Form 10-Q
period 2012-03-31
Allison Transmission Holdings Inc
filed 2012-04-26
CIK 1411207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-35456

ALLISON TRANSMISSION HOLDINGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-0414014
(State of Incorporation)	(I.R.S. Employer Identification Number)

One Allison Way

Indianapolis, IN 46222

(Address of Principal Executive Offices and Zip Code)

(317) 242-5000

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value 181,374,598 Shares Outstanding as of April 16, 2012.

INDEX

PART I

FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

Allison Transmission Holdings, Inc.

Condensed Consolidated Balance Sheets

(unaudited, dollars in millions, except share data)

	March 31, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$192.9	$314.0
Accounts receivables — net of allowance for doubtful accounts of $1.3 and $1.3, respectively	240.4	194.7
Inventories	171.5	155.9
Other current assets	44.0	38.1

Total Current Assets	648.8	702.7
Property, plant and equipment, net	591.7	581.8
Intangible assets, net	1,828.6	1,866.1
Goodwill	1,941.0	1,941.0
Other non-current assets	98.0	101.0

TOTAL ASSETS	$5,108.1	$5,192.6

LIABILITIES
Current Liabilities
Accounts payable	$213.0	$162.6
Product warranty liability	32.1	33.9
Current portion of long term debt	8.0	31.0
Notes payable	—	2.6
Deferred revenue	19.7	19.9
Other current liabilities	178.2	199.9

Total Current Liabilities	451.0	449.9

Product warranty liability	81.5	81.5
Deferred revenue	41.5	40.8
Long term debt	3,166.0	3,345.0
Deferred income taxes	235.1	214.2
Other non-current liabilities	244.7	239.5

TOTAL LIABILITIES	4,219.8	4,370.9
Commitments and contingencies (see NOTE M)

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 1,880,000,000 shares authorized, 181,398,298 issued and 181,374,598 outstanding	1.8	1.8
Non-voting common stock, $0.01 par value, 20,000,000 shares authorized, 1,185 issued and outstanding	0.0	0.0
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Treasury stock	(0.2)	(0.2)
Paid in capital	1,562.5	1,560.8
Accumulated deficit	(625.7)	(683.7)
Accumulated other comprehensive loss, net of tax	(50.1)	(57.0)

TOTAL STOCKHOLDERS’ EQUITY	888.3	821.7

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$5,108.1	$5,192.6

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited, dollars in millions, except share data)

	Three months ended March 31,
	2012	2011
Net sales	$601.9	$517.0
Cost of sales	318.1	287.0

Gross profit	283.8	230.0
Selling, general and administrative expenses	101.2	100.9
Engineering — research and development	27.9	30.3

Operating income	154.7	98.8
Interest income	0.3	0.2
Interest expense	(41.0)	(49.8)
Other (expense) income, net	(30.8)	5.7

Income before income taxes	83.2	54.9
Income tax expense	(25.2)	(18.0)

Net income	$58.0	$36.9

Basic earnings per share attributable to common stockholders	$0.32	$0.20

Diluted earnings per share attributable to common stockholders	$0.31	$0.20

Comprehensive income	$64.8	$46.9

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited, dollars in millions)

	Three months ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$58.0	$36.9
Add (deduct) items included in net income not using (providing) cash:
Amortization of intangible assets	37.5	38.0
Depreciation of property, plant and equipment	24.6	25.7
Deferred income taxes	21.0	15.2
Loss on repurchases and redemptions of long-term debt	13.5	—
Unrealized gain on derivatives	(5.2)	(8.1)
Amortization of deferred financing costs	2.4	2.9
Stock-based compensation	1.7	2.0
Other	0.2	(0.6)

Changes in assets and liabilities:
Accounts receivable	(44.9)	(43.0)
Inventories	(14.9)	(10.8)
Accounts payable	50.2	33.9
Other assets and liabilities	(4.5)	17.8

Net cash provided by operating activities	139.6	109.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of long-lived assets	(35.7)	(11.6)
Collateral for interest rate derivatives	0.1	3.7
Proceeds from disposal of assets	0.2	2.1

Net cash used for investing activities	(35.4)	(5.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases and redemptions of long-term debt	(211.0)	—
Debt financing fees	(2.3)	—
Payments on long-term debt	(2.0)	—
Payments on notes payable	(2.5)	—

Net cash used for financing activities	(217.8)	—
Effect of exchange rate changes on cash	(7.5)	(3.9)

Net (decrease) increase in cash and cash equivalents	(121.1)	100.2
Cash and cash equivalents at beginning of period	314.0	252.2

Cash and cash equivalents at end of period	$192.9	$352.4

Supplemental disclosures:
Interest paid	$36.1	$29.9
Income taxes paid	$2.9	$1.6

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(UNAUDITED)

NOTE A.	OVERVIEW

Overview

Allison Transmission Holdings, Inc. and its subsidiaries (the “Company,” “Successor,” “our,” “us,” “we” or “Allison”), design and manufacture commercial and military fully-automatic transmissions.

The business was founded in 1915 and has been headquartered in Indianapolis, Indiana since inception. The Company has approximately 2,800 employees and 12 different transmission product lines. Although approximately 80% percent of revenues were generated in North America in 2011, the Company has a global presence by serving customers in Europe, Asia, South America and Africa. The Company serves customers through an independent network of approximately 1,500 independent distributor and dealer locations worldwide.

Since the introduction of the Company’s first fully-automatic transmission over 60 years ago, the Company’s products have gained acceptance in a wide variety of applications, including on-highway trucks (distribution, refuse, construction, fire and emergency), buses (primarily school, transit and hybrid-transit), motorhomes, off-highway vehicles and equipment (primarily energy, mining and construction) and military vehicles (wheeled and tracked). The Company has developed over 100 different product models that are used in more than 2,500 different vehicle configurations, which are compatible with more than 500 combinations of engine brands, models and ratings. The Company also sells support equipment and Allison-branded replacement parts for the Company’s transmissions and remanufactured transmissions for use in the vehicle aftermarket.

Recent Developments

On March 12, 2012, the Company amended and restated its certificate of incorporation, which, among other things, converted its non-voting common stock to common stock, other than 1,000 shares of non-voting common stock (1,185 shares of non-voting common stock after giving effect to the stock split described herein) and effected a 1.185-for-1 split of all of our common stock and non-voting common stock. On March 20, 2012, the Company consummated its initial public offering (“IPO”). In the IPO, certain of the Company’s stockholders sold an aggregate of 26,100,000 shares of common stock at a public offering price of $23.00 per share. The underwriters also exercised their over-allotment option and purchased an additional 3,915,000 shares of common stock. The Company did not receive any proceeds from the sale of shares of common stock in the IPO.

NOTE B.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2012 and 2011 have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. The information herein reflects all normal recurring material adjustments, which are, in the opinion of management, necessary for the fair presentation of the results for the periods presented. The condensed consolidated financial statements herein consist of all wholly-owned domestic and foreign subsidiaries with all significant intercompany transactions eliminated.

These condensed consolidated financial statements present the results of operations, financial position and cash flows of the Company. Certain immaterial reclassifications have been made to prior period amounts to conform to the presentation of the current period financial statements. These reclassifications have no impact on previously reported net income, total stockholders’ equity or cash flows.

The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2011 included in the Company’s Form S-1/A. The interim period financial results for the three month periods presented are not necessarily indicative of results to be expected for any other interim period or for the entire year.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Significant estimates include, but are not limited to, allowance for doubtful accounts, sales allowances, government price adjustments, fair market values and future cash flows associated with Goodwill, indefinite life intangibles, long-lived asset impairment tests, useful lives for depreciation and amortization, warranty liability, determination of discount and other assumptions for pension and other postretirement benefit expense, income taxes and deferred tax valuation allowances, lease classification, derivative valuation, and contingencies. The Company’s accounting policies involve the application of judgments and assumptions made by management that include inherent risks and uncertainties. Actual results could differ materially from these estimates. Changes in estimates are recorded in results of operations in the period that the events or circumstances giving rise to such changes occur.

Recently Issued Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative accounting guidance on enhancing disclosures to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. The guidance requires improved information and disclosures about gross and net amounts of recognized assets and liabilities of financial and derivative instruments that are offset in an entity’s statement of financial position. The guidance is to be applied retrospectively for reporting periods beginning on or after January 1, 2013. The adoption of this amendment is not expected to have a material effect on our consolidated financial statements.

In September 2011, the FASB issued authoritative accounting guidance on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating fair value (i.e., Step 1 of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that fair value is more likely than not less than carrying value, the two-step impairment test would be required. The guidance does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. In addition, it does not amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant; however, it does revise the examples of events and circumstances that an entity should consider. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption was permitted; however, we did not early adopt this guidance and continued to perform Step 1 of the goodwill impairment analysis for 2011. The adoption of this amendment will occur in conjunction with our 2012 goodwill impairment test and is not expected to have a material effect on our consolidated financial statements.

In June 2011, the FASB issued authoritative accounting guidance on improving comparability, consistency, and transparency of items reported in other comprehensive income. The guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires either a single continuous statement of comprehensive income or in two separate but consecutive statements. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. In December 2011, the FASB issued additional authoritative accounting guidance indefinitely deferring the requirement to present reclassifications of items out of accumulated other comprehensive income. The accounting guidance also establishes a common approach with International Financial Reporting Standards (“IFRS”). The guidance is to be applied retrospectively for interim and annual reporting periods beginning after December 15, 2011 for public entities. The adoption of this amendment did not have a material effect on our condensed consolidated financial statements, but required a change in the presentation of comprehensive income from the notes of our condensed consolidated financial statements to the face of our condensed consolidated financial statements.

In May 2011, the FASB issued authoritative accounting guidance that amended wording used to describe many of the requirements in measuring fair value and disclosing information about fair value measurements. The changes are not intended to change the application of the requirements of fair value measurement, but to clarify the application and disclosure of information. The amendments to the accounting guidance also establish a common approach with IFRS. The guidance is to be applied prospectively for entities interim and annual reporting periods beginning after December 15, 2011. The adoption of this amendment did not have a material effect on our condensed consolidated financial statements.

NOTE C.	INVENTORIES

Inventories consisted of the following components (dollars in millions):

	March 31, 2012	December 31, 2011
Purchased parts and raw materials	$89.7	$71.3
Work in progress	6.8	7.6
Service parts	42.1	43.6
Finished goods	32.9	33.4

Total inventories	$171.5	$155.9

Inventory components shipped to third parties, primarily cores, parts to re-manufacturers, and contract manufacturers, in which the Company has an obligation to buyback, are included in purchased parts and raw materials, with an offsetting liability in Other current liabilities.

NOTE D.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following presents a summary of goodwill and other intangible assets (dollars in millions):

	Expected useful life (years)	March 31, 2012	December 31, 2011
Goodwill	Indefinite	$1,941.0	$1,941.0

Other intangible assets:
Trade name	Indefinite	$870.0	$870.0
Customer relationships — military	18.5	62.3	62.3
Customer relationships — commercial	16.5	831.8	831.8
Proprietary technology	12.5	476.3	476.3
Non-compete agreement	10.0	17.3	17.3
Patented technology — military	8.5	28.2	28.2
Tooling rights	6.0	4.5	4.5
Patented technology — commercial	5.5	260.6	260.6

Other intangible assets — gross		2,551.0	2,551.0
Less: accumulated amortization		(722.4)	(684.9)

Other intangible assets — net		$1,828.6	$1,866.1

As of March 31, 2012 and December 31, 2011, the net carrying value of our Goodwill and other intangibles was $3,769.6 million and $3,807.1 million, respectively.

NOTE E.	FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with the FASB’s authoritative accounting guidance on fair value measurements, fair value is the price (exit price) that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company primarily applies the market approach for recurring fair value measurements and utilizes the best available information that maximizes the use of observable inputs and minimizes the use of unobservable inputs. The Company is able to classify fair value balances based on the observability of those inputs. The accounting guidance establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy defined by the relevant guidance are as follows:

Level 1 — Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, listed equities and publicly traded bonds.

Level 2 — Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

Level 3 — Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At each balance sheet date, the Company performs an analysis of all instruments subject to authoritative accounting guidance and includes, in Level 3, all of those whose fair value is based on significant unobservable inputs. As of March 31, 2012 and December 31, 2011, the Company did not have any Level 3 financial assets or liabilities.

The Company’s assets and liabilities that are measured at fair value include cash equivalents, available-for-sale securities and derivative instruments. The Company’s cash equivalents consist of short-term U.S. Government backed securities. The Company’s available-for-sale securities consist of ordinary shares of Torotrak plc (“Torotrak”) associated with a license and exclusivity agreement with Torotrak. Torotrak’s listed shares are traded on the London Stock Exchange under the ticker symbol “TRK.” The Company’s derivative instruments consist of interest rate swaps, foreign currency forward contracts and commodity swaps.

The Company’s valuation techniques used to fair value cash equivalents and available-for-sale securities represents a market approach in active markets for identical assets that qualifies as Level 1 in the fair value hierarchy. The Company’s valuation techniques used to calculate the fair value of derivative instruments represents a market approach with observable inputs that qualify as Level 2 in the fair value hierarchy.

The foreign currency contracts consist of forward rate contracts which are intended to hedge exposure of transactions denominated in certain currencies and reduce the impact of currency price volatility on the Company’s financial results. The commodity contracts consist of forward rate contracts which are intended to hedge exposure of transactions involving purchases of component parts containing aluminum and steel, reducing the impact of aluminum and steel price volatility on the Company’s financial results.

For its foreign currency derivatives, the Company uses independent valuations which use the current spot market data adjusted for the time value of money. The foreign currency hedges have been accounted for within the authoritative accounting guidance set forth on accounting for derivative instruments and hedging activities and have been recorded at fair value based upon quoted market rates. The fair values are included in other current or non-current assets and liabilities in the Condensed Consolidated Balance Sheets. As of March 31, 2012, the Company elected not to apply hedge accounting to any of its foreign currency contracts, therefore all unrealized gains and losses from the revaluation of the contracts are recorded in Other (expense) income, net in the Condensed Consolidated Statements of Comprehensive Income.

For its commodity derivatives, the Company uses independent valuations which use current quoted market rates adjusted for the time value of money. The fair values are included in Other current and non-current assets and liabilities in the Condensed Consolidated Balance Sheets. The Company has not elected hedge accounting treatment for these commodity contracts, and as a result, unrealized fair value adjustments and realized gains or losses will be charged directly to Other (expense) income, net in the Condensed Consolidated Statements of Comprehensive Income.

For its interest rate derivatives, the Company uses independent valuations which approximate the current economic value of the swaps using prices and rates at the average of the estimated bid and offer for the respective underlying assets. The floating-to-fixed interest rate swaps are based on the London Interbank Offered Rate (“LIBOR”) which is observable at commonly quoted intervals. The fair values are included in other current and non-current liabilities in the Condensed Consolidated Balance Sheets. The Company has not elected hedge accounting treatment for the interest rate swaps and, as a result, fair value adjustments are charged directly to Interest expense in the Condensed Consolidated Statements of Comprehensive Income.

The following table summarizes the fair value of our financial assets and (liabilities) as of March 31, 2012 and December 31, 2011 (dollars in millions):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		TOTAL
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Cash equivalents	$10.0	$125.9	$—	$—	$10.0	$125.9
Available-for-sale securities	9.4	8.1	—	—	9.4	8.1
Derivative assets	—	—	0.2	0.0	0.2	0.0
Derivative liabilities	—	—	(73.9)	(78.9)	(73.9)	(78.9)

Total	$19.4	$134.0	$(73.7)	$(78.9)	$(54.3)	$55.1

NOTE F.	DEBT

Long-term debt and maturities are as follows (dollars in millions):

	March 31, 2012	December 31, 2011
Long-term debt:
Senior Secured Credit Facility Term B-1 Loan, variable, due 2014	$1,793.8	$2,594.9
Senior Secured Credit Facility Term B-2 Loan, variable, due 2017	799.1	—
Senior Notes, fixed 7.125%, due 2019	471.3	471.3
Senior Cash Pay Notes, fixed 11.00%, due 2015	109.8	309.8

Total long-term debt	3,174.0	3,376.0
Less: current maturities of long-term debt	8.0	31.0

Total long-term debt less current portion	$3,166.0	$3,345.0

As of March 31, 2012, the Company had $1,793.8 million of indebtedness associated with Allison Transmission Inc.’s (“ATI”), a wholly owned subsidiary of the Company, Senior Secured Credit Facility Term B-1 Loan due 2014 (“Term B-1 Loan”) and $799.1 million of indebtedness associated with ATI’s Senior Secured Credit Facility Term B-2 Loan due 2017 (“Term B-2 Loan”), (together the Term B-1 Loan and Term B-2 Loan defined as the “Senior Secured Credit Facility”). The Company also had indebtedness of $471.3 million of ATI’s 7.125% senior cash pay notes due May 2019 (“7.125% Senior Notes”) and $109.8 million of ATI’s 11.0% senior cash pay notes due November 2015 (“11.0% Senior Notes”), (together the 7.125% Senior Notes and 11.0% Senior Notes defined as “Senior Notes”).

The fair value of the Company’s long-term debt obligations as of March 31, 2012 is $3,177.2 million. The fair value is based on quoted Level 1 market yields as of March 31, 2012. It is not expected that the Company would be able to repurchase a significant amount of its debt at these levels. The difference between the fair value and carrying value of the long-term debt is driven primarily by trends in the financial markets.

Senior Secured Credit Facility

In 2007, ATI entered into a Senior Secured Credit Facility having a term loan in the amount of $3,100 million with a maturity date of August 2014. In March 2012, ATI entered into an amendment with its term loan lenders under its Senior Secured Credit Facility to extend the maturity from August 7, 2014 to August 7, 2017 of $801.1 million in principal amount of the term loan with an increase in the applicable margin over LIBOR for such extended term loan to 3.50%. As a result of the debt modification, the Company recorded an additional $2.3 million as deferred financing fees in the Condensed Consolidated Balance Sheets and extended the amortization period of $5.1 million of deferred financing fees from 2014 to 2017.

The Senior Secured Credit Facility is collateralized by a lien on substantially all assets of ATI. Interest on the term loans is variable and currently is equal to the LIBOR plus an applicable margin based on the Company’s total senior secured leverage ratio. As of March 31, 2012 this rate was approximately 2.75% and 3.75% on the Term B-1 Loan and Term B-2 Loan, respectively, and the weighted average rate on the Senior Secured Credit Facility was approximately 3.06%. The Senior Secured Credit Facility requires minimum quarterly principal payments of $7.75 million on the term loans, which commenced December 2007, as well as prepayments from certain net cash proceeds of non-ordinary course asset sales and casualty and condemnation events and from a percentage of excess cash flow, if applicable. Due to voluntary prepayments, the Company has fulfilled all Term B-1 Loan required quarterly payments through its maturity date of 2014. The minimum required quarterly principal payment on the Term B-2 Loan is $2.0 million and remains through its maturity date of 2017. The remaining principal balance on each loan is due upon maturity.

In accordance with the Senior Secured Credit Facility, net cash proceeds of non-ordinary course asset sales and casualty and condemnation events will only be required to prepay the term loan if the Company does not reinvest or commit to reinvest such net cash proceeds in assets to be used in its business or to make certain other permitted investments within 15 months of the related transactions or events, subject to certain limitations. The Company must apply 50% of its annual excess cash flow (as defined in the Senior Secured Credit Facility) to the prepayment of the Term B-1 Loan and Term B-2 Loan, however this percentage reduces to certain levels and eventually to zero upon achievement of certain total senior secured leverage ratios. For the year ended December 31, 2011, the excess cash flow percentage was 0%, and as a result, the Company was not required to make any excess cash flow payment.

The Senior Secured Credit Facility also provides for $400.0 million in revolving credit borrowings, net of an allowance for up to $50.0 million in outstanding letter of credit commitments. As of March 31, 2012 the Company had $371.1 million available under the revolving credit facility, net of $28.3 million in letters of credit. Revolving credit borrowings bear interest at a rate equal to LIBOR plus an applicable margin based on the Company’s total senior secured leverage ratio. As of March 31, 2012 this rate would have been approximately 3.00%. In addition, there is an annual commitment fee currently equal to 0.375% of the average unused revolving credit borrowings available under the Senior Secured Credit Facility which may fluctuate based on the Company’s total senior secured leverage ratio. Revolving credit borrowings are payable at the option of the Company throughout the term of the Senior Secured Credit Facility, with the balance due in August 2016. Should ATI not extend its Term B-1 Loan, the revolving portion of the Senior Secured Credit Facility will mature in August 2014.

In November 2008, ATI entered into an amendment to its Senior Secured Credit Facility that permits it to make discounted voluntary prepayments of its term loan in an aggregated amount not to exceed $750.0 million pursuant to a modified Dutch auction. As part of the May 2011 amendment to the Senior Secured Credit Facility, the amount available for discounted voluntary prepayments of the term loan pursuant to a modified Dutch auction was reset to $750.0 million. This provision is available to the Company for so long as the term loan is outstanding. For the three months ended March 31, 2012 and 2011, the Company did not repurchase any of its term loans under this amendment.

In May 2011, ATI effectively amended some of its terms under the revolving credit facility including extending the term from August 2013 to August 2016, or August 2014 if ATI does not extend its Term B-1 Loan, and increasing the borrowing capacity from $317.5 million to $400.0 million. As a result, the Company recorded an additional $4.2 million as deferred financing fees in the Condensed Consolidated Balance Sheets and $0.9 million as deferred financing fees expensed in the Condensed Consolidated Statements of Comprehensive Income. All deferred financing fees associated with the credit facility will be amortized to Interest expense on a straight-line basis over the term of the facility.

In addition, the Company made principal payments of $2.0 million and $0.0 million on the Senior Secured Credit Facility for the three months ended March 31, 2012 and 2011, respectively. The principal payments made on the Senior Secured Credit Facility for the three months ended March 31, 2012 and 2011 did not result in any losses associated with the write off of related deferred debt issuance costs.

The Senior Secured Credit Facility requires the Company to maintain a specified maximum total senior secured leverage ratio. As of March 31, 2012, the Company was in compliance with the maximum total senior secured leverage ratio achieving a 3.13x ratio versus a 5.50x requirement threshold. Within the terms of the Senior Secured Credit Facility, a senior secured leverage ratio below 3.50x results in a 25 basis point reduction to the applicable margin for the Term B-1 Loan, a 12.5 basis point reduction to the commitment fee and elimination of excess cash flow payments on the term loan for the applicable year. These reductions remain in effect as long as the Company continues to achieve a senior secured leverage ratio below 3.50x. There are no reductions to the applicable margin available for the Term B-2 Loan.

In addition, the Senior Secured Credit Facility, among other things, includes customary restrictions (subject to certain exceptions) on the Company’s ability to incur certain indebtedness, grant certain liens, make certain investments or declare or pay certain dividends. As of March 31, 2012, the Company is in compliance with all covenants under the Senior Secured Credit Facility.

Senior Notes

The Company may redeem some or all of the 11.0% Senior Notes at a specified redemption price in the governing indentures. Prior to May 15, 2015, the Company may redeem some or all of the Senior 7.125% Notes by paying the applicable “make-whole” premium. At any time on or after May 15, 2015, the Company may redeem some or all of the 7.125% Senior Notes at specified redemption prices in the governing indenture.

The Company may from time to time seek to retire Senior Notes through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, contractual redemptions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

In February 2012, the Company redeemed $200.0 million of the 11.0% Senior Notes resulting in a loss (the premium between the purchase price of the notes and the face value of such notes) of $13.5 million, including deferred financing fees written off.

The Senior Notes are unsecured and guaranteed by the subsidiaries that guarantee the Senior Secured Credit Facility and will be unconditionally guaranteed, jointly and severally, by any future domestic subsidiaries that guarantee the Senior Secured Credit Facility.

Notes Payable

As of March 31, 2012 the Company had no notes payable. As of December 31, 2011, the Company had Japanese Yen denominated unsecured short-term notes of 200 million Yen (approximately $2.4 million) with a weighted average interest rate of 1.24%.

NOTE G.	DERIVATIVES

The Company is exposed to certain financial risk from volatility in interest rates, foreign exchange rates and commodity prices. The risk is managed through the use of financial derivative instruments including interest rate swaps, foreign currency forward contracts and commodity swaps. Despite the fact that the Company has not elected hedge accounting treatment on all of its current derivative instruments, the contracts are used strictly as an economic hedge and not for speculative purposes. As necessary, the Company adjusts the values of the derivative instruments for counter-party or credit risk.

Interest Rate

The maturities of the interest rate swaps outstanding as of March 31, 2012 and December 31, 2011 do not correspond with the maturity of the term loan, but are similar in all other respects. The Company has not elected hedge accounting treatment for these derivatives, and as a result, fair value adjustments are charged directly to Interest expense in the Condensed Consolidated Statements of Comprehensive Income. A summary of the Company’s interest rate derivatives as of March 31, 2012 and December 31, 2011 follows (dollars in millions):

	March 31, 2012		December 31, 2011
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest Rate Swap D, due 2013	$125.0	$(6.4)	$125.0	$(7.3)
Interest Rate Swap E, due 2013	150.0	(4.7)	150.0	(5.2)
Interest Rate Swap F, due 2013	75.0	(2.2)	75.0	(2.4)
Interest Rate Swap G, due 2013	75.0	(2.6)	75.0	(2.8)
Interest Rate Swap H, due 2014	350.0	(25.8)	350.0	(27.3)
Interest Rate Swap I, due 2014	350.0	(26.0)	350.0	(27.5)
Interest Rate Swap J, due 2014	125.0	(2.7)	125.0	(2.6)
Interest Rate Swap K, due 2014	125.0	(2.9)	125.0	(2.7)

	$1,375.0	$(73.3)	$1,375.0	$(77.8)

Certain of the Company’s interest rate derivatives contain credit-risk and collateral contingent features under which downgrades in the Company’s credit rating could require the Company to increase its collateral. Certain interest rate derivatives also contain provisions under which the Company may be required to post additional collateral if the LIBOR interest rate curve reaches certain levels.

As of March 31, 2012 and December 31, 2011, the Company had recorded collateral of $1.8 million and $2.0 million in Other current assets in the Condensed Consolidated Balance Sheets, as the balances are subject to frequent change.

Currency Exchange

The Company’s business is subject to foreign exchange rate risk. As a result, the Company enters into various forward rate contracts that qualify as derivatives under the authoritative accounting guidance to manage certain of these exposures. Forward contracts are used to hedge forecasted transactions and known exposure of payables denominated in a foreign currency. The Company generally does not elect to apply hedge accounting under the authoritative accounting guidance and records the gains and losses associated with these contracts in Other (expense) income, net in the Condensed Consolidated Statements of Comprehensive Income during the period of change.

The following table summarizes the outstanding foreign currency forward contracts as of March 31, 2012 and December 31, 2011 (amounts in millions):

	March 31, 2012		December 31, 2011
	Notional Amount	Fair Value	Notional Amount	Fair Value
Indian Rupee (INR)	32.0	$0.0	81.0	$ (0.1)
Japanese Yen (JPY)	¥ 450.0	0.0	N/A	—
British Pound (GBP)	N/A	—	£ 2.0	(0.0)
Canadian Dollar (CAD)	N/A	—	C$ 0.3	0.0

		$0.0		$ (0.1)

Commodity

As a result of the Company’s commodity price risk, primarily with component suppliers, it has chosen to manage steel, aluminum and natural gas exposure by entering into commodity swap contracts that qualify as derivatives under authoritative accounting guidance. The Company has not elected hedge accounting treatment for these commodity contracts and, as a result, unrealized fair value adjustments and realized gains or losses will be charged directly to Other (expense) income, net in the Condensed Consolidated Statements of Comprehensive Income.

The following table summarizes the outstanding commodity swaps as of March 31, 2012 and December 31, 2011 (dollars in millions):

	March 31, 2012			December 31, 2011
	Notional Amount	Quantity	Fair Value	Notional Amount	Quantity	Fair Value
Aluminum	$14.3	6,425 metric tons	$(0.3)	$17.0	7,725 metric tons	$(1.0)
Steel	$0.9	1,740 metric tons	(0.1)	0.5	900 metric tons	(0.0)
Natural Gas	$0.4	130,000 MMBtu	(0.0)	0.3	80,000 MMBtu	(0.0)

			$(0.4)			$(1.0)

The following tabular disclosures further describe the Company’s derivative instruments and their impact on the financial condition of the Company.

	March 31, 2012		December 31, 2011
(dollars in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Foreign currency contracts	Other current assets	$0.0	Other non- current liabilities	$(0.1)
	Other current liabilities	(0.0)
Commodity contracts	Other current and non-current assets	0.2	Other current and non-current liabilities	(1.0)
	Other current liabilities	(0.6)
Interest rate contracts	Other current and non- current liabilities	(73.3)	Other current and non- current liabilities	(77.8)

Total derivatives not designated as hedging instruments		$(73.7)		$(78.9)

The fair values of the derivatives are recorded between Other current and non-current assets and Other current and non-current liabilities as appropriate in the Condensed Consolidated Balance Sheets. As of March 31, 2012, the amounts recorded to Other current assets and Other current liabilities for foreign currency contracts were $0.0 million and ($0.0) million, respectively. The amounts recorded to Other current and non-current assets and Other current liabilities for commodity contracts were $0.1 million, $0.1 million, and ($0.6) million, respectively. The amounts recorded to Other current and non-current liabilities for interest rate contracts were ($33.7) million and ($39.7) million, respectively.

As of December 31, 2011, the amount recorded to Other non-current liabilities for foreign currency contracts was ($0.1) million. The amounts recorded to Other current and non-current liabilities for commodity contracts were ($0.7) million and ($0.3) million, respectively. The amounts recorded to Other current and non-current liabilities for interest rate contracts were ($31.9) million and ($45.9) million, respectively.

The following tabular disclosures further describe the Company’s derivative instruments and their impact on the results of operations of the Company.

	Three months ended March 31, 2012		Three months ended March 31, 2011
(dollars in millions)	Location of (loss) gain recognized on derivatives	Amount of (loss) gain recognized on derivatives	Location of gain recognized on derivatives	Amount of gain recognized on derivatives
Derivatives not designated as hedging instruments
Foreign currency contracts	Other (expense) income, net	$0.2	Other (expense) income, net	$1.0
Commodity contracts	Other (expense) income, net	0.6	Other (expense) income, net	1.9
Interest rate contracts	Interest expense	4.5	Interest expense	6.5

Total gain recognized on derivatives not designated as hedging instruments		$5.3		$9.4

NOTE H.	PRODUCT WARRANTY LIABILITIES

Product warranty liability activities consist of the following (dollars in millions):

	Three months ended March 31,
	2012	2011
Beginning balance	$115.4	$128.5
Payments	(8.9)	(10.3)
Increase in liability (warranty issued during period)	7.1	6.3
Net adjustments to liability	(0.2)	0.2
Accretion (for Predecessor liabilities)	0.2	0.3

Ending balance	$113.6	$125.0

As of March 31, 2012, the current and non-current liabilities were $32.1 million and $81.5 million, respectively. As of March 31, 2011, the current and non-current liabilities were $33.4 million and $91.6 million, respectively.

Deferred revenue for ETC activity (dollars in millions):

	Three months ended March 31,
	2012	2011
Beginning balance	$60.7	$56.2
Increases	5.5	4.1
Revenue earned	(5.0)	(3.2)

Ending balance	$61.2	$57.1

As of March 31, 2012, the current and non-current liabilities were $19.7 million and $41.5 million, respectively. As of March 31, 2011, the current and non-current liabilities were $16.4 million and $40.7 million, respectively.

NOTE I.	OTHER (EXPENSE) INCOME, NET

Other (expense) income, net consists of the following (dollars in millions):

	Three months ended March 31,
	2012	2011
Termination of Sponsor services agreement	$(16.0)	$—
Loss on repurchases of long-term debt	(13.5)	—
Initial public offering fees and expenses	(5.7)	—
Grant Program income	2.8	3.7
Unrealized gain on derivative contracts	0.7	1.6
Gain (loss) on foreign exchange	0.7	(1.3)
Realized gain on derivative contracts	0.1	1.3
Other	0.1	0.4

Total	$(30.8)	$5.7

In March 2012, the Company priced its initial public offering of common stock. All of the shares of common stock offered were sold by existing stockholders with the Company receiving no proceeds from the sale. As a result, approximately $5.7 million of previously capitalized fees and expenses related to the initial public offering were recorded to Other (expense) income, net in the Condensed Consolidated Statements of Comprehensive Income. In conjunction with the offering, the Company also made a $16.0 million one-time payment to terminate the services agreement with the Carlyle Group and affiliates of Onex Corporation (“the Sponsors”).

In 2009, the Company was notified by the U.S. Department of Energy that it was selected to receive matching funds from a grant program funded by the American Recovery and Reinvestment Act for the development of Hybrid manufacturing capacity in the U.S. (the “Grant Program”). All applicable costs associated with the Grant Program have been charged to Engineering — research and development while the Government’s matching reimbursement is recorded to Other income, net in the Condensed Consolidated Statements of Comprehensive Income. Since inception of the Grant Program, the Company has recorded $32.2 million of Grant Program income to Other (expense) income, net in the Condensed Consolidated Statements of Comprehensive Income. All matching funds under the Grant Program are expected to be received by 2013.

For the three months ended March 31, 2012 and 2011, the Company recorded $1.5 million and $0.9 million, respectively, as a reduction of the basis of capital assets purchased under the Grant Program. Since inception of the Grant Program, the Company has placed approximately $5.3 million of assets in service under the Grant Program, resulting in related depreciation of $0.1 million for the three months ended March 31, 2012.

NOTE J.	OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (dollars in millions):

	As of March 31, 2012	As of December 31, 2011
Accrued derivative payable	$33.6	$31.9
Sales allowances	29.9	32.3
Payroll and related costs	26.2	49.9
Accrued interest payable	25.9	19.1
Taxes payable	20.0	17.1
Military price reduction reserve	17.6	17.6
Vendor buyback obligation	14.0	15.4
Research and development payable	0.0	5.0
Other accruals	11.0	11.6

Total	$178.2	$199.9

NOTE K.	EMPLOYEE BENEFIT PLANS

Components of net periodic benefit expense consist of the following (dollars in millions):

	Pension Plans		Post-retirement Benefits
	Three months ended March 31,		Three months ended March 31,
	2012	2011	2012	2011
Net periodic benefit expense:
Service cost	$4.1	$3.7	$1.0	$0.9
Interest cost	1.1	1.0	1.8	1.8
Expected return on assets	(1.5)	(1.1)	—	—
Prior service cost	0.0	0.1	—	—
Loss	0.4	0.2	—	—

Net periodic benefit expense	$4.1	$3.9	$2.8	$2.7

NOTE L.	INCOME TAXES

The effective tax rate for the three months ended March 31, 2012 and March 31, 2011 was 30.3% and 32.8%, respectively. The Company continues to record a full valuation allowance related to its net deferred tax asset with the exception of the deferred tax liability associated with its indefinite life intangibles. Adjustments to the tax basis of these indefinite life intangibles resulting from tax amortization of the intangible assets or changes in the fair value of the Company’s assumed liabilities continues to give rise to deferred tax expense. For the three months ended March 31, 2012, the Company recorded total tax expense of $25.2 million. The pretax income recorded for the three month period ended March 31, 2012 includes approximately $21.7 million of discrete expense items related to the termination of its services agreement with its Sponsors and transaction costs associated with the Company’s initial public offering.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Because the timing of the reversal of the amortizable goodwill and trade name intangible are indefinite, these deferred tax liabilities are not considered in evaluating the reversal of the temporary differences. As a result, a valuation allowance has been established against the deferred tax assets net of deferred tax liabilities having a definite life.

A sustained period of profitability in our operations is required before we would change our judgment regarding the need for a full valuation allowance against our net deferred tax assets. Accordingly, although we were profitable in the prior two years and the first quarter of 2012, we continue to record a full valuation allowance against the net deferred tax assets. Although the weight of negative evidence related to cumulative losses is decreasing, we believe that this objectively-measured negative evidence outweighs the subjectively-determined positive evidence and, as such, we have not changed our judgment regarding the need for a full valuation allowance in the first quarter of 2012. Continued improvement in our operating results, however, could lead to reversal of all of our valuation allowance as early as the second quarter of 2012.

In accordance with the FASB’s authoritative guidance on accounting for uncertainty in income taxes, the Company had no liability for unrecognized tax benefits as of March 31, 2012 and December 31, 2011. The accounting guidance prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For the year ended December 31, 2011, the return will remain subject to examination by the various taxing authorities for the duration of the applicable statute of limitations (generally three years from the later of the date of filing or the due date of the return).

NOTE M.	COMMITMENTS AND CONTINGENCIES

Claims, Disputes, and Litigation

The Company is party to various legal actions and administrative proceedings and subject to various claims arising in the ordinary course of business. These proceedings primarily involve commercial claims, product liability claims, personal injury claims and workers’ compensation claims. The Company believes that the ultimate liability, if any, in excess of amounts already provided for in the financial statements or covered by insurance on the disposition of these matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

NOTE N.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

On August 7, 2007, the Carlyle Group and affiliates of Onex Corporation (“the Sponsors”) entered into a services agreement with ATI, pursuant to which ATI paid the Sponsors an annual fee of approximately $3.0 million (shared equally by the Sponsors) for certain advisory, consulting and other services to be performed by the Sponsors, exclusive of the reimbursements for certain out-of-pocket expenses incurred in connection with the performance of such services, and additional reasonable compensation for other services provided by the Sponsors from time to time, including consulting and other services with respect to acquisitions and divestitures or sales of equity or debt instruments. For the three months ended March 31, 2012 and 2011, the Sponsors did not provide any additional services beyond customary advisory services. Upon completion of our initial public offering in March 2012, the Company paid the Sponsors a total of $16.0 million to terminate the services agreement. The fee represented the estimated net present value of the payments over the estimated term of the services agreement.

Senior Notes Held by Executive Officers

As of March 31, 2012, Lawrence Dewey, our Chairman, President and Chief Executive Officer, David Graziosi, our Executive Vice President, Chief Financial Officer and Treasurer, and Robert M. Price, our Vice President, Human Resources, held approximately $32,705, $31,000 and $65,410, respectively, in aggregate principal amount of the 11.0% Senior Notes and Mr. Graziosi held approximately $400,000 in aggregate principal amount of the 7.125% Senior Notes.

NOTE O.	EARNINGS PER SHARE

The Company presents both basic and diluted earnings per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted EPS is calculated by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during the reporting period that are calculated using the treasury stock method for stock options. The treasury stock method assumes that the Company uses the proceeds from the exercise of awards to repurchase common stock at the average market price during the period. The assumed proceeds under the treasury stock method include the purchase price that the grantee will pay in the future, compensation cost for future service that the Company has not yet recognized and any tax benefits that would be credited to additional paid-in-capital when the award generates a tax deduction. If there would be a shortfall resulting in a charge to additional paid-in-capital, such an amount would be a reduction of the proceeds. For the three months ended March 31, 2011, outstanding stock options were not included in the diluted EPS computation because they were anti-dilutive.

The following table reconciles the numerators and denominators used to calculate basic EPS and diluted EPS (in millions, except per share data):

	Three months ended March 31,
	2012	2011
Net income	$58.0	$36.9

Weighted average shares of common stock outstanding	181.4	181.4
Dilutive effect stock-based awards	4.8	—

Diluted weighted average shares of common stock outstanding	186.2	181.4

Basic earnings per share attributable to common stockholders	$0.32	$0.20

Diluted earnings per share attributable to common stockholders	$0.31	$0.20

NOTE P.	SUBSEQUENT EVENTS

On April 20, 2012, the Company gave notice to the holders of its 11.0% Senior Notes that it would redeem the remainder of the notes at the specified redemption price in the governing indenture on May 1, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion in conjunction with our condensed consolidated interim financial statements and the related notes contained elsewhere in this Quarterly Report on Form 10-Q.

The statements in this discussion regarding industry trends, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Part II, Item 1A. “Risk Factors” and “—Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Overview

Allison Transmission Holdings, Inc. and its subsidiaries (the “Company,” “our,” “us,” “we” or “Allison”), design and manufacture fully-automatic transmissions for medium- and heavy-duty commercial vehicles, medium- and heavy-tactical U.S. military vehicles and hybrid-propulsion systems for transit buses. We generate our net sales primarily from the sale of transmissions, transmission parts, support equipment, military kits, engineering services and extended transmission warranty coverage to a wide array of original equipment manufacturers (“OEMs”), distributors and the U.S. government. Although approximately 80% of our net sales were generated in North America in 2011, we have a global presence, serving customers in Europe, Asia, South America and Africa. As of March 31, 2012, we have approximately 2,800 employees and 12 different transmission product lines. We serve customers through an established network of approximately 1,500 authorized independent distributors and dealers worldwide. Since the introduction of our first fully-automatic transmission over 60 years ago, our products have gained acceptance in a wide variety of applications, including on-highway trucks (distribution, refuse, construction, fire and emergency), buses (primarily school, transit and hybrid-transit), motorhomes, off-highway vehicles and equipment (primarily energy, mining and construction) and military vehicles (wheeled and tracked).

Recent Developments

Initial Public Offering

On March 12, 2012, we amended and restated our certificate of incorporation, which, among other things, converted our non-voting common stock to common stock, other than 1,000 shares of non-voting common stock (1,185 shares of non-voting common stock after giving effect to the stock split described herein) and effected a 1.185-for-1 split of all of our common stock and non-voting common stock. On March 20, 2012 we consummated our initial public offering (“IPO”). In the IPO, certain of our existing stockholders sold an aggregate of 26,100,000 shares of common stock at a public offering price of $23.00 per share. The underwriters also exercised their over-allotment option and purchased an additional 3,915,000 shares of common stock. We did not receive any proceeds from the sale of shares of common stock in the IPO.

Trends Impacting Our Business

Our net sales are driven by commercial vehicle production, which tends to be highly correlated to macroeconomic conditions. The recent global economic downturn led to a significant decline in annual commercial vehicle production volumes. According to ACT Research, commercial truck and bus production volumes in our North American on-highway markets are projected to continue to grow, but to remain below the 1998-2008 average production levels through 2014. However, we believe the anticipated increase in global commercial vehicle production, together with pent up demand in the North American market that resulted from the deferral of purchases during the economic downturn, will support our continued growth and result in increased net sales.

First Quarter Net Sales by End Market (in millions)

End Market	Q1 2012 Net Sales	Q1 2011 Net Sales	% Variance
North America On-Highway	$219	$164	34%
North America Hybrid-Propulsion Systems for Transit Bus	$35	$39	(10)%
North America Off-Highway	$74	$64	16%
Military	$77	$84	(8)%
Outside North America On-Highway	$66	$57	16%
Outside North America Off-Highway	$32	$23	39%
Service, Parts, Support Equipment & Other	$99	$86	15%

Total Net Sales	$602	$517	16%

North America On-Highway end market continued its recovery with net sales up 34 percent for the first quarter 2012 compared to the first quarter 2011. Rugged Duty Series and Highway Series models were the primary drivers of this performance followed by smaller increases in school bus and transit/other bus models. These increases were partially offset by reduced motor home models. The year over year first quarter increase is amplified by the lower level of first quarter 2011 net sales when compared to the remainder of 2011. We expect a slower year over year growth rate in the remainder of 2012.

North America Hybrid-Propulsion Systems for Transit Bus end market net sales were down 10 percent for the first quarter 2012 compared to the first quarter 2011. Due to municipal subsidy and spending constraints, U.S. Environmental Protection Agency 2010 engine emissions improvements and redundancy by alternative technologies, we expect a measured decline in net sales for the full year 2012 below the 2011 level.

North America Off-Highway end market net sales were up 16 percent for the first quarter 2012 compared to the first quarter of 2011. The year over year first quarter increase was principally driven by continued strong demand from natural gas fracturing applications and other energy sector requirements. We believe the strong first quarter performance will not persist given recent customer forecast adjustments related to current natural gas pricing.

Military end market net sales were down 8 percent for the first quarter 2012 compared to the first quarter 2011. The year over year first quarter decrease was principally driven by a reduction in tracked military products demand resulting from a return of U.S. defense spending to historical averages partially offset by increased wheeled military products requirements. Although our first quarter wheeled military products net sales were above the 2011 level, we expect a measured decline in net sales for the remainder of 2012 below the 2011 level due to the previously mentioned reductions in U.S. defense spending.

Outside North America On-Highway end market net sales were up 16 percent for the first quarter 2012 compared to the first quarter 2011, reflecting increases in all regions other than South America and India. Despite challenging economic conditions net sales in Europe were up quarter over quarter principally driven by increased demand from construction and mining, long term customer supply agreements and United Kingdom market strength. Lower South America net sales were principally driven by the timing of bus tenders and demand volatility in several regional end markets. The India end market continues to struggle with depressed bus demand attributed to governmental procurement and acquisition difficulties that have hindered the market since last year. During the first quarter, Allison also participated in several new vocationally focused regional trade shows and continued to work towards expanding its vehicle releases in key emerging growth markets.

Outside North America Off-Highway end market net sales were up 39 percent for the first quarter 2012 compared to the first quarter 2011. The year over year first quarter increase was principally driven by increased mining and energy sector activities in response to global economic growth.

Service parts, support equipment & other end market net sales were up 15 percent for the first quarter 2012 compared to the first quarter 2011. The increase was principally driven by price increases on certain products, support equipment sales commensurate with increased transmission unit volume and higher global demand for on-highway and off-highway service parts.

Key Components of our Results of Operations

Net sales

We generate our net sales primarily from the sale of transmissions, transmission parts, support equipment, military kits, engineering services and extended transmission coverage to a wide array of OEMs, distributors and the U.S. government. Sales are recorded net of provisions for customer allowances and other rebates. Engineering services are recorded as net sales in accordance with the terms of the contract. The associated costs are recorded in cost of sales. We also have royalty agreements with third parties that provide net sales as a result of joint efforts in developing marketable products.

Cost of sales

Our most significant components of cost of sales are purchased parts, the overhead expense related to our manufacturing operations and direct labor associated with the manufacture and assembly of transmissions and parts. For the three months ended March 31, 2012, direct material costs were approximately 72%, overhead costs were approximately 22%, and direct labor costs were approximately 6% of total cost of sales. We are subject to changes in our cost of sales caused by movements in underlying commodity prices. We seek to hedge against this risk by using commodity swap contracts and, beginning in 2011, long-term supply agreements. See “—Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk.”

Selling, general and administrative expenses

The principal components of our selling, general and administrative expenses are salaries and benefits for our office personnel, advertising and promotional expenses, product warranty expense, expenses relating to certain information technology systems and amortization of our intangibles.

Engineering — research and development

We incur costs in connection with research and development programs that are expected to contribute to future earnings. Such costs are expensed as incurred. In 2009, we were notified by the Department of Energy (“DOE”) that we were selected to receive matching funds up to $62.8 million from a cost-share grant program funded by the American Recovery and Reinvestment Act for the development of hybrid-propulsion system manufacturing capacity in the U.S. (the “Grant Program”). Applicable costs associated with the Grant Program have been charged to engineering — research and development. The DOE’s matching reimbursement is recorded to Other (expense) income, net in the Condensed Consolidated Statements of Comprehensive Income, or in the case of capital expenditure, as a reduction in the cost basis of the capital asset.

Non-GAAP Financial Measure

We use Adjusted net income to measure our overall profitability because it better reflects our cash flow generation by capturing the actual cash taxes paid rather than our tax expense as calculated under accounting principles generally accepted in the United States of America (“GAAP”) and excludes the impact of the non-cash annual amortization of certain intangible assets that were created at the time of the acquisition. We use Adjusted EBITDA, Adjusted EBITDA margin and Adjusted free cash flow to evaluate and control our cash operating costs and to measure our operating profitability. We believe the presentation of Adjusted net income, Adjusted EBITDA, Adjusted EBITDA margin and Adjusted free cash flow enhances our investors’ overall understanding of the financial performance and cash flow of our business.

You should not consider Adjusted net income, Adjusted EBITDA, Adjusted EBITDA margin and Adjusted free cash flow as an alternative to net income, determined in accordance with GAAP, as an indicator of operating performance, or as an alternative to net cash provided by operating activities, determined in accordance with GAAP, as an indicator of our cash flow.

A directly comparable GAAP measure to Adjusted net income and Adjusted EBITDA is Net income. A directly comparable GAAP measure to Adjusted free cash flow is Net cash provided by operating activities. The following is a reconciliation of Net income to Adjusted net income, Adjusted EBITDA and Adjusted EBITDA margin, and a reconciliation of Net cash provided by operating activities to Adjusted free cash flow:

	For the three months ended March 31, (unaudited)
(in millions)	2012	2011
Net income	$58.0	$36.9
plus:
Interest expense, net	40.7	49.6
Cash interest expense	(36.1)	(29.9)
Income tax expense	25.2	18.0
Cash income taxes	(2.9)	(1.6)
Fee to terminate services agreement with Sponsors (a)	16.0	—
Initial public offering expenses (b)	5.7	—
Amortization of intangible assets	37.5	38.0

Adjusted net income	$144.1	$111.0
Cash interest expense	36.1	29.9
Cash income taxes	2.9	1.6
Depreciation of property, plant and equipment	24.6	25.7
Loss on repurchases of long-term debt (c)	13.5	—
Unrealized gain on hedge contracts (d)	(0.7)	(1.6)
Other (e)	2.5	2.7

Adjusted EBITDA	$223.0	$169.3

Net sales	$601.9	$517.0
Adjusted EBITDA margin	37.0%	32.7%

Net cash provided by operating activities	$139.6	$109.9
(Deductions) or additions to reconcile to Adjusted free cash flow:
Additions of long-lived assets	(35.7)	(11.6)
Fee to terminate services agreement with Sponsors (a)	16.0	—

Adjusted free cash flow	$119.9	$98.3

(a)	Represents a one-time payment (recorded in Other (expense) income, net) to terminate the services agreement with our Sponsors.

(b)	Represents $5.7 million of fees and expenses (recorded in Other (expense) income, net) related to our initial public offering in March 2012.

(c)	Represents a $13.5 million loss (recorded in Other (expense) income, net) realized on the redemption of $200.0 million of ATI’s 11.0% senior cash pay notes due November 2015 (“11.0% Senior Notes”)

(d)	Represents ($0.7) million and ($1.6) million of unrealized gains (recorded in Other (expense) income, net) on the mark-to-market of our foreign currency and commodities contracts as of March 31, 2012 and 2011, respectively.

(e)	Represents employee stock compensation expense and service fees (recorded in Selling, general and administrative expenses) paid to our Sponsors.

Results of Operations

The following table sets forth certain financial information for the three months ended March 31, 2012 and 2011. The following table and discussion should be read in conjunction with the information contained in our condensed consolidated financial statements and the notes thereto included in Part I of this Quarterly Report on Form 10-Q.

Comparison of three months ended March 31, 2012 and 2011

	Three months ended March 31,
(unaudited, dollars in millions)	2012	% of net sales	2011	% of net sales
Net sales	$601.9	—	$517.0	—
Gross profit	283.8	47.2%	230.0	44.5%
Operating expenses:
Selling, general and administrative expenses	101.2	16.8	100.9	19.5
Engineering — research and development	27.9	4.7	30.3	5.9
Total operating expenses	129.1	21.5	131.2	25.4

Operating income	154.7	25.7	98.8	19.1
Other (expense) income, net:
Interest expense, net	(40.7)	(6.8)	(49.6)	(9.6)
Other (expense) income, net	(30.8)	(5.1)	5.7	1.1

Total other expense, net	(71.5)	(11.9)	(43.9)	(8.5)

Income before income taxes	83.2	13.8	54.9	10.6
Income tax expense	(25.2)	(4.2)	(18.0)	(3.5)

Net income	$58.0	9.6%	$36.9	7.1%

Net sales.

Net sales for the quarter ended March 31, 2012 were $601.9 million compared to $517.0 million for the quarter ended March 31, 2011, an increase of 16.4%. The increase was principally driven by an $83.0 million, or 27.0%, increase in net sales of global off-highway and on-highway commercial products, parts and other products, partially offset by a decrease in net sales of $7.0 million, or 8.0%, in military products driven by lower U.S. military spending and a decrease in net sales of $4.0 million, or 10.0%, for hybrid-propulsion systems for transit buses primarily driven by lower municipal spending.

Gross profit.

Gross profit for the quarter ended March 31, 2012 was $283.8 million compared to $230.0 million for the quarter ended March 31, 2011, an increase of 23.4%. The increase was principally driven by $50.0 million related to increased net sales, $3.0 million of price increases on certain products and $1.0 million of favorable material costs.

Selling, general and administrative expenses.

Selling, general and administrative expenses for the quarter ended March 31, 2012 were $101.2 million compared to $100.9 million for the quarter ended March 31, 2011, an increase of 0.3%. The increase was principally driven $0.9 million of increased product warranty expense commensurate with increased sales, partially offset by $0.6 million of favorable product warranty expense adjustments from prior estimates.

Engineering - research and development.

Engineering expenses for the quarter ended March 31, 2012 were $27.9 million compared to $30.3 million for the quarter ended March 31, 2011, a decrease of 7.9%. The decrease was principally driven by $2.6 million of higher 2011 technology-related license expense, partially offset by higher product initiatives spending.

Interest expense, net.

Interest expense, net for the quarter ended March 31, 2012 was $40.7 million compared to $49.6 million for the quarter ended March 31, 2011, a decrease of 17.9%. The decrease was principally driven by $13.2 million of lower interest expense as a result of debt repayments and purchases, $0.9 million of lower interest expense as a result of lower interest rates on our Term B-1 Loan, net of the increase in the applicable margin on our Term B-2 Loan, and $0.4 million of lower amortization of deferred financing fees, partially offset by $3.7 million of higher interest expense primarily due to the effectiveness of $700.0 million of new interest rate swaps at higher interest rates and $2.0 million of less favorable mark-to-market expense for our interest rate derivatives.

Other (expense) income, net.

Other (expense) income, net for the quarter ended March 31, 2012 was ($30.8) million compared to $5.7 million for the quarter ended March 31, 2011. The increase in expense was principally driven by $16.0 million payment to terminate the services agreement with the Sponsors, $13.5 million of premiums and expenses related to redemptions of long-term debt, $5.7 million of fees and expenses related to our initial public offering, $1.2 million of lower realized gains on derivative contracts, $0.9 million of decreased Grant Program income, $0.9 million of lower unrealized gains on derivative contracts and $0.3 million of lower miscellaneous income, partially offset by $2.0 million of favorable foreign exchange.

Income tax expense.

Income tax expense for the first quarter of 2012 was $25.2 million resulting in an effective tax rate of 30.3% versus an effective tax rate of 32.8% in the first quarter of 2011. The change in effective tax rate was principally driven by the increase in income before tax, the difference in tax and book treatment of certain indefinite life intangibles and our continuing policy of recording a full valuation allowance against our net deferred tax assets. A sustained period of profitability in our operations is required before we would change our judgment regarding the need for a full valuation allowance against our net deferred tax assets. Accordingly, although we were profitable in 2011 and the first quarter of 2012, we continue to record a full valuation allowance against the net deferred tax assets. Although the weight of negative evidence related to cumulative losses is decreasing, we believe that this objectively-measured negative evidence outweighs the subjectively-determined positive evidence and, as such, we have not changed our judgment regarding the need for a full valuation allowance in the first quarter of 2012. Continued improvement in our operating results, however, could lead to reversal of all of our valuation allowance as early as the second quarter of 2012.

Liquidity and Capital Resources

We generate cash primarily from our operating activities. We had total available cash and cash equivalents of $192.9 million and $314.0 million as of March 31, 2012 and December 31, 2011, respectively. Of the available cash and cash equivalents, approximately $182.9 million and $164.5 million was deposited in operating accounts while approximately $10.0 million and $187.9 million was invested in U.S. government backed securities as of March 31, 2012 and 2011, respectively.

Additionally, we had $371.7 million and $369.2 million available under the revolving credit facility, net of approximately $28.3 million and $30.8 million in letters of credit issued and outstanding as of March 31, 2012 and December 31, 2011, respectively.

On March 9, 2012, Allison Transmission Inc. (“ATI”), a wholly owned subsidiary of the Company, entered into an amendment with its term loan lenders under its Senior Secured Credit Facility to extend the maturity from August 7, 2014 to August 7, 2017 of approximately $801.1 million in principal amount of the term loan (“Term B-2 Loan”) with an applicable margin over the London Interbank Offered Rate (“LIBOR”) of 3.50% for such extended term loan, with the remaining term loan of approximately $1,793.8 million with an applicable margin over LIBOR of 2.50% maturing in August 2014 (“Term B-1 Loan”) (together the Term B-1 Loan and Term B-2 Loan defined as the “Senior Secured Credit Facility”).

Our principal uses of cash are operating expenses, capital expenditures, debt service and working capital needs. The following table shows our sources and uses of funds for the three months ended March 31, 2012 and 2011 (in millions):

	Three months ended March 31,
Statement of Cash Flows Data	2012	2011
Cash flows from operating activities	$139.6	$109.9
Cash flows used for investing activities	(35.4)	(5.8)
Cash flows used for financing activities	(217.8)	—

Generally, cash provided by operating activities has been adequate to fund our operations. Due to fluctuations in our cash flows and the growth in our operations, it may be necessary from time to time in the future to borrow under the Senior Secured Credit Facility to meet cash demands. We anticipate cash provided by operating activities, cash and cash equivalents and borrowing capacity under the Senior Secured Credit Facility will be sufficient to meet our cash requirements for the next twelve months.

Cash provided by operating activities

Operating activities for the three months ended March 31, 2012 generated $139.6 million of cash compared to $109.9 million for the three months ended March 31, 2011. The increase was primarily driven by increased net sales and higher accounts payable commensurate with increased net sales, partially offset by higher inventories commensurate with increased net sales, payment of technology-related licenses and accrued interest paid as part of the redemption of $200.0 million of ATI’s 11.0% Senior Notes.

Cash used for investing activities

Investing activities for the three months ended March 31, 2012 used $35.4 million of cash compared to using $5.8 million for the three months ended March 31, 2011. The increase was primarily driven by an increase of $24.1 million in capital expenditures, a 2011 reduction in collateral requirements related to certain of our interest rate derivatives and 2011 proceeds related to the sale of property of $2.1 million. The increase in capital expenditures was attributable to the continued expansion of our India facility, higher product initiative spending and increased investments in productivity and replacement programs, partially offset by construction of our Hungary manufacturing facility in 2011.

Cash used for financing activities

Financing activities for the three months ended March 31, 2012 used $217.8 million of cash compared to $0.0 million of cash used for the three months ended March 31, 2011. The increase was driven by the redemption of $200.0 million of ATI’s 11.0% Senior Notes, a principal payment on the Company’s Senior Secured Credit Facility, a principal payment on the Company’s Japanese Yen denominated unsecured short-term notes and payments related to the Company extending a portion of its Senior Secured Credit Facility.

In February 2012, ATI redeemed $200.0 million of the 11.0% Senior Notes resulting in a loss (the premium between the purchase price of the notes and the face value of such notes) of $13.5 million, net of deferred financing fees written off.

The Company may redeem some or all of the 11.0% Senior Notes at a specified redemption price in the governing indenture. Prior to May 15, 2015, the Company may redeem some or all of ATI’s 7.125% senior cash pay notes due May 2019 (“7.125% Senior Notes”) by paying the applicable “make-whole” premium. At any time on or after May 15, 2015, the Company may redeem some or all of the 7.125% Senior Notes at specified redemption prices in the governing indenture.

Our liquidity requirements are significant, primarily due to our debt service requirements. A one-eighth percent change in assumed interest rates for the Senior Secured Credit Facility, if fully drawn, as of March 31, 2012 would have a yearly impact of $2.3 million on interest expense, which includes the partial offset of our interest rate swaps. Our ability to make payments on and to refinance our indebtedness, and to fund planned capital expenditures will depend on our ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control.

In November 2008, we entered into an amendment related to the Senior Secured Credit Facility that permits us to make discounted voluntary prepayments of our term loan in an aggregated amount not to exceed $750.0 million pursuant to a modified Dutch auction. As part of the May 2011 amendment to the Senior Secured Credit Facility, the amount available for discounted voluntary prepayments of the term loan pursuant to a modified Dutch auction was reset to $750.0 million. This provision is available to us for so long as the Senior Secured Credit Facility is outstanding. For the three months ended March 31, 2012 and 2011, we did not make any discounted prepayments of our term loan under this amendment.

The Senior Secured Credit Facility requires us to maintain a specified maximum total senior secured leverage ratio of 5.50x for the remainder of the term of the loans.

As of March 31, 2012, we were in compliance with the maximum total senior secured leverage ratio, achieving a 3.13x ratio. Within the terms of the Senior Secured Credit Facility, a senior secured leverage ratio below 3.50x results in a 25 basis point reduction to the applicable margin for the Term B-1 Loan, a 12.5 basis point reduction to the commitment fee and elimination of excess cash flow payments on the term loan for the applicable year. These reductions remain in effect as long as we continue to achieve a senior secured leverage ratio below 3.50x. There are no reductions to the applicable margin available for the Term B-2 Loan.

In addition to the maximum total secured leverage ratio, the Senior Secured Credit Facility and the indentures governing the Senior Notes include, among other things, customary restrictions (subject to certain exceptions) on our ability to incur certain indebtedness or liens, make certain investments or declare or pay certain dividends. As of March 31, 2012, we are in compliance with all covenants under the Senior Secured Credit Facility.

To manage interest rate risk associated with our variable rate debt, we currently have eight interest rate swap contracts as of March 31, 2012 that qualify as derivatives under authoritative accounting guidance for derivative instruments and hedging activities. Our interest rate swaps do not qualify for hedge accounting treatment and, as a result, fair value adjustments are charged directly to interest expense in the Consolidated Statements of Comprehensive Income. Despite the fact that we have elected a mark-to-market approach as opposed to hedge accounting treatment, the contracts are used strictly as an economic hedge and not for speculative purposes.

As of March 31, 2012, certain of our interest rate derivatives contain credit-risk and collateral contingent features. Certain interest rate derivatives contain provisions under which downgrades in our credit rating could require us to increase our collateral. Certain interest rate derivatives also contain provisions under which we may be required to post additional collateral if LIBOR reaches certain levels. As of March 31, 2012, we have been required to post collateral of $1.8 million in cash and $23.0 million in letters of credit. Our collateral requirements are driven by changes in interest rates, and therefore we may be required to post collateral in the future with no maximum collateral requirements.

Assuming all collateral contingent features remain the same, a 1% increase or decrease in the LIBOR interest rate curve as of March 31, 2012 would correspondingly reduce our collateral requirement by approximately $16.7 million or increase our collateral requirement by approximately $8.6 million, respectively.

Contingencies

We are a party to various legal actions and administrative proceedings and subject to various claims arising in the ordinary course of business, including those relating to commercial transactions, product liability, safety, health, taxes, environmental and other matters. For more information, see NOTE M of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Significant Accounting Estimates

Our principal accounting policies are described in the “Basis of Presentation and Summary of Significant Accounting Policies” section in the notes to the consolidated financial statements included in our Form S-1/A for the year ended December 31, 2011. The preparation of the condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the applicable reporting period. Differences between actual and estimate are recorded in the period identified. Management believes the accounting estimates discussed above represent those accounting estimates requiring the exercise of judgment where a different set of judgments could result in the greatest changes to our reported results.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative accounting guidance on enhancing disclosures to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. The guidance requires improved information and disclosures about gross and net amounts of recognized assets and liabilities of financial and derivative instruments that are offset in an entity’s statement of financial position. The guidance is to be applied retrospectively for reporting periods beginning on or after January 1, 2013. The adoption of this amendment is not expected to have a material effect on our consolidated financial statements.

In September 2011, the FASB issued authoritative accounting guidance on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating fair value (i.e., Step 1 of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that fair value is more likely than not less than carrying value, the two-step impairment test would be required. The guidance does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. In addition, it does not amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant; however, it does revise the examples of events and circumstances that an entity should consider. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption was permitted; however, we did not early adopt this guidance and continued to perform Step 1 of the goodwill impairment analysis for 2011. The adoption of this amendment is not expected to have a material effect on our consolidated financial statements.

In June 2011, the FASB issued authoritative accounting guidance on improving comparability, consistency, and transparency of items reported in other comprehensive income. The guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires either a single continuous statement of comprehensive income or in two separate but consecutive statements. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. In December 2011, the FASB issued additional authoritative accounting guidance indefinitely deferring the requirement to present reclassifications of items out of accumulated other comprehensive income. The accounting guidance also establishes a common approach with International Financial Reporting Standards (“IFRS”). The guidance is to be applied retrospectively for interim and annual reporting periods beginning after December 15, 2011 for public entities. The adoption of this amendment did not have a material effect on our consolidated financial statements, but required a change in the presentation of comprehensive income from the notes of our consolidated financial statements to the face of our consolidated financial statements.

In May 2011, the FASB issued authoritative accounting guidance that amended wording used to describe many of the requirements in measuring fair value and disclosing information about fair value measurements. The changes are not intended to change the application of the requirements of fair value measurement, but to clarify the application and disclosure of information. The amendments to the accounting guidance also establish a common approach with IFRS. The guidance is to be applied prospectively for entities interim and annual reporting periods beginning after December 15, 2011. The adoption of this amendment did not have a material effect on our consolidated financial statements.

Certain Relationships and Related Party Transactions

On August 7, 2007, the Carlyle Group and affiliates of Onex Corporation (“the Sponsors”) entered into a services agreement with ATI, pursuant to which ATI paid the Sponsors an annual fee of approximately $3.0 million (shared equally by the Sponsors) for certain advisory, consulting and other services to be performed by the Sponsors, exclusive of the reimbursements for certain out-of-pocket expenses incurred in connection with the performance of such services, and additional reasonable compensation for other services provided by the Sponsors from time to time, including consulting and other services with respect to acquisitions and divestitures or sales of equity or debt instruments. For the three months ended March 31, 2012 and 2011, the Sponsors did not provide any additional services beyond customary advisory services. Upon completion of our initial public offering in March 2012, the Company paid the Sponsors a total of $16.0 million to terminate the services agreement. The fee represented the estimated net present value of the payments over the estimated term of the services agreement.

Senior Notes Held by Executive Officers

As of March 31, 2012, Lawrence Dewey, our Chairman, President and Chief Executive Officer, David Graziosi, our Executive Vice President, Chief Financial Officer and Treasurer, and Robert M. Price, our Vice President, Human Resources, held approximately $32,705, $31,000 and $65,410, respectively, in aggregate principal amount of the 11.0% Senior Notes and Mr. Graziosi held approximately $400,000 in aggregate principal amount of the 7.125% Senior Notes.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. The words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Although forward-looking statements reflect management’s good faith beliefs, reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements speak only as of the date the statements are made. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to: risks related to our substantial indebtedness; our participation in markets that are competitive; general economic and industry conditions; our ability to prepare for, respond to and successfully achieve our objectives relating to technological and market developments and changing customer needs; the failure of markets outside North America to increase adoption of fully-automatic transmissions; the discovery of defects in our products, resulting in delays in new model launches, recall campaigns and/or increased warranty costs and reduction in future sales or damage to our brand and reputation; the concentration of our net sales in our top five customers and the loss of any one of these; risks associated with our international operations; brand and reputational risks; our intention to pay dividends; and labor strikes, work stoppages or similar labor disputes, which could significantly disrupt our operations or those of our principal customers.

Important factors that could cause actual results to differ materially from our expectations are disclosed under Part II, Item 1A. “Risk Factors.” All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements as well as other cautionary statements that are made from time to time in our public communications. You should evaluate all forward-looking statements made in this Quarterly Report on Form 10-Q in the context of these risks and uncertainties.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk consists of changes in interest rates, foreign currency rate fluctuations and movements in commodity prices.

Interest Rate Risk

We are subject to interest rate market risk in connection with a portion of our long-term debt. Our principal interest rate exposure relates to outstanding amounts under the Senior Secured Credit Facility. The Senior Secured Credit Facility provides for variable rate borrowings of up to $2,964.6 million including $371.7 million under our revolving credit facility, net of $28.3 million of letters of credit. Assuming the Senior Secured Credit Facility is fully drawn, each one-eighth percentage point increase or decrease in the applicable interest rates would correspondingly change our interest expense on the Senior Secured Credit Facility by approximately $2.3 million per year. This includes the partial offset of the interest rate swaps described below. As of March 31, 2012, we had no outstanding borrowings against the revolving credit facility.

In order to mitigate our exposure to LIBOR on the Senior Secured Credit Facility, we have entered into certain interest rate swap agreements as follows:

	Counterparty	Effective Date	Notional Amount (in millions)	LIBOR Fixed Rate
Interest Rate Swap D	Fifth Third Bank	2009-2013	$125.0	4.26%
Interest Rate Swap E	Barclays Capital	2010-2013	$150.0	2.79%
Interest Rate Swap F	Barclays Capital	2010-2013	$75.0	2.66%
Interest Rate Swap G	Barclays Capital	2010-2013	$75.0	2.99%
Interest Rate Swap H	Barclays Capital	2011-2014	$350.0	3.75%
Interest Rate Swap I	Deutsche Bank	2011-2014	$350.0	3.77%
Interest Rate Swap J	UBS	2013-2014	$125.0	2.96%
Interest Rate Swap K	UBS	2013-2014	$125.0	3.05%

In certain circumstances, we and the counterparty are required to provide additional collateral under these swaps. We are exposed to increased interest expense if a counterparty defaults. Refer to NOTE F and NOTE G of our condensed consolidated financial statements included elsewhere in this report.

Exchange Rate Risk

While our net sales and costs are denominated primarily in U.S. Dollars, net sales, costs, assets and liabilities are generated in other currencies including Japanese Yen, Euro, Chinese Yuan Renminbi, Canadian Dollar, British Pound, Hungarian Forint, Brazilian Real and Indian Rupee. The expansion of our business outside North America may further increase the risk that cash flows resulting from these activities may be adversely affected by changes in currency exchange rates. As of March 31, 2012, we hold hedging contracts in the Indian Rupee and Japanese Yen, which are intended to hedge either known or forecasted cash flow payments denominated in such currencies. We do not intend to hold financial instruments for trading or speculative purposes.

Assuming current levels of foreign currency transactions, a 10% increase or decrease in the Japanese Yen, Euro, Chinese Yuan Renminbi, Canadian Dollar and Indian Rupee would correspondingly change our earnings by an estimated $5 million per year. This includes the partial offset of our hedging contracts described above. All other exposure to foreign currencies is considered immaterial.

Commodity Price Risk

We are subject to changes in our cost of sales caused by movements in underlying commodity prices. Approximately two-thirds of our cost of sales consists of purchased components with significant raw material content. A substantial portion of the purchased parts are made of aluminum and steel. The cost of aluminum parts include an adjustment factor on future purchases for fluctuations in aluminum prices based on accepted industry indices. In addition, a substantial amount of steel-based contracts also include an index-based component. As our costs change, we are able to pass through a portion of the charges to certain of our customers according to our long-term supply agreements. We historically have not entered into long-term purchase contracts related to the purchase of aluminum and steel. We currently hold commodity swap contracts that are intended to hedge forecasted aluminum and steel purchases. Based on our forecasted demand for 2012, as of March 31, 2012, the hedge contracts cover approximately 23% of our aluminum requirements and 4% of our steel requirements. Based on our forecasted demand for 2013, as of March 31, 2012, the hedge contracts cover approximately 14% of our aluminum requirements and 0% of our steel requirements. We do not intend to hold financial instruments for trading or speculative purposes.

Assuming current levels of commodity purchases, a 10% increase or decrease in aluminum and steel would correspondingly change our earnings by approximately $2 million and $5 million per year, respectively. This includes the partial offset of our hedging contracts described above.

Many of our recently renewed long term customer supply agreements have incorporated a cost-sharing arrangement related to future commodity price fluctuations. Our hedging policy is that we only hedge for our exposure and do not hedge any portion of the customers’ exposure. For purposes of the sensitivity analysis above, the impact of these cost sharing arrangements have not been included.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are a party to various legal actions in the normal course of our business, including those related to commercial transactions, product liability, safety, health, taxes, environmental and other matters. See NOTE M in the notes to the condensed consolidated financial statements included in Part I.

Item 1A.	Risk Factors

There have been no material changes from our risk factors as previously reported in the prospectus filed pursuant to Rule 424(b)(1) under the Securities Act of 1933, as amended, dated as of March 15, 2012 and filed with the Securities and Exchange Commission on March 15, 2012 (Registration No. 333-172932).

Item 6.	Exhibits.

(a) Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Allison Transmission Holdings, Inc. (filed herewith)

3.2	Amended and Restated Bylaws of Allison Transmission Holdings, Inc. (filed herewith)

4.1	Form of Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 dated June 17, 2011 (Registration No. 333-172932))

4.2	Indenture governing the 11.0% Senior Notes due 2015, among Allison Transmission, Inc. as Issuer, the Guarantors named therein, and Wells Fargo Bank, National Association, as trustee, dated October 16, 2007 (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 dated March 18, 2011 (Registration No. 333-172932))

4.3	Form of 11.0% Senior Note due 2015 (included in Exhibit 4.2)

4.4	Indenture governing the 7.125% Senior Notes due 2019, among Allison Transmission, Inc. as Issuer, the Guarantors named therein, and Wells Fargo Bank, National Association, as trustee, dated May 6, 2011 (Incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-1/A dated May 13, 2011 (Registration No. 333-172932))

4.5	Form of 7.125% Senior Note due 2019 (included in Exhibit 4.4)

10.1	Credit Agreement among Allison Transmission Holdings, Inc., Allison Transmission, Inc., as Borrower, the Several Lenders from time to time parties thereto, Citicorp North America, Inc., as Administrative

Agent, Lehman Brothers Commercial Bank and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agents, Sumitomo Mitsui Banking Corporation, as Documentation Agent and Co-Arranger and Citigroup Global Markets Inc., Lehman Brothers Inc. and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, As Joint Lead Arrangers And Joint Bookrunners, dated as of August 7, 2007 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1/A dated April 26, 2011 (Registration No. 333-172932))

10.2	First Amendment to the Credit Agreement among Allison Transmission Holdings, Inc., Allison Transmission, Inc., as Borrower, the Several Lenders from time to time parties thereto, Citicorp North America, Inc., as Administrative Agent, Lehman Brothers Commercial Bank and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agents, Sumitomo Mitsui Banking Corporation, as Documentation Agent and Co-Arranger and Citigroup Global Markets Inc., Lehman Brothers Inc. and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, As Joint Lead Arrangers And Joint Bookrunners, dated as of November 21, 2008 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 dated March 18, 2011 (Registration No. 333-172932))

10.3	Guarantee And Collateral Agreement made by Allison Transmission Holdings, Inc. Allison Transmission, Inc. as Borrower, and the Subsidiary Guarantors party hereto in favor of Citicorp North America, Inc., as Administrative Agent, dated as of August 7, 2007 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 dated March 18, 2011 (Registration No. 333-172932))

10.4	Trademark Security Agreement made by Allison Transmission, Inc. in favor of Citicorp North America, Inc., as Administrative Agent, dated as of August 7, 2007 (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 dated March 18, 2011 (Registration No. 333-172932))

10.5	Copyright Security Agreement made by Allison Transmission, Inc. in favor of Citicorp North America, Inc., as Administrative Agent, dated as of August 7, 2007 (Incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-1/A dated May 13, 2011 (Registration No. 333-172932))

10.6	Amended and Restated Stockholders Agreement (filed herewith)

10.7	Employment and Severance Agreement, between Allison Transmission, Inc. and Lawrence E. Dewey, dated as of February 7, 2008 (Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1/A dated May 13, 2011 (Registration No. 333-172932))

10.8	Employment and Severance Agreement, between Allison Transmission, Inc. and David S. Graziosi, dated as of November 1, 2007 (Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1/A dated May 13, 2011 (Registration No. 333-172932))

10.9	Form of Allison Transmission Holdings, Inc. Indemnification Agreement (Incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1/A dated May 13, 2011 (Registration No. 333-172932))

10.10	Allison Transmission Holdings, Inc. 2011 Equity Incentive Award Plan (Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1/A dated June 16, 2011 (Registration No. 333-172932))

10.11	Form of 2011 Equity Incentive Award Plan Restricted Stock Agreement (Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1/A dated June 16, 2011 (Registration No. 333-172932))

10.12	Form of 2011 Equity Incentive Award Plan Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1/A dated June 16, 2011 (Registration No. 333-172932))

10.13	Form of 2011 Equity Incentive Award Plan Stock Option Agreement (Incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1/A dated June 16, 2011 (Registration No. 333-172932))

10.14	Equity Incentive Plan of Allison Transmission Holdings, Inc. (Incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1/A dated May 13, 2011 (Registration No. 333-172932))

10.15	Form of Employee Stock Option Agreement under Equity Incentive Plan of Allison Transmission Holdings, Inc. (Incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1/A dated May 13, 2011 (Registration No. 333-172932))

10.16	Form of Independent Director Stock Option Agreement under Equity Incentive Plan of Allison Transmission Holdings, Inc. (Incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1/A dated May 13, 2011 (Registration No. 333-172932))

10.17	Second Amendment to the Credit Agreement among Allison Transmission Holdings, Inc., Allison Transmission, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties thereto as Lenders, Citicorp North America, Inc., as Administrative Agent and Collateral Agent, Lehman Brothers Commercial Bank and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agents, Sumitomo Mitsui Banking Corporation, as Documentation Agent and Co-Arranger, and Citigroup Global Markets Inc., Lehman Brothers Inc., and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lad Arrangers and Joint Bookrunners, dated as of May 13, 2011 (Incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1/A dated June 16, 2011 (Registration No. 333-172932))

10.18	Services Agreement among Allison Transmission, Inc., TC Group IV, L.L.C. and Onex Partners Manager LP, dated August 7, 2007 (Incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1/A dated June 16, 2011 (Registration No. 333-172932))

10.19	Third Amendment to the Credit Agreement among Allison Transmission Holdings, Inc., Allison Transmission, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties thereto as Lenders, Citicorp North America, Inc., as Administrative Agent and Collateral Agent and the other agents and arrangers party thereto, dated as of March 9, 2012 (Incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1/A dated March 12, 2012 (Registration No. 333-172932))

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1

Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to U.S.C.

Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 26, 2012	ALLISON TRANSMISSION HOLDINGS, INC.

	By:	/s/ Lawrence E. Dewey
		Name:	Lawrence E. Dewey
		Title:	Chairman, President and Chief Executive Officer

Date: April 26, 2012	By:	/s/ David S. Graziosi
		Name:	David S. Graziosi
		Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Accounting Officer)