Form 10-Q
period 2012-06-30
Allison Transmission Holdings Inc
filed 2012-07-31
CIK 1411207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of July 23, 2012, there were 181,374,598 shares of Common Stock and 1,185 shares of Non-voting Common Stock outstanding.

INDEX

PART I

FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. Unaudited Condensed Consolidated Financial Statements

Allison Transmission Holdings, Inc.

Condensed Consolidated Balance Sheets

(unaudited, dollars in millions, except share data)

	June 30, 2012	December 31, 2011

ASSETS
Current Assets
Cash and cash equivalents	$112.1	$314.0
Accounts receivable — net of allowance for doubtful accounts of $0.9 and $1.3, respectively	234.8	194.7
Inventories	168.3	155.9
Deferred income taxes, net	30.9	3.4
Other current assets	31.7	34.7

Total Current Assets	577.8	702.7

Property, plant and equipment, net	581.3	581.8
Intangible assets, net	1,791.1	1,866.1
Goodwill	1,941.0	1,941.0
Deferred income taxes, net	88.4	0.8
Other non-current assets	84.4	100.2

TOTAL ASSETS	$5,064.0	$5,192.6

LIABILITIES
Current Liabilities
Accounts payable	$186.2	$162.6
Product warranty liability	33.9	33.9
Current portion of long-term debt	8.0	31.0
Notes payable	—	2.6
Deferred revenue	20.2	19.9
Other current liabilities	161.3	199.9

Total Current Liabilities	409.6	449.9

Product warranty liability	77.2	81.5
Deferred revenue	43.4	40.8
Long-term debt	3,012.6	3,345.0
Deferred income taxes	0.0	214.2
Other non-current liabilities	237.4	239.5

TOTAL LIABILITIES	3,780.2	4,370.9
Commitments and contingencies (see NOTE M)

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 1,880,000,000 shares authorized, 181,398,298 issued and 181,374,598 outstanding	1.8	1.8
Non-voting common stock, $0.01 par value, 20,000,000 shares authorized, 1,185 issued and outstanding	0.0	0.0
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Treasury stock	(0.2)	(0.2)
Paid in capital	1,564.3	1,560.8
Accumulated deficit	(223.8)	(683.7)
Accumulated other comprehensive loss, net of tax	(58.3)	(57.0)

TOTAL STOCKHOLDERS’ EQUITY	1,283.8	821.7

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$5,064.0	$5,192.6

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited, dollars in millions, except share data)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net sales	$559.4	$555.7	$1,161.3	$1,072.7
Cost of sales	307.5	311.2	625.6	598.2

Gross profit	251.9	244.5	535.7	474.5
Selling, general and administrative expenses	109.1	96.7	210.3	197.6
Engineering — research and development	23.2	28.2	51.1	58.5

Operating income	119.6	119.6	274.3	218.4
Interest income	0.3	0.2	0.6	0.4
Interest expense	(34.4)	(71.2)	(75.4)	(121.0)
Premiums and expenses on tender offer for long-term debt	—	(56.9)	—	(56.9)
Other (expense) income, net	(22.8)	(2.9)	(53.6)	2.8

Income (loss) before income taxes	62.7	(11.2)	145.9	43.7
Income tax benefit (expense)	350.1	(6.0)	324.9	(24.0)

Net income (loss)	$412.8	$(17.2)	$470.8	$19.7

Basic earnings (loss) per share attributable to common stockholders	$2.28	$(0.09)	$2.60	$0.11

Diluted earnings (loss) per share attributable to common stockholders	$2.21	$(0.09)	$2.55	$0.11

Dividends declared per common share	$0.06	$—	$0.06	$—

Comprehensive income (loss)	$404.6	$(13.7)	$469.5	$33.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited, dollars in millions)

	Six months ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$470.8	$19.7
Add (deduct) items included in net income not using (providing) cash:
Deferred income taxes	(330.8)	20.1
Amortization of intangible assets	75.0	76.0
Depreciation of property, plant and equipment	49.9	51.5
Loss on repurchases and redemptions of long-term debt	21.1	8.3
Unrealized (gain) loss on derivatives	(10.3)	11.1
Impairment loss on investments in technology-related initiatives	8.0	—
Amortization of deferred financing costs	4.6	6.6
Stock-based compensation	3.5	4.3
Loss on re-measurement of employee benefit plan	2.3	—
Premiums and expenses on tender offer for long-term debt	—	56.9
Other	(0.2)	(1.0)

Changes in assets and liabilities:
Accounts receivable	(42.0)	(65.6)
Inventories	(14.2)	(22.8)
Accounts payable	23.9	50.8
Other assets and liabilities	(15.1)	(22.2)

Net cash provided by operating activities	246.5	193.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of long-lived assets	(62.5)	(27.6)
Investments in technology-related initiatives	(8.0)	—
Collateral for interest rate derivatives	0.1	39.9
Proceeds from disposal of assets	0.4	2.2

Net cash (used for) provided by investing activities	(70.0)	14.5
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt	—	500.0
Repurchases and redemptions of long-term debt	(326.9)	(596.2)
Debt issuance costs	—	(15.0)
Debt financing fees	(2.3)	—
Payments on long-term debt	(45.5)	(75.0)
Payments on notes payable	(2.5)	—
Dividend payments	(10.9)	—

Net cash used for financing activities	(388.1)	(186.2)
Effect of exchange rate changes on cash	9.7	(2.4)

Net (decrease) increase in cash and cash equivalents	(201.9)	19.6
Cash and cash equivalents at beginning of period	314.0	252.2

Cash and cash equivalents at end of period	$112.1	$271.8

Supplemental disclosures:
Interest paid	$88.8	$114.8
Income taxes paid	$6.4	$3.7

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(UNAUDITED)

NOTE A.	OVERVIEW

Overview

Allison Transmission Holdings, Inc. and its subsidiaries (the “Company,” “our,” “we” or “Allison”), design and manufacture commercial and military fully-automatic transmissions.

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

Recent Developments

During the second quarter of 2012, the Company entered into co-development agreements with third parties to complement its portfolio of products and product initiatives. The agreements required the company to invest $8.0 million in the form of a convertible loan and equity. Due to the current financial position of the third parties, the company fully impaired the investments. While financially the investments have been fully impaired, the Company believes that the investments will provide it with advanced technology to complement its current transmission product offerings and product initiatives.

NOTE B.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2012 and 2011 have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. The information herein reflects all normal recurring material adjustments, which are, in the opinion of management, necessary for the fair presentation of the results for the periods presented. The condensed consolidated financial statements herein consist of all wholly-owned domestic and foreign subsidiaries with all significant intercompany transactions eliminated.

These condensed consolidated financial statements present the financial position, results of operations and cash flows of the Company. Certain immaterial reclassifications have been made to prior period amounts to conform to the presentation of the current period financial statements. These reclassifications have no impact on previously reported net income, total stockholders’ equity or cash flows.

The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2011 included in the Company’s Form S-1/A. The interim period financial results for the three and six month periods presented are not necessarily indicative of results to be expected for any other interim period or for the entire year.

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

NOTE C.	INVENTORIES

Inventories consisted of the following components (dollars in millions):

	June 30, 2012	December 31, 2011
Purchased parts and raw materials	$79.4	$71.3
Work in progress	7.1	7.6
Service parts	46.3	43.6
Finished goods	35.5	33.4

Total inventories	$168.3	$155.9

Inventory components shipped to third parties, primarily cores, parts to re-manufacturers, and contract manufacturers, in which the Company has an obligation to buyback, are included in purchased parts and raw materials, with an offsetting liability in Other current liabilities.

NOTE D.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following presents a summary of goodwill and other intangible assets (dollars in millions):

	Expected useful life (years)	June 30, 2012	December 31, 2011
Goodwill	Indefinite	$1,941.0	$1,941.0

Other intangible assets:
Trade name	Indefinite	$870.0	$870.0
Customer relationships — military	18.5	62.3	62.3
Customer relationships — commercial	16.5	831.8	831.8
Proprietary technology	12.5	476.3	476.3
Non-compete agreement	10.0	17.3	17.3
Patented technology — military	8.5	28.2	28.2
Tooling rights	6.0	4.5	4.5
Patented technology — commercial	5.5	260.6	260.6

Other intangible assets — gross		2,551.0	2,551.0
Less: accumulated amortization		(759.9)	(684.9)

Other intangible assets — net		$1,791.1	$1,866.1

As of June 30, 2012 and December 31, 2011, the net carrying value of our Goodwill and other intangibles was $3,732.1 million and $3,807.1 million, respectively.

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

Level 3 — Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At each balance sheet date, the Company performs an analysis of all instruments subject to authoritative accounting guidance and includes, in Level 3, all of those whose fair value is based on significant unobservable inputs. As of June 30, 2012 and December 31, 2011, the Company did not have any Level 3 financial assets or liabilities.

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

The foreign currency contracts consist of forward rate contracts which are intended to hedge exposure of transactions denominated in certain currencies and reduce the impact of currency price volatility on the Company’s financial results. The commodity contracts consist of forward rate contracts which are intended to hedge exposure of transactions involving purchases of component parts containing aluminum and steel and energy to power our facilities, reducing the impact of aluminum, steel and natural gas price volatility on the Company’s financial results.

For its foreign currency derivatives, the Company uses independent valuations which use the current spot market data adjusted for the time value of money. The foreign currency hedges have been accounted for within the authoritative accounting guidance set forth on accounting for derivative instruments and hedging activities and have been recorded at fair value based upon quoted market rates. The fair values are included in other current assets in the Condensed Consolidated Balance Sheets. As of June 30, 2012, the Company elected not to apply hedge accounting to any of its foreign currency contracts, therefore all unrealized fair value adjustments and realized gains and losses are recorded in Other (expense) income, net in the Condensed Consolidated Statements of Comprehensive Income (Loss).

For its commodity derivatives, the Company uses independent valuations which use current quoted market rates adjusted for the time value of money. The fair values are included in Other current and non-current assets and liabilities in the Condensed Consolidated Balance Sheets. The Company has not qualified for hedge accounting treatment for these commodity contracts, and as a result, unrealized fair value adjustments and realized gains and losses are recorded in Other (expense) income, net in the Condensed Consolidated Statements of Comprehensive Income (Loss).

For its interest rate derivatives, the Company uses independent valuations which approximate the current economic value of the swaps using prices and rates at the average of the estimated bid and offer for the respective underlying assets. The floating-to-fixed interest rate swaps are based on the London Interbank Offered Rate (“LIBOR”) which is observable at commonly quoted intervals. The fair values are included in other current and non-current liabilities in the Condensed Consolidated Balance Sheets. The Company has not qualified for hedge accounting treatment for the interest rate swaps and, as a result, fair value adjustments are charged directly to Interest expense in the Condensed Consolidated Statements of Comprehensive Income (Loss).

The following table summarizes the fair value of our financial assets and (liabilities) as of June 30, 2012 and December 31, 2011 (dollars in millions):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		TOTAL
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Cash equivalents	$3.0	$125.9	$—	$—	$3.0	$125.9
Available-for-sale securities	8.2	8.1	—	—	8.2	8.1
Derivative assets	—	—	0.1	0.0	0.1	0.0
Derivative liabilities	—	—	(68.7)	(78.9)	(68.7)	(78.9)

Total	$11.2	$134.0	$(68.6)	$(78.9)	$(57.4)	$55.1

NOTE F.	DEBT

Long-term debt and maturities are as follows (dollars in millions):

	June 30, 2012	December 31, 2011
Long-term debt:
Senior Secured Credit Facility Term B-1 Loan, variable, due 2014	$1,752.2	$2,594.9
Senior Secured Credit Facility Term B-2 Loan, variable, due 2017	797.1	—
Senior Cash Pay Notes, fixed 7.125%, due 2019	471.3	471.3
Senior Cash Pay Notes, fixed 11.0%, due 2015	—	309.8

Total long-term debt	3,020.6	3,376.0
Less: current maturities of long-term debt	8.0	31.0

Total long-term debt less current portion	$3,012.6	$3,345.0

As of June 30, 2012, the Company had $1,752.2 million of indebtedness associated with Allison Transmission Inc.’s (“ATI”), a wholly owned subsidiary of the Company, Senior Secured Credit Facility Term B-1 Loan due 2014 (“Term B-1 Loan”) and $797.1 million of indebtedness associated with ATI’s Senior Secured Credit Facility Term B-2 Loan due 2017 (“Term B-2 Loan”), (together the Term B-1 Loan and Term B-2 Loan defined as the “Senior Secured Credit Facility”). The Company also had indebtedness of $471.3 million of ATI’s 7.125% senior cash pay notes due May 2019 (“7.125% Senior Notes”).

The fair value of the Company’s long-term debt obligations as of June 30, 2012 was $3,005.1 million. The fair value is based on quoted Level 1 market yields as of June 30, 2012. It is not expected that the Company would be able to repurchase a significant amount of its debt at these levels. The difference between the fair value and carrying value of the long-term debt is driven primarily by trends in the financial markets.

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

The Senior Secured Credit Facility is collateralized by a lien on substantially all assets of ATI. Interest on the Term B-1 Loan is variable and currently is equal to the LIBOR plus an applicable margin based on the Company’s total senior secured leverage ratio, and interest on the Term B-2 Loan is variable and currently equal to the LIBOR plus 3.50%. As of June 30, 2012, these rates were approximately 2.75% and 3.75% on the Term B-1 Loan and Term B-2 Loan, respectively, and the weighted average rate on the Senior Secured Credit Facility was approximately 3.06%. The Senior Secured Credit Facility requires minimum quarterly principal payments of $7.75 million on the term loans, which commenced December 2007, as well as prepayments from certain net cash proceeds of non-ordinary course asset sales and casualty and condemnation events and from a percentage of excess cash flow, if applicable. As of June 30, 2012, there had been no payments required for certain net cash proceeds of non-ordinary course asset sales and casualty and condemnation events. Due to voluntary prepayments, the Company has fulfilled all Term B-1 Loan required quarterly payments through its maturity date of 2014. The minimum required quarterly principal payment on the Term B-2 Loan is $2.0 million and remains through its maturity date of 2017. The remaining principal balance on each loan is due upon maturity.

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

The Senior Secured Credit Facility also provides for $400.0 million in revolving credit borrowings, net of an allowance for up to $50.0 million in outstanding letter of credit commitments. During the second quarter of 2012, the Company borrowed $27.5 million on its revolving credit facility as part of its debt management plans and subsequently repaid the amounts within the second quarter. As of June 30, 2012, the Company had $371.7 million available under the revolving credit facility, net of $28.3 million in letters of credit. Revolving credit borrowings bear interest at a variable base rate plus an applicable margin based on the Company’s total senior secured leverage ratio. As of June 30, 2012, this rate would have been between approximately 3.00% and 5.00%. In addition, there is an annual commitment fee currently equal to 0.375% of the average unused revolving credit borrowings available under the Senior Secured Credit Facility which may fluctuate based on the Company’s total senior secured leverage ratio. Revolving credit borrowings are payable at the option of the Company throughout the term of the Senior Secured Credit Facility, with the balance due in August 2016. Should ATI not extend its Term B-1 Loan, the revolving portion of the Senior Secured Credit Facility will mature in August 2014.

In November 2008, ATI entered into an amendment to its Senior Secured Credit Facility that permits it to make discounted voluntary prepayments of its term loan in an aggregated amount not to exceed $750.0 million pursuant to a modified Dutch auction. As part of the May 2011 amendment to the Senior Secured Credit Facility, the amount available for discounted voluntary prepayments of the term loan pursuant to a modified Dutch auction was reset to $750.0 million. This provision is available to the Company for so long as the term loans are outstanding. For the three and six months ended June 30, 2012 and 2011, the Company did not repurchase any of its term loans under this amendment.

In May 2011, ATI effectively amended some of its terms under the revolving credit facility including extending the term from August 2013 to August 2016, or August 2014 if ATI does not extend its Term B-1 Loan, and increasing the borrowing capacity from $317.5 million to $400.0 million. As a result, the Company recorded an additional $4.2 million as deferred financing fees in the Condensed Consolidated Balance Sheets and $0.9 million as deferred financing fees expensed in the Condensed Consolidated Statements of Comprehensive Income (Loss). All deferred financing fees associated with the credit facility will be amortized to Interest expense on a straight-line basis over the term of the facility.

In addition, the Company made principal payments of $45.5 million and $75.0 million on the Senior Secured Credit Facility for the six months ended June 30, 2012 and 2011, respectively. The principal payments made on the Senior Secured Credit Facility for the six months ended June 30, 2012 and 2011 resulted in losses of $0.3 million and $0.6 million associated with the write off of related deferred debt issuance costs, respectively.

The Senior Secured Credit Facility requires the Company to maintain a specified maximum total senior secured leverage ratio. As of June 30, 2012, the Company was in compliance with the maximum total senior secured leverage ratio achieving a 3.19x ratio versus a 5.50x requirement threshold. Within the terms of the Senior Secured Credit Facility, a senior secured leverage ratio below 3.50x results in elimination of excess cash flow payments on the term loan for the applicable year. This reduction remains in effect as long as the Company continues to achieve a senior secured leverage ratio below 3.50x.

In addition, the Senior Secured Credit Facility, among other things, includes customary restrictions (subject to certain exceptions) on the Company’s ability to incur certain indebtedness, grant certain liens, make certain investments or declare or pay certain dividends. As of June 30, 2012, the Company is in compliance with all covenants under the Senior Secured Credit Facility.

Senior Notes

The Company may from time to time seek to retire the 7.125% Senior Notes through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, contractual redemptions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. Prior to May 15, 2015, the Company may redeem some or all of the 7.125% Senior Notes by paying the applicable “make-whole” premium. At any time on or after May 15, 2015, the Company may redeem some or all of the 7.125% Senior Notes at specified redemption prices in the governing indenture.

In February 2012, the Company redeemed $200.0 million of ATI’s 11.0% senior cash pay notes due November 2015 (“11.0% Senior Notes”) resulting in a loss (the premium between the purchase price of the notes and the face value of such notes) of $13.5 million, including deferred financing fees written off.

In May 2012, the Company redeemed the remaining $109.8 million of the 11.0% Senior Notes resulting in a loss (the premium between the purchase price of the notes and the face value of such notes) of $7.3 million, including deferred financing fees written off.

The 7.125% Senior Notes are unsecured and guaranteed by the subsidiaries that guarantee the Senior Secured Credit Facility and will be unconditionally guaranteed, jointly and severally, by any future domestic subsidiaries that guarantee the Senior Secured Credit Facility.

Notes Payable

As of June 30, 2012 the Company had no notes payable. As of December 31, 2011, the Company had Japanese Yen denominated unsecured short-term notes of 200 million Yen (approximately $2.6 million) with a weighted average interest rate of 1.24%.

NOTE G.	DERIVATIVES

The Company is exposed to certain financial risk from volatility in interest rates, foreign exchange rates and commodity prices. The risk is managed through the use of financial derivative instruments including interest rate swaps, foreign currency forward contracts and commodity swaps. The Company’s current derivative instruments are used strictly as an economic hedge and not for speculative purposes. As necessary, the Company adjusts the values of the derivative instruments for counter-party or credit risk.

Interest Rate

The maturities of the interest rate swaps outstanding as of June 30, 2012 and December 31, 2011 do not correspond with the maturity of the term loans, but are similar in all other respects. The Company has not qualified for hedge accounting treatment for these derivatives, and as a result, fair value adjustments are charged directly to Interest expense in the Condensed Consolidated Statements of Comprehensive Income (Loss). A summary of the Company’s interest rate derivatives as of June 30, 2012 and December 31, 2011 follows (dollars in millions):

	June 30, 2012		December 31, 2011
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest Rate Swap D, due 2013	$125.0	$(5.2)	$125.0	$(7.3)
Interest Rate Swap E, due 2013	150.0	(3.9)	150.0	(5.2)
Interest Rate Swap F, due 2013	75.0	(1.8)	75.0	(2.4)
Interest Rate Swap G, due 2013	75.0	(2.1)	75.0	(2.8)
Interest Rate Swap H, due 2014	350.0	(23.6)	350.0	(27.3)
Interest Rate Swap I, due 2014	350.0	(23.8)	350.0	(27.5)
Interest Rate Swap J, due 2014	125.0	(3.0)	125.0	(2.6)
Interest Rate Swap K, due 2014	125.0	(3.1)	125.0	(2.7)

	$1,375.0	$(66.5)	$1,375.0	$(77.8)

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

As of June 30, 2012 and December 31, 2011, the Company had recorded collateral of $1.9 million and $2.0 million in Other current assets in the Condensed Consolidated Balance Sheets, as the balances are subject to frequent change.

Currency Exchange

The Company’s business is subject to foreign exchange rate risk. As a result, the Company enters into various forward rate contracts that qualify as derivatives under the authoritative accounting guidance to manage certain of these exposures. Forward contracts are used to hedge forecasted transactions and known exposure of payables denominated in a foreign currency. The Company generally does not elect to apply hedge accounting under the authoritative accounting guidance and records the unrealized fair value adjustments and realized gains and losses associated with these contracts in Other (expense) income, net in the Condensed Consolidated Statements of Comprehensive Income (Loss) during the period of change.

The following table summarizes the outstanding foreign currency forward contracts as of June 30, 2012 and December 31, 2011 (amounts in millions):

	June 30, 2012		December 31, 2011
	Notional Amount	Fair Value	Notional Amount		Fair Value
Japanese Yen (JPY)	¥100.0	$0.0		N/A	$—

Indian Rupee (INR)	N/A	—		81.0	(0.1)
British Pound (GBP)	N/A	—		£2.0	(0.0)
Canadian Dollar (CAD)	N/A	—	C$	0.3	0.0

		$0.0			$(0.1)

Commodity

As a result of the Company’s commodity price risk, primarily with component suppliers, it has chosen to manage steel, aluminum and natural gas exposure by entering into commodity swap contracts that qualify as derivatives under authoritative accounting guidance. The Company has not qualified for hedge accounting treatment for these commodity contracts and, as a result, unrealized fair value adjustments and realized gains and losses will be charged directly to Other (expense) income, net in the Condensed Consolidated Statements of Comprehensive Income (Loss).

The following table summarizes the outstanding commodity swaps as of June 30, 2012 and December 31, 2011 (dollars in millions):

	June 30, 2012			December 31, 2011
	Notional Amount	Quantity	Fair Value	Notional Amount	Quantity	Fair Value
Aluminum	$22.5	10,300 metric tons	$(1.8)	$17.0	7,725 metric tons	$(1.0)
Steel	$1.3	2,540 metric tons	(0.3)	0.5	900 metric tons	(0.0)

Natural Gas	$0.4	130,000 MMBtu	0.0	0.3	80,000 MMBtu	(0.0)

			$(2.1)			$(1.0)

The following tabular disclosures further describe the Company’s derivative instruments and their impact on the financial condition of the Company (dollars in millions):

	June 30, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Foreign currency contracts	Other current assets	$0.0	Other non-current liabilities	$(0.1)
Commodity contracts	Other current and non-current assets	0.1	Other current and non-current liabilities	(1.0)
	Other current and non-current liabilities	(2.2)
Interest rate contracts	Other current and non-current liabilities	(66.5)	Other current and non-current liabilities	(77.8)

Total derivatives not designated as hedging instruments		$(68.6)		$(78.9)

The fair values of the derivatives are recorded between Other current and non-current assets and Other current and non-current liabilities as appropriate in the Condensed Consolidated Balance Sheets. As of June 30, 2012, the amount recorded to Other current assets for foreign currency contracts was $0.0 million. The amounts recorded to Other current and non-current assets and Other current and non-current liabilities for commodity contracts were $0.1 million, $0.0 million, ($1.6) million, and ($0.6) million, respectively. The amounts recorded to Other current and non-current liabilities for interest rate contracts were ($34.2) million and ($32.3) million, respectively.

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

The following tabular disclosures further describe the Company’s derivative instruments and their impact on the results of operations of the Company (dollars in millions):

	Three months ended June 30, 2012		Three months ended June 30, 2011
	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives
Derivatives not designated as hedging instruments
Foreign currency contracts	Other (expense) income, net	$0.1	Other (expense) income, net	$0.2
Commodity contracts	Other (expense) income, net	(2.1)	Other (expense) income, net	(1.1)
Interest rate contracts	Interest expense	6.8	Interest expense	(16.6)

Total gain (loss) recognized on derivatives not designated as hedging instruments		$4.8		$(17.5)

	Six months ended June 30, 2012		Six months ended June 30, 2011
	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives
Derivatives not designated as hedging instruments
Foreign currency contracts	Other (expense) income, net	$0.3	Other (expense) income, net	$1.2
Commodity contracts	Other (expense) income, net	(1.5)	Other (expense) income, net	0.8
Interest rate contracts	Interest expense	11.3	Interest expense	(10.1)

Total gain (loss) recognized on derivatives not designated as hedging instruments		$10.1		$(8.1)

NOTE H.	PRODUCT WARRANTY LIABILITIES

Product warranty liability activities consist of the following (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Beginning balance	$113.6	$125.0	$115.4	$128.5
Payments	(13.3)	(6.9)	(22.2)	(17.2)
Increase in liability (warranty issued during period)	7.4	7.0	14.5	13.3
Net adjustment to liability	3.2	(4.6)	3.0	(4.3)
Accretion (for Predecessor liabilities)	0.2	0.3	0.4	0.5

Ending balance	$111.1	$120.8	$111.1	$120.8

As of June 30, 2012, the current and non-current liabilities were $33.9 million and $77.2 million, respectively. As of June 30, 2011, the current and non-current liabilities were $32.4 million and $88.4 million, respectively. During the second quarter of 2012, the Company completed an analysis of its Dual Power Inverter Module (“DPIM”) extended coverage program and determined, based on current claims, that the product warranty liability should be reduced by $7.9 million. This resulted in a $7.3 million reduction in the General Motors (“GM”) DPIM receivable and a $0.6 million favorable adjustment to the Condensed Consolidated Statements of Comprehensive Income (Loss). As part of the analysis, it was also determined that design issues related to the early introduction of the replacement DPIM unit resulted in a $10.0 million increase to the product warranty liability. As the replacement DPIM unit is the responsibility of the Company and not covered by the Asset Purchase Agreement, the Company recorded a $10.0 million charge to the Condensed Consolidated Statements of Comprehensive Income (Loss).

Deferred revenue for extended transmission coverage activity (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Beginning balance	$61.2	$57.1	$60.7	$56.2
Increases	7.3	5.6	12.8	9.7
Revenue earned	(4.9)	(3.5)	(9.9)	(6.7)

Ending balance	$63.6	$59.2	$63.6	$59.2

As of June 30, 2012, the current and non-current liabilities were $20.2 million and $43.4 million, respectively. As of June 30, 2011, the current and non-current liabilities were $17.7 million and $41.5 million, respectively.

NOTE I.	OTHER (EXPENSE) INCOME, NET

Other (expense) income, net consists of the following (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Loss on repurchases of long-term debt	$(7.6)	$(8.3)	$(21.1)	$(8.3)
Termination of Sponsor services agreement	—	—	(16.0)	—
Impairment loss on investments in technology-related initiatives	(8.0)	—	(8.0)	—
Initial public offering fees and expenses	(0.4)	—	(6.1)	—
Grant Program income	1.3	3.1	4.1	6.8
Loss on foreign exchange	(3.7)	(1.0)	(3.0)	(2.3)
Loss on re-measurement of employee benefit plans (see NOTE K)	(2.3)	—	(2.3)	—
Unrealized loss on derivative contracts	(1.7)	(2.6)	(1.0)	(1.0)
Realized (loss) gain on derivative contracts	(0.3)	1.7	(0.2)	3.0
Vendor settlement	—	3.9	—	3.9
Other	(0.1)	0.3	—	0.7

Total	$(22.8)	$(2.9)	$(53.6)	$2.8

During the second quarter of 2012, the Company entered into co-development agreements with various companies to expand our position in transmission technologies. Due to various uncertainties surrounding these investments including, but not limited to, the startup nature of the underlying businesses, their continued negative cash flows, undercapitalization and unproven business plans, the Company has impaired these investments to zero as of June 30, 2012. The charge of $8.0 million was recorded in Other expense (income), net in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2012.

In March 2012, the Company and affiliates of the Carlyle Group and Onex Corporation (“Sponsors”) agreed to terminate the services agreement. The Company agreed to make a termination payment of $16.0 million, representing the present value of payments over the estimated term of the services agreement.

In March 2012, the Company priced its initial public offering of common stock. All of the shares of common stock offered were sold by existing stockholders with the Company receiving no proceeds from the sale. As a result, approximately $6.1 million of fees and expenses related to the initial public offering have been recorded to Other (expense) income, net in the Condensed Consolidated Statements of Comprehensive Income (Loss).

In 2009, the Company was notified by the U.S. Department of Energy that it was selected to receive matching funds up to $62.8 million from a grant program funded by the American Recovery and Reinvestment Act for the development of Hybrid manufacturing capacity in the U.S. (the “Grant Program”). All applicable expenses associated with the Grant Program have been charged to Engineering — research and development while the Government’s matching reimbursement is recorded to Other (expense) income, net in the Condensed Consolidated Statements of Comprehensive Income (Loss). Since inception of the Grant Program, the Company has recorded $33.5 million of Grant Program income to Other (expense) income, net in the Condensed Consolidated Statements of Comprehensive Income (Loss). All matching funds under the Grant Program are expected to be received by 2013.

For the three months ended June 30, 2012 and 2011, the Company recorded $0.7 million and $0.1 million, respectively, as a reduction of the basis of capital assets purchased under the Grant Program. For the six months ended June 30, 2012 and 2011, the Company recorded $2.2 million and $1.0 million, respectively, as a reduction of the basis of capital assets purchased under the Grant Program. Since inception of the Grant Program, the Company has placed approximately $7.3 million of assets in service under the Grant Program, resulting in related depreciation of $0.3 million for the six months ended June 30, 2012.

NOTE J.	OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following (dollars in millions):

	As of June 30, 2012	As of December 31, 2011
Payroll and related costs	$35.0	$49.9
Accrued derivative payable	34.3	31.9
Sales allowances	28.0	32.3
Vendor buyback obligation	14.9	15.4
Military price reduction reserve	13.6	17.6
Accrued interest payable	12.0	19.1
Taxes payable	9.6	17.1
Research and development payable	0.0	5.0
Other accruals	13.9	11.6

Total	$161.3	$199.9

NOTE K.	EMPLOYEE BENEFIT PLANS

Components of net periodic benefit expense consist of the following (dollars in millions):

	Pension Plans		Post-retirement Benefits
	Three months ended June 30,		Three months ended June 30,
	2012	2011	2012	2011
Net periodic benefit expense:
Service cost	$4.1	$3.7	$0.9	$0.9
Interest cost	1.2	1.0	1.8	1.8
Expected return on assets	(1.6)	(1.1)	—	—
Prior service cost	0.0	0.1	—	—
Loss	0.3	0.2	—	—
Settlement loss	2.3	—	—	—

Net periodic benefit expense	$6.3	$3.9	$2.7	$2.7

	Pension Plans		Post-retirement Benefits
	Six months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net periodic benefit expense:
Service cost	$8.2	$7.4	$1.9	$1.8
Interest cost	2.3	2.0	3.6	3.6
Expected return on assets	(3.1)	(2.2)	—	—
Prior service cost	0.0	0.2	—	—
Loss	0.7	0.4	—	—
Settlement loss	2.3	—	—	—

Net periodic benefit expense	$10.4	$7.8	$5.5	$5.4

During the second quarter of 2012, the Company completed the transfer of its pension obligation for certain qualified hourly employees from the Company’s hourly defined benefit pension plan to GM’s pension plan as part of the Asset Purchase Agreement. The transfer resulted in a one-time non-cash settlement charge of $2.3 million recorded in Other expense (income), net and a $4.2 million reduction to the Company’s pension liability with corresponding adjustments to Accumulated other comprehensive loss, net of tax.

The Company’s pension benefit costs were calculated using various actuarial assumptions and methodologies as prescribed by GAAP. These assumptions include discount rates, expected return on defined benefit pension plan assets, inflation, rate of compensation increases, mortality rates, and other factors. All calculations for June 30, 2012 were made using the same assumptions used for December 31, 2011 financial reporting with the exception of the discount rate for the hourly pension plan, which changed from 4.6% to 4.1%. The Company’s discount rate was determined by matching the plans projected cash flows to a yield curve based on long-term, fixed income debt instruments available as of the re-measurement date of June 30, 2012.

NOTE L.	INCOME TAXES

The effective tax rate for the three and six months ended June 30, 2012 was (558%) and (223%), respectively. For the three and six months ended June 30, 2012, the Company recorded total tax benefit of $350.1 million and $324.9 million, respectively. The primary driver of the effective tax rate for the quarter was the release of the Company’s valuation allowance against its deferred tax asset resulting in an income tax benefit of $384.8 million. The pretax income recorded for the six month period ended June 30, 2012 includes approximately $30.1 million of discrete expense items primarily related to the termination of its services agreement with its Sponsors and transaction costs associated with the Company’s initial public offering.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, tax planning strategies and results of recent operations in making this assessment.

Management has determined, based on the evaluation of both objective and subjective evidence available, that a valuation allowance is no longer necessary and that it is more likely than not that the deferred tax assets are fully realizable. The Company has reached a sustained period of profitability and believes its objectively measured positive evidence outweighs the negative evidence. Accordingly, the Company has recognized an income tax benefit as a result of the release of the valuation allowance which had previously been recorded against the deferred tax assets.

In accordance with the FASB’s authoritative guidance on accounting for uncertainty in income taxes, the Company had no liability for unrecognized tax benefits as of June 30, 2012 and December 31, 2011. The accounting guidance prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For the year ended December 31, 2011, the return will remain subject to examination by the various taxing authorities for the duration of the applicable statute of limitations (generally three years from the later of the date of filing or the due date of the return).

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

On August 7, 2007, the Sponsors entered into a services agreement with ATI, pursuant to which ATI paid the Sponsors an annual fee of approximately $3.0 million (shared equally by the Sponsors) for certain advisory, consulting and other services to be performed by the Sponsors, exclusive of the reimbursements for certain out-of-pocket expenses incurred in connection with the performance of such services, and additional reasonable compensation for other services provided by the Sponsors from time to time, including consulting and other services with respect to acquisitions and divestitures or sales of equity or debt instruments. In March 2012, the Company and the Sponsors agreed to terminate the services agreement. The Company agreed to make a termination payment of $16.0 million, representing the present value of payments over the remaining estimated term of the services agreement.

Senior Notes Held by Executive Officers

As of June 30, 2012, Lawrence E. Dewey, our President and Chief Executive Officer, David S. Graziosi, our Executive Vice President, Chief Financial Officer and Treasurer, and Robert M. Price, our Vice President, Human Resources, held approximately $100,000, $450,000, and $150,000 in aggregate principal amount of the 7.125% Senior Notes.

NOTE O.	EARNINGS PER SHARE

The Company presents both basic and diluted earnings per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted EPS is calculated by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during the reporting period that are calculated using the treasury stock method for stock options. The treasury stock method assumes that the Company uses the proceeds from the exercise of awards to repurchase common stock at the average market price during the period. The assumed proceeds under the treasury stock method include the purchase price that the grantee will pay in the future, compensation cost for future service that the Company has not yet recognized and any tax benefits that would be credited to additional paid-in-capital when the award generates a tax deduction. If there would be a shortfall resulting in a charge to additional paid-in-capital, such an amount would be a reduction of the proceeds. For the three and six months ended June 30, 2011, outstanding stock options were not included in the diluted EPS computation because they were anti-dilutive.

The following table reconciles the numerators and denominators used to calculate basic EPS and diluted EPS (in millions, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Net income (loss)	$412.8	$(17.2)	$470.8	$19.7

Weighted average shares of common stock outstanding	181.4	181.4	181.4	181.4
Dilutive effect stock-based awards	5.0	—	3.0	—

Diluted weighted average shares of common stock outstanding	186.4	181.4	184.4	181.4

Basic earnings (loss) per share attributable to common stockholders	$2.28	$(0.09)	$2.60	$0.11

Diluted earnings (loss) per share attributable to common stockholders	$2.21	$(0.09)	$2.55	$0.11

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion in conjunction with our condensed consolidated interim financial statements and the related notes contained elsewhere in this Quarterly Report on Form 10-Q.

The statements in this discussion regarding industry trends, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Part II, Item 1A. “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by any forward-looking statements.

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

Recent Developments

During the second quarter of 2012, we entered into co-development agreements with third parties to complement our portfolio of products and product initiatives. The agreements required us to invest $8.0 million in the form of a convertible loan and equity. Due to the current financial position of the third parties, we fully impaired the investments. While financially the investments have been fully impaired, we believe that the investments will provide us with advanced technology to complement our current transmission product offerings and product initiatives.

Trends Impacting Our Business

Our net sales are driven by commercial vehicle production, which tends to be highly correlated to macroeconomic conditions. The recent global economic downturn led to a significant decline in annual commercial vehicle production volumes. According to America’s Commercial Transportation Research, commercial truck and bus production volumes in our North American on-highway markets are projected to continue to grow, but to remain below the 1998-2008 average production levels through 2014. However, we believe the anticipated increase in global commercial vehicle production, together with pent up demand in the North American market that resulted from the deferral of purchases during the economic downturn, will support our continued growth and result in increased net sales.

Second Quarter Net Sales by End Market (in millions):

End Market	Q2 2012 Net Sales	Q2 2011 Net Sales	% Variance
North America On-Highway	$217	$189	15%

North America Hybrid-Propulsion Systems for Transit Bus	$18	$40	(55%)
North America Off-Highway	$44	$70	(37%)

Military	$80	$69	16%
Outside North America On-Highway	$78	$77	1%
Outside North America Off-Highway	$30	$21	43%
Service, Parts, Support Equipment & Other	$92	$90	2%

Total Net Sales	$559	$556	1%

North America On-Highway end market continued its recovery with net sales up 15 percent for the second quarter 2012 compared to the second quarter 2011. Rugged Duty Series and school bus models were the primary drivers of this performance followed by a smaller increase in motor home models. These increases were partially offset by reduced Highway Series models. We expect continued growth in this end market in the second half, though at an appreciably slower rate than what we have experienced year to date, given diminished commercial vehicle production forecasts.

North America Hybrid-Propulsion Systems for Transit Bus end market net sales were down 55 percent for the second quarter 2012 compared to the second quarter 2011 principally due to intra-year movements in the timing of orders. We believe second half net sales will be higher relative to the level experienced in second quarter of 2012.

North America Off-Highway end market net sales were down 37 percent for the second quarter 2012 compared to the second quarter of 2011. The year over year second quarter decrease was principally driven by decreased demand from hydraulic fracturing applications due to weakness in natural gas pricing. We believe second half year over year comparisons will continue to be challenging due to the strong demand we experienced last year and into the first quarter of 2012 and that second quarter net sales are more reflective of the demand level we can expect for the remainder of the year.

Military end market net sales were up 16 percent for the second quarter 2012 compared to the second quarter 2011. The year over year second quarter increase was principally driven by increased wheeled military products requirements. Due to anticipated reductions in U.S. defense spending we continue to expect a decline in net sales for the second half of 2012 compared to the prior year.

Outside North America On-Highway end market net sales were up 1 percent for the second quarter 2012 compared to the second quarter 2011, reflecting strength in China and Latin America being offset by a weaker environment in Europe. Despite challenging economic conditions, we continued to pursue our strategic priorities including regional marketing efforts to increase the penetration level of fully-automatic transmissions and attainment of additional vehicle releases in key emerging growth markets. We expect second half net sales in line with the prior year level due to increases in emerging markets offsetting continued weakness in European end markets.

Outside North America Off-Highway end market net sales were up 43 percent for the second quarter 2012 compared to the second quarter 2011. The increase was principally driven by continued strong demand from the mining and energy sectors. We expect continued double-digit year over year growth in second half net sales driven by the energy and mining sectors and our increased penetration in these end markets.

Service parts, support equipment & other end market net sales were up 2 percent for the second quarter 2012 compared to the second quarter 2011. The increase was principally driven by price increases on certain products, support equipment sales commensurate with increased transmission unit volume and increased global on-highway service part sales partially offset by decreased global off-highway service parts sales. We expect second half net sales to be in line with the prior year level.

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

Cost of sales

Our most significant components of cost of sales are purchased parts, the overhead expense related to our manufacturing operations and direct labor associated with the manufacture and assembly of transmissions and parts. For the six months ended June 30, 2012, direct material costs were approximately 71%, overhead costs were approximately 23%, and direct labor costs were approximately 6% of total cost of sales. We are subject to changes in our cost of sales caused by movements in underlying commodity prices. We seek to hedge against this risk by using commodity swap contracts and, beginning in 2011, long-term supply agreements. See “—Quantitative and Qualitative Disclosures about Market Risk — Commodity Price Risk.”

Selling, general and administrative expenses

The principal components of our selling, general and administrative expenses are salaries and benefits for our office personnel, advertising and promotional expenses, product warranty expense, expenses relating to certain information technology systems and amortization of our intangibles.

Engineering — research and development

We incur costs in connection with research and development programs that are expected to contribute to future earnings. Such costs are expensed as incurred. In 2009, we were notified by the Department of Energy (“DOE”) that we were selected to receive matching funds up to $62.8 million from a cost-share grant program funded by the American Recovery and Reinvestment Act for the development of hybrid-propulsion system manufacturing capacity in the U.S. (the “Grant Program”). Applicable costs associated with the Grant Program have been charged either to engineering — research and development or capital assets. The DOE’s matching reimbursement is recorded to Other (expense) income, net in the Condensed Consolidated Statements of Comprehensive Income (Loss), or in the case of capital expenditure, as a reduction in the cost basis of the capital asset.

Non-GAAP Financial Measure

We use Adjusted net income to measure our overall profitability because it better reflects our cash flow generation by capturing the actual cash taxes paid rather than our tax expense as calculated under accounting principles generally accepted in the United States of America (“GAAP”) and excludes the impact of the non-cash annual amortization of certain intangible assets that were created at the time of the acquisition and other certain non-recurring items. We use Adjusted EBITDA, Adjusted EBITDA margin and Adjusted free cash flow to evaluate and control our cash operating costs and to measure our operating profitability. We believe the presentation of Adjusted net income, Adjusted EBITDA, Adjusted EBITDA margin and Adjusted free cash flow enhances our investors’ overall understanding of the financial performance and cash flow of our business.

You should not consider Adjusted net income, Adjusted EBITDA, and Adjusted EBITDA margin as an alternative to net income, determined in accordance with GAAP, as an indicator of operating performance. You should not consider Adjusted free cash flow as an alternative to net cash provided by operating activities, determined in accordance with GAAP, as an indicator of our cash flow.

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

	For the three months ended June 30, (unaudited)		For the six months ended June 30, (unaudited)
(in millions)	2012	2011	2012	2011
Net income (loss)	$412.8	$(17.2)	$470.8	$19.7
plus:
Interest expense, net	34.1	71.0	74.8	120.6
Cash interest	(52.7)	(84.9)	(88.8)	(114.8)
Income tax (benefit) expense	(350.1)	6.0	(324.9)	24.0
Cash income taxes	(3.5)	(2.1)	(6.4)	(3.7)
Fee to terminate services agreement with Sponsors (a)	—	—	16.0	—
Technology-related investments expense (b)	8.0	—	8.0	—
Initial public offering expenses (c)	0.4	—	6.1	—
Amortization of intangible assets	37.5	38.0	75.0	76.0

Adjusted net income	$86.5	$10.8	$230.6	$121.8
Cash interest expense	52.7	84.9	88.8	114.8
Cash income taxes	3.5	2.1	6.4	3.7
Depreciation of property, plant and equipment	25.3	25.8	49.9	51.5
Loss on repurchases of long-term debt (d)	7.6	8.3	21.1	8.3
Dual power inverter module extended coverage (e)	9.4	—	9.4	—
Benefit plan re-measurement (f)	2.3	—	2.3	—
Unrealized loss on hedge contracts (g)	1.7	2.6	1.0	1.0
Premiums and expenses on tender offer for long-term debt (h)	—	56.9	—	56.9
Benefit plan adjustment (i)	—	(2.0)	—	(2.0)
Restructuring charges (j)	—	0.6	—	0.6
Other (k)	1.7	3.0	4.2	5.7

Adjusted EBITDA	$190.7	$193.0	$413.7	$362.3

Net sales	$559.4	$555.7	$1,161.3	$1,072.7
Adjusted EBITDA margin	34.1%	34.7%	35.6%	33.8%

Net cash provided by operating activities	$106.9	$83.8	$246.5	$193.7
(Deductions) or additions to reconcile to Adjusted free cash flow:
Additions of long-lived assets	(26.8)	(16.0)	(62.5)	(27.6)
Fee to terminate services agreement with Sponsors (a)	—	—	16.0	—

Adjusted free cash flow	$80.1	$67.8	$200.0	$166.1

(a)	Represents a one-time payment (recorded in Other (expense) income, net) to terminate the services agreement with affiliates of the Carlyle Group and Onex Corporation (“Sponsors”).
(b)	Represents an $8.0 million impairment charge (recorded in Other (expense) income, net) on investments in co-development agreements with various companies to expand our position in transmission technologies.
(c)	Represents $0.4 million and $6.1 million of fees and expenses (recorded in Other (expense) income, net) related to our initial public offering in March 2012 for the three and six months ended June 30, 2012, respectively.

(d)	Represents a $7.6 million and $8.3 million loss (recorded in Other (expense) income, net) realized on the redemptions and repayments of Allison Transmission Inc’s (“ATI”), a wholly owned subsidiary of the Company, long-term debt for the three months ended June 30, 2012 and 2011. Represents a $21.1 million and $8.3 million loss (recorded in Other (expense) income, net) realized on the redemptions and repayments of ATI’s long-term debt for the six months ended June 30, 2012 and 2011.
(e)	During the second quarter of 2012, we increased our liability related to the Dual Power Inverter Module (“DPIM”) extended coverage program due to claims data and additional design issues identified during introduction of replacement units. The increase in liability resulted in a charge of approximately $9.4 million (recorded in Selling, general and administrative expenses) for the three and six months ended June 30, 2012.
(f)	Represents a $2.3 million settlement charge (recorded in Other (expense), income, net) related to the transfer of pension obligations for certain qualified hourly employees from our hourly defined benefit pension plan to General Motors’ pension plan as part of the Asset Purchase Agreement.
(g)	Represents $1.7 million and $2.6 million of unrealized losses (recorded in Other (expense) income, net) on the mark-to-market of our foreign currency and commodities contracts for the three months ended June 30, 2012 and 2011, respectively. Represents $1.0 million and $1.0 million of unrealized losses (recorded in Other (expense) income, net) on the mark-to-market of our foreign currency and commodities contracts for the six months ended June 30, 2012 and 2011, respectively.
(h)	Represents $56.9 million (recorded in Other (expense) income, net) of premiums and expenses related to the tender offer for ATI’s 11.25% senior toggle notes due 2015 (“Senior Toggle 11.25% Notes”) in the second quarter of 2011.
(i)	Represents a ($2.0) million ($0.7 million recorded in Cost of sales, $0.7 million recorded in Selling, general and administrative expenses, and $0.6 million recorded in Engineering — research and development) favorable adjustment related to certain differences between benefits promised under a certain benefit plan and the administration of the plan.
(j)	Represents $0.6 million ($0.1 million recorded as Cost of sales and $0.5 million recorded as Engineering — research and development) of restructuring expenses related to a second quarter 2011 salaried employee headcount reduction program.
(k)	Represents employee stock compensation expense and service fees (recorded in Selling, general and administrative expenses) paid to the Sponsors.

Results of Operations

The following tables set forth certain financial information for the three and six months ended June 30, 2012 and 2011. The following tables and discussion should be read in conjunction with the information contained in our condensed consolidated financial statements and the notes thereto included in Item I of this Quarterly Report on Form 10-Q.

Comparison of three months ended June 30, 2012 and 2011

	Three months ended June 30,
(unaudited, dollars in millions)	2012	% of net sales	2011	% of net sales
Net sales	$559.4	—	$555.7	—
Gross profit	251.9	45.0%	244.5	44.0%
Operating expenses:
Selling, general and administrative expenses	109.1	19.5	96.7	17.4
Engineering — research and development	23.2	4.1	28.2	5.1
Total operating expenses	132.3	23.6	124.9	22.5

Operating income	119.6	21.4	119.6	21.5
Other expense, net:
Interest expense, net	(34.1)	(6.1)	(71.0)	(12.8)
Premiums and expenses on tender offer for long-term debt	—	—	(56.9)	(10.2)
Other expense, net	(22.8)	(4.1)	(2.9)	(0.5)

Total other expense, net	(56.9)	(10.2)	(130.8)	(23.5)

Income (loss) before income taxes	62.7	11.2	(11.2)	(2.0)
Income tax benefit (expense)	350.1	62.6	(6.0)	(1.1)

Net income (loss)	$412.8	73.8%	$(17.2)	(3.1)%

Net sales.

Net sales for the quarter ended June 30, 2012 were $559.4 million compared to $555.7 million for the quarter ended June 30, 2011, an increase of 0.7%. The increase was principally driven by a $31.0 million, or 9.0%, increase in net sales of global on-highway commercial products, parts and other products and an increase in net sales of $11.0 million, or 16.0%, in military products primarily driven by wheeled product requirements, partially offset by a decrease in net sales of $22.0 million, or 55.0%, for hybrid-propulsion systems primarily driven by intra-year movements in the timing of orders and a decrease in net sales of $17.0 million, or 19.0%, of global off-highway products driven by lower demand from natural gas fracturing applications due to weakness in natural gas pricing.

Gross profit.

Gross profit for the quarter ended June 30, 2012 was $251.9 million compared to $244.5 million for the quarter ended June 30, 2011, an increase of 3.0%. The increase was principally driven by $7.0 million of price increases on certain products, $4.0 million attributable to improved manufacturing performance and $1.0 million of favorable material costs, partially offset by $4.0 million of unfavorable product mix and $1.0 million of unfavorable foreign exchange.

Selling, general and administrative expenses.

Selling, general and administrative expenses for the quarter ended June 30, 2012 were $109.1 million compared to $96.7 million for the quarter ended June 30, 2011, an increase of 12.8%. The increase was principally driven by $9.4 million related to the DPIM extended coverage program and $4.6 million of favorable product warranty expense adjustments in 2011, partially offset by lower global commercial spending activities.

Engineering — research and development.

Engineering – research and development expenses for the quarter ended June 30, 2012 were $23.2 million compared to $28.2 million for the quarter ended June 30, 2011, a decrease of 17.7%. The decrease was principally driven by $6.2 million of higher 2011 technology-related license expense, partially offset by higher product initiatives spending.

Interest expense, net.

Interest expense, net for the quarter ended June 30, 2012 was $34.1 million compared to $71.0 million for the quarter ended June 30, 2011, a decrease of 52.0%. The decrease was principally driven by $23.4 million decrease in mark-to-market expense for our interest rate derivatives, $15.3 million of lower interest expense as a result of debt repayments and purchases, and $3.4 million of lower amortization of deferred financing fees, partially offset by $4.7 million of higher interest expense primarily due to the effectiveness of $700.0 million of new interest rate swaps at higher interest rates.

Premiums and expenses on tender offer of long-term debt.

During the quarter ended June 30, 2011, we completed a cash tender offer to purchase any and all of our Senior Toggle 11.25% Notes. The tender offer resulted in us purchasing $468.1 million of $505.3 million of our outstanding Senior Toggle 11.25% Notes with premiums and expenses totaling $56.9 million.

Other expense, net.

Other (expense) income, net for the quarter ended June 30, 2012 was ($22.8) million compared to ($2.9) million for the quarter ended June 30, 2011. The increase in expense was principally driven by an $8.0 million impairment of technology-related investments, a $3.9 million favorable vendor settlement in 2011, $2.7 million of unfavorable foreign exchange, $2.3 million settlement charge related to the hourly defined benefit pension plan, $2.0 million of lower realized gains on derivative contracts, $1.8 million of decreased Grant Program income, $0.4 million of fees and expenses related to our initial public offering and $0.4 million of lower miscellaneous income, partially offset by $0.9 million of lower unrealized losses on derivative contracts and a $0.7 million decrease in premiums and expenses related to redemptions of long-term debt.

Income tax benefit (expense).

Income tax benefit for the second quarter of 2012 was $350.1 million resulting in an effective tax rate of 558% versus an effective tax rate of (54%) in the second quarter of 2011. The change in effective tax rate was principally driven by the release of our valuation allowance on our deferred tax assets resulting in an income tax benefit of $384.8 million. Management has determined, based on the evaluation of both objective and subjective evidence available, that a valuation allowance is no longer necessary and that it is more likely than not that the deferred tax assets are fully realizable.

Comparison of six months ended June 30, 2012 and 2011

	Six months ended June 30,
(unaudited, dollars in millions)	2012	% of net sales	2011	% of net sales
Net sales	$1,161.3	—	$1,072.7	—
Gross profit	535.7	46.1%	474.5	44.2%
Operating expenses:
Selling, general and administrative expenses	210.3	18.1	197.6	18.4
Engineering — research and development	51.1	4.4	58.5	5.4
Total operating expenses	261.4	22.5	256.1	23.8

Operating income	274.3	23.6	218.4	20.4
Other expense, net:
Interest expense, net	(74.8)	(6.4)	(120.6)	(11.3)
Premiums and expenses on tender offer for long-term debt	—	—	(56.9)	(5.3)
Other (expense) income, net	(53.6)	(4.6)	2.8	0.3

Total other expense, net	(128.4)	(11.0)	(174.7)	(16.3)

Income before income taxes	145.9	12.6	43.7	4.1
Income tax benefit (expense)	324.9	27.9	(24.0)	(2.3)

Net income	$470.8	40.5%	$19.7	1.8%

Net sales.

Net sales for the six months ended June 30, 2012 were $1,161.3 million compared to $1,072.7 million for the six months ended June 30, 2011, an increase of 8.3%. The increase was principally driven by a $108.0 million, or 16.0%, increase in net sales of global on-highway commercial products, parts and other products, an increase in net sales of $4.0 million, or 3.0%, in military products primarily driven by wheeled product requirements and an increase in net sales of $2.0 million, or 1.0%, of global off-highway products, partially offset by a decrease in net sales of $26.0 million, or 33.0%, for hybrid-propulsion systems for transit buses primarily driven by lower municipal spending and intra-year movements in the timing of orders.

Gross profit.

Gross profit for the six months ended June 30, 2012 was $535.7 million compared to $474.5 million for the six months ended June 30, 2011, an increase of 12.9%. The increase was principally driven by $46.0 million related to increased net sales, $10.0 million of price increases on certain products, $4.0 million attributable to improved manufacturing performance and $2.0 million of favorable material costs, partially offset by $1.0 million of unfavorable foreign exchange.

Selling, general and administrative expenses.

Selling, general and administrative expenses for the six months ended June 30, 2012 were $210.3 million compared to $197.6 million for the six months ended June 30, 2011, an increase of 6.4%. The increase was principally driven by $9.4 million related to the DPIM extended coverage program and $4.3 million of favorable product warranty expense adjustments in 2011, partially offset by lower global commercial spending activities.

Engineering — research and development.

Engineering – research and development expenses for the six months ended June 30, 2012 were $51.1 million compared to $58.5 million for the six months ended June 30, 2011, a decrease of 12.6%. The decrease was principally driven by $8.8 million of higher 2011 technology-related license expense, partially offset by higher product initiatives spending.

Interest expense, net.

Interest expense, net for the six months ended June 30, 2012 was $74.8 million compared to $120.6 million for the six months ended June 30, 2011, a decrease of 38.0%. The decrease was principally driven by $28.5 million of lower interest expense as a result of debt repayments and purchases, $21.4 million decrease in mark-to-market expense for our interest rate derivatives, 3.8 million of lower amortization of deferred financing fees and $0.4 million of lower interest expense as a result of lower interest rates on our Term B-1 Loan, net of the increase in the applicable margin on our Term B-2 Loan, partially offset by $8.4 million of higher interest expense primarily due to the effectiveness of $700.0 million of new interest rate swaps at higher interest rates.

Premiums and expenses on tender offer of long-term debt.

During the quarter ended June 30, 2011, we completed a cash tender offer to purchase any and all of our Senior Toggle 11.25% Notes. The tender offer resulted in us purchasing $468.1 million of $505.3 million of our outstanding Senior Toggle 11.25% Notes with premiums and expenses totaling $56.9 million.

Other expense, net.

Other (expense) income, net for the six months ended June 30, 2012 was ($53.6) million compared to $2.8 million for the six months ended June 30, 2011. The increase in expense was principally driven by a $16.0 million payment to terminate the services agreement with the Sponsors, a $12.8 million increase in premiums and expenses related to redemptions of long-term debt, an $8.0 million impairment of technology-related investments, $6.1 million of fees and expenses related to our initial public offering, a $3.9 million favorable vendor settlement in 2011, $3.2 million of lower realized gains on derivative contracts, $2.7 million of decreased Grant Program income, $2.3 million settlement charge related to the hourly defined benefit pension plan, $0.7 million of unfavorable foreign exchange and $0.7 million of lower miscellaneous income.

Income tax benefit (expense).

Income tax benefit (expense) for the six months ended June 30, 2012 was $324.9 million resulting in an effective tax rate of (223%) versus an effective tax rate of 55% for the six months ended June 30, 2011. The change in effective tax rate was principally driven by the release of our valuation allowance on our deferred tax assets. Management has determined, based on the evaluation of both objective and subjective evidence available, that a valuation allowance is no longer necessary and that it is more likely than not that the deferred tax assets are fully realizable.

Liquidity and Capital Resources

We generate cash primarily from our operating activities. We had total available cash and cash equivalents of $112.1 million and $314.0 million as of June 30, 2012 and December 31, 2011, respectively. Of the available cash and cash equivalents, approximately $109.1 million and $188.1 million was deposited in operating accounts while approximately $3.0 million and $125.9 million was invested in U.S. government backed securities as of June 30, 2012 and December 31, 2011, respectively.

Additionally, we had $371.7 million and $369.2 million available under the revolving credit facility, net of approximately $28.3 million and $30.8 million in letters of credit issued and outstanding as of June 30, 2012 and December 31, 2011, respectively. During the second quarter of 2012, we borrowed $27.5 million on our revolving credit facility as part of our debt management plans and subsequently repaid the amounts within the second quarter.

On March 9, 2012, ATI entered into an amendment with its term loan lenders under its Senior Secured Credit Facility to extend the maturity from August 7, 2014 to August 7, 2017 of approximately $801.1 million in principal amount of the term loan (“Term B-2 Loan”) with an applicable margin over the London Interbank Offered Rate (“LIBOR”) of 3.50% for such extended term loan, with the remaining term loan of approximately $1,793.8 million with an applicable margin over LIBOR of up to 2.75% maturing in August 2014 (“Term B-1 Loan”) (together the Term B-1 Loan and Term B-2 Loan defined as the “Senior Secured Credit Facility”).

Our principal uses of cash are operating expenses, capital expenditures, debt service and working capital needs. The following table shows our sources and uses of funds for the six months ended June 30, 2012 and 2011 (in millions):

	Six months ended June 30,
Statement of Cash Flows Data	2012	2011
Cash flows from operating activities	$246.5	$193.7
Cash flows (used for) provided by investing activities	(70.0)	14.5
Cash flows used for financing activities	(388.1)	(186.2)

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

Cash provided by operating activities

Operating activities for the six months ended June 30, 2012 generated $246.5 million of cash compared to $193.7 million for the six months ended June 30, 2011. The increase was primarily driven by increased net income adjusted for items not providing or using cash, lower accounts receivable and lower inventories, partially offset by lower accounts payable and higher other liabilities, net.

Cash used for and provided by investing activities

Investing activities for the six months ended June 30, 2012 used $70.0 million of cash compared to generating $14.5 million for the six months ended June 30, 2011. The increase was primarily driven by an increase of $34.9 million in capital expenditures, a 2011 reduction in collateral requirements related to certain of our interest rate derivatives and 2011 proceeds related to the sale of property. The increase in capital expenditures was attributable to the continued expansion of our India facility, higher product initiative spending and increased investments in productivity and replacement programs, partially offset by construction of our Hungary manufacturing facility in 2011. It is expected that the India expansion project will be completed and production will commence during the third quarter of 2012. There are no additional capital expenditures required for either the India expansion project or the construction of our Hungarian manufacturing facility at this time.

Cash used for financing activities

Financing activities for the six months ended June 30, 2012 used $388.1 million of cash compared to $186.2 million of cash used for the six months ended June 30, 2011. The increase was driven by $326.9 million related to the redemption of ATI’s 11.0% Senior Notes, $10.9 million for dividend payments made in May 2012, a $2.5 million principal payment on our Japanese Yen denominated unsecured short-term notes and $2.3 million of payments related to us extending a portion of our Senior Secured Credit Facility, partially offset by lower required principal payments on our Senior Secured Credit Facility.

In February 2012, ATI redeemed $200.0 million of the 11.0% Senior Notes resulting in a loss (the premium between the purchase price of the notes and the face value of such notes) of $13.5 million, including deferred financing fees written off.

In May 2012, ATI redeemed the remaining $109.8 million of the 11.0% Senior Notes resulting in a loss (the premium between the purchase price of the notes and the face value of such notes) of $7.3 million, including deferred financing fees written off.

Prior to May 15, 2015, we may redeem some or all of ATI’s 7.125% senior cash pay notes due May 2019 (“7.125% Senior Notes”) by paying the applicable “make-whole” premium. At any time on or after May 15, 2015, we may redeem some or all of the 7.125% Senior Notes at specified redemption prices in the governing indenture.

Our liquidity requirements are significant, primarily due to our debt service requirements. A one-eighth percent change in assumed interest rates for the Senior Secured Credit Facility, if fully drawn, as of June 30, 2012 would have a yearly impact of $2.2 million on interest expense, which includes the partial offset of our interest rate swaps. Our ability to make payments on and to refinance our indebtedness, and to fund planned capital expenditures will depend on our ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control.

In November 2008, we entered into an amendment related to the Senior Secured Credit Facility that permits us to make discounted voluntary prepayments of our term loan in an aggregated amount not to exceed $750.0 million pursuant to a modified Dutch auction. As part of the May 2011 amendment to the Senior Secured Credit Facility, the amount available for discounted voluntary prepayments of the term loan pursuant to a modified Dutch auction was reset to $750.0 million. This provision is available to us for so long as the Senior Secured Credit Facility is outstanding. For the six months ended June 30, 2012 and 2011, we did not make any discounted prepayments of our term loan under this amendment.

In addition, we made principal payments of $45.5 million and $75.0 million on the Senior Secured Credit Facility for the six months ended June 30, 2012 and 2011, respectively. The principal payments made on the Senior Secured Credit Facility for the six months ended June 30, 2012 and 2011 resulted in losses of $0.3 million and $0.6 million associated with the write off of related deferred debt issuance costs, respectively.

The Senior Secured Credit Facility requires us to maintain a specified maximum total senior secured leverage ratio of 5.50x for the remainder of the term of the loans.

As of June 30, 2012, we were in compliance with the maximum total senior secured leverage ratio, achieving a 3.19x ratio. Within the terms of the Senior Secured Credit Facility, a senior secured leverage ratio below 3.50x results in a 25 basis point reduction to the applicable margin for the Term B-1 Loan, a 12.5 basis point reduction to the commitment fee and elimination of excess cash flow payments on the term loan for the applicable year. These reductions remain in effect as long as we continue to achieve a senior secured leverage ratio below 3.50x. There are no reductions to the applicable margin available for the Term B-2 Loan.

In addition to the maximum total secured leverage ratio, the Senior Secured Credit Facility and the indentures governing the 7.125% Senior Notes include, among other things, customary restrictions (subject to certain exceptions) on our ability to incur certain indebtedness or liens, make certain investments or declare or pay certain dividends. As of June 30, 2012, we are in compliance with all covenants under the Senior Secured Credit Facility.

To manage interest rate risk associated with our variable rate debt, we currently have eight interest rate swap contracts as of June 30, 2012 that qualify as derivatives under authoritative accounting guidance for derivative instruments and hedging activities. Our interest rate swaps do not qualify for hedge accounting treatment and, as a result, fair value adjustments are charged directly to interest expense in the Condensed Consolidated Statements of Comprehensive Income (Loss). Despite the fact that we have elected a mark-to-market approach as opposed to hedge accounting treatment, the contracts are used strictly as an economic hedge and not for speculative purposes.

As of June 30, 2012, certain of our interest rate derivatives contain credit-risk and collateral contingent features. Certain interest rate derivatives contain provisions under which downgrades in our credit rating could require us to increase our collateral. Certain interest rate derivatives also contain provisions under which we may be required to post additional collateral if LIBOR reaches certain levels. As of June 30, 2012, we have been required to post collateral of $1.9 million in cash and $23.0 million in letters of credit. Our collateral requirements are driven by changes in interest rates, and therefore we may be required to post additional collateral until the LIBOR curve reaches zero.

Assuming all collateral contingent features remain the same, a 1% increase or decrease in the LIBOR interest rate curve as of June 30, 2012 would correspondingly reduce our collateral requirement by approximately $19.5 million, in a combination of cash and letters of credit, or increase our collateral requirement by approximately $5.8 million, respectively.

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

Certain Relationships and Related Party Transactions

On August 7, 2007, the Sponsors entered into a services agreement with ATI, pursuant to which ATI paid the Sponsors an annual fee of approximately $3.0 million (shared equally by the Sponsors) for certain advisory, consulting and other services to be performed by the Sponsors, exclusive of the reimbursements for certain out-of-pocket expenses incurred in connection with the performance of such services, and additional reasonable compensation for other services provided by the Sponsors from time to time, including consulting and other services with respect to acquisitions and divestitures or sales of equity or debt instruments. In March 2012, we agreed with the Sponsors to terminate the services agreement. We agreed to make a termination payment of $16.0 million, representing the present value of payments over the remaining estimated term of the services agreement.

Senior Notes Held by Executive Officers

As of June 30, 2012, Lawrence E. Dewey, our President and Chief Executive Officer, David S. Graziosi, our Executive Vice President, Chief Financial Officer and Treasurer, and Robert M. Price, our Vice President, Human Resources, held approximately $100,000, $450,000, and $150,000 in aggregate principal amount of the 7.125% Senior Notes.

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

Interest Rate Risk

We are subject to interest rate market risk in connection with a portion of our long-term debt. Our principal interest rate exposure relates to outstanding amounts under the Senior Secured Credit Facility. The Senior Secured Credit Facility provides for variable rate borrowings of up to $2,964.6 million including $371.7 million under our revolving credit facility, net of $28.3 million of letters of credit. Assuming the Senior Secured Credit Facility is fully drawn, each one-eighth percentage point increase or decrease in the applicable interest rates would correspondingly change our interest expense on the Senior Secured Credit Facility by approximately $2.2 million per year. This includes the partial offset of the interest rate swaps described below. As of June 30, 2012, we had no outstanding borrowings against the revolving credit facility.

In order to mitigate our exposure to LIBOR on the Senior Secured Credit Facility, we have entered into certain interest rate swap agreements as follows:

	Counterparty	Effective Date	Notional Amount (in millions)	LIBOR Fixed Rate
Interest Rate Swap D	Fifth Third Bank	2009-2013	125.0	4.26%
Interest Rate Swap E	Barclays Capital	2010-2013	150.0	2.79%
Interest Rate Swap F	Barclays Capital	2010-2013	75.0	2.66%
Interest Rate Swap G	Barclays Capital	2010-2013	75.0	2.99%
Interest Rate Swap H	Barclays Capital	2011-2014	350.0	3.75%
Interest Rate Swap I	Deutsche Bank	2011-2014	350.0	3.77%
Interest Rate Swap J	UBS	2013-2014	125.0	2.96%
Interest Rate Swap K	UBS	2013-2014	125.0	3.05%

In certain circumstances, we and the counterparty are required to provide additional collateral under these swaps. We are exposed to increased interest expense if a counterparty defaults. Refer to NOTE F and NOTE G of our condensed consolidated financial statements included elsewhere in this report.

Exchange Rate Risk

While our net sales and costs are denominated primarily in U.S. Dollars, net sales, costs, assets and liabilities are generated in other currencies including Japanese Yen, Euro, Chinese Yuan Renminbi, Canadian Dollar, British Pound, Hungarian Forint, Brazilian Real and Indian Rupee. The expansion of our business outside North America may further increase the risk that cash flows resulting from these activities may be adversely affected by changes in currency exchange rates. As of June 30, 2012, we hold hedging contracts in Japanese Yen, which are intended to hedge either known or forecasted cash flow payments denominated in such currency. We do not hold financial instruments for trading or speculative purposes.

Assuming current levels of foreign currency transactions, a 10% increase or decrease in the Japanese Yen, Euro, Chinese Yuan Renminbi, Canadian Dollar and Indian Rupee would correspondingly change our earnings by an estimated $5 million per year. This includes the partial offset of our hedging contracts described above. All other exposure to foreign currencies is considered immaterial.

Commodity Price Risk

We are subject to changes in our cost of sales caused by movements in underlying commodity prices. Approximately two-thirds of our cost of sales consists of purchased components with significant raw material content. A substantial portion of the purchased parts are made of aluminum and steel. The cost of aluminum parts include an adjustment factor on future purchases for fluctuations in aluminum prices based on accepted industry indices. In addition, a substantial amount of steel-based contracts also include an index-based component. As our costs change, we are able to pass through a portion of the charges to certain of our customers according to our long-term supply agreements. We historically have not entered into long-term purchase contracts related to the purchase of aluminum and steel. We currently hold commodity swap contracts that are intended to hedge forecasted aluminum and steel purchases. Based on our forecasted demand for the remainder of 2012, as of June 30, 2012, the hedge contracts cover approximately 36% of our aluminum requirements and 9% of our steel requirements. Based on our forecasted demand for 2013, as of June 30, 2012, the hedge contracts cover approximately 23% of our aluminum requirements and 0% of our steel requirements. Based on our forecasted demand for 2014, as of June 30, 2012, the hedge contracts cover approximately 15% of our aluminum requirements and 0% of our steel requirements. We do not hold financial instruments for trading or speculative purposes.

Assuming current levels of commodity purchases, a 10% increase or decrease in aluminum and steel would correspondingly change our earnings by approximately $2 million and $5 million per year, respectively. This includes the partial offset of our hedging contracts described above.

Many of our recently renewed long-term customer supply agreements have incorporated a cost-sharing arrangement related to future commodity price fluctuations. Our hedging policy is that we only hedge for our exposure and do not hedge any portion of the customers’ exposure. For purposes of the sensitivity analysis above, the impact of these cost sharing arrangements have not been included.

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

Item 5.	Other Information

On June 22, 2012, the board of directors of ATI (“Board”) adopted the Allison Transmission, Inc. Deferred Compensation Plan. The following summary of the plan is qualified in its entirety by reference to the full text of the Deferred Compensation Plan, a copy of which is included as an exhibit to this Quarterly Report on Form 10-Q.

The Deferred Compensation Plan allows eligible key employees to defer between 5% and 50% of base salary and between 5% and 100% of cash performance bonuses in 1% increments. The plan administrator establishes notional accounts on behalf of plan participants to reflect deferrals, contributions, expenses and gains and losses attributable to investment options selected by participants from among the notional investment options determined by ATI’s investment committee.

ATI may, but is not required to, make matching and other contributions to participant accounts. The compensation committee of the Board is authorized to determine from time to time whether and to what extent ATI will make such contributions. ATI currently provides matching contributions equal to 100% of a participant’s elective deferrals, up to a maximum of 4% of eligible compensation.

Participants are immediately vested in all elective deferral contributions and earnings thereon. ATI contributions and related earnings vest once a participant has attained three years of credited service with ATI or if a participant is 100% vested in the Allison Transmission Salaried Employee Retirement Savings Plan. In addition, ATI contributions fully vest upon a participant’s death or disability or if ATI experiences a change in control.

Participant accounts will generally be distributed based upon distribution elections made by participants when they enroll in the plan and at certain other times set forth in the plan. ATI has reserved the right to amend or terminate the plan at any time, in whole or in part, subject to the terms of the plan.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Description

10.20	Incentive Plan of Allison Transmission Holdings, Inc. (filed herewith)

10.21	Deferred Compensation Plan of Allison Transmission, Inc. (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1

Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to U.S.C.

Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 31, 2012	ALLISON TRANSMISSION HOLDINGS, INC.

	By:	/s/ Lawrence E. Dewey
		Name:	Lawrence E. Dewey
		Title:	Chairman, President and Chief Executive Officer

Date: July 31, 2012	By:	/s/ David S. Graziosi
		Name:	David S. Graziosi
		Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Accounting Officer)