Form 10-Q
period 2012-09-30
Allison Transmission Holdings Inc
filed 2012-10-31
CIK 1411207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of October 22, 2012, there were 182,666,614 shares of Common Stock and 1,185 shares of Non-voting Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Unaudited Condensed Consolidated Financial Statements

Allison Transmission Holdings, Inc.

Condensed Consolidated Balance Sheets

(unaudited, dollars in millions, except share data)

	September 30, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$81.9	$314.0
Accounts receivable — net of allowance for doubtful accounts of $1.9 and $1.3, respectively	204.0	194.7
Inventories	187.0	155.9
Deferred income taxes, net	19.0	3.4
Other current assets	35.6	34.7

Total Current Assets	527.5	702.7
Property, plant and equipment, net	592.6	581.8
Intangible assets, net	1,753.6	1,866.1
Goodwill	1,941.0	1,941.0
Deferred income taxes, net	82.2	0.8
Other non-current assets	93.7	100.2

TOTAL ASSETS	$4,990.6	$5,192.6

LIABILITIES
Current Liabilities
Accounts payable	$176.2	$162.6
Product warranty liability	33.2	33.9
Current portion of long-term debt	16.5	31.0
Notes payable	—	2.6
Deferred revenue	20.7	19.9
Other current liabilities	166.3	199.9

Total Current Liabilities	412.9	449.9
Product warranty liability	73.3	81.5
Deferred revenue	43.1	40.8
Long-term debt	2,899.1	3,345.0
Deferred income taxes	0.0	214.2
Other non-current liabilities	238.0	239.5

TOTAL LIABILITIES	3,666.4	4,370.9
Commitments and contingencies (see NOTE M)

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 1,880,000,000 shares authorized, 182,320,110 issued and 182,296,410 outstanding	1.8	1.8
Non-voting common stock, $0.01 par value, 20,000,000 shares authorized, 1,185 issued and outstanding	0.0	0.0
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Treasury stock	(0.2)	(0.2)
Paid in capital	1,577.0	1,560.8
Accumulated deficit	(202.5)	(683.7)
Accumulated other comprehensive loss, net of tax	(51.9)	(57.0)

TOTAL STOCKHOLDERS’ EQUITY	1,324.2	821.7

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$4,990.6	$5,192.6

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited, dollars in millions, except share data)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net sales	$493.5	$574.0	$1,654.8	$1,646.7
Cost of sales	269.1	316.4	894.7	914.7

Gross profit	224.4	257.6	760.1	732.0
Selling, general and administrative expenses	96.7	101.6	307.0	299.1
Engineering — research and development	35.9	31.9	87.0	90.4

Operating income	91.8	124.1	366.1	342.5
Interest income	0.1	0.2	0.7	0.6
Interest expense	(40.9)	(63.5)	(116.3)	(184.5)
Premiums and expenses on tender offer for long-term debt	—	—	—	(56.9)
Other expense, net	(1.8)	(3.7)	(55.4)	(0.9)

Income before income taxes	49.2	57.1	195.1	100.8
Income tax (expense) benefit	(17.0)	(18.3)	307.9	(42.3)

Net income	$32.2	$38.8	$503.0	$58.5

Basic earnings per share attributable to common stockholders	$0.18	$0.21	$2.77	$0.32

Diluted earnings per share attributable to common stockholders	$0.17	$0.21	$2.70	$0.32

Dividends declared per common share	$0.06	$—	$0.12	$—

Comprehensive income	$38.6	$28.2	$508.0	$61.4

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited, dollars in millions)

	Nine months ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$503.0	$58.5
Add (deduct) items included in net income not using (providing) cash:
Deferred income taxes	(311.8)	33.9
Amortization of intangible assets	112.5	114.0
Depreciation of property, plant and equipment	76.0	77.0
Loss on repurchases and redemptions of long-term debt	21.6	11.3
Unrealized (gain) loss on derivatives	(17.3)	27.7
Impairment loss on investments in technology-related initiatives	14.4	—
Amortization of deferred financing costs	11.3	9.4
Stock-based compensation	4.5	6.4
Loss on re-measurement of employee benefit plan	2.3	—
Excess tax benefit from stock based compensation	(1.7)	—
Premiums and expenses on tender offer for long-term debt	—	56.9
Other	0.9	(1.4)
Changes in assets and liabilities:
Accounts receivable	(10.3)	(52.3)
Inventories	(31.6)	(18.7)
Accounts payable	13.6	70.5
Other assets and liabilities	(2.0)	4.1

Net cash provided by operating activities	385.4	397.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of long-lived assets	(93.9)	(55.3)
Investments in technology-related initiatives	(14.4)	—
Collateral (increase) decrease for interest rate derivatives	(0.7)	37.5
Proceeds from disposal of assets	0.5	2.3

Net cash used for investing activities	(108.5)	(15.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt	—	500.0
Repurchases and redemptions of long-term debt	(326.9)	(691.5)
Debt issuance costs	—	(15.0)
Debt financing fees	(18.4)	—
Payments on long-term debt	(150.5)	(82.8)
Dividend payments	(21.8)	—
Issuance of common stock	10.1	—
Payments on notes payable	(2.5)	—
Excess tax benefit from stock based compensation	1.7	—

Net cash used for financing activities	(508.3)	(289.3)
Effect of exchange rate changes on cash	(0.7)	9.1

Net (decrease) increase in cash and cash equivalents	(232.1)	101.6
Cash and cash equivalents at beginning of period	314.0	252.2

Cash and cash equivalents at end of period	$81.9	$353.8

Supplemental disclosures:
Interest paid	$120.6	$140.6
Income taxes paid	$9.0	$5.1

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

Recent Developments

In August 2012, Allison Transmission, Inc. (“ATI”), a wholly-owned subsidiary of the Company, entered into an amendment under its Senior Secured Credit Facility (as defined under Note F) to extend the maturity of $850.0 million of term loan debt from August 7, 2014 to August 23, 2019 and to increase the applicable margin over the London Interbank Offered Rate (“LIBOR”) (but not less than 1.00%) for such extended term loan to either 3.00% or 3.25% subject to the Company’s total leverage ratio. The amendment was treated as an extinguishment of debt under accounting principles generally accepted in the United States of America (“GAAP”), and thus the Company expensed $4.5 million of previously deferred financing fees and recorded $16.1 million of new deferred financing fees in the condensed consolidated financial statements.

In July 2012, the Company entered into a license and exclusivity agreement related to certain continuously variable planetary transmission technology of Fallbrook Technologies, Inc. (“Fallbrook”). Under the terms of the agreement, the Company purchased an exclusive, transferable license to certain patents and copyrighted materials to make, use, have made for it, sell or otherwise distribute and import licensed products in off-highway and on-highway commercial vehicles along with military vehicles and certain stationary equipment. In addition in July 2012, the Company purchased a non-controlling equity stake in Fallbrook.

Also in July 2012, the Company closed its purchase of a non-controlling equity stake in Odyne Systems LLC, a manufacturer of advanced hybrid control systems, to expand its position in transmission technologies.

NOTE B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2012 and 2011 have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all information and footnotes required by GAAP for complete financial statements. The information herein reflects all normal recurring material adjustments, which are, in the opinion of management, necessary for the fair presentation of the results for the periods presented. The condensed consolidated financial statements herein consist of all wholly-owned domestic and foreign subsidiaries with all intercompany transactions eliminated.

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

The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2011 included in the Company’s Registration Statement on Form S-1/A. The interim period financial results for the three and nine month periods presented are not necessarily indicative of results to be expected for any other interim period or for the entire year.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Significant estimates include, but are not limited to, allowance for doubtful accounts, sales allowances, government price adjustments, fair market values and future cash flows associated with goodwill, indefinite-life intangibles, long-lived asset impairment tests, useful lives for depreciation and amortization, warranty liability, determination of discount rate and other assumptions for pension and other postretirement benefit expense, income taxes, lease classification, derivative valuation, and contingencies. The Company’s accounting policies involve the application of judgments and assumptions made by management that include inherent risks and uncertainties. Actual results could differ materially from these estimates. Changes in estimates are recorded in results of operations in the period that the events or circumstances giving rise to such changes occur.

Recently Issued Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued authoritative accounting guidance on testing indefinite-lived intangibles for impairment. The guidance gives an entity the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If an entity concludes that it is more likely than not that the indefinite-lived intangible asset is impaired, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. However, if an entity concludes otherwise, then the entity is not required to take further action. The guidance is effective for interim and annual impairment tests performed for fiscal years beginning after September 15, 2012 with early adoption permitted. The Company is considering early adoption of this guidance in conjunction with the fiscal year 2012 annual indefinite-lived intangible impairment test. This guidance only changes the methodology of testing for impairment and will not affect the outcome of such testing. Therefore, the adoption of this guidance is not expected to have a material effect on our consolidated financial statements.

In December 2011, the FASB issued authoritative accounting guidance on enhancing disclosures to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. The guidance requires improved information and disclosures about gross and net amounts of recognized assets and liabilities of financial and derivative instruments that are offset in an entity’s statement of financial position. The guidance is to be applied retrospectively for interim and annual reporting periods beginning on or after January 1, 2013. The adoption of this guidance is not expected to have a material effect on our condensed consolidated financial statements.

In September 2011, the FASB issued authoritative accounting guidance on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating fair value (i.e., Step 1 of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that fair value is more likely than not less than carrying value, the two-step impairment test would be required. The guidance does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. In addition, it does not amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant; however, it does revise the examples of events and circumstances that an entity should consider. The guidance became effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption was permitted; however, the Company did not early adopt this guidance and continued to perform Step 1 of the goodwill impairment analysis for fiscal year 2011. The adoption of this guidance will occur in conjunction with the fiscal year 2012 annual goodwill impairment test. This guidance only changes the methodology of testing for impairment and will not affect the outcome of such testing. Therefore, the adoption of this guidance is not expected to have a material effect on our consolidated financial statements.

In June 2011, the FASB issued authoritative accounting guidance on improving comparability, consistency, and transparency of items reported in other comprehensive income. The guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires either a single continuous statement of comprehensive income or in two separate but consecutive statements. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. In December 2011, the FASB issued additional authoritative accounting guidance indefinitely deferring the requirement to present reclassifications of items out of accumulated other comprehensive income. The accounting guidance also establishes a common approach with International Financial Reporting Standards (“IFRS”). The guidance is to be applied retrospectively for interim and annual reporting periods beginning after December 15, 2011 for public entities. The adoption of this guidance did not have a material effect on our condensed consolidated financial statements, but required a change in the presentation of comprehensive income from the notes of our condensed consolidated financial statements to the face of our Condensed Consolidated Statements of Comprehensive Income.

In May 2011, the FASB issued authoritative accounting guidance that amended wording used to describe many of the requirements in measuring fair value and disclosing information about fair value measurements. The changes are not intended to change the application of the requirements of fair value measurement, but to clarify the application and disclosure of information. The amendments to the accounting guidance also establish a common approach with IFRS. The guidance is to be applied prospectively for interim and annual reporting periods beginning after December 15, 2011. The adoption of this guidance did not have a material effect on our condensed consolidated financial statements.

NOTE C. INVENTORIES

Inventories consisted of the following components (dollars in millions):

	September 30, 2012	December 31, 2011
Purchased parts and raw materials	$84.1	$71.3
Work in progress	7.6	7.6
Service parts	48.1	43.6
Finished goods	47.2	33.4

Total inventories	$187.0	$155.9

Inventory components shipped to third parties, primarily cores, parts to re-manufacturers, and parts to contract manufacturers, which the Company has an obligation to buy back, are included in purchased parts and raw materials, with an offsetting liability in Other current liabilities.

NOTE D. GOODWILL AND OTHER INTANGIBLE ASSETS

The following presents a summary of goodwill and other intangible assets (dollars in millions):

	Expected useful life (years)	September 30, 2012	December 31, 2011
Goodwill	Indefinite	$1,941.0	$1,941.0

Other intangible assets:
Trade name	Indefinite	$870.0	$870.0
Customer relationships — military	18.5	62.3	62.3
Customer relationships — commercial	16.5	831.8	831.8
Proprietary technology	12.5	476.3	476.3
Non-compete agreement	10.0	17.3	17.3
Patented technology — military	8.5	28.2	28.2
Tooling rights	6.0	4.5	4.5
Patented technology — commercial	5.5	260.6	260.6

Other intangible assets — gross		2,551.0	2,551.0
Less: accumulated amortization		(797.4)	(684.9)

Other intangible assets — net		$1,753.6	$1,866.1

As of September 30, 2012 and December 31, 2011, the net carrying value of our Goodwill and other intangible assets was $3,694.6 million and $3,807.1 million, respectively.

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

Level 3 — Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At each balance sheet date, the Company performs an analysis of all instruments subject to authoritative accounting guidance and includes, in Level 3, all of those whose fair value is based on significant unobservable inputs. As of September 30, 2012 and December 31, 2011, the Company did not have any Level 3 financial assets or liabilities.

The Company’s assets and liabilities that are measured at fair value include cash equivalents, available-for-sale securities, derivative instruments, assets held in a rabbi trust and a deferred compensation obligation. The Company’s cash equivalents consist of short-term U.S. Government backed securities. The Company’s available-for-sale securities consist of ordinary shares of Torotrak plc (“Torotrak”) associated with a license and exclusivity agreement with Torotrak. Torotrak’s listed shares are traded on the London Stock Exchange under the ticker symbol “TRK.” The Company’s derivative instruments consist of interest rate swaps, foreign currency forward contracts and commodity swaps. The Company’s assets held in the rabbi trust consist primarily of publicly available mutual funds and target date retirement funds. The Company’s deferred compensation obligation is directly related to the fair value of assets held in the rabbi trust.

The Company’s valuation techniques used to fair value cash equivalents, available-for-sale securities, assets held in the rabbi trust and the deferred compensation obligation represent a market approach in active markets for identical assets that qualifies as Level 1 in the fair value hierarchy. The Company’s valuation techniques used to calculate the fair value of derivative instruments represent a market approach with observable inputs that qualify as Level 2 in the fair value hierarchy.

The foreign currency contracts consist of forward rate contracts which are intended to hedge exposure of transactions denominated in certain currencies and reduce the impact of currency price volatility on the Company’s financial results. The commodity contracts consist of forward rate contracts which are intended to hedge exposure of transactions involving purchases of component parts containing aluminum and steel and natural gas to power our facilities, reducing the impact of commodity price volatility on the Company’s financial results.

For its foreign currency derivatives, the Company uses independent valuations which use the current spot market data adjusted for the time value of money. The foreign currency hedges are accounted for within the authoritative accounting guidance set forth on accounting for derivative instruments and hedging activities and have been recorded at fair value based upon quoted market rates. The Company generally does not elect to apply hedge accounting under the authoritative accounting guidance and records the unrealized fair value adjustments and realized gains and losses associated with these contracts in Other expense, net in the Condensed Consolidated Statements of Comprehensive Income during the period of change.

For its commodity derivatives, the Company uses independent valuations which use current quoted market rates adjusted for the time value of money. The fair values are included in Other current and non-current assets and liabilities in the Condensed Consolidated Balance Sheets. The Company has not qualified for hedge accounting treatment for these commodity contracts, and as a result, unrealized fair value adjustments and realized gains and losses are recorded in Other expense, net in the Condensed Consolidated Statements of Comprehensive Income.

For its interest rate derivatives, the Company uses independent valuations which approximate the current economic value of the swaps using prices and rates at the average of the estimated bid and offer for the respective underlying assets. The floating-to-fixed interest rate swaps are based on the LIBOR which is observable at commonly quoted intervals. The fair values are included in other current and non-current liabilities in the Condensed Consolidated Balance Sheets. The Company has not qualified for hedge accounting treatment for the interest rate swaps and, as a result, fair value adjustments are charged directly to Interest expense in the Condensed Consolidated Statements of Comprehensive Income.

The following table summarizes the fair value of our financial assets and (liabilities) as of September 30, 2012 and December 31, 2011 (dollars in millions):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		TOTAL
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Cash equivalents	$5.0	$125.9	$—	$—	$5.0	$125.9
Available-for-sale securities	8.4	8.1	—	—	8.4	8.1
Rabbi trust assets	0.1	—	—	—	0.1	—
Deferred compensation obligation	(0.1)	—	—	—	(0.1)	—
Derivative assets	—	—	0.4	0.0	0.4	0.0
Derivative liabilities	—	—	(62.0)	(78.9)	(62.0)	(78.9)

Total	$13.4	$134.0	$(61.6)	$(78.9)	$(48.2)	$55.1

NOTE F. DEBT

Long-term debt and maturities are as follows (dollars in millions):

	September 30, 2012	December 31, 2011
Long-term debt:
Senior Secured Credit Facility Term B-1 Loan, variable, due 2014	$801.3	$2,594.9
Senior Secured Credit Facility Term B-2 Loan, variable, due 2017	795.1	—
Senior Secured Credit Facility Term B-3 Loan, variable, due 2019	847.9	—
Senior Cash Pay Notes, fixed 7.125%, due 2019	471.3	471.3
Senior Cash Pay Notes, fixed 11.0%, due 2015	—	309.8

Total long-term debt	2,915.6	3,376.0
Less: current maturities of long-term debt	16.5	31.0

Total long-term debt less current portion	$2,899.1	$3,345.0

As of September 30, 2012, the Company had $801.3 million of indebtedness associated with ATI’s Senior Secured Credit Facility Term B-1 Loan due 2014 (“Term B-1 Loan”), $795.1 million of indebtedness associated with ATI’s Senior Secured Credit Facility Term B-2 Loan due 2017 (“Term B-2 Loan”) and $847.9 million of indebtedness associated with ATI’s Senior Secured Credit Facility Term B-3 Loan due 2019 (“Term B-3 Loan”), (together the Term B-1 Loan, Term B-2 Loan, Term B-3 Loan and revolving credit facility defined as the “Senior Secured Credit Facility”). The Company also had indebtedness of $471.3 million of ATI’s 7.125% senior cash pay notes due May 2019 (“7.125% Senior Notes”).

The fair value of the Company’s long-term debt obligations as of September 30, 2012 was $2,954.1 million. The fair value is based on quoted Level 1 market yields as of September 30, 2012. It is not expected that the Company would be able to repurchase a significant amount of its debt at these levels. The difference between the fair value and carrying value of the long-term debt is driven primarily by trends in the financial markets.

Senior Secured Credit Facility

In 2007, ATI entered into a Senior Secured Credit Facility having a term loan in the amount of $3,100.0 million with a maturity date of August 2014. In March 2012, ATI entered into an amendment with the term loan lenders under its Senior Secured Credit Facility to extend the maturity of $801.1 million in principal amount of term loan debt from August 7, 2014 to August 7, 2017 and to increase the applicable margin over the LIBOR for such extended term loan to 3.50%. As a result of the debt modification, the Company recorded an additional $2.3 million as deferred financing fees in the Condensed Consolidated Balance Sheets and extended the amortization period of $5.1 million of deferred financing fees from 2014 to 2017. In August 2012, ATI entered into an amendment with the term loan lenders under its Senior Secured Credit Facility to extend the maturity of $850.0 million of term loan debt from August 7, 2014 to August 23, 2019 and to increase the applicable margin over the LIBOR (but not less than 1%) for such extended term loan to either 3.00% or 3.25%, subject to the Company’s total leverage ratio. The amendment was treated as an extinguishment of debt under GAAP, and thus the Company expensed $4.5 million of deferred financing fees and recorded $16.1 million of new deferred financing fees in the condensed consolidated financial statements.

The Senior Secured Credit Facility is collateralized by a lien on substantially all assets of the Company. Interest on the Term B-1 Loan is variable and currently equal to the LIBOR plus 2.75% based on the Company’s total senior secured leverage ratio; interest on the Term B-2 Loan is variable and currently equal to the LIBOR plus 3.50%; and interest on the Term B-3 Loan is variable and currently equal to the LIBOR (but not less than 1.00%) plus 3.25% based on the Company’s total leverage ratio. As of September 30, 2012, these rates were approximately 2.72%, 3.72% and 4.25% on the Term B-1 Loan, Term B-2 Loan and Term B-3 Loan, respectively, and the weighted average rate on the Senior Secured Credit Facility was approximately 3.58%. The Senior Secured Credit Facility requires minimum quarterly principal payments of $7.75 million on the term loans, which commenced December 2007, as well as prepayments from certain net cash proceeds of non-ordinary course asset sales and casualty and condemnation events and from a percentage of excess cash flow, if applicable. As of September 30, 2012, there had been no payments required for certain net cash proceeds of non-ordinary course asset sales and casualty and condemnation events. Due to voluntary prepayments, the Company has fulfilled all Term B-1 Loan required quarterly payments through its maturity date of 2014. The minimum required quarterly principal payments on the Term B-2 Loan and Term B-3 Loan are $2.0 million and $2.1 million, respectively, and remain through the maturity dates of 2017 and 2019, respectively. The remaining principal balance on each loan is due upon maturity.

In accordance with the Senior Secured Credit Facility, net cash proceeds of non-ordinary course asset sales and casualty and condemnation events will only be required to prepay the term loan if the Company does not reinvest or commit to reinvest such net cash proceeds in assets to be used in its business or to make certain other permitted investments within 15 months of the related transactions or events, subject to certain limitations. The Company must apply 50% of its annual excess cash flow (as defined in the Senior Secured Credit Facility) to the prepayment of the Senior Secured Credit Facility, however this percentage reduces to certain levels and eventually to zero upon achievement of certain total senior secured leverage ratios. For the year ended December 31, 2011, the excess cash flow percentage was 0%, and as a result, the Company was not required to make an excess cash flow payment.

The Senior Secured Credit Facility also provides for $400.0 million in revolving credit borrowings, net of an allowance for up to $50.0 million in outstanding letter of credit commitments. During the third quarter of 2012, the Company borrowed $7.5 million on its revolving credit facility as part of its debt management plans and subsequently repaid the amounts within the third quarter. As of September 30, 2012, the Company had $371.7 million available under the revolving credit facility, net of $28.3 million in letters of credit. Revolving credit borrowings bear interest at a variable base rate plus an applicable margin based on the Company’s total senior secured leverage ratio. As of September 30, 2012, this rate would have been between approximately 2.97% and 5.00%. In addition, there is an annual commitment fee, based on the Company’s total senior secured leverage ratio, which is currently equal to 0.375% of the average unused revolving credit borrowings available under the Senior Secured Credit Facility. Revolving credit borrowings are payable at the option of the Company throughout the term of the Senior Secured Credit Facility, with the balance due in August 2016, or August 2014 as long as the Term B-1 Loan is outstanding.

In November 2008, ATI entered into an amendment to its Senior Secured Credit Facility that permits it to make discounted voluntary prepayments of its term loan in an aggregated amount not to exceed $750.0 million pursuant to a modified Dutch auction. As part of the May 2011 amendment to the Senior Secured Credit Facility, the amount available for discounted voluntary prepayments of the term loan pursuant to a modified Dutch auction was reset to $750.0 million. This provision is available to the Company for so long as the term loans are outstanding. For the three and nine months ended September 30, 2012 and 2011, the Company did not repurchase any of its term loans under this amendment.

In May 2011, ATI effectively amended some of its terms under the revolving credit facility including extending the term from August 2013 to August 2016, or August 2014 as long as the Term B-1 Loan is outstanding, and increasing the borrowing capacity from $317.5 million to $400.0 million. As a result, the Company recorded an additional $4.2 million as deferred financing fees in the Condensed Consolidated Balance Sheets and $0.9 million as deferred financing fees expensed in the Condensed Consolidated Statements of Comprehensive Income. All deferred financing fees associated with the revolving credit facility will be amortized to Interest expense on a straight-line basis over the term of the revolving credit facility.

In addition, the Company made principal payments of $150.5 million and $82.8 million on the Senior Secured Credit Facility for the nine months ended September 30, 2012 and 2011, respectively. The principal payments made on the Senior Secured Credit Facility for the nine months ended September 30, 2012 and 2011 resulted in losses of $0.8 million and $0.6 million, respectively, associated with the write off of related deferred debt issuance costs.

The Senior Secured Credit Facility requires the Company to maintain a specified maximum total senior secured leverage ratio. As of September 30, 2012, the Company was in compliance with the maximum total senior secured leverage ratio achieving a 3.24x ratio versus a 5.50x requirement threshold. Within the terms of the Senior Secured Credit Facility, a senior secured leverage ratio below 3.50x results in elimination of excess cash flow payments on the term loan for the applicable year. This reduction remains in effect as long as the Company continues to achieve a senior secured leverage ratio below 3.50x.

In addition, the Senior Secured Credit Facility, among other things, includes customary restrictions (subject to certain exceptions) on the Company’s ability to incur certain indebtedness, grant certain liens, make certain investments or declare or pay certain dividends. As of September 30, 2012, the Company is in compliance with all covenants under the Senior Secured Credit Facility.

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

Notes Payable

As of September 30, 2012 the Company had no short-term notes payable. As of December 31, 2011, the Company had Japanese Yen denominated unsecured short-term notes of 200 million Yen (approximately $2.6 million) with a weighted average interest rate of 1.24%.

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

Interest Rate

The maturities of the interest rate swaps outstanding as of September 30, 2012 and December 31, 2011 do not correspond with the maturity of the term loans, but the interest rate swaps are similar to the term loans in all other respects. The Company has not qualified for hedge accounting treatment for these derivatives, and as a result, fair value adjustments are charged directly to Interest expense in the Condensed Consolidated Statements of Comprehensive Income. A summary of the Company’s interest rate derivatives as of September 30, 2012 and December 31, 2011 follows (dollars in millions):

	September 30, 2012		December 31, 2011
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest Rate Swap D, due 2013	$125.0	$(4.1)	$125.0	$(7.3)
Interest Rate Swap E, due 2013	150.0	(3.2)	150.0	(5.2)
Interest Rate Swap F, due 2013	75.0	(1.5)	75.0	(2.4)
Interest Rate Swap G, due 2013	75.0	(1.8)	75.0	(2.8)
Interest Rate Swap H, due 2014	350.0	(22.1)	350.0	(27.3)
Interest Rate Swap I, due 2014	350.0	(22.1)	350.0	(27.5)
Interest Rate Swap J, due 2014	125.0	(3.3)	125.0	(2.6)
Interest Rate Swap K, due 2014	125.0	(3.4)	125.0	(2.7)

	$1,375.0	$(61.5)	$1,375.0	$(77.8)

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

As of September 30, 2012 and December 31, 2011, the Company had recorded collateral of $2.7 million and $2.0 million, respectively, in Other current assets in the Condensed Consolidated Balance Sheets, as the balances are subject to frequent change.

Currency Exchange

The Company’s business is subject to foreign exchange rate risk. As a result, the Company enters into various forward rate contracts that qualify as derivatives under the authoritative accounting guidance to manage certain of these exposures. Forward contracts are used to hedge forecasted transactions and known exposure of payables denominated in a foreign currency. The Company generally does not elect to apply hedge accounting under the authoritative accounting guidance and records the unrealized fair value adjustments and realized gains and losses associated with these contracts in Other expense, net in the Condensed Consolidated Statements of Comprehensive Income during the period of change.

The following table summarizes the outstanding foreign currency forward contracts as of September 30, 2012 and December 31, 2011 (amounts in millions):

	September 30, 2012		December 31, 2011
	Notional Amount	Fair Value	Notional Amount		Fair Value
Indian Rupee (INR)	N/A	—		81.0	$(0.1)
British Pound (GBP)	N/A	—		£2.0	(0.0)
Canadian Dollar (CAD)	N/A	—	C$	0.3	0.0

		$—			$(0.1)

Commodity

As a result of the Company’s commodity price risk, primarily with component suppliers, it has chosen to manage steel, aluminum and natural gas exposure by entering into commodity swap contracts that qualify as derivatives under authoritative accounting guidance. The Company has not qualified for hedge accounting treatment for these commodity contracts and, as a result, unrealized fair value adjustments and realized gains and losses will be charged directly to Other expense, net in the Condensed Consolidated Statements of Comprehensive Income.

The following table summarizes the outstanding commodity swaps as of September 30, 2012 and December 31, 2011 (dollars in millions):

	September 30, 2012			December 31, 2011
	Notional Amount	Quantity	Fair Value	Notional Amount	Quantity	Fair Value
Aluminum	$19.8	9,125 metric tons	$0.0	$17.0	7,725 metric tons	$(1.0)
Steel	$0.7	1,420 metric tons	(0.2)	$0.5	900 metric tons	(0.0)
Natural Gas	$0.4	130,000 MMBtu	0.1	$0.3	80,000 MMBtu	(0.0)

			$(0.1)			$(1.0)

The following tabular disclosures further describe the Company’s derivative instruments and their impact on the financial condition of the Company (dollars in millions):

	September 30, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Foreign currency contracts	N/A	$—	Other non- current liabilities	$(0.1)
Commodity contracts	Other current and non-current assets	0.4	Other current and non-current liabilities	(1.0)
	Other current and non-current liabilities	(0.5)
Interest rate contracts	Other current and non-current liabilities	(61.5)	Other current and non-current liabilities	(77.8)

Total derivatives not designated as hedging instruments		$(61.6)		$(78.9)

The fair values of the derivatives are recorded between Other current and non-current assets and Other current and non-current liabilities as appropriate in the Condensed Consolidated Balance Sheets. As of September 30, 2012, there were no foreign currency contracts outstanding. The amounts recorded to Other current and non-current assets and Other current and non-current liabilities for commodity contracts were $0.1 million, $0.3 million, ($0.5) million and ($0.0) million, respectively. The amounts recorded to Other current and non-current liabilities for interest rate contracts were ($34.4) million and ($27.1) million, respectively.

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

The following tabular disclosures further describe the Company’s derivative instruments and their impact on the results of operations of the Company (dollars in millions):

	Three months ended September 30, 2012		Three months ended September 30, 2011
	Location of gain recognized on derivatives	Amount of gain recognized on derivatives	Location of loss recognized on derivatives	Amount of loss recognized on derivatives
Derivatives not designated as hedging instruments
Foreign currency contracts	Other expense, net	$0.0	Other expense, net	$(0.2)
Commodity contracts	Other expense, net	1.5	Other expense, net	(2.5)
Interest rate contracts	Interest expense	5.0	Interest expense	(12.5)

Total gain (loss) recognized on derivatives not designated as hedging instruments		$6.5		$(15.2)

	Nine months ended September 30, 2012		Nine months ended September 30, 2011
	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives
Derivatives not designated as hedging instruments
Foreign currency contracts	Other expense, net	$0.3	Other expense, net	$1.0
Commodity contracts	Other expense, net	(0.0)	Other expense, net	(1.7)
Interest rate contracts	Interest expense	16.3	Interest expense	(22.6)

Total gain (loss) recognized on derivatives not designated as hedging instruments		$16.6		$(23.3)

NOTE H. PRODUCT WARRANTY LIABILITIES

Product warranty liability activities consist of the following (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Beginning balance	$111.1	$120.8	$115.4	$128.5
Payments	(12.4)	(8.7)	(34.6)	(25.9)
Increase in liability (warranty issued during period)	5.6	7.0	20.1	20.3
Net adjustment to liability	2.0	(4.5)	5.0	(8.8)
Accretion (for predecessor liabilities)	0.2	0.2	0.6	0.7

Ending balance	$106.5	$114.8	$106.5	$114.8

As of September 30, 2012, the current and non-current liabilities were $33.2 million and $73.3 million, respectively. As of September 30, 2011, the current and non-current liabilities were $30.5 million and $84.3 million, respectively. During the second quarter of 2012, the Company completed an analysis of its Dual Power Inverter Module (“DPIM”) extended coverage program and determined, based on favorable claim rates, that the product warranty liability should be reduced by $7.9 million. This resulted in a $7.3 million reduction in the General Motors (“GM”) DPIM receivable and a $0.6 million favorable adjustment to the Condensed Consolidated Statements of Comprehensive Income. As part of the analysis, it was also determined that design issues related to the early introduction of the replacement DPIM unit resulted in a $10.0 million increase to the product warranty liability. As the replacement DPIM unit is the responsibility of the Company and not covered by the Asset Purchase Agreement (as defined in our Registration Statement on Form S-1/A), the Company recorded a $10.0 million charge to the Condensed Consolidated Statements of Comprehensive Income.

Deferred revenue for extended transmission coverage activity (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Beginning balance	$63.6	$59.2	$60.7	$56.2
Increases	5.2	3.9	18.0	13.6
Revenue earned	(5.0)	(3.9)	(14.9)	(10.6)

Ending balance	$63.8	$59.2	$63.8	$59.2

As of September 30, 2012, the current and non-current liabilities were $20.7 million and $43.1 million, respectively. As of September 30, 2011, the current and non-current liabilities were $18.9 million and $40.3 million, respectively.

NOTE I. OTHER EXPENSE, NET

Other expense, net consists of the following (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Loss on repurchases of long-term debt (see NOTE F)	$(0.5)	$(3.0)	$(21.6)	$(11.3)
Termination of Sponsor services agreement (see NOTE N)	—	—	(16.0)	—
Impairment loss on investments in technology-related initiatives	(6.4)	—	(14.4)	—
Grant Program income	2.3	5.0	6.4	11.8
Initial public offering fees and expenses	0.0	—	(6.1)	—
Loss on re-measurement of employee benefit plans (see NOTE K)	—	—	(2.3)	—
Gain (loss) on foreign exchange	1.6	(2.7)	(1.4)	(5.0)
Unrealized gain (loss) on derivative contracts (see NOTE G)	2.1	(4.1)	1.1	(5.1)
Realized (loss) gain on derivative contracts (see NOTE G)	(0.6)	1.5	(0.8)	4.5
Vendor settlement	—	(0.2)	—	3.7
Gain on sale of land	—	—	—	0.7
Other	(0.3)	(0.2)	(0.3)	(0.2)

Total	$(1.8)	$(3.7)	$(55.4)	$(0.9)

As discussed under Note A - Overview under “Recent Developments”, during 2012, the Company entered into co-development agreements with various companies to expand our position in transmission technologies. Due to various uncertainties surrounding these investments including, but not limited to, the startup nature of the underlying businesses, their continued negative cash flows, undercapitalization and unproven business plans, the Company has impaired these investments to zero as of September 30, 2012. The related charge of $6.4 million and $14.4 million was recorded in Other expense, net in the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012, respectively.

In March 2012, the Company priced its initial public offering of common stock. All of the shares of common stock offered were sold by existing stockholders with the Company receiving no proceeds from the sale. As a result, approximately $6.1 million of fees and expenses related to the initial public offering have been recorded to Other expense, net in the Condensed Consolidated Statements of Comprehensive Income.

In 2009, the Company was notified by the U.S. Department of Energy that it was selected to receive matching funds up to $62.8 million from a grant program funded by the American Recovery and Reinvestment Act for the development of hybrid manufacturing capacity in the U.S. (the “Grant Program”). All applicable expenses associated with the Grant Program have been charged to Engineering — research and development while the government’s matching reimbursement is recorded to Other expense, net in the Condensed Consolidated Statements of Comprehensive Income. Since inception of the Grant Program, the Company has recorded $35.8 million of Grant Program income to Other expense, net in the Condensed Consolidated Statements of Comprehensive Income. All matching funds under the Grant Program are expected to be received by the end of 2013.

For the three months ended September 30, 2012 and 2011, the Company recorded $0.4 million and $2.0 million, respectively, as a reduction of the basis of capital assets purchased under the Grant Program. For the nine months ended September 30, 2012 and 2011, the Company recorded $2.6 million and $3.0 million, respectively, as a reduction of the basis of capital assets purchased under the Grant Program. Since inception of the Grant Program, the Company has placed approximately $7.3 million of assets in service under the Grant Program, resulting in related depreciation for the three months ended September 30, 2012 and 2011 of $0.2 million and $0.0 million, respectively, and for the nine months ended September 30, 2012 and 2011 of $0.5 million and $0.1 million, respectively.

NOTE J. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following (dollars in millions):

	As of September 30, 2012	As of December 31, 2011
Payroll and related costs	$39.9	$49.9
Accrued derivative payable	34.4	31.9
Sales allowances	27.7	32.3
Accrued interest payable	19.3	19.1
Vendor buyback obligation	16.6	15.4
Taxes payable	7.5	17.1
Military price reduction reserve	7.3	17.6
Research and development payable	—	5.0
Other accruals	13.6	11.6

Total	$166.3	$199.9

NOTE K. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit expense consist of the following (dollars in millions):

	Pension Plans		Post-retirement Benefits
	Three months ended September 30,		Three months ended September 30,
	2012	2011	2012	2011
Net periodic benefit expense:
Service cost	$3.5	$3.6	$1.0	$1.0
Interest cost	0.9	1.0	1.8	1.7
Expected return on assets	(1.4)	(1.0)	—	—
Prior service cost	0.0	0.0	—	—
Loss	0.3	0.2	—	—

Net periodic benefit expense	$3.3	$3.8	$2.8	$2.7

	Pension Plans		Post-retirement Benefits
	Nine months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net periodic benefit expense:
Service cost	$11.7	$11.0	$2.9	$2.8
Interest cost	3.2	3.0	5.4	5.3
Expected return on assets	(4.5)	(3.2)	—	—
Prior service cost	0.0	0.2	—	—
Loss	1.0	0.6	—	—
Settlement loss	2.3	—	—	—

Net periodic benefit expense	$13.7	$11.6	$8.3	$8.1

During the second quarter of 2012, the Company completed the transfer of its pension obligation for certain qualified hourly employees from the Company’s hourly defined benefit pension plan to GM’s pension plan as part of the Asset Purchase Agreement. The transfer required a re-measurement of the hourly defined benefit pension plan resulting in a one-time non-cash settlement charge of $2.3 million recorded in Other expense, net in the Condensed Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2012 and a $4.2 million reduction to the Company’s pension liability with corresponding adjustments to Accumulated other comprehensive loss, net of tax.

The Company’s pension benefit costs were calculated using various actuarial assumptions and methodologies as prescribed by GAAP. These assumptions include discount rates, expected return on defined benefit pension plan assets, inflation, rate of compensation increases, mortality rates and other factors. All calculations for September 30, 2012 were made using the same assumptions used for December 31, 2011 financial reporting with the exception of the discount rate for the hourly pension plan, which changed from 4.6% to 4.1% due to the second quarter 2012 re-measurement. The Company’s discount rate was determined by matching the plans projected cash flows to a yield curve based on long-term, fixed income debt instruments available as of the re-measurement date of June 30, 2012.

NOTE L. INCOME TAXES

The effective tax rate for the three and nine months ended September 30, 2012 was (34.6%) and 157.8%, respectively. For the three and nine months ended September 30, 2012, the Company recorded total tax (expense) benefit of ($17.0) million and $307.9 million, respectively. The primary driver of the effective tax rate for the nine month period was the release of the Company’s valuation allowance against its deferred tax asset resulting in an income tax benefit of $384.8 million in the second quarter of 2012. The pretax income recorded for the nine month period ended September 30, 2012 includes approximately $36.5 million of discrete expense items primarily related to the termination of the Company’s services agreement with its Sponsors and transaction costs associated with the Company’s initial public offering.

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

In accordance with the FASB’s authoritative guidance on accounting for uncertainty in income taxes, the Company had no liability for unrecognized tax benefits as of September 30, 2012 and December 31, 2011. The accounting guidance prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For the year ended December 31, 2011, the return will remain subject to examination by the various taxing authorities for the duration of the applicable statute of limitations (generally three years from the later of the date of filing or the due date of the return).

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

Senior Notes Held by Executive Officers

As of September 30, 2012, Lawrence E. Dewey, our Chairman, President and Chief Executive Officer, David S. Graziosi, our Executive Vice President, Chief Financial Officer and Treasurer, and Robert M. Price, our Vice President, Human Resources, held approximately $100,000, $450,000, and $150,000, respectively, in aggregate principal amount of the 7.125% Senior Notes.

NOTE O. EARNINGS PER SHARE

The Company presents both basic and diluted earnings per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted EPS is calculated by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during the reporting period that are calculated using the treasury stock method for stock options. The treasury stock method assumes that the Company uses the proceeds from the exercise of awards to repurchase common stock at the average market price during the period. The assumed proceeds under the treasury stock method include the purchase price that the grantee will pay in the future, compensation cost for future service that the Company has not yet recognized and any tax benefits that would be credited to additional paid-in-capital when the award generates a tax deduction. If there would be a shortfall resulting in a charge to additional paid-in-capital, such an amount would be a reduction of the proceeds. For the three and nine months ended September 30, 2011, outstanding stock options were not included in the diluted EPS computation because they were anti-dilutive.

The following table reconciles the numerators and denominators used to calculate basic EPS and diluted EPS (in millions, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net income	$32.2	$38.8	$503.0	$58.5

Weighted average shares of common stock outstanding	181.9	181.4	181.6	181.4
Dilutive effect stock-based awards	3.6	—	4.4	—

Diluted weighted average shares of common stock outstanding	185.5	181.4	186.0	181.4

Basic earnings per share attributable to common stockholders	$0.18	$0.21	$2.77	$0.32

Diluted earnings per share attributable to common stockholders	$0.17	$0.21	$2.70	$0.32

NOTE P. SUBSEQUENT EVENTS

On October 4, 2012, ATI entered into an amendment with the term loan lenders under its Senior Secured Credit Facility to extend the maturity of $300.0 million of term loan debt from August 7, 2014 to August 23, 2019 and to increase the applicable margin over the LIBOR (but not less than 1.00%) for such extended term loan to either 3.00% or 3.25%, subject to the Company’s total leverage ratio.

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

The statements in this discussion regarding industry trends, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Cautionary Note Regarding Forward-Looking Statements” and Part II, Item 1A. “Risk Factors” below. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Overview

Allison Transmission Holdings, Inc. and its subsidiaries (the “Company,” “our,” “us,” “we” or “Allison”) design and manufacture fully-automatic transmissions for medium- and heavy-duty commercial vehicles, medium- and heavy-tactical U.S. military vehicles and hybrid-propulsion systems for transit buses. We generate our net sales primarily from the sale of transmissions, transmission parts, support equipment, military kits, engineering services and extended transmission warranty coverage to a wide array of original equipment manufacturers (“OEMs”), distributors and the U.S. government. Although approximately 80% of our net sales were generated in North America in 2011, we have a global presence, serving customers in Europe, Asia, South America and Africa. We have approximately 2,800 employees and 12 different transmission product lines. We serve customers through an established network of approximately 1,500 authorized independent distributors and dealers worldwide. Since the introduction of our first fully-automatic transmission over 60 years ago, our products have gained acceptance in a wide variety of applications, including on-highway trucks (distribution, refuse, construction, fire and emergency), buses (primarily school, transit and hybrid-transit), motorhomes, off-highway vehicles and equipment (primarily energy, mining and construction) and military vehicles (wheeled and tracked).

Recent Developments

In August 2012, Allison Transmission, Inc. (“ATI”), our wholly-owned subsidiary, entered into an amendment under its Senior Secured Credit Facility (as defined under “Liquidity and Capital Resources” below) to extend the maturity of $850.0 million of term loan debt from August 7, 2014 to August 23, 2019 and to increase the applicable margin over the London Interbank Offered Rate (“LIBOR”) (but not less than 1.00%) for such extended term loan to either 3.00% or 3.25% subject to the Company’s total leverage ratio. The amendment was treated as an extinguishment of debt under accounting principles generally accepted in the United States of America (“GAAP”), and thus we expensed $4.5 million of previously deferred financing fees and recorded $16.1 million of new deferred financing fees in the condensed consolidated financial statements.

In July 2012, we entered into a license and exclusivity agreement related to certain continuously variable planetary transmission technology of Fallbrook Technologies, Inc, (“Fallbrook”). Under the terms of the agreement, we purchased an exclusive, transferable license to certain patents and copyrighted materials to make, use, have made for us, sell or otherwise distribute and import licensed products in off-highway and on-highway commercial vehicles along with military vehicles and certain stationary equipment. In addition in July 2012, we purchased a non-controlling equity stake in Fallbrook.

Also in July 2012, we closed our purchase of a non-controlling equity stake in Odyne Systems LLC, a manufacturer of advanced hybrid control systems, to expand our position in transmission technologies.

Trends Impacting Our Business

Our net sales are driven by commercial vehicle production, which tends to be highly correlated to macroeconomic conditions. According to America’s Commercial Transportation Research, commercial truck and bus production volumes in our North American on-highway markets are projected to grow, but to remain below the 1998-2008 average production levels through 2014. However, we maintain a cautious approach to the fourth quarter given heightened market uncertainty by assuming year over year net sales reductions in North America Off-Highway, Global On-Highway, Tracked Military and Service Parts, Support Equipment & Other end markets partially offset by year over year net sales growth in Outside North America Off-Highway and North America Hybrid-Propulsion Systems for Transit Bus end markets.

Third Quarter Net Sales by End Market (in millions)

End Market	Q3 2012 Net Sales	Q3 2011 Net Sales	% Variance
North America On-Highway	$189	$199	(5%)
North America Hybrid-Propulsion Systems for Transit Bus	$30	$28	7%
North America Off-Highway	$22	$76	(71%)
Military	$74	$81	(9%)
Outside North America On-Highway	$73	$73	0%
Outside North America Off-Highway	$22	$24	(8%)
Service, Parts, Support Equipment & Other	$84	$93	(10%)

Total Net Sales	$494	$574	(14%)

North America On-Highway end market net sales were down 5% for the third quarter 2012 compared to the third quarter 2011. The decrease was principally driven by lower demand for Rugged Duty Series and Highway Series models. These reductions were partially offset by increased sales of Pupil Transport/Shuttle Series and Motorhome Series models.

North America Hybrid-Propulsion Systems for Transit Bus end market net sales were up 7% for the third quarter 2012 compared to the third quarter 2011 principally due to the timing of orders.

North America Off-Highway end market net sales were down 71% for the third quarter 2012 compared to the third quarter 2011. The decrease was principally driven by lower demand from hydraulic fracturing applications due to weakness in natural gas pricing.

Military end market net sales were down 9% for the third quarter 2012 compared to the third quarter 2011 principally due to lower wheeled and tracked product requirements consistent with reduced U.S. defense spending.

Outside North America On-Highway end market net sales for the third quarter 2012 were flat compared to the third quarter 2011 reflecting strength in China being offset by a weaker environment in Europe and Latin America.

Outside North America Off-Highway end market net sales were down 8% for the third quarter 2012 compared to the third quarter 2011 principally driven by weaker mining sector demand partially offset by stronger demand from the energy sector.

Service parts, support equipment & other end market net sales were down 10% for the third quarter 2012 compared to the third quarter 2011. The decrease was principally driven by lower demand for global off-highway service parts and reduced support equipment sales commensurate with decreased transmission unit volumes.

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

Cost of sales

Our most significant components of cost of sales are purchased parts, the overhead expense related to our manufacturing operations and direct labor associated with the manufacture and assembly of transmissions and parts. For the nine months ended September 30, 2012, direct material costs were approximately 71%, overhead costs were approximately 23%, and direct labor costs were approximately 6% of total cost of sales. We are subject to changes in our cost of sales caused by movements in underlying commodity prices. We seek to hedge against this risk by using commodity swap contracts and, beginning in 2011, long-term supply agreements. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk.”

Selling, general and administrative expenses

The principal components of our selling, general and administrative expenses are salaries and benefits for our office personnel, advertising and promotional expenses, product warranty expense, expenses relating to certain information technology systems and amortization of our intangibles.

Engineering — research and development

We incur costs in connection with research and development programs that are expected to contribute to future earnings. Such costs are expensed as incurred. In 2009, we were notified by the Department of Energy (“DOE”) that we were selected to receive matching funds up to $62.8 million from a cost-share grant program funded by the American Recovery and Reinvestment Act for the development of hybrid-propulsion system manufacturing capacity in the U.S. (the “Grant Program”). Applicable costs associated with the Grant Program have been charged to engineering — research and development. The DOE’s matching reimbursement is recorded to Other expense, net in the Condensed Consolidated Statements of Comprehensive Income included in Part I, Item 1 of this Quarterly Report on Form 10-Q, or in the case of capital expenditure, as a reduction in the cost basis of the capital asset.

Non-GAAP Financial Measures

We use Adjusted net income to measure our overall profitability because it better reflects our cash flow generation by capturing the actual cash taxes paid rather than our tax expense as calculated under GAAP and excludes the impact of the non-cash annual amortization of certain intangible assets and other certain non-recurring items. We use Adjusted EBITDA, Adjusted EBITDA excluding technology-related license expenses, Adjusted EBITDA margin, Adjusted EBITDA margin excluding technology-related license expenses and Adjusted free cash flow to evaluate and control our cash operating costs and to measure our operating profitability. We believe the presentation of Adjusted net income, Adjusted EBITDA, Adjusted EBITDA excluding technology-related license expenses, Adjusted EBITDA margin, Adjusted EBITDA margin excluding technology-related license expenses and Adjusted free cash flow enhances our investors’ overall understanding of the financial performance and cash flow of our business.

You should not consider Adjusted net income, Adjusted EBITDA, Adjusted EBITDA excluding technology-related license expenses, Adjusted EBITDA margin and Adjusted EBITDA margin excluding technology-related license expenses as an alternative to net income, determined in accordance with GAAP, as an indicator of operating performance. You should not consider Adjusted free cash flow as an alternative to net cash provided by operating activities, determined in accordance with GAAP, as an indicator of our cash flow.

A directly comparable GAAP measure to Adjusted net income, Adjusted EBITDA and Adjusted EBITDA excluding technology-related license expenses, is Net income. A directly comparable GAAP measure to Adjusted free cash flow is Net cash provided by operating activities. The following is a reconciliation of Net income to Adjusted net income, Adjusted EBITDA, Adjusted EBITDA excluding technology-related license expenses, Adjusted EBITDA margin, and Adjusted EBITDA margin excluding technology-related license expenses, and a reconciliation of Net cash provided by operating activities to Adjusted free cash flow:

	For the three months ended September 30, (unaudited)		For the nine months ended September 30, (unaudited)
(in millions)	2012	2011	2012	2011
Net income	$32.2	$38.8	$503.0	$58.5
plus:
Interest expense, net	40.8	63.3	115.6	183.9
Cash interest	(31.8)	(25.8)	(120.6)	(140.6)
Income tax expense (benefit)	17.0	18.3	(307.9)	42.3
Cash income taxes	(2.6)	(1.4)	(9.0)	(5.1)
Fee to terminate services agreement with Sponsors (a)	—	—	16.0	—
Technology-related investments expense (b)	6.4	—	14.4	—
Initial public offering expenses (c)	0.0	—	6.1	—
Amortization of intangible assets	37.5	38.0	112.5	114.0

Adjusted net income	$99.5	$131.2	$330.1	$253.0
Cash interest expense	31.8	25.8	120.6	140.6
Cash income taxes	2.6	1.4	9.0	5.1
Depreciation of property, plant and equipment	26.1	25.5	76.0	77.0
Loss on repurchases of long-term debt (d)	0.5	3.0	21.6	11.3
Dual power inverter module extended coverage (e)	—	—	9.4	—
Benefit plan re-measurement (f)	—	—	2.3	—
Unrealized (gain) loss on hedge contracts (g)	(2.1)	4.1	(1.1)	5.1
Premiums and expenses on tender offer for long-term debt (h)	—	—	—	56.9
Benefit plan adjustment (i)	—	—	—	(2.0)
Restructuring charges (j)	—	(0.6)	—	—
Other (k)	1.1	3.0	5.3	8.7

Adjusted EBITDA	$159.5	$193.4	$573.2	$555.7

Adjusted EBITDA excluding technology-related license expenses (l)	171.5	193.4	585.2	555.7

Net sales	$493.5	$574.0	$1,654.8	$1,646.7
Adjusted EBITDA margin	32.3%	33.7%	34.6%	33.7%
Adjusted EBITDA margin excluding technology-related license expenses (l)	34.8%	33.7%	35.4%	33.7%

Net cash provided by operating activities	$138.9	$203.6	$385.4	$397.3
(Deductions) or additions to reconcile to Adjusted free cash flow:
Additions of long-lived assets	(31.4)	(27.7)	(93.9)	(55.3)
Fee to terminate services agreement with Sponsors (a)	—	—	16.0	—
Technology-related license expenses (l)	12.0	—	12.0	—

Adjusted free cash flow	$119.5	$175.9	$319.5	$342.0

(a)	Represents a one-time payment (recorded in Other expense, net) to terminate the services agreement with affiliates of the Carlyle Group and Onex Corporation (“Sponsors”).
(b)	Represents a $6.4 million and $14.4 million impairment charge (recorded in Other expense, net) on investments in co-development agreements with various companies to expand our position in transmission technologies for the three and nine months ended September 30, 2012, respectively.
(c)	Represents $0.0 million and $6.1 million of fees and expenses (recorded in Other expense, net) related to our initial public offering in March 2012 for the three and nine months ended September 30, 2012, respectively.

(d)	Represents a $0.5 million and $3.0 million loss (recorded in Other expense, net) realized on the redemptions and repayments of Allison Transmission Inc.’s (“ATI”), a wholly-owned subsidiary of the Company, long-term debt for the three months ended September 30, 2012 and 2011, respectively. Represents a $21.6 million and $11.3 million loss (recorded in Other expense, net) realized on the redemptions and repayments of ATI’s long-term debt for the nine months ended September 30, 2012 and 2011, respectively.
(e)	During the second quarter of 2012, we increased our liability related to the Dual Power Inverter Module (“DPIM”) extended coverage program due to claims data and additional design issues identified during introduction of replacement units. The increase in liability resulted in a charge of approximately $9.4 million (recorded in Selling, general and administrative expenses) for the nine months ended September 30, 2012.
(f)	Represents a $2.3 million settlement charge (recorded in Other expense, net) for the nine months ended September 30, 2012 related to the settlement of pension obligations for certain qualified hourly employees from our hourly defined benefit pension plan to General Motors’ pension plan as part of the Asset Purchase Agreement (as defined in our Registration Statement on Form S-1/A).
(g)	Represents ($2.1) million and $4.1 million of unrealized (gain) loss (recorded in Other expense, net) on the mark-to-market of our foreign currency and commodities contracts for the three months ended September 30, 2012 and 2011, respectively. Represents ($1.1) million and $5.1 million of unrealized (gain) loss (recorded in Other expense, net) on the mark-to-market of our foreign currency and commodities contracts for the nine months ended September 30, 2012 and 2011, respectively.
(h)	Represents $56.9 million (recorded in Other expense, net) of premiums and expenses related to the tender offer of ATI’s 11.25% senior toggle notes due 2015 (“Senior Toggle 11.25% Notes”) in the second quarter of 2011.
(i)	Represents a ($2.0) million ($0.7 million recorded in Cost of sales, $0.7 million recorded in Selling, general and administrative expenses, and $0.6 million recorded in Engineering – research and development) favorable adjustment in 2011 related to certain differences between benefits promised under a benefit plan and the administration of the plan.
(j)	Represents a ($0.6) million ($0.1 million recorded as Cost of sales and $0.5 million recorded as Engineering – research and development) payment received from a military contract for restructuring expenses related to a second quarter 2011 salaried employee headcount reduction program.
(k)	Represents employee stock compensation expense and service fees (recorded in Selling, general and administrative expenses) paid to the Sponsors.
(l)	Represents $12.0 million (recorded in Engineering-research and development) of payments to Fallbrook and Torotrak plc for licenses to expand our position in transmission technologies.

Results of Operations

The following table sets forth certain financial information for the three months ended September 30, 2012 and 2011. The following table and discussion should be read in conjunction with the information contained in our condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Comparison of three months ended September 30, 2012 and 2011

	Three months ended September 30,
(unaudited, dollars in millions)	2012	% of net sales	2011	% of net sales
Net sales	$493.5	—	$574.0	—
Gross profit	224.4	45.5%	257.6	44.9%
Operating expenses:
Selling, general and administrative expenses	96.7	19.6	101.6	17.7
Engineering — research and development	35.9	7.3	31.9	5.6
Total operating expenses	132.6	26.9	133.5	23.3

Operating income	91.8	18.6	124.1	21.6
Other expense, net:
Interest expense, net	(40.8)	(8.3)	(63.3)	(11.1)
Other expense, net	(1.8)	(0.3)	(3.7)	(0.6)

Total other expense, net	(42.6)	(8.6)	(67.0)	(11.7)

Income before income taxes	49.2	10.0	57.1	9.9
Income tax expense	17.0	3.5	18.3	3.1

Net income	$32.2	6.5%	$38.8	6.8%

Net sales.

Net sales for the quarter ended September 30, 2012 were $493.5 million compared to $574.0 million for the quarter ended September 30, 2011, a decrease of 14.0%. The decrease was principally driven by a $56.0 million, or 56.0%, decrease in net sales of global off-highway products driven by lower North American demand from natural gas fracturing applications due to weakness in natural gas pricing, a decrease in net sales of $10.0 million, or 5.0%, in North America on-highway commercial products, a decrease in net sales of $9.0 million, or 10.0%, in parts and other products, and a decrease in net sales of $7.0 million, or 9.0%, in military products primarily driven by wheeled and tracked product requirements, partially offset by an increase in net sales of $2.0 million, or 7.0%, for hybrid-propulsion systems primarily driven by intra-year movements in the timing of orders.

Gross profit.

Gross profit for the quarter ended September 30, 2012 was $224.4 million compared to $257.6 million for the quarter ended September 30, 2011, a decrease of 12.9%. The decrease was principally driven by $54.0 million related to decreased net sales, partially offset by $10.0 million attributable to improved manufacturing performance, $6.0 million of favorable material costs and $5.0 million of price increases on certain products.

Selling, general and administrative expenses.

Selling, general and administrative expenses for the quarter ended September 30, 2012 were $96.7 million compared to $101.6 million for the quarter ended September 30, 2011, a decrease of 4.8%. The decrease was principally driven by lower global commercial spending activities, partially offset by $4.4 million of favorable product warranty expense adjustments in 2011.

Engineering - research and development.

Engineering – research and development expenses for the quarter ended September 30, 2012 were $35.9 million compared to $31.9 million for the quarter ended September 30, 2011, an increase of 12.5%. The increase was principally driven by $12.0 million of certain technology-related license expenses, partially offset by timing of other product initiatives spending.

Interest expense, net.

Interest expense, net for the quarter ended September 30, 2012 was $40.8 million compared to $63.3 million for the quarter ended September 30, 2011, a decrease of 35.5%. The decrease was principally driven by a $17.5 million decrease in mark-to-market expense for our interest rate derivatives and $12.8 million of lower interest expense as a result of debt repayments and purchases, partially offset by $3.7 million of higher amortization of deferred financing fees related to the refinancing of our Senior Secured Credit Facility, $2.5 million of higher interest expense related to higher interest rates on the Term B-2 Loan and Term B-3 Loan and $1.6 million of higher interest expense primarily due to the effectiveness of $700.0 million of new interest rate swaps at higher interest rates.

Other expense, net.

Other expense, net for the quarter ended September 30, 2012 was $1.8 million compared to $3.7 million for the quarter ended September 30, 2011. The decrease in expense was principally driven by $4.3 million of favorable foreign currency exchange, $4.1 million of higher gains on derivative contracts and a $2.5 million decrease in premiums and expenses related to redemptions of long-term debt, partially offset by a $6.4 million impairment of technology-related investments and $2.7 million of decreased Grant Program income.

Income tax expense.

Income tax expense for the quarter ended September 30, 2012 was $17.0 million resulting in an effective tax rate of 34.6% versus an effective tax rate of 32.0% for the quarter ended September 30, 2011. The change in effective tax rate was principally driven by discrete activity in the third quarter 2012 being higher than discrete activity in the third quarter 2011.

Comparison of nine months ended September 30, 2012 and 2011

The following table sets forth certain financial information for the nine months ended September 30, 2012 and 2011. The following table and discussion should be read in conjunction with the information contained in our condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Nine months ended September 30,
(unaudited, dollars in millions)	2012	% of net sales	2011	% of net sales
Net sales	$1,654.8	—	$1,646.7	—
Gross profit	760.1	45.9%	732.0	44.5%
Operating expenses:
Selling, general and administrative expenses	307.0	18.5	299.1	18.2
Engineering — research and development	87.0	5.3	90.4	5.5
Total operating expenses	394.0	23.8	389.5	23.7

Operating income	366.1	22.1	342.5	20.8
Other expense, net:
Interest expense, net	(115.6)	(7.0)	(183.9)	(11.2)
Premiums and expenses on tender offer for long-term debt	—	—	(56.9)	(3.5)
Other expense, net	(55.4)	(3.3)	(0.9)	(0.0)

Total other expense, net	(171.0)	(10.3)	(241.7)	(14.7)

Income before income taxes	195.1	11.8	100.8	6.1
Income tax benefit (expense)	307.9	18.6	(42.3)	(2.5)

Net income	$503.0	30.4%	$58.5	3.6%

Net sales.

Net sales for the nine months ended September 30, 2012 were $1,654.8 million compared to $1,646.7 million for the nine months ended September 30, 2011, an increase of 0.5%. The increase was principally driven by a $89.0 million, or 9.0%, increase in net sales of global on-highway commercial products, an increase in net sales of $16.0 million, or 24.0%, of outside North America off-highway products and a $6.0 million, or 2.0%, increase in net sales of parts and other products, partially offset by a decrease in net sales of $70.0 million, or 33.0%, of North America off-highway products driven by lower demand from natural gas fracturing applications due to weakness in natural gas pricing, a decrease in net sales of $24.0 million, or 22.0%, for hybrid-propulsion systems for transit buses primarily driven by lower municipal spending and a decrease in net sales of $3.0 million, or 1.0%, in military products primarily driven by tracked product requirements.

Gross profit.

Gross profit for the nine months ended September 30, 2012 was $760.1 million compared to $732.0 million for the nine months ended September 30, 2011, an increase of 3.8%. The increase was principally driven by $15.0 million of price increases on certain products, $14.0 million attributable to improved manufacturing performance and $7.0 million of favorable material costs, partially offset by $7.0 million related to unfavorable product mix and $1.0 million of unfavorable foreign currency exchange.

Selling, general and administrative expenses.

Selling, general and administrative expenses for the nine months ended September 30, 2012 were $307.0 million compared to $299.1 million for the nine months ended September 30, 2011, an increase of 2.6%. The increase was principally driven by $9.4 million related to the DPIM extended coverage program and $8.7 million of favorable product warranty expense adjustments in 2011, partially offset by lower global commercial spending activities.

Engineering - research and development.

Engineering – research and development expenses for the nine months ended September 30, 2012 were $87.0 million compared to $90.4 million for the nine months ended September 30, 2011, a decrease of 3.8%. The decrease was principally driven by product initiatives spending, partially offset by $2.4 million of certain technology-related license expenses.

Interest expense, net.

Interest expense, net for the nine months ended September 30, 2012 was $115.6 million compared to $183.9 million for the nine months ended September 30, 2011, a decrease of 37.1%. The decrease was principally driven by $41.4 million of lower interest expense as a result of debt repayments and purchases, and a $38.9 million decrease in mark-to-market expense for our interest rate derivatives, partially offset by $8.4 million of higher interest expense primarily due to the effectiveness of $700.0 million of new interest rate swaps at higher interest rates and $2.1 million of higher interest expense primarily driven by higher interest rates on the Term B-2 Loan and Term B-3 Loan.

Premiums and expenses on tender offer for long-term debt.

In May 2011, we completed a cash tender offer to purchase any and all of our Senior Toggle 11.25% Notes. The tender offer resulted in us purchasing $468.1 million of $505.3 million of our outstanding Senior Toggle 11.25% Notes with premiums and expenses totaling $56.9 million.

Other expense, net.

Other expense, net for the nine months ended September 30, 2012 was $55.4 million compared to $0.9 million for the nine months ended September 30, 2011. The increase in expense was principally driven by a $16.0 million payment to terminate the services agreement with the Sponsors, a $14.4 million impairment of technology-related investments, a $10.3 million increase in premiums and expenses related to redemptions of long-term debt, $6.1 million of fees and expenses related to our initial public offering, $5.4 million of decreased Grant Program income, a $3.7 million favorable vendor settlement in 2011 and $2.3 million related to the hourly pension plan settlement, partially offset by $3.6 million of favorable foreign currency exchange and $0.9 million of higher gains on derivative contracts.

Income tax benefit (expense).

Income tax benefit (expense) for the nine months ended September 30, 2012 was $307.9 million resulting in an effective tax rate of 157.8% versus an effective tax rate of (42.0%) for the nine months ended September 30, 2011. The change in effective tax rate was principally driven by the release of our valuation allowance on our deferred tax assets in the second quarter of 2012. Management determined, based on the evaluation of both objective and subjective evidence available, that a valuation allowance was no longer necessary and that it is more likely than not that the deferred tax assets are fully realizable.

Liquidity and Capital Resources

We generate cash primarily from our operating activities. We had total available cash and cash equivalents of $81.9 million and $314.0 million as of September 30, 2012 and December 31, 2011, respectively. Of the available cash and cash equivalents, approximately $76.9 million and $188.1 million was deposited in operating accounts while approximately $5.0 million and $125.9 million was invested in U.S. government backed securities as of September 30, 2012 and December 31, 2011, respectively.

Additionally, we had $371.7 million and $369.2 million available under the revolving credit facility, net of approximately $28.3 million and $30.8 million in letters of credit issued and outstanding as of September 30, 2012 and December 31, 2011, respectively. During the third quarter of 2012, we borrowed $7.5 million on our revolving credit facility as part of our debt management plans and subsequently repaid the amounts within the third quarter.

On March 9, 2012, ATI entered into an amendment with the term loan lenders under its Senior Secured Credit Facility to extend the maturity of approximately $801.1 million in principal amount of the term loan (“Term B-2 Loan”) from August 7, 2014 to August 7, 2017 and to increase the applicable margin over the LIBOR to 3.50% for such extended term loan. On August 23, 2012, ATI entered into an amendment with the term loan lenders under its Senior Secured Credit Facility to extend the maturity of approximately $850.0 million in principal amount of the term loan (“Term B-3 Loan”) from August 7, 2014 to August 23, 2019 and to increase the applicable margin over the LIBOR (but not less than 1%) for such extended term loan to either 3.00% or 3.25%, subject to our total leverage ratio. The remaining term loan of approximately $801.3 million with an applicable margin over LIBOR of up to 2.75% matures in August 2014 (“Term B-1 Loan”) (together the Term B-1 Loan, Term B-2 Loan, Term B-3 Loan and revolving credit facility defined as the “Senior Secured Credit Facility”).

Our principal uses of cash are operating expenses, capital expenditures, debt service and working capital needs. The following table shows our sources and uses of funds for the nine months ended September 30, 2012 and 2011 (in millions):

	Nine months ended September 30,
Statement of Cash Flows Data	2012	2011
Cash flows from operating activities	$385.4	$397.3
Cash flows used for investing activities	(108.5)	(15.5)
Cash flows used for financing activities	(508.3)	(289.3)

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

Cash provided by operating activities

Operating activities for the nine months ended September 30, 2012 generated $385.4 million of cash compared to $397.3 million for the nine months ended September 30, 2011. The decrease was primarily driven by lower accounts payable, higher inventories as a result of inconsistent commercial vehicle production schedules and labor negotiations planning, and lower other liabilities, net, partially offset by increased net income adjusted for items not providing or using cash and lower accounts receivable.

Cash used for investing activities

Investing activities for the nine months ended September 30, 2012 used $108.5 million of cash compared to $15.5 million for the nine months ended September 30, 2011. The increase was primarily driven by an increase of $38.6 million in capital expenditures, a $14.4 million investment in technology-related initiatives, a 2011 reduction in collateral requirements related to certain of our interest rate derivatives and 2011 proceeds related to the sale of property. The increase in capital expenditures was attributable to the continued expansion of our India facility, higher product initiatives spending and increased investments in productivity and replacement programs, partially offset by 2011 construction of our Hungarian manufacturing facility. The India expansion project was completed and production commenced during the third quarter of 2012.

Cash used for financing activities

Financing activities for the nine months ended September 30, 2012 used $508.3 million of cash compared to $289.3 million of cash used for the nine months ended September 30, 2011. The increase was primarily driven by $203.1 million of increased payments, repurchases and redemptions of the Company’s long-term debt, $21.8 million for dividend payments made in 2012, $18.4 million of payments related to extending a portion of the Senior Secured Credit Facility, and a $2.5 million principal payment on our Japanese Yen denominated unsecured short-term notes, partially offset by $15.0 million of 2011 debt issuance costs and $10.1 million related to the proceeds from the issuance of common stock in 2012.

In February 2012, ATI redeemed $200.0 million of 11.0% senior cash pay notes due November 2015 (“11.0% Senior Notes”) resulting in a loss (the premium between the purchase price of the notes and the face value of such notes) of $13.5 million, including deferred financing fees written off.

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

Our liquidity requirements are significant, primarily due to our debt service requirements. A one-eighth percent change in assumed interest rates for the Senior Secured Credit Facility, if fully drawn, as of September 30, 2012 would have a yearly impact of $2.1 million on interest expense, which includes the partial offset of our interest rate swaps. Our ability to make payments on and to refinance our indebtedness, and to fund planned capital expenditures will depend on our ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control.

In November 2008, we entered into an amendment related to the Senior Secured Credit Facility that permits us to make discounted voluntary prepayments of our term loan in an aggregated amount not to exceed $750.0 million pursuant to a modified Dutch auction. As part of the May 2011 amendment to the Senior Secured Credit Facility, the amount available for discounted voluntary prepayments of the term loan pursuant to a modified Dutch auction was reset to $750.0 million. This provision is available to us for so long as the Senior Secured Credit Facility is outstanding. For the nine months ended September 30, 2012 and 2011, we did not make any discounted prepayments of our term loan under this amendment.

In addition, we made principal payments of $150.5 million and $82.8 million on the Senior Secured Credit Facility for the nine months ended September 30, 2012 and 2011, respectively. The principal payments made on the Senior Secured Credit Facility for the nine months ended September 30, 2012 and 2011 resulted in losses of $0.8 million and $0.6 million, respectively, associated with the write off of related deferred debt issuance costs.

The Senior Secured Credit Facility requires us to maintain a specified maximum total senior secured leverage ratio of 5.50x for the remainder of the term of the loans.

As of September 30, 2012, we were in compliance with the maximum total senior secured leverage ratio, achieving a 3.24x ratio. Within the terms of the Senior Secured Credit Facility, a senior secured leverage ratio below 3.50x results in a 25 basis point reduction to the applicable margin for the Term B-1 Loan, a 12.5 basis point reduction to the commitment fee and elimination of excess cash flow payments on the term loan for the applicable year. These reductions remain in effect as long as we continue to achieve a senior secured leverage ratio below 3.50x. There are no reductions to the applicable margin available for the Term B-2 Loan. A total leverage ratio below 3.25x results in a 25 basis point reduction to the applicable margin for the Term B-3 Loan.

In addition to the maximum total senior secured leverage ratio, the Senior Secured Credit Facility and the indentures governing the 7.125% Senior Notes include, among other things, customary restrictions (subject to certain exceptions) on our ability to incur certain indebtedness or liens, make certain investments or declare or pay certain dividends. As of September 30, 2012, we are in compliance with all covenants under the Senior Secured Credit Facility.

To manage interest rate risk associated with our variable rate debt, we have eight interest rate swap contracts as of September 30, 2012 that qualify as derivatives under authoritative accounting guidance for derivative instruments and hedging activities. Our interest rate swaps do not qualify for hedge accounting treatment and, as a result, fair value adjustments are charged directly to interest expense in the Condensed Consolidated Statements of Comprehensive Income. The contracts are used strictly as an economic hedge and not for speculative purposes.

As of September 30, 2012, certain of our interest rate derivatives contain credit-risk and collateral contingent features. Certain interest rate derivatives contain provisions under which downgrades in our credit rating could require us to increase our collateral. Certain interest rate derivatives also contain provisions under which we may be required to post additional collateral if LIBOR reaches certain levels. As of September 30, 2012, we have been required to post collateral of $2.7 million in cash and $23.0 million in letters of credit. Our collateral requirements are driven by changes in interest rates, and therefore we may be required to post additional collateral until the LIBOR curve reaches zero.

Assuming all collateral contingent features remain the same, a 1% increase or decrease in the LIBOR interest rate curve as of September 30, 2012 would reduce our collateral requirement by approximately $21.4 million, in a combination of cash and letters of credit, or increase our collateral requirement by approximately $3.9 million, respectively.

Contingencies

We are a party to various legal actions and administrative proceedings and subject to various claims arising in the ordinary course of business, including those relating to commercial transactions, product liability, safety, health, taxes, environmental and other matters. For more information, see NOTE M in the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Significant Accounting Estimates

Our principal accounting policies are described in the “Basis of Presentation and Summary of Significant Accounting Policies” section in the notes to the consolidated financial statements for the year ended December 31, 2011 included in our Registration Statement on Form S-1/A. The preparation of the condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the applicable reporting period. Differences between actual and estimate are recorded in the period identified. Management believes the accounting estimates discussed above represent those accounting estimates requiring the exercise of judgment where a different set of judgments could result in the greatest changes to our reported results.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued authoritative accounting guidance on testing indefinite-lived intangibles for impairment. The guidance gives an entity the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If an entity concludes that it is more likely than not that the indefinite-lived intangible asset is impaired, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. However, if an entity concludes otherwise, then the entity is not required to take further action. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 with early adoption permitted. The Company is considering early adoption of this guidance in conjunction with the fiscal year 2012 annual indefinite-lived intangible impairment test. This guidance only changes the methodology of testing for impairment and will not affect the outcome of such testing. Therefore, the adoption of this guidance is not expected to have a material effect on our consolidated financial statements.

In December 2011, the FASB issued authoritative accounting guidance on enhancing disclosures to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. The guidance requires improved information and disclosures about gross and net amounts of recognized assets and liabilities of financial and derivative instruments that are offset in an entity’s statement of financial position. The guidance is to be applied retrospectively for reporting periods beginning on or after January 1, 2013. The adoption of this guidance is not expected to have a material effect on our consolidated financial statements.

In September 2011, the FASB issued authoritative accounting guidance on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating fair value (i.e., Step 1 of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that fair value is more likely than not less than carrying value, the two-step impairment test would be required. The guidance does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. In addition, it does not amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant; however, it does revise the examples of events and circumstances that an entity should consider. The guidance became effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption was permitted; however, the Company did not early adopt this guidance and continued to perform Step 1 of the goodwill impairment analysis for fiscal year 2011. The adoption of this guidance will occur in conjunction with fiscal year 2012 annual goodwill impairment test. This guidance only changes the methodology of testing for impairment and will not affect the outcome of such testing. Therefore, the adoption of this guidance is not expected to have a material effect on our consolidated financial statements.

In June 2011, the FASB issued authoritative accounting guidance on improving comparability, consistency, and transparency of items reported in other comprehensive income. The guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires either a single continuous statement of comprehensive income or in two separate but consecutive statements. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. In December 2011, the FASB issued additional authoritative accounting guidance indefinitely deferring the requirement to present reclassifications of items out of accumulated other comprehensive income. The accounting guidance also establishes a common approach with International Financial Reporting Standards (“IFRS”). The guidance is to be applied retrospectively for interim and annual reporting periods beginning after December 15, 2011 for public entities. The adoption of this guidance did not have a material effect on our condensed consolidated financial statements, but required a change in the presentation of comprehensive income from the notes of our condensed consolidated financial statements to the face of our condensed consolidated financial statements.

In May 2011, the FASB issued authoritative accounting guidance that amended wording used to describe many of the requirements in measuring fair value and disclosing information about fair value measurements. The changes are not intended to change the application of the requirements of fair value measurement, but to clarify the application and disclosure of information. The amendments to the accounting guidance also establish a common approach with IFRS. The guidance is to be applied prospectively for interim and annual reporting periods beginning after December 15, 2011. The adoption of this guidance did not have a material effect on our condensed consolidated financial statements.

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

Senior Notes Held by Executive Officers

As of September 30, 2012, Lawrence E. Dewey, our Chairman, President and Chief Executive Officer, David S. Graziosi, our Executive Vice President, Chief Financial Officer and Treasurer, and Robert M. Price, our Vice President, Human Resources, held approximately $100,000, $450,000, and $150,000, respectively in aggregate principal amount of the 7.125% Senior Notes.

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

Important factors that could cause actual results to differ materially from our expectations are disclosed under Part II, Item 1A. “Risk Factors” and under “Risk Factors” in our prospectus filed pursuant to Rule 424 (b)(1) under the Securities Act of 1933, as amended, dated as of March 15, 2012 and filed with the Securities and Exchange Commission on March 15, 2012 (Registration No. 333-172932). All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements as well as other cautionary statements that are made from time to time in our public communications. You should evaluate all forward-looking statements made in this Quarterly Report on Form 10-Q in the context of these risks and uncertainties.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk consists of changes in interest rates, foreign currency rate fluctuations and movements in commodity prices.

Interest Rate Risk

We are subject to interest rate market risk in connection with a portion of our long-term debt. Our principal interest rate exposure relates to outstanding amounts under the Senior Secured Credit Facility. The Senior Secured Credit Facility provides for variable rate borrowings of up to $2,817.2 million including $371.7 million under our revolving credit facility, net of $28.3 million of letters of credit. Assuming the Senior Secured Credit Facility is fully drawn, each one-eighth percentage point increase or decrease in the applicable interest rates would correspondingly change our interest expense on the Senior Secured Credit Facility by approximately $2.1 million per year. This includes the partial offset of the interest rate swaps described below. As of September 30, 2012, we had no outstanding borrowings against the revolving credit facility.

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

In certain circumstances, we and the counterparty are required to provide additional collateral under these swaps. We are exposed to increased interest expense if a counterparty defaults. Refer to NOTE F and NOTE G of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Exchange Rate Risk

While our net sales and costs are denominated primarily in U.S. Dollars, net sales, costs, assets and liabilities are generated in other currencies including Japanese Yen, Euro, Chinese Yuan Renminbi, Canadian Dollar, British Pound, Hungarian Forint, Brazilian Real and Indian Rupee. The expansion of our business outside North America may further increase the risk that cash flows resulting from these activities may be adversely affected by changes in currency exchange rates. As of September 30, 2012, we do not hold any hedging contracts which are intended to hedge either known or forecasted cash flow payments denominated in such currencies. We do not intend to hold financial instruments for trading or speculative purposes.

Assuming current levels of foreign currency transactions, a 10% increase or decrease in the Japanese Yen, Euro, Chinese Yuan Renminbi, Canadian Dollar and Indian Rupee would correspondingly change our earnings by an estimated $5 million per year. All other exposure to foreign currencies is considered immaterial.

Commodity Price Risk

We are subject to changes in our cost of sales caused by movements in underlying commodity prices. Approximately two-thirds of our cost of sales consists of purchased components with significant raw material content. A substantial portion of the purchased parts are made of aluminum and steel. The cost of aluminum parts include an adjustment factor on future purchases for fluctuations in aluminum prices based on accepted industry indices. In addition, a substantial amount of steel-based contracts also include an index-based component. As our costs change, we are able to pass through a portion of the charges to certain of our customers according to our long-term supply agreements. We historically have not entered into long-term purchase contracts related to the purchase of aluminum and steel. We currently hold commodity swap contracts that are intended to hedge forecasted aluminum and steel purchases. Based on our forecasted demand for the remainder of 2012, as of September 30, 2012, the hedge contracts cover approximately 37% of our aluminum requirements and 9% of our steel requirements. Based on our forecasted demand for 2013, as of September 30, 2012, the hedge contracts cover approximately 34% of our aluminum requirements and 0% of our steel requirements. Based on our forecasted demand for 2014, as of September 30, 2012, the hedge contracts cover approximately 23% of our aluminum requirements and 0% of our steel requirements. We do not intend to hold financial instruments for trading or speculative purposes.

Assuming current levels of commodity purchases, a 10% increase or decrease in the price of aluminum and steel would correspondingly change our earnings by approximately $1 million and $5 million per year, respectively. This includes the partial offset of our hedging contracts described above.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)), as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

From time to time, we are a party to various legal actions in the normal course of our business, including those related to commercial transactions, product liability, safety, health, taxes, environmental and other matters. See NOTE M in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

There have been no material changes from our risk factors as previously reported in the prospectus filed pursuant to Rule 424(b)(1) under the Securities Act of 1933, as amended, dated as of March 15, 2012 and filed with the Securities and Exchange Commission on March 15, 2012 (Registration No. 333-172932).

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Description

10.22	Amendment No. 4 to the Credit Agreement, dated as of August 23, 2012, among Allison Transmission Holdings, Inc., Allison Transmission, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties thereto as Lenders, Citicorp North America, Inc., as Administrative Agent and the other agents and arrangers party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 23, 2012)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 31, 2012	ALLISON TRANSMISSION HOLDINGS, INC.

	By:	/s/ Lawrence E. Dewey
	Name:	Lawrence E. Dewey
	Title:	Chairman, President and Chief Executive Officer

Date: October 31, 2012	By:	/s/ David S. Graziosi
	Name:	David S. Graziosi
	Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Accounting Officer)