Form 10-Q
period 2013-03-31
Allison Transmission Holdings Inc
filed 2013-04-30
CIK 1411207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-35456

ALLISON TRANSMISSION HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-0414014
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Allison Way Indianapolis, IN	46222
(Address of Principal Executive Offices)	(Zip Code)

(317) 242-5000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of April 16, 2013, there were 185,716,258 shares of Common Stock and 1,185 shares of Non-voting Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Unaudited Condensed Consolidated Financial Statements

Allison Transmission Holdings, Inc.

Condensed Consolidated Balance Sheets

(unaudited, dollars in millions, except share data)

	March 31, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$120.9	$80.2
Accounts receivables — net of allowance for doubtful accounts of $1.2 and $0.9, respectively	204.0	165.0
Inventories	168.2	157.1
Deferred income taxes, net	56.7	55.3
Other current assets	28.9	32.7

Total Current Assets	578.7	490.3
Property, plant and equipment, net	585.2	596.2
Intangible assets, net	1,686.2	1,716.1
Goodwill	1,941.0	1,941.0
Deferred income taxes, net	21.2	32.3
Other non-current assets	91.6	90.1

TOTAL ASSETS	$4,903.9	$4,866.0

LIABILITIES
Current Liabilities
Accounts payable	$161.4	$133.1
Product warranty liability	35.9	36.2
Current portion of long-term debt	23.5	19.5
Notes payable	—	—
Deferred revenue	21.5	21.6
Other current liabilities	154.5	167.4

Total Current Liabilities	396.8	377.8
Product warranty liability	71.6	73.5
Deferred revenue	40.6	42.6
Long-term debt	2,791.4	2,801.3
Deferred income taxes	0.1	0.1
Other non-current liabilities	208.6	213.8

TOTAL LIABILITIES	3,509.1	3,509.1
Commitments and contingencies (see NOTE N)

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 1,880,000,000 shares authorized, 185,417,406 issued and 185,393,706 outstanding	1.9	1.8
Non-voting common stock, $0.01 par value, 20,000,000 shares authorized, 1,185 issued and outstanding	0.0	0.0
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Treasury stock	(0.2)	(0.2)
Paid in capital	1,625.5	1,601.5
Accumulated deficit	(185.9)	(202.3)
Accumulated other comprehensive loss, net of tax	(46.5)	(43.9)

TOTAL STOCKHOLDERS’ EQUITY	1,394.8	1,356.9

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$4,903.9	$4,866.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited, dollars in millions, except share data)

	Three months ended March 31,
	2013	2012
Net sales	$457.4	$601.9
Cost of sales	259.1	318.1

Gross profit	198.3	283.8
Selling, general and administrative expenses	87.9	101.2
Engineering — research and development	29.0	27.9

Operating income	81.4	154.7
Interest income	0.2	0.3
Interest expense	(34.1)	(41.0)
Other expense, net	(3.1)	(30.8)

Income before income taxes	44.4	83.2
Income tax expense	(16.9)	(25.2)

Net income	$27.5	$58.0

Basic earnings per share attributable to common stockholders	$0.15	$0.32

Diluted earnings per share attributable to common stockholders	$0.15	$0.31

Dividends per common share	$0.06	$—

Comprehensive income	$24.9	$64.8

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited, dollars in millions)

	Three months ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27.5	$58.0
Add (deduct) items included in net income not using (providing) cash:
Amortization of intangible assets	29.9	37.5
Depreciation of property, plant and equipment	24.7	24.6
Deferred income taxes	16.1	21.0
Loss on repurchases and redemptions of long-term debt	—	13.5
Unrealized gain on derivatives	(7.3)	(5.2)
Amortization of deferred financing costs	2.9	2.4
Impairment loss on investment in technology-related initiatives	2.5	—
Stock-based compensation	3.4	1.7
Excess tax benefit from stock-based compensation	(4.9)	—
Other	(0.1)	0.2
Changes in assets and liabilities:
Accounts receivable	(40.3)	(44.9)
Inventories	(12.2)	(14.9)
Accounts payable	28.6	50.2
Other assets and liabilities	(16.1)	(4.5)

Net cash provided by operating activities	54.7	139.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of long-lived assets	(12.6)	(35.7)
Investments in technology-related initiatives	(6.3)	—
Collateral for interest rate derivatives	(0.4)	0.1
Proceeds from disposal of assets	0.2	0.2

Net cash used for investing activities	(19.1)	(35.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases and redemptions of long-term debt	—	(211.0)
Debt financing fees	(1.6)	(2.3)
Payments on long-term debt	(5.9)	(2.0)
Dividend payments	(11.1)	—
Proceeds from exercise of stock options	15.8	—
Excess tax benefit on stock-based compensation	4.9	—
Payments on notes payable	—	(2.5)

Net cash provided by (used for) financing activities	2.1	(217.8)
Effect of exchange rate changes on cash	3.0	(7.5)

Net increase (decrease) in cash and cash equivalents	40.7	(121.1)
Cash and cash equivalents at beginning of period	80.2	314.0

Cash and cash equivalents at end of period	$120.9	$192.9

Supplemental disclosures:
Interest paid	$30.0	$36.1
Income taxes paid	$1.2	$2.9

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(UNAUDITED)

NOTE A. OVERVIEW

Overview

Allison Transmission Holdings, Inc. and its subsidiaries (the “Company” or “Allison”), design and manufacture commercial and defense fully-automatic transmissions.

The business was founded in 1915 and has been headquartered in Indianapolis, Indiana since inception. The Company has approximately 2,800 employees and 12 different transmission product lines. Although approximately 78% of revenues were generated in North America in 2012, the Company has a global presence by serving customers in Europe, Asia, South America and Africa. The Company serves customers through an independent network of approximately 1,400 independent distributor and dealer locations worldwide.

Since the introduction of the Company’s first fully-automatic transmission over 60 years ago, the Company’s products have gained acceptance in a wide variety of applications, including on-highway trucks (distribution, refuse, construction, fire and emergency), buses (primarily school, transit and hybrid-transit), motorhomes, off-highway vehicles and equipment (primarily energy, mining and construction) and defense vehicles (wheeled and tracked). The Company has developed over 100 different product models that are used in more than 2,500 different vehicle configurations, which are compatible with more than 500 combinations of engine brands, models and ratings. The Company also sells support equipment and Allison-branded replacement parts for the Company’s transmissions and remanufactured transmissions for use in the vehicle aftermarket.

NOTE B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements as of and for the three months ended March 31, 2013 and 2012 have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the condensed consolidated financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. The information herein reflects all normal recurring material adjustments, which are, in the opinion of management, necessary for the fair presentation of the results for the periods presented. The condensed consolidated financial statements herein consist of all wholly-owned domestic and foreign subsidiaries with all significant intercompany transactions eliminated.

These condensed consolidated financial statements present the financial position, results of operations and cash flows of the Company. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission (“SEC”) on February 28, 2013. The interim period financial results for the three month periods presented are not necessarily indicative of results to be expected for any other interim period or for the entire year.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Significant estimates include, but are not limited to, allowance for doubtful accounts, sales allowances, government price adjustments, fair market values and future cash flows associated with goodwill, indefinite life intangibles, long-lived asset impairment tests, useful lives for depreciation and amortization, warranty liability, determination of discount and other assumptions for pension and other postretirement benefit expense, income taxes and deferred tax valuation allowances, derivative valuation, and contingencies. The Company’s accounting policies involve the application of judgments and assumptions made by management that include inherent risks and uncertainties. Actual results could differ materially from these estimates. Changes in estimates are recorded in results of operations in the period that the events or circumstances giving rise to such changes occur.

Recently Issued Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board (“FASB”) issued authoritative accounting guidance on a parent company’s accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. The guidance clarifies that when a parent company ceases to have a controlling financial interest in a subsidiary or group of assets, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The guidance is effective for fiscal years beginning after December 15, 2013. While the adoption of this guidance is not expected to have an effect on the Company’s condensed consolidated financial statements, it could affect the accounting treatment applied under these circumstances in the future.

In February 2013, the FASB issued authoritative accounting guidance on presentation and disclosure of reclassifications out of accumulated other comprehensive income. The guidance gives an entity the option to present significant amounts reclassified out of each component of accumulated other comprehensive income and the income statement line items affected by the reclassification either parenthetically on the face of the financial statements or in the footnotes to the financial statements. The guidance is effective for interim and annual reporting periods beginning after December 15, 2012. The adoption of this guidance did not have a material effect on the Company’s condensed consolidated financial statements; however, it requires the Company to present additional disclosures in the footnotes to the condensed consolidated financial statements when significant amounts are reclassified out of accumulated other comprehensive income.

In January 2013, the FASB issued authoritative accounting guidance clarifying the scope of new balance sheet offsetting disclosures issued in December 2011 for derivatives, repurchase agreements and securities lending transactions that are either offset in the financial statements or subject to an enforceable master netting arrangement or similar agreement. The guidance is effective for interim and annual periods beginning on or after January 1, 2013. The adoption of this guidance did not have a material effect on the Company’s condensed consolidated financial statements.

In December 2011, the FASB issued authoritative accounting guidance on enhancing disclosures to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. The guidance requires improved information and disclosures about gross and net amounts of recognized assets and liabilities of financial and derivative instruments that are offset in an entity’s statement of financial position. The guidance applies retrospectively for interim and annual reporting periods beginning on or after January 1, 2013. The adoption of this guidance did not have a material effect on the Company’s condensed consolidated financial statements.

NOTE C. INVENTORIES

Inventories consisted of the following components (dollars in millions):

	March 31, 2013	December 31, 2012
Purchased parts and raw materials	$91.2	$80.6
Work in progress	9.8	7.5
Service parts	43.8	44.5
Finished goods	23.4	24.5

Total inventories	$168.2	$157.1

Inventory components shipped to third parties, primarily cores, parts to re-manufacturers, and parts to contract manufacturers, in which the Company has an obligation to buyback, are included in purchased parts and raw materials, with an offsetting liability in Other current liabilities.

NOTE D. GOODWILL AND OTHER INTANGIBLE ASSETS

As of March 31, 2013 and December 31, 2012, the carrying amount of the Company’s Goodwill was $1,941.0 million. The following presents a summary of other intangible assets (dollars in millions):

	March 31, 2013			December 31, 2012
	Intangible assets, gross	Accumulated amortization	Intangible assets, net	Intangible assets, gross	Accumulated amortization	Intangible assets, net
Other intangible assets:
Trade name	$870.0	$—	$870.0	$870.0	$—	$870.0
Customer relationships — defense	62.3	(21.7)	40.6	62.3	(20.8)	41.5
Customer relationships — commercial	831.8	(334.7)	497.1	831.8	(321.2)	510.6
Proprietary technology	476.3	(215.3)	261.0	476.3	(205.8)	270.5
Non-compete agreement	17.3	(9.8)	7.5	17.3	(9.4)	7.9
Patented technology — defense	28.2	(18.7)	9.5	28.2	(17.9)	10.3
Tooling rights	4.5	(4.0)	0.5	4.5	(3.9)	0.6
Patented technology — commercial	260.6	(260.6)	—	260.6	(255.9)	4.7

Total	$2,551.0	$(864.8)	$1,686.2	$2,551.0	$(834.9)	$1,716.1

As of March 31, 2013 and December 31, 2012, the net carrying value of our Goodwill and other intangibles was $3,627.2 million and $3,657.1 million, respectively.

Amortization expense related to other intangible assets for the next five years and thereafter is expected to be (dollars in millions):

	2014	2015	2016	2017	2018	Thereafter
Amortization expense	$98.8	$97.1	$92.4	$89.7	$87.2	$275.5

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

Level 3 — Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At each balance sheet date, the Company performs an analysis of all instruments subject to authoritative accounting guidance and includes, in Level 3, all of those whose fair value is based on significant unobservable inputs. As of March 31, 2013 and December 31, 2012, the Company did not have any Level 3 financial assets or liabilities.

The Company’s assets and liabilities that are measured at fair value include cash and cash equivalents, available-for-sale securities, derivative instruments, assets held in a rabbi trust and a deferred compensation obligation. The Company’s cash equivalents consist of short-term U.S. government backed securities. The Company’s available-for-sale securities consist of ordinary shares of Torotrak plc (“Torotrak”) associated with a license and exclusivity agreement with Torotrak. Torotrak’s listed shares are traded on the London Stock Exchange under the ticker symbol “TRK.” The Company’s derivative instruments consist of interest rate swaps, foreign currency forward contracts and commodity swaps. The Company’s assets held in the rabbi trust consist primarily of publicly available mutual funds and target date retirement funds. The Company’s deferred compensation obligation is directly related to the fair value of assets held in the rabbi trust.

The Company’s valuation techniques used to fair value cash and cash equivalents, available-for-sale securities, assets held in the rabbi trust and the deferred compensation obligation represent a market approach in active markets for identical assets that qualifies as Level 1 in the fair value hierarchy. The Company’s valuation techniques used to calculate the fair value of derivative instruments represent a market approach with observable inputs that qualify as Level 2 in the fair value hierarchy.

The foreign currency contracts consist of forward rate contracts which are intended to hedge exposure of transactions denominated in certain currencies and reduce the impact of currency price volatility on the Company’s financial results. The commodity contracts consist of forward rate contracts which are intended to hedge exposure of transactions involving purchases of component parts and energy to power our facilities, reducing the impact of commodity price volatility on the Company’s financial results.

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

The following table summarizes the fair value of the Company’s financial assets and (liabilities) as of March 31, 2013 and December 31, 2012 (dollars in millions):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		TOTAL
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Cash and cash equivalents	$120.9	$80.2	$—	$—	$120.9	$80.2
Available-for-sale securities	10.2	6.1	—	—	10.2	6.1
Rabbi trust assets	0.7	0.2	—	—	0.7	0.2
Deferred compensation obligation	(0.7)	(0.2)	—	—	(0.7)	(0.2)
Derivative assets	—	—	—	0.2	—	0.2
Derivative liabilities	—	—	(45.4)	(52.9)	(45.4)	(52.9)

Total	$131.1	$86.3	$(45.4)	$(52.7)	$85.7	$33.6

Of the available Cash and cash equivalents, approximately $115.9 million and $75.2 million was deposited in operating accounts while approximately $5.0 million and $5.0 million was invested in U.S. government backed securities as of March 31, 2013 and December 31, 2012, respectively.

NOTE F. DEBT

Long-term debt and maturities are as follows (dollars in millions):

	March 31, 2013	December 31, 2012
Long-term debt:
Senior Secured Credit Facility Term B-1 Loan, variable, due 2014	$—	$411.4
Senior Secured Credit Facility Term B-2 Loan, variable, due 2017	1,201.5	793.1
Senior Secured Credit Facility Term B-3 Loan, variable, due 2019	1,142.1	1,145.0
Senior Notes, fixed 7.125%, due 2019	471.3	471.3

Total long-term debt	2,814.9	2,820.8
Less: current maturities of long-term debt	23.5	19.5

Total long-term debt less current portion	$2,791.4	$2,801.3

As of March 31, 2013, the Company had $1,201.5 million of indebtedness associated with Allison Transmission, Inc.’s (“ATI”), the Company’s wholly-owned subsidiary, Senior Secured Credit Facility Term B-2 Loan due 2017 (“Term B-2 Loan”) and $1,142.1 million of indebtedness associated with ATI’s Senior Secured Credit Facility Term B-3 Loan due 2019 (“Term B-3 Loan”) (together the Term B-2 Loan, Term B-3 Loan and revolving credit facility defined as the “Senior Secured Credit Facility”). The Company also had indebtedness of $471.3 million of ATI’s 7.125% senior cash pay notes due May 2019 (“7.125% Senior Notes”).

The fair value of the Company’s long-term debt obligations as of March 31, 2013 was $2,866.7 million. The fair value is based on quoted Level 1 market prices of the Company’s debt as of March 31, 2013. It is not expected that the Company would be able to repurchase a significant amount of its debt at these levels. The difference between the fair value and carrying value of the long-term debt is driven primarily by trends in the financial markets.

Senior Secured Credit Facility

In 2007, ATI entered into a Senior Secured Credit Facility having a term loan in the amount of $3,100.0 million with a maturity date of August 2014. In March 2012, ATI entered into an amendment with the term loan lenders under its Senior Secured Credit Facility to extend the maturity of $801.1 million in principal amount of term loan debt from August 2014 to August 2017 and to increase the applicable margin at the Company’s option to either (a) 3.50% over the LIBOR or (b) 2.50% over the greater of the prime lending rate provided by the British Banking Association or the federal funds effective rate published by the Federal Reserve Bank of New York plus 0.50%. As a result of the debt modification, the Company recorded an additional $2.3 million as deferred financing fees in the Condensed Consolidated Balance Sheets and extended the amortization period of $5.1 million of deferred financing fees from 2014 to 2017.

In August 2012, ATI entered into an amendment with the term loan lenders under its Senior Secured Credit Facility to extend the maturity of $850.0 million of term loan debt from August 2014 to August 2019 and to increase the applicable margin at the Company’s option to either (a) 3.25% or 3.00%, subject to the Company’s total leverage ratio, over the LIBOR (which may not be less than 1.00%) or (b) 2.25% or 2.00%, subject to the Company’s total leverage ratio, over the greater of the prime lending rate provided by the British Banking Association or the federal funds effective rate published by the Federal Reserve Bank of New York plus 0.5% (which may not be less than 2.00%). The amendment was treated as an extinguishment of debt under GAAP, and thus the Company expensed $4.5 million of deferred financing fees and recorded $16.1 million of new deferred financing fees in the condensed consolidated financial statements.

In October 2012, ATI entered into an amendment with the term loan lenders under its Senior Secured Credit Facility to extend the maturity of $300.0 million of term loan debt from August 2014 to August 2019 and to increase the applicable margin at the Company’s option to either (a) 3.25% or 3.00%, subject to the Company’s total leverage ratio, over the LIBOR (which may not be less than 1.00%) or (b) 2.25% or 2.00%, subject to the Company’s total leverage ratio, over the greater of the prime lending rate provided by the British Banking Association or the federal funds effective rate published by the Federal Reserve Bank of New York plus 0.50% (which may not be less than 2.00%). The amendment was treated as an extinguishment of debt under GAAP, and thus the Company expensed $1.4 million of deferred financing fees and recorded $1.8 million of new deferred financing fees in the condensed consolidated financial statements.

In February 2013, ATI entered into an amendment with the term loan lenders under its Senior Secured Credit Facility to refinance $793.1 million of term loan debt and decrease the applicable margin at the Company’s option to either (a) 3.00% over the LIBOR or (b) 2.00% over the greater of the prime lending rate provided by the British Banking Association or the federal funds effective rate published by the Federal Reserve Bank of New York plus 0.50%. In February 2013, ATI also entered into an additional amendment with the term loan lenders under its Senior Secured Credit Facility to extend the maturity of $411.4 million of term loan debt from August 2014 to August 2017 and to increase the applicable margin at the Company’s option to either (a) 3.00% over the LIBOR or (b) 2.00% over the greater of the prime lending rate provided by the British Banking Association or the federal funds effective rate published by the Federal Reserve Bank of New York plus 0.50%. The February 2013 amendments were treated as a modification of debt under GAAP, and the Company expensed $1.0 million of deferred financing fees and recorded $1.6 million of new deferred financing fees in the condensed consolidated financial statements.

The Senior Secured Credit Facility is collateralized by a lien on substantially all assets of the Company including all of ATI’s capital stock and all of the capital stock or other equity interest held by the Company, ATI and each of the Company’s existing and future U.S. subsidiary guarantors (subject to certain limitations for equity interests of foreign subsidiaries and other exceptions set forth in the terms of the Senior Secured Credit Facility). Interest on the Term B-2 Loan, as of March 31, 2013, is equal to the LIBOR plus 3.00% and interest on the Term B-3 Loan, as of March 31, 2013, is equal to the LIBOR (which may not be less than 1.00%) plus 3.25% based on the Company’s total leverage ratio. As of March 31, 2013, these rates were approximately 3.20% and 4.25% on the Term B-2 Loan and Term B-3 Loan, respectively, and the weighted average rate on the Senior Secured Credit Facility was approximately 3.71%. The Senior Secured Credit Facility requires minimum quarterly principal payments of $3.0 million and $2.9 million on the Term B-2 Loan and Term B-3 Loan, respectively, as well as prepayments from certain net cash proceeds of non-ordinary course asset sales and casualty and condemnation events and from a percentage of excess cash flow, if applicable. As of March 31, 2013, there had been no payments required for certain net cash proceeds of non-ordinary course asset sales and casualty and condemnation events. The minimum required quarterly principal payments on the Term B-2 Loan and Term B-3 Loan remain through the maturity dates of 2017 and 2019, respectively, and the remaining principal balance on each loan is due upon maturity.

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

The Senior Secured Credit Facility also provides for $400.0 million in revolving credit borrowings, net of an allowance for up to $50.0 million in outstanding letter of credit commitments. For the three months ended March 31, 2013, the Company made periodic withdrawals and payments on the revolving credit facility as part of its debt management plans. The maximum amount outstanding at any time on the revolving credit facility was $20.0 million, and all balances were repaid within the quarter. As of March 31, 2013, the Company had $375.4 million available under the revolving credit facility, net of $24.6 million in letters of credit. Revolving credit borrowings bear interest at a variable base rate plus an applicable margin based on the Company’s total senior secured leverage ratio. As of March 31, 2013, this rate would have been between approximately 2.95% and 5.00%. In addition, there is an annual commitment fee, based on the Company’s total senior secured leverage ratio, which as of March 31, 2013, was equal to 0.375% of the average unused revolving credit borrowings available under the Senior Secured Credit Facility. Revolving credit borrowings are payable at the option of the Company throughout the term of the Senior Secured Credit Facility with the balance due in August 2016.

The Senior Secured Credit Facility requires the Company to maintain a specified maximum total senior secured leverage ratio. As of March 31, 2013, the Company was in compliance with the maximum total senior secured leverage ratio achieving a 3.57x ratio versus a 5.50x requirement threshold. Within the terms of the Senior Secured Credit Facility, a senior secured leverage ratio above 3.50x results in a 0.5% commitment fee on the revolving credit facility and requires excess cash flow payments on the term loans for the applicable year. A senior secured leverage ratio below 3.50x would result in a 12.5 basis point reduction to the revolving credit facility commitment fee and elimination of excess cash flow payments. Additionally, the Company achieved a total leverage ratio of 4.33x. Within the terms of the Senior Secured Credit Facility, a total leverage ratio below 3.25x would result in a 25 basis point reduction to the applicable margin on the Term B-3 Loan. This reduction would remain in effect as long as we achieve a total leverage ratio below 3.25x.

In addition, the Senior Secured Credit Facility, among other things, includes customary restrictions (subject to certain exceptions) on the Company’s ability to incur certain indebtedness, grant certain liens, make certain investments or declare or pay certain dividends. As of March 31, 2013, the Company is in compliance with all covenants under the Senior Secured Credit Facility.

Senior Notes

In May 2011, the Company completed an offering of $500.0 million of the 7.125% Senior Notes. The Company may from time to time seek to retire the 7.125% Senior Notes through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, contractual redemptions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. Prior to May 15, 2015, the Company may redeem some or all of the 7.125% Senior Notes by paying the applicable “make-whole” premium. At any time on or after May 15, 2015, the Company may redeem some or all of the 7.125% Senior Notes at specified redemption prices in the governing indenture.

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

Interest Rate

The Company is subject to interest rate risk related to the Senior Secured Credit Facility and enters into interest rate swap contracts to manage a portion of this exposure. The Company does not qualify for hedge accounting treatment for these derivatives, and as a result, fair value adjustments are charged directly to Interest expense in the Condensed Consolidated Statements of Comprehensive Income. A summary of the Company’s interest rate derivatives as of March 31, 2013 and December 31, 2012 follows (dollars in millions):

	March 31, 2013		December 31, 2012
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest Rate Swap D, due 2013	$125.0	$(1.5)	$125.0	$(2.8)
Interest Rate Swap E, due 2013	150.0	(1.4)	150.0	(2.3)
Interest Rate Swap F, due 2013	75.0	(0.7)	75.0	(1.1)
Interest Rate Swap G, due 2013	75.0	(0.8)	75.0	(1.2)
Interest Rate Swap H, due 2014	350.0	(16.1)	350.0	(19.0)
Interest Rate Swap I, due 2014	350.0	(16.1)	350.0	(19.2)
Interest Rate Swap J, due 2014	125.0	(3.2)	125.0	(3.3)
Interest Rate Swap K, due 2014	125.0	(3.3)	125.0	(3.4)

	$1,375.0	$(43.1)	$1,375.0	$(52.3)

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

As of March 31, 2013 and December 31, 2012, the Company had recorded cash collateral of $3.4 million and $3.0 million, respectively, in Other current assets in the Condensed Consolidated Balance Sheets, as the balances are subject to frequent change. The Company has also posted $20.0 million of collateral in the form of letters of credit.

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

The following table summarizes the outstanding foreign currency forward contracts as of March 31, 2013 and December 31, 2012 (amounts in millions):

	March 31, 2013		December 31, 2012
	Notional Amount	Fair Value	Notional Amount	Fair Value
Japanese Yen (JPY)	¥975.0	$(0.8)	¥675.0	$(0.2)

		$(0.8)		$(0.2)

Commodity

The Company’s business is subject to commodity price risk, primarily with component suppliers. As a result, the Company enters into various commodity swap contracts that qualify as derivatives under the authoritative accounting guidance to manage certain of these exposures. Swap contracts are used to hedge forecasted transactions either of the commodity or of components containing the commodity. The Company has not qualified for hedge accounting treatment for these commodity contracts, and as a result, unrealized fair value adjustments and realized gains and losses associated with these contracts are charged directly to Other expense, net in the Condensed Consolidated Statements of Comprehensive Income during the period of change.

The following table summarizes the outstanding commodity swaps as of March 31, 2013 and December 31, 2012 (dollars in millions):

	March 31, 2013			December 31, 2012
	Notional Amount	Quantity	Fair Value	Notional Amount	Quantity	Fair Value
Aluminum	$16.4	7,675 metric tons	$(1.5)	$19.4	9,050 metric tons	$(0.1)
Steel	N/A	N/A	—	0.2	340 metric tons	(0.1)
Natural Gas	N/A	N/A	—	0.3	80,000 MMBtu	0.0

			$(1.5)			$(0.2)

The following tabular disclosures further describe the Company’s derivative instruments and their impact on the financial condition of the Company (dollars in millions):

	March 31, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Foreign currency contracts	Other current liabilities	$(0.8)	Other current liabilities	$(0.2)
Commodity contracts	Other current and non-current liabilities	(1.5)	Other current and non-current assets	0.2
			Other current and non-current liabilities	(0.4)
Interest rate contracts	Other current and non-current liabilities	(43.1)	Other current and non-current liabilities	(52.3)

Total derivatives not designated as hedging instruments		$(45.4)		$(52.7)

The fair values of the derivatives are recorded between Other current and non-current assets and Other current and non-current liabilities as appropriate in the Condensed Consolidated Balance Sheets. As of March 31, 2013, the amount recorded to Other current liabilities for foreign currency contracts was ($0.8) million. The amounts recorded to Other current and non-current liabilities for commodity contracts were ($1.0) million and ($0.5) million, respectively. The amounts recorded to Other current and non-current liabilities for interest rate contracts were ($32.5) million and ($10.6) million, respectively.

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

The following tabular disclosures further describe the Company’s derivative instruments and their impact on the results of operations of the Company (dollars in millions):

	Three months ended March 31, 2013		Three months ended March 31, 2012
	Location of (loss)/gain recognized on derivatives	Amount of (loss)/gain recognized on derivatives	Location of gain recognized on derivatives	Amount of gain recognized on derivatives
Derivatives not designated as hedging instruments
Foreign currency contracts	Other expense, net	$(0.9)	Other expense, net	$0.2
Commodity contracts	Other expense, net	(1.6)	Other expense, net	0.6
Interest rate contracts	Interest expense	9.2	Interest expense	4.5

Total gain recognized on derivatives not designated as hedging instruments		$6.7		$5.3

NOTE H. PRODUCT WARRANTY LIABILITIES

Product warranty liability activities consist of the following (dollars in millions):

	Three months ended March 31,
	2013	2012
Beginning balance	$109.7	$115.4
Payments	(9.9)	(8.9)
Increase in liability (warranty issued during period)	5.5	7.1
Net adjustments to liability	2.0	(0.2)
Accretion (for Predecessor liabilities)	0.2	0.2

Ending balance	$107.5	$113.6

As of March 31, 2013, the current and non-current liabilities were $35.9 million and $71.6 million, respectively. As of March 31, 2012, the current and non-current liabilities were $32.1 million and $81.5 million, respectively.

Deferred revenue for extended transmission coverage activity (dollars in millions):

	Three months ended March 31,
	2013	2012
Beginning balance	$63.5	$60.7
Increases	3.3	5.5
Revenue earned	(5.2)	(5.0)

Ending balance	$61.6	$61.2

As of March 31, 2013, the current and non-current liabilities were $21.0 million and $40.6 million, respectively. As of March 31, 2012, the current and non-current liabilities were $19.7 million and $41.5 million, respectively. The activity above excludes $0.5 million of deferred revenue related to defense contracts as of March 31, 2013.

NOTE I. OTHER EXPENSE, NET

Other expense, net consists of the following (dollars in millions):

	Three months ended March 31,
	2013	2012
Impairment loss on investments in technology-related initiatives	$(2.5)	$—
Unrealized (loss) gain on derivative contracts (see NOTE G)	(1.9)	0.7
Grant Program income	1.2	2.8
Gain on foreign exchange	0.6	0.7
Realized (loss) gain on derivative contracts (see NOTE G)	(0.6)	0.1
Loss on repurchases and redemptions of long-term debt (see NOTE F)	—	(13.5)
Initial public offering fees and expenses	—	(5.7)
Termination of Sponsors (defined below) services agreement	—	(16.0)
Other	0.1	0.1

Total	$(3.1)	$(30.8)

For the three months ended March 31, 2013, the Company made a $2.5 million payment as part of a co-development agreement signed in 2012 to expand our position in transmission technologies. Due to various uncertainties surrounding the investment including, but not limited to, the startup nature of the underlying business, its continued negative cash flow, undercapitalization and unproven business plan, the Company has impaired the investment to zero as of March 31, 2013. The related charge of $2.5 million was recorded in Other expense, net in the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013.

In 2009, the Company was notified by the U.S. Department of Energy that it was selected to receive matching funds from a grant program funded by the American Recovery and Reinvestment Act for the development of hybrid manufacturing capacity in the U.S. (the “Grant Program”). All applicable costs associated with the Grant Program have been charged to Engineering — research and development while the U.S. government’s matching reimbursement is recorded to Other expense, net in the Condensed Consolidated Statements of Comprehensive Income. Since inception of the Grant Program, the Company has recorded $42.0 million of Grant Program income to Other expense, net in the Condensed Consolidated Statements of Comprehensive Income.

For the three months ended March 31, 2013 and 2012, the Company recorded $1.4 million and $1.5 million, respectively, as a reduction of the basis of capital assets purchased under the Grant Program. Since inception of the Grant Program, the Company has placed approximately $7.1 million of assets in service under the Grant Program, resulting in related depreciation of $0.1 million and $0.1 million for the three months ended March 31, 2013 and 2012, respectively.

NOTE J. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (dollars in millions):

	As of March 31, 2013	As of December 31, 2012
Derivative liabilities	$34.3	$34.6
Sales allowances	26.2	27.0
Accrued interest payable	24.4	14.2
Payroll and related costs	23.8	47.5
Vendor buyback obligation	13.0	13.9
Defense price reduction reserve	12.2	12.0
Taxes payable	8.3	6.9
Research and development payable	3.1	—
Other accruals	9.2	11.3

Total	$154.5	$167.4

NOTE K. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost consist of the following (dollars in millions):

	Pension Plans		Post-retirement Benefits
	Three months ended March 31,		Three months ended March 31,
	2013	2012	2013	2012
Net periodic benefit cost:
Service cost	$4.1	$4.1	$0.8	$1.0
Interest cost	1.0	1.1	1.5	1.8
Expected return on assets	(1.6)	(1.5)	—	—
Prior service cost	0.0	0.0	(0.9)	—
Loss	0.2	0.4	—	—

Net periodic benefit cost	$3.7	$4.1	$1.4	$2.8

NOTE L. INCOME TAXES

The effective tax rate for the three months ended March 31, 2013 and March 31, 2012 was 38.1% and 30.3%, respectively. For the three months ended March 31, 2013, the Company recorded total tax expense of $16.9 million.

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

In accordance with the FASB’s authoritative guidance on accounting for uncertainty in income taxes, the Company had no liability for unrecognized tax benefits as of March 31, 2013 and December 31, 2012. The accounting guidance prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For the year ended December 31, 2012, the return will remain subject to examination by the various taxing authorities for the duration of the applicable statute of limitations (generally three years from the later of the date of filing or the due date of the return).

NOTE M. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table reconciles changes in Accumulated other comprehensive loss (“AOCL”) by component (net of tax, dollars in millions):

	Three months ended March 31, 2013
	Available-for- sale securities	Defined benefit pension items	Foreign currency items	Total
Beginning balance of AOCL	$2.2	$(36.9)	$(9.2)	$(43.9)

Other comprehensive income before reclassifications	0.1	—	(2.3)	(2.2)
Amounts reclassified from AOCL	—	(0.4)	—	(0.4)

Net current period other comprehensive income	$0.1	$(0.4)	$(2.3)	$(2.6)

Total AOCL	$2.3	$(37.3)	$(11.5)	$(46.5)

The following table shows the location in the Condensed Consolidated Statements of Comprehensive Income affected by reclassifications from AOCL (dollars in millions):

AOCL Components	Amount reclassified from AOCL	Affected line item in the condensed consolidated statements of comprehensive income
Amortization of defined benefit pension items:
Prior service cost	$0.7	Cost of sales
	0.2	Selling, general and administrative
Actuarial loss	(0.1)	Selling, general and administrative
	(0.1)	Engineering – research and development

Total reclassifications, before tax	0.7	Income before income taxes
Income tax expense	(0.3)	Tax expense

Total reclassifications	$0.4	Net of tax

Prior service cost and actuarial loss are included in the computation of the Company’s net periodic benefit cost. Please see NOTE K for additional details.

NOTE N. COMMITMENTS AND CONTINGENCIES

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

NOTE O. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

As of March 31, 2013, investment funds affiliated with The Carlyle Group and Onex Corporation (collectively, the “Sponsors”) owned a total of approximately 81.3% of the Company’s equity. Pursuant to an amended and restated stockholders agreement, a majority of the Board of Directors has been designated by the Sponsors and is affiliated with the Sponsors. As a result, the Sponsors or their nominees to the Board of Directors have the ability to control the appointment of management, the entering into of mergers, sales of substantially all of the Company’s assets and other extraordinary transactions and influence amendments to the Company’s certificate of incorporation. So long as the Sponsors continue to own a majority of the Company’s equity, they will have the ability to control the vote in any election of directors and will have the ability to prevent any transaction that requires stockholder approval regardless of whether others believe the transaction is in the Company’s best interests. The interests of the Sponsors could conflict with those of the Company’s other stockholders. In addition, the Sponsors may in the future own businesses that directly compete with the Company.

Senior Notes Held by Executive Officers

As of March 31, 2013, Lawrence E. Dewey, our Chairman, President and Chief Executive Officer, David S. Graziosi, our Executive Vice President, Chief Financial Officer and Treasurer, and Robert M. Price, our Vice President, Human Resources, held approximately $100,000, $450,000, and $150,000, respectively, in aggregate principal amount of the 7.125% Senior Notes.

NOTE P. EARNINGS PER SHARE

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

The following table reconciles the numerators and denominators used to calculate basic EPS and diluted EPS (in millions, except per share data):

	Three months ended March 31,
	2013	2012
Net income	$27.5	$58.0

Weighted average shares of common stock outstanding	184.7	181.4
Dilutive effect stock-based awards	3.1	4.8
Diluted weighted average shares of common stock outstanding	187.8	186.2

Basic earnings per share attributable to common stockholders	$0.15	$0.32

Diluted earnings per share attributable to common stockholders	$0.15	$0.31

NOTE Q. SUBSEQUENT EVENTS

On April 15, 2013, the Board of Directors of the Company declared a quarterly dividend of $0.12 per share on our common stock and non-voting common stock, which is an increase from the quarterly dividend of $0.06 per share that began in the second quarter of 2012.

On April 15, 2013, the Company announced a proposed secondary offering of its common stock by investment funds affiliated with the Sponsors. On April 17, 2013, the Company announced that the investment funds affiliated with the Sponsors would not proceed with the previously announced secondary offering of common stock due to market conditions. The registration statement for these offerings or distributions remains on file with the SEC.

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

The statements in this discussion regarding industry trends, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Cautionary Note Regarding Forward-Looking Statements” and Part II, Item 1A “Risk Factors” below. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Overview

Allison Transmission Holdings, Inc. and its subsidiaries (“our,” “us,” “we” or “Allison”) design and manufacture fully-automatic transmissions for medium- and heavy-duty commercial vehicles, medium- and heavy-tactical U.S. defense vehicles and hybrid-propulsion systems for transit buses. We generate our net sales primarily from the sale of transmissions, transmission parts, support equipment, defense kits, engineering services and extended transmission warranty coverage to a wide array of original equipment manufacturers (“OEMs”), distributors and the U.S. government. Although approximately 78% of our net sales were generated in North America in 2012, we have a global presence, serving customers in Europe, Asia, South America and Africa. We have approximately 2,800 employees and 12 different transmission product lines. We serve customers through an established network of approximately 1,400 authorized independent distributors and dealers worldwide. Since the introduction of our first fully-automatic transmission over 60 years ago, our products have gained acceptance in a wide variety of applications, including on-highway trucks (distribution, refuse, construction, fire and emergency), buses (primarily school, transit and hybrid-transit), motorhomes, off-highway vehicles and equipment (primarily energy, mining and construction) and defense vehicles (wheeled and tracked).

Recent Developments

On April 15, 2013, our Board of Directors declared a quarterly dividend of $0.12 per share on our common stock and non-voting common stock, which is an increase from our quarterly dividend of $0.06 per share that began in the second quarter of 2012.

On April 15, 2013, we announced a proposed secondary offering of our common stock by investment funds affiliated with the Sponsors. On April 17, 2013, we announced that the investment funds affiliated with the Sponsors would not proceed with the previously announced secondary offering of common stock due to market conditions. The registration statement for these offerings or distributions remains on file with the Securities and Exchange Commission.

Trends Impacting Our Business

Our net sales are driven by commercial vehicle production, which tends to be highly correlated to macroeconomic conditions. According to America’s Commercial Transportation Research, commercial truck and bus production volumes in our North American on-highway markets are projected to grow, but to remain below the 1998-2008 average production levels through 2015. However, we maintain a cautious approach given the continued heightened level of uncertainty in our end markets and the lack of near-term visibility and confidence in certain of our end markets. Our 2013 net sales outlook also incorporates an assumed continuation of cyclically low levels of demand in the North America energy sector’s hydraulic fracturing market, the previously considered reductions in U.S. defense spending to longer term averages experienced during periods without active conflicts and lower demand in the North America Hybrid-Propulsion Systems for Transit Bus end market due to municipal spending constraints. Accordingly, we assume year over year net sales reductions in the Global Off-Highway, Defense and North America Hybrid-Propulsion Systems for Transit Bus end markets partially offset by year over year net sales growth in the Global On-Highway.

First Quarter Net Sales by End Market (in millions)

End Market	Q1 2013 Net Sales	Q1 2012 Net Sales	% Variance
North America On-Highway	$188	$219	(14%)
North America Hybrid-Propulsion Systems for Transit Bus	31	35	(11%)
North America Off-Highway	8	74	(89%)
Defense	57	77	(26%)
Outside North America On-Highway	62	66	(6%)
Outside North America Off-Highway	21	32	(34%)
Service, Parts, Support Equipment & Other	90	99	(9%)

Total Net Sales	$457	$602	(24%)

North America On-Highway end market net sales were down 14% for the first quarter 2013 compared to the first quarter 2012, principally driven by lower demand for Rugged Duty Series models partially offset by increased demand for Motorhome Series models.

North America Hybrid-Propulsion Systems for Transit Bus end market net sales were down 11% for the first quarter 2013 compared to the first quarter 2012, principally driven by municipal subsidy and spending constraints, engine emission improvements and non-hybrid alternative technologies that generally require a fully automatic transmission (e.g. xNG).

North America Off-Highway end market net sales were down 89% for the first quarter 2013 compared to the first quarter of 2012, principally driven by lower demand from hydraulic fracturing applications due to weakness in natural gas pricing.

Defense end market net sales were down 26% for the first quarter 2013 compared to the first quarter 2012, principally driven by continued reductions in U.S. defense spending to longer term averages experienced during periods without active conflicts.

Outside North America On-Highway end market net sales were down 6% for the first quarter 2013 compared to the first quarter 2012, reflecting weakness in Asia partially offset by strength in Latin America.

Outside North America Off-Highway end market net sales were down 34% for the first quarter 2013 compared to the first quarter 2012, principally driven by weakness in the mining sector.

Service parts, support equipment & other end market net sales were down 9% for the first quarter 2013 compared to the first quarter 2012, principally driven by lower demand for North America Off-Highway service parts and global support equipment commensurate with lower transmission unit volumes, partially offset by price increases on certain products.

Key Components of our Results of Operations

Net sales

We generate our net sales primarily from the sale of transmissions, transmission parts, support equipment, defense kits, engineering services and extended transmission coverage to a wide array of OEMs, distributors and the U.S. government. Sales are recorded net of provisions for customer allowances and other rebates. Engineering services are recorded as net sales in accordance with the terms of the contract. The associated costs are recorded in cost of sales. We also have royalty agreements with third parties that provide net sales as a result of joint efforts in developing marketable products.

Cost of sales

Our most significant components of cost of sales are purchased parts, the overhead expense related to our manufacturing operations and direct labor associated with the manufacture and assembly of transmissions and parts. For the three months ended March 31, 2013, direct material costs were approximately 68%, overhead costs were approximately 25%, and direct labor costs were approximately 6% of total cost of sales. We are subject to changes in our cost of sales caused by movements in underlying commodity prices. We seek to hedge against this risk by using commodity swap contracts and long-term supply agreements (“LTSAs”). See “Item 3 Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk” included below.

Selling, general and administrative expenses

The principal components of our selling, general and administrative expenses are salaries and benefits for our office personnel, advertising and promotional expenses, product warranty expense, expenses relating to certain information technology systems and amortization of our intangibles.

Engineering — research and development

We incur costs in connection with research and development programs that are expected to contribute to future earnings. Such costs are expensed as incurred. In 2009, we were notified by the U.S. Department of Energy (“DOE”) that we were selected to receive matching funds up to $62.8 million from a cost-share grant program funded by the American Recovery and Reinvestment Act for the development of hybrid-propulsion system manufacturing capacity in the U.S. (the “Grant Program”). Applicable costs associated with the Grant Program have been charged to Engineering — research and development. The DOE’s matching reimbursement is recorded to Other expense, net in the Condensed Consolidated Statements of Comprehensive Income, included in Part I, Item 1 of this Quarterly Report on Form 10-Q, or in the case of capital expenditure, as a reduction in the cost basis of the capital asset.

Non-GAAP Financial Measures

We use Adjusted net income to measure our overall profitability because it better reflects our cash flow generation by capturing the actual cash interest paid and cash taxes paid rather than our interest expense and tax expense as calculated under accounting principles generally accepted in the United States of America (“GAAP”) and excludes the impact of the non-cash annual amortization of certain intangible assets and other certain non-recurring items. We use Adjusted EBITDA, Adjusted EBITDA excluding technology-related license expenses, Adjusted EBITDA margin, Adjusted EBITDA margin excluding technology-related license expenses and Adjusted free cash flow to evaluate and control our cash operating costs and to measure our operating profitability. We believe the presentation of Adjusted net income, Adjusted EBITDA, Adjusted EBITDA excluding technology-related license expenses, Adjusted EBITDA margin, Adjusted EBITDA margin excluding technology-related license expenses and Adjusted free cash flow enhances our investors’ overall understanding of the financial performance and cash flow of our business.

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

	For the three months ended March 31,
(unaudited, in millions)	2013	2012
Net income	$27.5	$58.0
plus:
Interest expense, net	33.9	40.7
Cash interest expense	(30.0)	(36.1)
Income tax expense	16.9	25.2
Cash income taxes	(1.2)	(2.9)
Technology-related investment expense (a)	2.5	—
Fee to terminate services agreement with the Sponsors (b)	—	16.0
Initial public offering expenses (c)	—	5.7
Amortization of intangible assets	29.9	37.5

Adjusted net income	$79.5	$144.1
Cash interest expense	30.0	36.1
Cash income taxes	1.2	2.9
Depreciation of property, plant and equipment	24.7	24.6
Loss on repurchases of long-term debt (d)	—	13.5
Unrealized loss (gain) on hedge contracts (e)	1.9	(0.7)
Other (f)	3.4	2.5

Adjusted EBITDA	$140.7	$223.0
Adjusted EBITDA excluding technology-related license expenses (g)	$146.7	$223.0

Net sales	$457.4	$601.9
Adjusted EBITDA margin	30.8%	37.0%
Adjusted EBITDA margin excluding technology-related license expenses (g)	32.1%	37.0%
Net cash provided by operating activities	$54.7	$139.6
(Deductions) or additions to reconcile to Adjusted free cash flow:
Additions of long-lived assets	(12.6)	(35.7)
Fee to terminate services agreement with the Sponsors (b)	—	16.0
Technology-related license expenses (g)	6.0	—

Adjusted free cash flow	$48.1	$119.9

(a)	Represents an impairment charge (recorded in Other expense, net) for investments in co-development agreements with various companies to expand our position in transmission technologies.
(b)	Represents a one-time payment (recorded in Other expense, net) to terminate the services agreement with The Carlyle Group and Onex Corporation (our “Sponsors”).

(c)	Represents fees and expenses (recorded in Other expense, net) related to our initial public offering in March 2012.
(d)	Represents a loss (recorded in Other expense, net) realized on the redemption of $200.0 million of Allison Transmission, Inc.’s (“ATI”), our wholly-owned subsidiary, 11.0% senior cash pay notes due November 2015 (“11.0% Senior Notes”).
(e)	Represents $1.9 million and ($0.7) million of unrealized loss (gain) (recorded in Other expense, net) on the mark-to-market of our foreign currency and commodities contracts as of March 31, 2013 and 2012, respectively.
(f)	Represents employee stock compensation expense and service fees (recorded in Selling, general and administrative expenses) paid to our Sponsors.
(g)	Represents payments (recorded in Engineering – research and development) for licenses to expand our position in transmission technologies.

Results of Operations

The following table sets forth certain financial information for the three months ended March 31, 2013 and 2012. The following table and discussion should be read in conjunction with the information contained in our condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Comparison of three months ended March 31, 2013 and 2012

	Three months ended March 31,
(unaudited, dollars in millions)	2013	% of net sales	2012	% of net sales
Net sales	$457.4	—	$601.9	—
Gross profit	198.3	43.4%	283.8	47.2%
Operating expenses:
Selling, general and administrative expenses	87.9	19.2	101.2	16.8
Engineering — research and development	29.0	6.4	27.9	4.7
Total operating expenses	116.9	25.6	129.1	21.5

Operating income	81.4	17.8	154.7	25.7
Other expense, net:
Interest expense, net	(33.9)	(7.4)	(40.7)	(6.8)
Other expense, net	(3.1)	(0.7)	(30.8)	(5.1)

Total other expense, net	(37.0)	(8.1)	(71.5)	(11.9)

Income before income taxes	44.4	9.7	83.2	13.8
Income tax expense	(16.9)	(3.7)	(25.2)	(4.2)

Net income	$27.5	6.0%	$58.0	9.6%

Net sales.

Net sales for the quarter ended March 31, 2013 were $457.4 million compared to $601.9 million for the quarter ended March 31, 2012, a decrease of 24.0%. The decrease was principally driven by a $77.0 million, or 73%, decrease in net sales of global off-highway products driven by lower demand from North America natural gas fracturing applications due to weakness in natural gas pricing and lower demand in the mining sector, a $35.0 million, or 12%, decrease in net sales of global on-highway commercial products, a $20.0 million, or 26%, decrease in net sales of defense products due to lower U.S. defense spending, a $9.0 million, or 9%, decrease in net sales of parts and other products, and a $4.0 million, or 11%, decrease in net sales of North America hybrid-propulsion systems for transit buses primarily driven by municipal subsidy and spending constraints.

Gross profit.

Gross profit for the quarter ended March 31, 2013 was $198.3 million compared to $283.8 million for the quarter ended March 31, 2012, a decrease of 30.1%. The decrease was principally driven by $89.0 million related to decreased net sales and $2.0 million of unfavorable material costs, partially offset by $3.0 million attributable to improved manufacturing performance and $2.0 million of price increases on certain products.

Selling, general and administrative expenses.

Selling, general and administrative expenses for the quarter ended March 31, 2013 were $87.9 million compared to $101.2 million for the quarter ended March 31, 2012, a decrease of 13.1%. The decrease was principally driven by $7.7 million of lower intangible asset amortization and reduced global commercial spending activities.

Engineering — research and development.

Engineering expenses for the quarter ended March 31, 2013 were $29.0 million compared to $27.9 million for the quarter ended March 31, 2012, an increase of 3.9%. The increase was principally driven by $6.0 million of higher technology-related license expense to expand our position in transmission technologies, partially offset by reduced product initiatives spending.

Interest expense, net.

Interest expense, net for the quarter ended March 31, 2013 was $33.9 million compared to $40.7 million for the quarter ended March 31, 2012, a decrease of 16.7%. The decrease was principally driven by $7.4 million of lower interest expense as a result of debt repayments and purchases and $4.7 million of more favorable mark-to-market adjustments for our interest rate derivatives, partially offset by $4.4 million of higher interest expense as a result of higher interest rates on ATI’s Senior Secured Credit Facility Term B-2 Loan due 2017 (“Term B-2 Loan”) and ATI’s Senior Secured Credit Facility Term B-3 Loan due 2019 (“Term B-3 Loan”), $0.5 million of higher amortization of deferred financing charges and $0.4 million of higher interest expense related to our interest rate swaps.

Other expense, net.

Other expense, net for the quarter ended March 31, 2013 was $3.1 million compared to $30.8 million for the quarter ended March 31, 2012, a decrease of 89.9%. The decrease in expense was principally driven by a $16.0 million payment in 2012 to terminate the services agreement with the Sponsors, $13.5 million of premiums and expenses in 2012 related to redemptions of long-term debt, $5.7 million of fees and expenses in 2012 related to our initial public offering and $0.2 million of favorable foreign exchange, partially offset by $2.7 million of expenses related to unrealized losses on derivative contracts, a $2.5 million loss on investments in technology-related initiatives, $1.6 million of decreased Grant Program income, $0.6 million of expenses related to realized losses on derivative contracts and $0.3 million of lower miscellaneous income.

Income tax expense.

Income tax expense for the first quarter of 2013 was $16.9 million resulting in an effective tax rate of 38.1% versus an effective tax rate of 30.3% in the first quarter of 2012. The change in the effective tax rate was principally driven by $21.7 million of discrete activity in the first quarter 2012 versus $2.5 million of discrete activity in the first quarter 2013.

Liquidity and Capital Resources

We generate cash primarily from our operating activities. We had total available cash and cash equivalents of $120.9 million and $80.2 million as of March 31, 2013 and December 31, 2012, respectively. Of the available cash and cash equivalents, approximately $115.9 million and $75.2 million was deposited in operating accounts while approximately $5.0 million and $5.0 million was invested in U.S. government backed securities as of March 31, 2013 and December 31, 2012, respectively.

Additionally, we had $375.4 million and $372.1 million available under the revolving portion of our Senior Secured Credit Facility (defined as the Term B-2 Loan, Term B-3 Loan and revolving credit facility), net of approximately $24.6 million and $27.9 million in letters of credit issued and outstanding as of March 31, 2013 and December 31, 2012, respectively. For the three months ended March 31, 2013, we made periodic withdrawals and payments on our revolving credit facility as part of our debt management plans. The maximum amount outstanding at any time on the revolving credit facility was $20.0 million, and all balances were repaid within the quarter. As of March 31, 2013 and December 31, 2012, we had no outstanding borrowings on our revolving credit facility.

In March 2012, ATI entered into an amendment with the term loan lenders under its Senior Secured Credit Facility to extend the maturity of approximately $801.1 million in principal amount of ATI’s Senior Secured Credit Facility Term B-1 Loan due 2014 (“Term B-1 Loan”) from August 2014 to August 2017 and to increase the applicable margin at our option to either (a) 3.50% over the London Interbank Offered Rate (“LIBOR”) or (b) 2.50% over the greater of the prime lending rate provided by the British Banking Association or the federal funds effective rate published by the Federal Reserve Bank of New York plus 0.50% (“Term B-2 Loan”).

In August 2012, ATI entered into an amendment with the term loan lenders under its Senior Secured Credit Facility to extend the maturity of approximately $850.0 million in principal amount of the Term B-1 Loan from August 2014 to August 2019 and to increase the applicable margin at our option to either (a) 3.25% or 3.00%, subject to our total leverage ratio, over the LIBOR (which may not be less than 1.00%) or (b) 2.25% or 2.00%, subject to our total leverage ratio, over the greater of the prime lending rate provided by the British Banking Association or the federal funds effective rate published by the Federal Reserve Bank of New York plus 0.50% (which may not be less than 2.00%)(“Term B-3 Loan”).

In October 2012, ATI entered into an amendment with the term loan lenders under its Senior Secured Credit Facility to extend the maturity of $300.0 million of the Term B-1 Loan from August 2014 to August 2019 and to increase the applicable margin at our option to either (a) 3.25% or 3.00%, subject to our total leverage ratio, over the LIBOR (which may not be less than 1.00%) or (b) 2.25% or 2.00%, subject to our total leverage ratio, over the greater of the prime lending rate provided by the British Banking Association or the federal funds effective rate published by the Federal Reserve Bank of New York (but not less than 2.00%)(“Term B-3 Loan”).

In February 2013, ATI entered into an amendment with the term loan lenders under its Senior Secured Credit Facility to refinance the entire outstanding principal amount of our Term B-2 Loan to reduce the applicable margin at our option to either (a) 3.00% over the LIBOR or (b) 2.00% over the greater of the prime lending rate provided by the British Banking Association or the federal funds effective rate published by the Federal Reserve Bank of New York. In February 2013, ATI also entered into an additional amendment with the term loan lenders under its Senior Secured Credit Facility to extend the maturity of approximately $411.4 million in principal amount of the Term B-1 Loan from August 2014 to August 2017 and to increase the applicable margin at our option to either (a) 3.00% over the LIBOR or (b) 2.00% over the greater of the prime lending rate provided by the British Banking Association or the federal funds effective rate published by the Federal Reserve Bank of New York plus 0.50% (“Term B-2 Loan”).

Our principal uses of cash are operating expenses, capital expenditures, debt service, dividends on common stock and working capital needs. The following table shows our sources and uses of funds for the three months ended March 31, 2013 and 2012 (in millions):

	Three months ended March 31,
Statement of Cash Flows Data	2013	2012
Cash flows from operating activities	$54.7	$139.6
Cash flows used for investing activities	(19.1)	(35.4)
Cash flows provided by (used for) financing activities	2.1	(217.8)

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

Cash provided by operating activities

Operating activities for the three months ended March 31, 2013 generated $54.7 million of cash compared to $139.6 million for the three months ended March 31, 2012. The decrease was primarily driven by decreased net sales, lower accounts payable commensurate with decreased net sales and payment of technology-related licenses, partially offset by lower accounts receivable commensurate with decreased net sales, lower interest expense and decreased spending commensurate with reduced global commercial activities and product initiatives.

Cash used for investing activities

Investing activities for the three months ended March 31, 2013 used $19.1 million of cash compared to $35.4 million for the three months ended March 31, 2012. The decrease was primarily driven by a decrease of $23.1 million in capital expenditures, partially offset by $6.3 million of increased investments in technology-related initiatives. The decrease in capital expenditures was primarily driven by the 2012 expansion of our India facility and lower product initiative spending, partially offset by increased investments in productivity and replacement programs.

Cash used for financing activities

Financing activities for the three months ended March 31, 2013 provided $2.1 million of cash compared to using $217.8 million of cash for the three months ended March 31, 2012. The increase was driven by the 2012 redemption of $200.0 million of ATI’s 11.0% Senior Notes and $15.8 million related to proceeds from the exercise of stock options in 2013, partially offset by $11.1 million of dividend payments in the first quarter of 2013.

Our liquidity requirements are significant, primarily due to our debt service requirements. A one-eighth percent change in assumed interest rates for the Senior Secured Credit Facility, if fully drawn, as of March 31, 2013 would have a yearly impact of $0.6 million on interest expense, which includes the partial offset of our interest rate swaps. Our ability to make payments on and to refinance our indebtedness, and to fund planned capital expenditures will depend on our ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control.

The Senior Secured Credit Facility requires us to maintain a specified maximum total senior secured leverage ratio of 5.50x for the remainder of the term of the loans. As of March 31, 2013, we were in compliance with the maximum total senior secured leverage ratio, achieving a 3.57x ratio. Within the terms of the Senior Secured Credit Facility, a senior secured leverage ratio below 3.50x results in a 12.5 basis point reduction to the revolving credit facility commitment fee and elimination of excess cash flow payments on the Senior Secured Credit Facility for the applicable year. These reductions remain in effect as long as we continue to achieve a senior secured leverage ratio below 3.50x. A total leverage ratio below 3.25x results in a 25 basis point reduction to the applicable margin on our Term B-3 Loan. This reduction would remain in effect as long as we achieve a total leverage ratio below 3.25x. As of March 31, 2013, the total leverage ratio was 4.33x.

In addition to the maximum total secured leverage ratio, the Senior Secured Credit Facility and the indenture governing ATI’s 7.125% senior cash pay notes due May 2019 (“7.125% Senior Notes”) include, among other things, customary restrictions (subject to certain exceptions) on our ability to incur certain indebtedness or liens, make certain investments or declare or pay certain dividends. As of March 31, 2013, we are in compliance with all covenants under the Senior Secured Credit Facility.

Prior to May 15, 2015, we may redeem some or all of our 7.125% Senior Notes by paying the applicable “make-whole” premium. At any time on or after May 15, 2015, we may redeem some or all of the 7.125% Senior Notes at specified redemption prices in the governing indenture.

To manage interest rate risk associated with our variable rate debt, we have eight interest rate swap contracts as of March 31, 2013 that qualify as derivatives under authoritative accounting guidance for derivative instruments and hedging activities. Our interest rate swaps do not qualify for hedge accounting treatment and, as a result, fair value adjustments are charged directly to interest expense in the Condensed Consolidated Statements of Comprehensive Income. Despite the fact that we have elected a mark-to-market approach as opposed to hedge accounting treatment, the contracts are used strictly as an economic hedge and not for speculative purposes.

Certain of our interest rate derivatives contain credit-risk and collateral contingent features under which downgrades in our credit rating could require us to increase our collateral. Certain interest rate derivatives also contain provisions under which we may be required to post additional collateral if LIBOR reaches certain levels. As of March 31, 2013, we have been required to post collateral of $3.4 million in cash and $20.0 million in letters of credit as a result of changes in interest rates. We may be required to post additional collateral until the LIBOR curve reaches zero.

Assuming all collateral contingent features remain the same, a 1% increase or decrease in the LIBOR interest rate curve as of March 31, 2013 would correspondingly reduce our collateral requirement by approximately $6.9 million or increase our collateral requirement by approximately $7.0 million, respectively, in a combination of cash and letters of credit.

Contingencies

We are a party to various legal actions and administrative proceedings and subject to various claims arising in the ordinary course of business, including those relating to commercial transactions, product liability, safety, health, taxes, environmental and other matters. For more information, see NOTE N of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Significant Accounting Estimates

Our principal accounting policies are described in the “Basis of Presentation and Principles of Consolidation” section in the notes to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission on February 28, 2013. The preparation of the condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the applicable reporting period. Differences between actual and estimate are recorded in the period identified. Management believes the accounting estimates discussed above represent those accounting estimates requiring the exercise of judgment where a different set of judgments could result in the greatest changes to our reported results.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board (“FASB”) issued authoritative accounting guidance on a parent company’s accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. The guidance clarifies that when a parent company ceases to have a controlling financial interest in a subsidiary or group of assets, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The guidance is effective for fiscal years beginning after December 15, 2013. While the adoption of this guidance is not expected to have an effect on our condensed consolidated financial statements, it could affect the accounting treatment applied under these circumstances in the future.

In February 2013, the FASB issued authoritative accounting guidance on presentation and disclosure of reclassifications out of accumulated other comprehensive income. The guidance gives an entity the option to present significant amounts reclassified out of each component of accumulated other comprehensive income and the income statement line items affected by the reclassification either parenthetically on the face of the financial statements or in the footnotes to the financial statements. The guidance is effective for interim and annual reporting periods beginning after December 15, 2012. The adoption of this guidance did not have a material effect on our condensed consolidated financial statements; however, it requires us to present additional disclosures in the footnotes to the condensed consolidated financial statements when significant amounts are reclassified out of accumulated other comprehensive income.

In January 2013, the FASB issued authoritative accounting guidance clarifying the scope of new balance sheet offsetting disclosures issued in December 2011 for derivatives, repurchase agreements, and securities lending transactions that are either offset in the financial statements or subject to an enforceable master netting arrangement or similar agreement. The guidance is effective for interim and annual periods beginning on or after January 1, 2013. The adoption of this guidance did not have a material effect on our condensed consolidated financial statements.

In December 2011, the FASB issued authoritative accounting guidance on enhancing disclosures to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. The guidance requires improved information and disclosures about gross and net amounts of recognized assets and liabilities of financial and derivative instruments that are offset in an entity’s statement of financial position. The guidance applies retrospectively for interim and annual reporting periods beginning on or after January 1, 2013. The adoption of this guidance did not have a material effect on our condensed consolidated financial statements.

Certain Relationships and Related Party Transactions

As of March 31, 2013, our Sponsors each owned approximately 40.6% of our equity. Pursuant to an amended and restated stockholders agreement, a majority of the Board of Directors has been designated by our Sponsors and is affiliated with our Sponsors. As a result, our Sponsors or their nominees to the Board of Directors have the ability to control the appointment of our management, the entering into of mergers, sales of substantially all of our assets and other extraordinary transactions and influence amendments to our certificate of incorporation. So long as our Sponsors continue to own a majority of our equity, they will have the ability to control the vote in any election of directors and will have the ability to prevent any transaction that requires stockholder approval regardless of whether others believe the transaction is in our best interests. The interests of our Sponsors could conflict with those of our other stockholders. In addition, our Sponsors may in the future own businesses that directly compete with ours.

Senior Notes Held by Executive Officers

As of March 31, 2013, Lawrence E. Dewey, our Chairman, President and Chief Executive Officer, David S. Graziosi, our Executive Vice President, Chief Financial Officer and Treasurer, and Robert M. Price, our Vice President, Human Resources, held approximately $100,000, $450,000, and $150,000, respectively in aggregate principal amount of the 7.125% Senior Notes.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. The words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Although forward-looking statements reflect management’s good faith beliefs, reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements speak only as of the date the statements are made. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to: risks related to our substantial indebtedness; our participation in markets that are competitive; the highly cyclical industries in which certain of our end users operate; the failure of markets outside North America to increase adoption of fully-automatic transmissions; the concentration of our net sales in our top five customers and the loss of any one of these; future reductions or changes in government subsidies for hybrid vehicles, U.S. defense spending; general economic and industry conditions; the discovery of defects in our products, resulting in delays in new model launches, recall campaigns and/or increased warranty costs and reduction in future sales or damage to our brand and reputation; our ability to prepare for, respond to and successfully achieve our objectives relating to technological and market developments and changing customer needs; risks associated with our international operations; and labor strikes, work stoppages or similar labor disputes, which could significantly disrupt our operations or those of our principal customers.

Important factors that could cause actual results to differ materially from our expectations are disclosed under Part II, Item 1A “Risk Factors” herein and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission on February 28, 2013. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements as well as other cautionary statements that are made from time to time in our public communications. You should evaluate all forward-looking statements made in this Quarterly Report on Form 10-Q in the context of these risks and uncertainties.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk consists of changes in interest rates, foreign currency rate fluctuations and movements in commodity prices.

Interest Rate Risk

We are subject to interest rate market risk in connection with a portion of our long-term debt. Our principal interest rate exposure relates to outstanding amounts under our Senior Secured Credit Facility. Our Senior Secured Credit Facility provides for variable rate borrowings of up to $2,719.0 million including $375.4 million under our revolving credit facility, net of $24.6 million of letters of credit. Assuming the Senior Secured Credit Facility is fully drawn, each one-eighth percentage point increase or decrease in the applicable interest rates would correspondingly change our interest expense on the Senior Secured Credit Facility by approximately $0.6 million per year. This includes the partial offset of the interest rate swaps described below. As of March 31, 2013, we had no outstanding borrowings against the revolving credit facility.

From time to time, we enter into interest rate swap agreements to hedge our variable interest rate debt. Below is a list of our interest rate swaps as of March 31, 2013:

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

In certain circumstances, we and the counterparty are required to provide additional collateral under these swaps. We are exposed to increased interest expense if a counterparty defaults. Refer to NOTE F and NOTE G of the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Exchange Rate Risk

While our net sales and costs are denominated primarily in U.S. Dollars, net sales, costs, assets and liabilities are generated in other currencies including Japanese Yen, Euro, Indian Rupee, Brazilian Real, Chinese Yuan Renminbi, Canadian Dollar and Hungarian Forint. The expansion of our business outside North America may further increase the risk that cash flows resulting from these activities may be adversely affected by changes in currency exchange rates. As of March 31, 2013, we hold hedging contracts in the Japanese Yen, which are intended to hedge either known or forecasted cash flow payments denominated in the currency. We do not hold financial instruments for trading or speculative purposes.

Assuming current levels of foreign currency transactions, a 10% increase or decrease in the Japanese Yen, Euro, Indian Rupee, Chinese Yuan Renminbi and Canadian Dollar would correspondingly change our earnings by an estimated $5 million per year. This includes the partial offset of our hedging contracts described above. All other exposure to foreign currencies is considered immaterial.

Commodity Price Risk

We are subject to changes in our cost of sales caused by movements in underlying commodity prices. Approximately two-thirds of our cost of sales consists of purchased components with significant raw material content. A substantial portion of the purchased parts are made of aluminum and steel. The cost of aluminum parts include an adjustment factor on future purchases for fluctuations in aluminum prices based on accepted industry indices. In addition, a substantial amount of steel-based contracts also include an index-based component. As our costs change, we are able to pass through a portion of the changes in commodity prices to certain of our customers according to our LTSAs. We historically have not entered into long-term purchase contracts related to the purchase of aluminum and steel. We currently hold financial forward contracts that are intended to hedge forecasted aluminum purchases. Based on our forecasted demand for 2013 and 2014, as of March 31, 2013, the hedge contracts cover approximately 23% and 20% of our aluminum requirements, respectively. We do not hold financial instruments for trading or speculative purposes.

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

From time to time, we are a party to various legal actions in the normal course of our business, including those related to commercial transactions, product liability, safety, health, taxes, environmental and other matters. See NOTE N in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

We have updated the risk factors presented in our most recent Annual Report on Form 10-K. Except for the updates below, there have been no material changes in our assessment of our risk factors. You should carefully consider the risks and uncertainties described in our most recent Annual Report on Form 10-K in addition to the risk factors described below. It is impossible to predict or identify all such factors and, as a result, you should not consider the following factors to be a complete discussion of risks, uncertainties and assumptions.

Upon the sale of a sufficient number of shares by the Sponsors, we will no longer be a controlled company, and we may have difficulties complying with NYSE rules relating to the composition of our board of directors.

Our common stock is listed on the New York Stock Exchange (the “NYSE”). Under the NYSE rules, a company of which more than 50% of the voting power is held by a person or group of persons acting together is a “controlled company.” As a controlled company under NYSE rules, we have not been subject to a number of corporate governance rules relating to composition of our board of directors and certain committees.

Upon the sale of a sufficient number of shares by the Sponsors, we will no longer be a controlled company and, in accordance with NYSE rules, would have to phase into compliance with certain requirements from which we are now exempt, including:

•	the requirement that a majority of the board of directors consist of independent directors;

•

the requirement that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;

•	the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	the requirement for an annual performance evaluation of the nominating and corporate governance and compensation committees.

We intend to comply with these NYSE rules if we cease to be a controlled company. However, there can be no assurance that we will be able to attract and retain the number of independent directors needed to comply with NYSE rules during the phase-in period for compliance.

Sales of substantial amounts of our common stock, or the possibility of such sales, may adversely affect the price of our common stock.

Sales of substantial amounts of our common stock in the public market by the Sponsors or by us, or the perception that such sales will occur, could adversely affect the market price of our common stock and make it difficult for us to raise funds through securities offerings in the future. As of March 31, 2013, there were 185,417,406 shares of our common stock issued and outstanding, of which all of the 30,015,000 shares sold in registered offerings are freely transferable without restriction or further registration under the Securities Act, unless acquired by our “affiliates” as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”).

In addition, all shares of common stock issued upon exercise of stock options and other equity-based awards granted under our stock incentive plans will also be freely tradable under the Securities Act unless acquired by our affiliates. A maximum of 30.2 million shares of common stock are reserved for issuance under our stock incentive plans, some of which have already been issued.

The remaining shares of common stock outstanding, including the 150,697,499 shares of common stock currently owned by the Sponsors, are “restricted securities” within the meaning of Rule 144 under the Securities Act, but are eligible for resale subject to applicable volume, manner of sale, holding period and other limitations of Rule 144, pursuant to an effective registration statement or pursuant to an exemption from registration under Rule 701 under the Securities Act.

The Sponsors have the right under certain circumstances to require that we register all of their shares of common stock for resale under the Securities Act. On April 15, 2013, we filed such a registration statement for the resale of our common stock, from time to time in one or more offerings, by selling stockholders to be named, and upon specific terms to be contained, in one or more supplements to the registration statement. The sale by the Sponsors of such registered shares of common stock would increase the number of shares of our common stock eligible to be traded on the NYSE, which could depress the market price of our common stock.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Description

10.25	Amendment No. 6 to the Credit Agreement, dated as of February 6, 2013, among Allison Transmission Holdings, Inc., Allison Transmission, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties thereto as Lenders, Citicorp North America, Inc., as Administrative Agent and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 6, 2013)

10.26	Amendment No. 7 to the Credit Agreement, dated as of February 6, 2013 among Allison Transmission Holdings, Inc., Allison Transmission, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties thereto as Lenders, Citicorp North America, Inc., as Administrative Agent and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed February 6, 2013)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 30, 2013	ALLISON TRANSMISSION HOLDINGS, INC.

	By:	/s/ Lawrence E. Dewey
	Name:	Lawrence E. Dewey
	Title:	Chairman, President and Chief Executive Officer

Date: April 30, 2013	By:	/s/ David S. Graziosi
	Name:	David S. Graziosi
	Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Accounting Officer)