Form 10-Q
period 2013-06-30
Allison Transmission Holdings Inc
filed 2013-07-30
CIK 1411207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 16, 2013, there were 186,455,855 shares of Common Stock and 1,185 shares of Non-voting Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Unaudited Condensed Consolidated Financial Statements

Allison Transmission Holdings, Inc.

Condensed Consolidated Balance Sheets

(unaudited, dollars in millions, except share data)

	June 30, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$227.4	$80.2
Accounts receivables — net of allowance for doubtful accounts of $1.2 and $0.9, respectively	208.5	165.0
Inventories	162.9	157.1
Deferred income taxes, net	56.7	55.3
Other current assets	31.1	32.7

Total Current Assets	686.6	490.3
Property, plant and equipment, net	563.3	596.2
Intangible assets, net	1,661.1	1,716.1
Goodwill	1,941.0	1,941.0
Deferred income taxes, net	1.1	32.3
Other non-current assets	84.7	90.1

TOTAL ASSETS	$4,937.8	$4,866.0

LIABILITIES
Current Liabilities
Accounts payable	$168.4	$133.1
Product warranty liability	35.8	36.2
Current portion of long-term debt	23.5	19.5
Deferred revenue	21.3	21.6
Other current liabilities	165.0	167.4

Total Current Liabilities	414.0	377.8
Product warranty liability	69.8	73.5
Deferred revenue	40.2	42.6
Long-term debt	2,785.5	2,801.3
Deferred income taxes	10.4	0.1
Other non-current liabilities	188.9	213.8

TOTAL LIABILITIES	3,508.8	3,509.1
Commitments and contingencies (see NOTE N)

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 1,880,000,000 shares authorized, 186,170,611 issued and 186,146,911 outstanding	1.9	1.8
Non-voting common stock, $0.01 par value, 20,000,000 shares authorized, 1,185 issued and outstanding	0.0	0.0
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Treasury stock	(0.2)	(0.2)
Paid in capital	1,638.0	1,601.5
Accumulated deficit	(157.7)	(202.3)
Accumulated other comprehensive loss, net of tax	(53.0)	(43.9)

TOTAL STOCKHOLDERS’ EQUITY	1,429.0	1,356.9

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$4,937.8	$4,866.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited, dollars in millions, except share data)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net sales	$512.1	$559.4	$969.5	$1,161.3
Cost of sales	286.0	307.5	545.1	625.6

Gross profit	226.1	251.9	424.4	535.7
Selling, general and administrative expenses	85.6	109.1	173.5	210.3
Engineering — research and development	22.8	23.2	51.8	51.1

Operating income	117.7	119.6	199.1	274.3
Interest income	0.2	0.3	0.4	0.6
Interest expense	(33.5)	(34.4)	(67.6)	(75.4)
Other expense, net	(2.6)	(22.8)	(5.7)	(53.6)

Income before income taxes	81.8	62.7	126.2	145.9
Income tax (expense) benefit	(31.3)	350.1	(48.2)	324.9

Net income	$50.5	$412.8	$78.0	$470.8

Basic earnings per share attributable to common stockholders	$0.27	$2.28	$0.42	$2.60

Diluted earnings per share attributable to common stockholders	$0.26	$2.21	$0.41	$2.55

Dividends declared per common share	$0.12	$0.06	$0.18	$0.06

Comprehensive income	$44.0	$404.6	$68.9	$469.5

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited, dollars in millions)

	Six months ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$78.0	$470.8
Add (deduct) items included in net income not using (providing) cash:
Amortization of intangible assets	55.0	75.0
Depreciation of property, plant and equipment	49.7	49.9
Deferred income taxes	49.0	(330.8)
Unrealized gain on derivatives	(15.7)	(10.3)
Stock-based compensation	7.7	3.5
Excess tax benefit from stock-based compensation	(7.0)	—
Amortization of deferred financing costs	4.7	4.6
Impairment loss on investment in technology-related initiatives	2.5	8.0
Loss on repayments and redemptions of long-term debt	—	21.1
Loss on re-measurement of employee benefit plan	—	2.3
Other	(0.2)	(0.2)
Changes in assets and liabilities:
Accounts receivable	(44.2)	(42.0)
Inventories	(7.8)	(14.2)
Accounts payable	35.6	23.9
Other assets and liabilities	(22.9)	(15.1)

Net cash provided by operating activities	184.4	246.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of long-lived assets	(25.8)	(62.5)
Investments in technology-related initiatives	(6.3)	(8.0)
Collateral for interest rate derivatives	1.3	0.1
Proceeds from disposal of assets	0.2	0.4

Net cash used for investing activities	(30.6)	(70.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend payments	(33.4)	(10.9)
Proceeds from exercise of stock options	25.2	—
Payments on long-term debt	(11.8)	(45.5)
Excess tax benefit from stock-based compensation	7.0	—
Taxes paid related to net share settlement of equity awards	(3.1)	—
Debt financing fees	(1.6)	(2.3)
Redemptions of long-term debt	—	(326.9)
Payments on notes payable	—	(2.5)

Net cash used for financing activities	(17.7)	(388.1)
Effect of exchange rate changes on cash	11.1	9.7

Net increase (decrease) in cash and cash equivalents	147.2	(201.9)
Cash and cash equivalents at beginning of period	80.2	314.0

Cash and cash equivalents at end of period	$227.4	$112.1

Supplemental disclosures:
Interest paid	$79.6	$88.8
Income taxes paid	$3.0	$6.4

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(UNAUDITED)

NOTE A. OVERVIEW

Overview

Allison Transmission Holdings, Inc. and its subsidiaries (the “Company” or “Allison”), design and manufacture commercial and defense fully-automatic transmissions.

The business was founded in 1915 and has been headquartered in Indianapolis, Indiana since inception. The Company has 12 different transmission product lines. Although approximately 78% of revenues were generated in North America in 2012, the Company has a global presence by serving customers in Europe, Asia, South America and Africa. The Company serves customers through an independent network of approximately 1,400 independent distributor and dealer locations worldwide.

Since the introduction of the Company’s first fully-automatic transmission over 60 years ago, the Company’s products have gained acceptance in a wide variety of applications, including on-highway trucks (distribution, refuse, construction, fire and emergency), buses (principally school, transit and hybrid-transit), motorhomes, off-highway vehicles and equipment (principally energy, mining and construction) and defense vehicles (wheeled and tracked). The Company has developed over 100 different product models that are used in more than 2,500 different vehicle configurations, which are compatible with more than 500 combinations of engine brands, models and ratings. The Company also sells support equipment and Allison-branded replacement parts for the Company’s transmissions and remanufactured transmissions for use in the vehicle aftermarket.

NOTE B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements as of and for the three and six months ended June 30, 2013 and 2012 have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the condensed consolidated financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. The information herein reflects all normal recurring material adjustments, which are, in the opinion of management, necessary for the fair presentation of the results for the periods presented. The condensed consolidated financial statements herein consist of all wholly-owned domestic and foreign subsidiaries with all significant intercompany transactions eliminated.

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

In February 2013, the FASB issued authoritative accounting guidance on presentation and disclosure of reclassifications out of accumulated other comprehensive income. The guidance gives an entity the option to present significant amounts reclassified out of each component of accumulated other comprehensive income and the income statement line items affected by the reclassification either parenthetically on the face of the financial statements or in the footnotes to the financial statements. The guidance became effective for interim and annual reporting periods beginning after December 15, 2012. The adoption of this guidance did not have a material effect on the Company’s condensed consolidated financial statements; however, it requires the Company to present additional disclosures in the footnotes to the condensed consolidated financial statements when significant amounts are reclassified out of accumulated other comprehensive income.

In January 2013, the FASB issued authoritative accounting guidance clarifying the scope of new balance sheet offsetting disclosures issued in December 2011 for derivatives, repurchase agreements and securities lending transactions that are either offset in the financial statements or subject to an enforceable master netting arrangement or similar agreement. The guidance became effective for interim and annual periods beginning on or after January 1, 2013. The adoption of this guidance did not have a material effect on the Company’s condensed consolidated financial statements.

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

NOTE C. INVENTORIES

Inventories consisted of the following components (dollars in millions):

	June 30, 2013	December 31, 2012
Purchased parts and raw materials	$79.0	$80.6
Work in progress	8.1	7.5
Service parts	45.5	44.5
Finished goods	30.3	24.5

Total inventories	$162.9	$157.1

Inventory components shipped to third parties, primarily transmission cores, parts to re-manufacturers, and parts to contract manufacturers, in which the Company has an obligation to buyback, are included in purchased parts and raw materials, with an offsetting liability in Other current liabilities.

NOTE D. GOODWILL AND OTHER INTANGIBLE ASSETS

As of June 30, 2013 and December 31, 2012, the carrying amount of the Company’s Goodwill was $1,941.0 million. The following presents a summary of other intangible assets (dollars in millions):

	June 30, 2013			December 31, 2012
	Intangible assets, gross	Accumulated amortization	Intangible assets, net	Intangible assets, gross	Accumulated amortization	Intangible assets, net
Other intangible assets:
Trade name	$870.0	$—	$870.0	$870.0	$—	$870.0
Customer relationships — defense	62.3	(22.6)	39.7	62.3	(20.8)	41.5
Customer relationships — commercial	831.8	(348.1)	483.7	831.8	(321.2)	510.6
Proprietary technology	476.3	(224.8)	251.5	476.3	(205.8)	270.5
Non-compete agreement	17.3	(10.2)	7.1	17.3	(9.4)	7.9
Patented technology — defense	28.2	(19.6)	8.6	28.2	(17.9)	10.3
Tooling rights	4.5	(4.0)	0.5	4.5	(3.9)	0.6
Patented technology — commercial	260.6	(260.6)	—	260.6	(255.9)	4.7

Total	$2,551.0	$(889.9)	$1,661.1	$2,551.0	$(834.9)	$1,716.1

As of June 30, 2013 and December 31, 2012, the net carrying value of our Goodwill and other intangibles was $3,602.1 million and $3,657.1 million, respectively.

Amortization expense related to other intangible assets for the next five years and thereafter is expected to be (dollars in millions):

	2014	2015	2016	2017	2018	Thereafter
Amortization expense	$98.8	$97.1	$92.4	$89.7	$87.2	$275.5

NOTE E. FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with the FASB’s authoritative accounting guidance on fair value measurements, fair value is the price (exit price) that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company principally applies the market approach for recurring fair value measurements and utilizes the best available information that maximizes the use of observable inputs and minimizes the use of unobservable inputs. The Company is able to classify fair value balances based on the observability of those inputs. The accounting guidance establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy defined by the relevant guidance are as follows:

Level 1 — Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 principally consists of financial instruments such as exchange-traded derivatives, listed equities and publicly traded bonds.

Level 2 — Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are principally industry standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

Level 3 — Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At each balance sheet date, the Company performs an analysis of all instruments subject to authoritative accounting guidance and includes, in Level 3, all of those whose fair value is based on significant unobservable inputs. As of June 30, 2013 and December 31, 2012, the Company did not have any Level 3 financial assets or liabilities.

The Company’s assets and liabilities that are measured at fair value include cash and cash equivalents, available-for-sale securities, derivative instruments, assets held in a rabbi trust and a deferred compensation obligation. The Company’s cash equivalents consist of short-term U.S. government backed securities. The Company’s available-for-sale securities consist of ordinary shares of Torotrak plc (“Torotrak”) associated with a license and exclusivity agreement with Torotrak. Torotrak’s listed shares are traded on the London Stock Exchange under the ticker symbol “TRK.” The Company’s derivative instruments consist of interest rate swaps, foreign currency forward contracts and commodity swaps. The Company’s assets held in the rabbi trust consist principally of publicly available mutual funds and target date retirement funds. The Company’s deferred compensation obligation is directly related to the fair value of assets held in the rabbi trust.

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

For the fair value measurement of foreign currency derivatives, the Company uses forward foreign exchange rates received from the issuing financial institution. These rates are periodically corroborated by comparing to third-party broker quotes. The foreign currency hedges are accounted for within the authoritative accounting guidance set forth on accounting for derivative instruments and hedging activities and have been recorded at fair value based upon quoted market rates. The fair values are included in Other current and non-current assets and liabilities in the Condensed Consolidated Balance Sheets. The Company generally does not elect to apply hedge accounting for these foreign currency contracts, and as a result, unrealized fair value adjustments and realized gains and losses are recorded in Other expense, net in the Condensed Consolidated Statements of Comprehensive Income during the period of change.

For the fair value measurement of commodity derivatives, the Company uses forward prices received from the issuing financial institution. These rates are periodically corroborated by comparing to third-party broker quotes. The commodity derivatives are accounted for within the authoritative accounting guidance set forth on accounting for derivative instruments and hedging activities and have been recorded at fair value based upon quoted market rates. The fair values are included in Other current and non-current assets and liabilities in the Condensed Consolidated Balance Sheets. The Company has either not qualified for or not elected hedge accounting treatment for these commodity contracts, and as a result, unrealized fair value adjustments and realized gains and losses are recorded in Other expense, net in the Condensed Consolidated Statements of Comprehensive Income.

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

The following table summarizes the fair value of the Company’s financial assets and (liabilities) as of June 30, 2013 and December 31, 2012 (dollars in millions):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		TOTAL
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Cash and cash equivalents	$227.4	$80.2	$—	$—	$227.4	$80.2
Available-for-sale securities	9.6	6.1	—	—	9.6	6.1
Rabbi trust assets	0.8	0.2	—	—	0.8	0.2
Deferred compensation obligation	(0.8)	(0.2)	—	—	(0.8)	(0.2)
Derivative assets	—	—	0.0	0.2	0.0	0.2
Derivative liabilities	—	—	(36.9)	(52.9)	(36.9)	(52.9)

Total	$237.0	$86.3	$(36.9)	$(52.7)	$200.1	$33.6

Of the available Cash and cash equivalents, approximately $222.4 million and $75.2 million was deposited in operating accounts while approximately $5.0 million and $5.0 million was invested in U.S. government backed securities as of June 30, 2013 and December 31, 2012, respectively.

NOTE F. DEBT

Long-term debt and maturities are as follows (dollars in millions):

	June 30, 2013	December 31, 2012
Long-term debt:
Senior Secured Credit Facility Term B-1 Loan, variable, due 2014	$—	$411.4
Senior Secured Credit Facility Term B-2 Loan, variable, due 2017	1,198.5	793.1
Senior Secured Credit Facility Term B-3 Loan, variable, due 2019	1,139.2	1,145.0
Senior Notes, fixed 7.125%, due 2019	471.3	471.3

Total long-term debt	2,809.0	2,820.8
Less: current maturities of long-term debt	23.5	19.5

Total long-term debt less current portion	$2,785.5	$2,801.3

As of June 30, 2013, the Company had $1,198.5 million of indebtedness associated with Allison Transmission, Inc.’s (“ATI”), the Company’s wholly-owned subsidiary, Senior Secured Credit Facility Term B-2 Loan due 2017 (“Term B-2 Loan”) and $1,139.2 million of indebtedness associated with ATI’s Senior Secured Credit Facility Term B-3 Loan due 2019 (“Term B-3 Loan”) (together the Term B-2 Loan, Term B-3 Loan and revolving credit facility are defined as the “Senior Secured Credit Facility”). The Company also had indebtedness of $471.3 million of ATI’s 7.125% senior cash pay notes due May 2019 (“7.125% Senior Notes”).

The fair value of the Company’s long-term debt obligations as of June 30, 2013 was $2,841.9 million. The fair value is based on quoted Level 1 market prices of the Company’s debt as of June 30, 2013. It is not expected that the Company would be able to repurchase a significant amount of its debt at these levels. The difference between the fair value and carrying value of the long-term debt is driven principally by trends in the financial markets.

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

The Senior Secured Credit Facility is collateralized by a lien on substantially all assets of the Company including all of ATI’s capital stock and all of the capital stock or other equity interest held by the Company, ATI and each of the Company’s existing and future U.S. subsidiary guarantors (subject to certain limitations for equity interests of foreign subsidiaries and other exceptions set forth in the terms of the Senior Secured Credit Facility). Interest on the Term B-2 Loan, as of June 30, 2013, is equal to the LIBOR plus 3.00% and interest on the Term B-3 Loan, as of June 30, 2013, is equal to the LIBOR (which may not be less than 1.00%) plus 3.25% based on the Company’s total leverage ratio. As of June 30, 2013, these rates were approximately 3.20% and 4.25% on the Term B-2 Loan and Term B-3 Loan, respectively, and the weighted average rate on the Senior Secured Credit Facility was approximately 3.71%. The Senior Secured Credit Facility requires minimum quarterly principal payments of $3.0 million and $2.9 million on the Term B-2 Loan and Term B-3 Loan, respectively, as well as prepayments from certain net cash proceeds of non-ordinary course asset sales and casualty and condemnation events and from a percentage of excess cash flow, if applicable. As of June 30, 2013, there had been no payments required for certain net cash proceeds of non-ordinary course asset sales and casualty and condemnation events. The minimum required quarterly principal payments on the Term B-2 Loan and Term B-3 Loan remain through the maturity dates of 2017 and 2019, respectively, and the remaining principal balance on each loan is due upon maturity.

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

The Senior Secured Credit Facility also provides for $400.0 million in revolving credit borrowings, net of an allowance for up to $50.0 million in outstanding letter of credit commitments. Throughout the six months ended June 30, 2013, the Company made periodic withdrawals and payments on the revolving credit facility as part of its debt management plans. The maximum amount outstanding at any time on the revolving credit facility was $20.0 million, and all balances were repaid within the quarter they were borrowed. As of June 30, 2013, the Company had $375.4 million available under the revolving credit facility, net of $24.6 million in letters of credit. Revolving credit borrowings bear interest at a variable base rate plus an applicable margin based on the Company’s total senior secured leverage ratio. As of June 30, 2013, this rate would have been between approximately 2.95% and 5.00%. In addition, there is an annual commitment fee, based on the Company’s total senior secured leverage ratio, which as of June 30, 2013, was equal to 0.5% of the average unused revolving credit borrowings available under the Senior Secured Credit Facility. Revolving credit borrowings are payable at the option of the Company throughout the term of the Senior Secured Credit Facility with the balance due in August 2016.

The Senior Secured Credit Facility requires the Company to maintain a specified maximum total senior secured leverage ratio. As of June 30, 2013, the Company was in compliance with the maximum total senior secured leverage ratio achieving a 3.50x ratio versus a 5.50x requirement threshold. Within the terms of the Senior Secured Credit Facility, a senior secured leverage ratio above 3.50x results in a 0.5% commitment fee on the revolving credit facility and requires excess cash flow payments on the term loans for the applicable year. A senior secured leverage ratio at or below 3.50x would result in a 12.5 basis point reduction to the revolving credit facility commitment fee and elimination of excess cash flow payments. Additionally, the Company achieved a total leverage ratio of 4.28x as of June 30, 2013. Within the terms of the Senior Secured Credit Facility, a total leverage ratio at or below 3.25x would result in a 25 basis point reduction to the applicable margin on the Term B-3 Loan. This reduction would remain in effect as long as we achieve a total leverage ratio at or below 3.25x.

In addition, the Senior Secured Credit Facility, among other things, includes customary restrictions (subject to certain exceptions) on the Company’s ability to incur certain indebtedness, grant certain liens, make certain investments or declare or pay certain dividends. As of June 30, 2013, the Company is in compliance with all covenants under the Senior Secured Credit Facility.

7.125% Senior Notes

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

Interest Rate

The Company is subject to interest rate risk related to the Senior Secured Credit Facility and enters into interest rate swap contracts to manage a portion of this exposure. The Company does not qualify for hedge accounting treatment for these derivatives, and as a result, fair value adjustments are charged directly to Interest expense in the Condensed Consolidated Statements of Comprehensive Income. A summary of the Company’s interest rate derivatives as of June 30, 2013 and December 31, 2012 follows (dollars in millions):

	June 30, 2013		December 31, 2012
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest Rate Swap D, due 2013	$125.0	$(0.2)	$125.0	$(2.8)
Interest Rate Swap E, due 2013	150.0	(0.5)	150.0	(2.3)
Interest Rate Swap F, due 2013	75.0	(0.2)	75.0	(1.1)
Interest Rate Swap G, due 2013	75.0	(0.3)	75.0	(1.2)
Interest Rate Swap H, due 2014	350.0	(13.1)	350.0	(19.0)
Interest Rate Swap I, due 2014	350.0	(13.2)	350.0	(19.2)
Interest Rate Swap J, due 2014	125.0	(3.3)	125.0	(3.3)
Interest Rate Swap K, due 2014	125.0	(3.4)	125.0	(3.4)

	$1,375.0	$(34.2)	$1,375.0	$(52.3)

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

As of June 30, 2013 and December 31, 2012, the Company had recorded cash collateral of $1.7 million and $3.0 million, respectively, in Other current assets in the Condensed Consolidated Balance Sheets, as the balances are subject to frequent change. The Company has also posted $20.0 million of collateral in the form of letters of credit.

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

The following table summarizes the outstanding foreign currency forward contracts as of June 30, 2013 and December 31, 2012 (amounts in millions):

	June 30, 2013		December 31, 2012
	Notional Amount	Fair Value	Notional Amount	Fair Value
Japanese Yen (JPY)	¥550.0	$(0.7)	¥675.0	$(0.2)

		$(0.7)		$(0.2)

Commodity

The Company’s business is subject to commodity price risk, principally with component suppliers. As a result, the Company enters into various commodity swap contracts that qualify as derivatives under the authoritative accounting guidance to manage certain of these exposures. Swap contracts are used to hedge forecasted transactions either of the commodity or of components containing the commodity. The Company has not qualified for hedge accounting treatment for these commodity contracts, and as a result, unrealized fair value adjustments and realized gains and losses associated with these contracts are charged directly to Other expense, net in the Condensed Consolidated Statements of Comprehensive Income during the period of change.

The following table summarizes the outstanding commodity swaps as of June 30, 2013 and December 31, 2012 (dollars in millions):

	June 30, 2013			December 31, 2012
	Notional Amount	Quantity	Fair Value	Notional Amount	Quantity	Fair Value
Aluminum	$14.5	6,850 metric tons	$(2.0)	$19.4	9,050 metric tons	$(0.1)
Steel	N/A	N/A	—	0.2	340 metric tons	(0.1)
Natural Gas	N/A	N/A	—	0.3	80,000 MMBtu	0.0

			$(2.0)			$(0.2)

The following tabular disclosures further describe the Company’s derivative instruments and their impact on the financial condition of the Company (dollars in millions):

	June 30, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Foreign currency contracts	Other current liabilities	$(0.7)	Other current liabilities	$(0.2)
Commodity contracts	Other current assets	0.0	Other current and non-current assets	0.2
	Other current and non- current liabilities	(2.0)	Other current and non-current liabilities	(0.4)
Interest rate contracts	Other current and non- current liabilities	(34.2)	Other current and non-current liabilities	(52.3)

Total derivatives not designated as hedging instruments		$(36.9)		$(52.7)

The fair values of the derivatives are recorded between Other current and non-current assets and Other current and non-current liabilities as appropriate in the Condensed Consolidated Balance Sheets. As of June 30, 2013, the amount recorded to Other current liabilities for foreign currency contracts was ($0.7) million. The amount recorded to Other current assets for commodity contracts was $0.0 million, and the amounts recorded to Other current and non-current liabilities for commodity contracts were ($1.5) million and ($0.5) million, respectively. The amounts recorded to Other current and non-current liabilities for interest rate contracts were ($31.2) million and ($3.0) million, respectively.

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

The following tabular disclosures further describe the Company’s derivative instruments and their impact on the results of operations of the Company (dollars in millions):

	Three months ended June 30, 2013		Three months ended June 30, 2012
	Location of (loss)/gain recognized on derivatives	Amount of (loss)/gain recognized on derivatives	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives
Derivatives not designated as hedging instruments
Foreign currency contracts	Other expense, net	$(0.6)	Other expense, net	$0.1
Commodity contracts	Other expense, net	(0.9)	Other expense, net	(2.1)
Interest rate contracts	Interest expense	8.9	Interest expense	6.8

Total gain recognized on derivatives not designated as hedging instruments		$7.4		$4.8

	Six months ended June 30, 2013		Six months ended June 30, 2012
	Location of (loss)/gain recognized on derivatives	Amount of (loss)/gain recognized on derivatives	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives
Derivatives not designated as hedging instruments
Foreign currency contracts	Other expense, net	$(1.5)	Other expense, net	$0.3
Commodity contracts	Other expense, net	(2.5)	Other expense, net	(1.5)
Interest rate contracts	Interest expense	18.1	Interest expense	11.3

Total gain recognized on derivatives not designated as hedging instruments		$14.1		$10.1

NOTE H. PRODUCT WARRANTY LIABILITIES

Product warranty liability activities consist of the following (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Beginning balance	$107.5	$113.6	$109.7	$115.4
Payments	(10.4)	(13.3)	(20.3)	(22.2)
Increase in liability (warranty issued during period)	7.8	7.4	13.3	14.5
Net adjustment to liability	0.5	3.2	2.5	3.0
Accretion (for Predecessor liabilities)	0.2	0.2	0.4	0.4

Ending balance	$105.6	$111.1	$105.6	$111.1

As of June 30, 2013, the current and non-current liabilities were $35.8 million and $69.8 million, respectively. As of June 30, 2012, the current and non-current liabilities were $33.9 million and $77.2 million, respectively.

Deferred revenue for extended transmission coverage activity (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Beginning balance	$61.6	$61.2	$63.5	$60.7
Increases	4.8	7.3	8.1	12.8
Revenue earned	(5.3)	(4.9)	(10.5)	(9.9)

Ending balance	$61.1	$63.6	$61.1	$63.6

As of June 30, 2013, the current and non-current liabilities were $20.9 million and $40.2 million, respectively. As of June 30, 2012, the current and non-current liabilities were $20.2 million and $43.4 million, respectively. The activity above excludes deferred revenue related to defense contracts, which was $0.4 million as of June 30, 2013.

NOTE I. OTHER EXPENSE, NET

Other expense, net consists of the following (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Grant Program income	$2.0	$1.3	$3.2	$4.1
Impairment loss on investments in technology-related initiatives	—	(8.0)	(2.5)	(8.0)
Unrealized loss on derivative contracts (see NOTE G)	(0.5)	(1.7)	(2.4)	(1.0)
Loss on foreign exchange	(2.5)	(3.7)	(1.9)	(3.0)
Realized loss on derivative contracts (see NOTE G)	(1.0)	(0.3)	(1.6)	(0.2)
Public offering fees and expenses	(0.6)	(0.4)	(0.6)	(6.1)
Loss on repayments and redemptions of long-term debt	—	(7.6)	—	(21.1)
Termination of Sponsor services agreement	—	—	—	(16.0)
Loss on re-measurement of employee benefit plans (see NOTE K)	—	(2.3)	—	(2.3)
Other	—	(0.1)	0.1	—

Total	$(2.6)	$(22.8)	$(5.7)	$(53.6)

During the second quarter of 2013, the Company announced a proposed secondary offering of its common stock by investment funds affiliated with The Carlyle Group and Onex Corporation (collectively, the “Sponsors”). The Company subsequently announced that the investment funds affiliated with the Sponsors would not proceed with the previously announced secondary offering of common stock due to market conditions. The registration statement for these offerings or distributions remains on file with the SEC. For the three and six months ended June 30, 2013, the Company incurred $0.6 million and $0.6 million, respectively, of expenses related to this public offering.

During the first quarter of 2013, the Company made a $2.5 million investment as part of a co-development agreement signed in 2012 to expand our position in transmission technologies. Due to various uncertainties surrounding the investment including, but not limited to, the startup nature of the underlying business, its continued negative cash flow, undercapitalization and unproven business plan, the Company has impaired the investment to zero as of June 30, 2013. The related charge of $2.5 million was recorded in Other expense, net in the Condensed Consolidated Statements of Comprehensive Income for the six months ended June 30, 2013.

In 2009, the Company was notified by the U.S. Department of Energy that it was selected to receive matching funds from a grant program funded by the American Recovery and Reinvestment Act for the development of hybrid manufacturing capacity in the U.S. (the “Grant Program”). All applicable costs associated with the Grant Program have been charged to Engineering —research and development while the U.S. government’s matching reimbursement is recorded to Other expense, net in the Condensed Consolidated Statements of Comprehensive Income. Since inception of the Grant Program, the Company has recorded $44.0 million of Grant Program income to Other expense, net in the Condensed Consolidated Statements of Comprehensive Income.

For the three months ended June 30, 2013 and 2012, the Company recorded $1.3 million and $0.7 million, respectively, as a reduction of the basis of capital assets purchased under the Grant Program. For the six months ended June 30, 2013 and 2012, the Company recorded $2.7 million and $2.2 million, respectively, as a reduction of the basis of capital assets purchased under the Grant Program. Since inception of the Grant Program, the Company has placed approximately $7.1 million of assets in service under the Grant Program, resulting in related depreciation of $0.0 million and $0.2 million for the three months ended June 30, 2013 and 2012, respectively, and $0.1 million and $0.3 million for the six months ended June 30, 2013 and 2012, respectively.

NOTE J. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (dollars in millions):

	As of June 30, 2013	As of December 31, 2012
Derivative liabilities	$33.4	$34.6
Payroll and related costs	33.3	47.5
Defense price reduction reserve	28.0	12.0
Sales allowances	25.8	27.0
Accrued interest payable	15.2	14.2
Vendor buyback obligation	9.7	13.9
Taxes payable	8.3	6.9
Research and development payable	3.1	—
Other accruals	8.2	11.3

Total	$165.0	$167.4

NOTE K. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost consist of the following (dollars in millions):

	Pension Plans		Post-retirement Benefits
	Three months ended June 30,		Three months ended June 30,
	2013	2012	2013	2012
Net periodic benefit cost:
Service cost	$4.1	$4.1	$0.8	$0.9
Interest cost	1.0	1.2	1.4	1.8
Expected return on assets	(1.8)	(1.6)	—	—
Prior service cost	0.0	0.0	(0.9)	—
Loss	0.1	0.3	—	—
Settlement loss	—	2.3	—	—

Net periodic benefit cost	$3.4	$6.3	$1.3	$2.7

	Pension Plans		Post-retirement Benefits
	Six months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net periodic benefit cost:
Service cost	$8.2	$8.2	$1.6	$1.9
Interest cost	2.0	2.3	2.9	3.6
Expected return on assets	(3.4)	(3.1)	—	—
Prior service cost	0.0	0.0	(1.8)	—
Loss	0.3	0.7	—	—
Settlement loss	—	2.3	—	—

Net periodic benefit cost	$7.1	$10.4	$2.7	$5.5

NOTE L. INCOME TAXES

The effective tax rate for the three and six months ended June 30, 2013 was (38.3%) and (38.2%), respectively. For the three and six months ended June 30, 2013, the Company recorded total tax expense of ($31.3) million and ($48.2) million, respectively. The effective tax rate for the three and six months ended June 30, 2012 was 558.4% and 222.7%, respectively. For the three and six months ended June 30, 2012, the Company recorded a total tax benefit of $350.1 million and $324.9 million, respectively. The change in the effective tax rates from 2012 to 2013 was principally driven by the release of the domestic valuation allowance on the Company’s deferred tax assets in the second quarter of 2012 resulting in an income tax benefit of $384.8 million.

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

Management has determined, based on the evaluation of both objective and subjective evidence available, that a domestic valuation allowance is not necessary and that it is more likely than not that the deferred tax assets are fully realizable. The Company has reached a sustained period of profitability and believes its objectively measured positive evidence outweighs the negative evidence. The Company continues to provide for a valuation allowance on certain of its foreign deferred tax assets.

In accordance with the FASB’s authoritative guidance on accounting for uncertainty in income taxes, the Company had no liability for unrecognized tax benefits as of June 30, 2013 and December 31, 2012. The accounting guidance prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For the year ended December 31, 2012, the return will remain subject to examination by the various taxing authorities for the duration of the applicable statute of limitations (generally three years from the later of the date of filing or the due date of the return).

NOTE M. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table reconciles changes in Accumulated other comprehensive loss (“AOCL”) by component (net of tax, dollars in millions):

	Six months ended June 30, 2013
	Available-for- sale securities	Defined benefit pension items	Foreign currency items	Total
Beginning balance of AOCL	$2.2	$(36.9)	$(9.2)	$(43.9)

Other comprehensive loss before reclassifications	(0.2)	—	(8.1)	(8.3)
Amounts reclassified from AOCL	—	(0.8)	—	(0.8)

Net current period other comprehensive loss	$(0.2)	$(0.8)	$(8.1)	$(9.1)

Total AOCL	$2.0	$(37.7)	$(17.3)	$(53.0)

The following table shows the location in the Condensed Consolidated Statements of Comprehensive Income affected by reclassifications from AOCL (dollars in millions):

	Three months ended June 30, 2013
AOCL Components	Amount reclassified from AOCL	Affected line item in the condensed consolidated statements of comprehensive income
Amortization of defined benefit pension items:
Prior service cost	$0.7	Cost of sales
	0.2	Selling, general and administrative
Actuarial loss	(0.1)	Selling, general and administrative
	(0.1)	Engineering – research and development

Total reclassifications, before tax	0.7	Income before income taxes
Income tax expense	(0.3)	Tax expense

Total reclassifications	$0.4	Net of tax

	Six months ended June 30, 2013
AOCL Components	Amount reclassified from AOCL	Affected line item in the condensed consolidated statements of comprehensive income
Amortization of defined benefit pension items:
Prior service cost	$1.4	Cost of sales
	0.4	Selling, general and administrative
Actuarial loss	(0.2)	Selling, general and administrative
	(0.2)	Engineering – research and development

Total reclassifications, before tax	1.4	Income before income taxes
Income tax expense	(0.6)	Tax expense

Total reclassifications	$0.8	Net of tax

Prior service cost and actuarial loss are included in the computation of the Company’s net periodic benefit cost. Please see NOTE K for additional details.

NOTE N. COMMITMENTS AND CONTINGENCIES

Claims, Disputes, and Litigation

The Company is party to various legal actions, administrative proceedings and claims arising in the ordinary course of business. These proceedings principally involve commercial claims, product liability claims, personal injury claims and workers’ compensation claims. The Company believes that the ultimate liability, if any, in excess of amounts already provided for in the financial statements or covered by insurance on the disposition of these matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

NOTE O. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

As of June 30, 2013, investment funds affiliated with the Sponsors owned a total of approximately 81.0% of the Company’s equity. Pursuant to an amended and restated stockholders agreement, a majority of the Board of Directors has been designated by the Sponsors and is affiliated with the Sponsors. As a result, the Sponsors or their nominees to the Board of Directors have the ability to control the appointment of management, the entering into of mergers, sales of substantially all of the Company’s assets and other extraordinary transactions and influence amendments to the Company’s certificate of incorporation. So long as the Sponsors continue to own a majority of the Company’s equity, they will have the ability to control the vote in any election of directors and will have the ability to prevent any transaction that requires stockholder approval regardless of whether others believe the transaction is in the Company’s best interests. The interests of the Sponsors could conflict with those of the Company’s other stockholders. In addition, the Sponsors may in the future own businesses that directly compete with the Company.

7.125% Senior Notes Held by Executive Officers

As of June 30, 2013, Lawrence E. Dewey, our Chairman, President and Chief Executive Officer, David S. Graziosi, our Executive Vice President, Chief Financial Officer and Treasurer, and Robert M. Price, our Vice President, Human Resources, held approximately $100,000, $450,000, and $150,000, respectively, in aggregate principal amount of the 7.125% Senior Notes.

NOTE P. EARNINGS PER SHARE

The Company presents both basic and diluted earnings per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted EPS is calculated by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during the reporting period that are calculated using the treasury stock method for stock-based awards. The treasury stock method assumes that the Company uses the proceeds from the exercise of awards to repurchase common stock at the average market price during the period. The assumed proceeds under the treasury stock method include the purchase price that the grantee will pay in the future, compensation cost for future service that the Company has not yet recognized and any tax benefits that would be credited to additional paid-in-capital when the award generates a tax deduction. If there would be a shortfall resulting in a charge to additional paid-in-capital, such an amount would be a reduction of the proceeds to the extent of the gains. For the three months and six months ended June 30, 2013, 0.4 million outstanding stock options were not included in the diluted EPS computation because they were anti-dilutive.

The following table reconciles the numerators and denominators used to calculate basic EPS and diluted EPS (in millions, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income	$50.5	$412.8	$78.0	$470.8

Weighted average shares of common stock outstanding	185.9	181.4	185.3	181.4
Dilutive effect stock-based awards	4.0	5.0	3.6	3.0

Diluted weighted average shares of common stock outstanding	189.9	186.4	188.9	184.4

Basic earnings per share attributable to common stockholders	$0.27	$2.28	$0.42	$2.60

Diluted earnings per share attributable to common stockholders	$0.26	$2.21	$0.41	$2.55

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Allison Transmission Holdings, Inc. and its subsidiaries (“our,” “us” or “we”) design and manufacture fully-automatic transmissions for medium- and heavy-duty commercial vehicles, medium- and heavy-tactical U.S. defense vehicles and hybrid-propulsion systems for transit buses. We generate our net sales principally from the sale of transmissions, transmission parts, support equipment, defense kits, engineering services and extended transmission warranty coverage to a wide array of original equipment manufacturers (“OEMs”), distributors and the U.S. government. Although approximately 78% of our net sales were generated in North America in 2012, we have a global presence, serving customers in Europe, Asia, South America and Africa. We have 12 different transmission product lines and serve customers through an established network of approximately 1,400 authorized independent distributors and dealers worldwide. Since the introduction of our first fully-automatic transmission over 60 years ago, our products have gained acceptance in a wide variety of applications, including on-highway trucks (distribution, refuse, construction, fire and emergency), buses (principally school, transit and hybrid-transit), motorhomes, off-highway vehicles and equipment (principally energy, mining and construction) and defense vehicles (wheeled and tracked).

Trends Impacting Our Business

Our net sales are driven by commercial vehicle production, which tends to be highly correlated to macroeconomic conditions. According to America’s Commercial Transportation Research, commercial truck and bus production volumes in our North American on-highway markets are projected to grow, but to remain below the 1998-2008 average production levels through 2015. In the second half of 2013, we expect net sales to stabilize on a year-over-year basis, an improvement relative to the net sales decline in the first half of the year. We believe there are improving trends in the second half of 2013 which we expect to be driven by year-over-year growth in global On-Highway end markets and abating year-over-year declines in the North America Off-Highway end market.

Second Quarter Net Sales by End Market (in millions)

End Market	Q2 2013 Net Sales	Q2 2012 Net Sales	% Variance
North America On-Highway	$216	$217	0%
North America Hybrid-Propulsion Systems for Transit Bus	$27	$18	50%
North America Off-Highway	$8	$44	(82%)
Defense	$58	$80	(28%)
Outside North America On-Highway	$75	$78	(4%)
Outside North America Off-Highway	$36	$30	20%
Service Parts, Support Equipment & Other	$92	$92	0%

Total Net Sales	$512	$559	(8%)

North America On-Highway end market net sales were flat for the second quarter 2013 compared to the second quarter 2012, principally driven by higher demand for Rugged Duty and Bus Series models.

North America Hybrid-Propulsion Systems for Transit Bus end market net sales were up 50% for the second quarter 2013 compared to the second quarter 2012, principally driven by intra-year movement in the timing of orders.

North America Off-Highway end market net sales were down 82% for the second quarter 2013 compared to the second quarter of 2012, principally driven by lower demand from hydraulic fracturing applications.

Defense end market net sales were down 28% for the second quarter 2013 compared to the second quarter 2012, principally driven by continued reductions in U.S. defense spending to longer term averages experienced during periods without active conflicts.

Outside North America On-Highway end market net sales were down 4% for the second quarter 2013 compared to the second quarter 2012 reflecting weakness in China, principally driven by the timing of bus tenders, and commercial vehicle production schedule volatility in several other regional end markets, partially offset by improved demand conditions in Europe.

Outside North America Off-Highway end market net sales were up 20% for the second quarter 2013 compared to the second quarter 2012, principally driven by strength in the energy sector, partially offset by weakness in the mining sector.

Service parts, support equipment & other end market net sales were flat for the second quarter 2013 compared to the second quarter 2012.

Key Components of our Results of Operations

Net sales

We generate our net sales principally from the sale of transmissions, transmission parts, support equipment, defense kits, engineering services and extended transmission coverage to a wide array of OEMs, distributors and the U.S. government. Sales are recorded net of provisions for customer allowances and other rebates. Engineering services are recorded as net sales in accordance with the terms of the contract. The associated costs are recorded in cost of sales. We also have royalty agreements with third parties that provide net sales as a result of joint efforts in developing marketable products.

Cost of sales

Our most significant components of cost of sales are purchased parts, the overhead expense related to our manufacturing operations and direct labor associated with the manufacture and assembly of transmissions and parts. For the six months ended June 30, 2013, direct material costs were approximately 68%, overhead costs were approximately 26%, and direct labor costs were approximately 6% of total cost of sales. We are subject to changes in our cost of sales caused by movements in underlying commodity prices. We seek to hedge against this risk by using commodity swap contracts and long-term supply agreements (“LTSAs”). See “Item 3 Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk” included below.

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

Non-GAAP Financial Measures

We use Adjusted net income to measure our overall profitability because we believe it better reflects our cash flow generation by capturing the actual cash interest paid and cash taxes paid rather than our interest expense and tax expense as calculated under accounting principles generally accepted in the United States of America (“GAAP”) and excludes the impact of the non-cash annual amortization of certain intangible assets and other certain non-recurring items. We use Adjusted EBITDA, Adjusted EBITDA excluding technology-related license expenses, Adjusted EBITDA margin, Adjusted EBITDA margin excluding technology-related license expenses and Adjusted free cash flow to evaluate and control our cash operating costs and to measure our operating profitability. We believe the presentation of Adjusted net income, Adjusted EBITDA, Adjusted EBITDA excluding technology-related license expenses, Adjusted EBITDA margin, Adjusted EBITDA margin excluding technology-related license expenses and Adjusted free cash flow enhances our investors’ overall understanding of the financial performance and cash flow of our business.

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

	For the three months ended June 30,		For the six months ended June 30,
(unaudited, in millions)	2013	2012	2013	2012
Net income	$50.5	$412.8	$78.0	$470.8
plus:
Interest expense, net	33.3	34.1	67.2	74.8
Cash interest expense	(49.6)	(52.7)	(79.6)	(88.8)
Income tax expense (benefit)	31.3	(350.1)	48.2	(324.9)
Cash income taxes	(1.8)	(3.5)	(3.0)	(6.4)
Technology-related investments expense (a)	—	8.0	2.5	8.0
Public offering expenses (b)	0.6	0.4	0.6	6.1
Fee to terminate services agreement with Sponsors (c)	—	—	—	16.0
Amortization of intangible assets	25.1	37.5	55.0	75.0

Adjusted net income	$89.4	$86.5	$168.9	$230.6
Cash interest expense	49.6	52.7	79.6	88.8
Cash income taxes	1.8	3.5	3.0	6.4
Depreciation of property, plant and equipment	25.0	25.3	49.7	49.9
Loss on repayments and redemptions of long-term debt (d)	—	7.6	—	21.1
Dual power inverter module extended coverage (e)	—	9.4	—	9.4
Benefit plan re-measurement (f)	—	2.3	—	2.3
Unrealized loss on hedge contracts (g)	0.5	1.7	2.4	1.0
Restructuring charge (h)	1.0	—	1.0	—
Other (i)	4.3	1.7	7.7	4.2

Adjusted EBITDA	$171.6	$190.7	$312.3	$413.7
Adjusted EBITDA excluding technology-related license expenses (j)	$171.6	$190.7	$318.3	$413.7

Net sales	$512.1	$559.4	$969.5	$1,161.3
Adjusted EBITDA margin	33.5%	34.1%	32.2%	35.6%
Adjusted EBITDA margin excluding technology-related licenses expenses (j)	33.5%	34.1%	32.8%	35.6%
Net cash provided by operating activities	$129.7	$106.9	$184.4	$246.5
(Deductions) or additions to reconcile to Adjusted free cash flow:
Additions of long-lived assets	(13.2)	(26.8)	(25.8)	(62.5)
Fee to terminate services agreement with Sponsors (c)	—	—	—	16.0
Technology-related license expenses (j)	—	—	6.0	—

Adjusted free cash flow	$116.5	$80.1	$164.6	$200.0

(a)	Represents an impairment charge (recorded in Other expense, net) for investments in co-development agreements with various companies to expand our position in transmission technologies.

(b)	Represents fees and expenses (recorded in Other expense, net) related to the initial public offering in March 2012 and proposed secondary offering in April 2013.
(c)	Represents a one-time payment (recorded in Other expense, net) to terminate the services agreement with investment funds affiliated with The Carlyle Group and Onex Corporation (collectively, our “Sponsors”).
(d)	Represents a loss (recorded in Other expense, net) realized on the redemptions and repayments of Allison Transmission, Inc.’s (“ATI”) long-term debt.
(e)	Represents a charge (recorded in Selling, general and administrative expenses) during the second quarter of 2012 related to an increase in our liability associated with the Dual Power Inverter Module (“DPIM”) extended coverage program due to claims data and additional design issues identified during introduction of replacement units.
(f)	Represents a settlement charge (recorded in Other expense, net) related to the settlement of pension obligations for certain qualified hourly employees from our hourly defined benefit pension plan to General Motors’ pension plan as part of the asset purchase agreement dated June 28, 2007.
(g)	Represents unrealized losses (recorded in Other expense, net) on the mark-to-market of our foreign currency and commodities hedge contracts.
(h)	Represents a charge (recorded in Selling, general and administrative, and Engineering – research and development) related to an employee headcount reduction program in the second quarter of 2013.
(i)	Represents employee stock compensation expense (recorded in Cost of sales, Selling, general and administrative, and Engineering – research and development) and service fees paid to our Sponsors (recorded in Selling, general and administrative expenses).
(j)	Represents payments (recorded in Engineering – research and development) for licenses to expand our position in transmission technologies.

Results of Operations

Comparison of three months ended June 30, 2013 and 2012

The following table sets forth certain financial information for the three months ended June 30, 2013 and 2012. The following table and discussion should be read in conjunction with the information contained in our condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Three months ended June 30,
(unaudited, dollars in millions)	2013	% of net sales	2012	% of net sales
Net sales	$512.1	—	$559.4	—
Gross profit	226.1	44.2%	251.9	45.0%
Operating expenses:
Selling, general and administrative expenses	85.6	16.7	109.1	19.5
Engineering — research and development	22.8	4.5	23.2	4.1
Total operating expenses	108.4	21.2	132.3	23.6

Operating income	117.7	23.0	119.6	21.4
Other expense, net:
Interest expense, net	(33.3)	(6.5)	(34.1)	(6.1)
Other expense, net	(2.6)	(0.5)	(22.8)	(4.1)

Total other expense, net	(35.9)	(7.0)	(56.9)	(10.2)

Income before income taxes	81.8	16.0	62.7	11.2
Income tax (expense) benefit	(31.3)	(6.1)	350.1	62.6

Net income	$50.5	9.9%	$412.8	73.8%

Net sales.

Net sales for the quarter ended June 30, 2013 were $512.1 million compared to $559.4 million for the quarter ended June 30, 2012, a decrease of 8.5%. The decrease was principally driven by a $36.0 million, or 82%, decrease in net sales of North America off-highway products driven by lower demand from natural gas fracturing applications due to weakness in natural gas pricing, a $22.0 million, or 28%, decrease in net sales of defense products due to lower U.S. defense spending and a $3.0 million, or 4%, decrease in net sales of Outside North America on-highway commercial products, partially offset by a $9.0 million, or 50%, increase in net sales of North America hybrid-propulsion systems for transit buses principally driven by intra-year movement in the timing of orders and a $6.0 million, or 20%, increase in net sales of Outside North America off-highway products driven by higher demand in the energy sector partially offset by lower demand in the mining sector.

Gross profit.

Gross profit for the quarter ended June 30, 2013 was $226.1 million compared to $251.9 million for the quarter ended June 30, 2012, a decrease of 10.2%. The decrease was principally driven by $30.0 million related to decreased net sales, partially offset by $2.0 million of favorable foreign exchange, $1.0 million of price increases on certain products and $1.0 million of favorable material costs.

Selling, general and administrative expenses.

Selling, general and administrative expenses for the quarter ended June 30, 2013 were $85.6 million compared to $109.1 million for the quarter ended June 30, 2012, a decrease of 21.5%. The decrease was principally driven by $12.4 million of lower intangible asset amortization, a $9.4 million charge in 2012 related to the DPIM extended coverage program and reduced global commercial spending activities, partially offset by $2.0 million of higher stock compensation expense.

Engineering — research and development.

Engineering expenses for the quarter ended June 30, 2013 were $22.8 million compared to $23.2 million for the quarter ended June 30, 2012, a decrease of 1.7%. The decrease was principally driven by reduced global spending activities.

Interest expense, net.

Interest expense, net for the quarter ended June 30, 2013 was $33.3 million compared to $34.1 million for the quarter ended June 30, 2012, a decrease of 2.3%. The decrease was principally driven by $2.6 million of lower interest expense as a result of debt repayments, $2.1 million of more favorable mark-to-market adjustments for our interest rate derivatives and $0.3 million of lower amortization of deferred financing charges, partially offset by $3.7 million of higher interest expense as a result of higher interest rates on ATI’s Senior Secured Credit Facility (defined as the Term B-2 Loan due 2017 (“Term B-2 Loan”), Term B-3 Loan due 2019 (“Term B-3 Loan”) and revolving credit facility) and $0.5 million of higher interest expense related to our interest rate swaps.

Other expense, net.

Other expense, net for the quarter ended June 30, 2013 was $2.6 million compared to $22.8 million for the quarter ended June 30, 2012, a decrease of 88.6%. The decrease in expense was principally driven by an $8.0 million impairment of technology-related investments in 2012, $7.6 million of premiums and expenses in 2012 related to redemptions of long-term debt, $2.3 million related to the hourly pension plan settlement in 2012, $1.2 million of lower unrealized losses on derivative contracts, $1.2 million of lower unfavorable foreign exchange and $0.7 million of increased Grant Program income, partially offset by $0.7 million of expenses related to realized losses on derivative contracts and $0.1 million of increased public offering expenses related to our proposed secondary offering in the second quarter of 2013.

Income tax (expense) benefit.

Income tax expense for the second quarter of 2013 was ($31.3) million resulting in an effective tax rate of (38.3%) versus an effective tax rate of 558% in the second quarter of 2012. The change in the effective tax rate was principally driven by the release of the domestic valuation allowance on our deferred tax assets in the second quarter of 2012 resulting in an income tax benefit of $384.8 million.

Comparison of six months ended June 30, 2013 and 2012

The following table sets forth certain financial information for the six months ended June 30, 2013 and 2012. The following table and discussion should be read in conjunction with the information contained in our condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Six months ended June 30,
(unaudited, dollars in millions)	2013	% of net sales	2012	% of net sales
Net sales	$969.5	—	$1,161.3	—
Gross profit	424.4	43.8%	535.7	46.1%
Operating expenses:
Selling, general and administrative expenses	173.5	17.9	210.3	18.1
Engineering — research and development	51.8	5.4	51.1	4.4
Total operating expenses	225.3	23.3	261.4	22.5

Operating income	199.1	20.5	274.3	23.6
Other expense, net:
Interest expense, net	(67.2)	(6.9)	(74.8)	(6.4)
Other expense, net	(5.7)	(0.6)	(53.6)	(4.6)

Total other expense, net	(72.9)	(7.5)	(128.4)	(11.0)

Income before income taxes	126.2	13.0	145.9	12.6
Income tax (expense) benefit	(48.2)	(5.0)	324.9	27.9

Net income	$78.0	8.0%	$470.8	40.5%

Net sales.

Net sales for the six months ended June 30, 2013 were $969.5 million compared to $1,161.3 million for the six months ended June 30, 2012, a decrease of 16.5%. The decrease was principally driven by a $107.0 million, or 59%, decrease in net sales of global off-highway products driven by lower demand from North America natural gas fracturing applications due to weakness in natural gas pricing and lower global demand in the mining sector, a $42.0 million, or 27%, decrease in net sales of defense products due to lower U.S. defense spending, a $39.0 million, or 7%, decrease in net sales of global on-highway commercial products and a $9.0 million, or 5%, decrease in net sales of parts and other products, partially offset by a $5.0 million, or 9%, increase in net sales of North America hybrid-propulsion systems for transit buses principally driven by intra-year movements in the timing of orders.

Gross profit.

Gross profit for the six months ended June 30, 2013 was $424.4 million compared to $535.7 million for the six months ended June 30, 2012, a decrease of 20.8%. The decrease was principally driven by $119.0 million related to decreased net sales and $1.0 million of unfavorable material costs, partially offset by $3.0 million attributable to improved manufacturing performance, $3.0 million of price increases on certain products and $2.0 million of favorable foreign exchange.

Selling, general and administrative expenses.

Selling, general and administrative expenses for the six months ended June 30, 2013 were $173.5 million compared to $210.3 million for the six months ended June 30, 2012, a decrease of 17.5%. The decrease was principally driven by $20.0 million of lower intangible asset amortization, a $9.4 million charge in 2012 related to the DPIM extended coverage program and reduced global commercial spending activities, partially offset by higher stock compensation expense.

Engineering — research and development.

Engineering expenses for the six months ended June 30, 2013 were $51.8 million compared to $51.1 million for the six months ended June 30, 2012, an increase of 1.4%. The increase was principally driven by $6.0 million of higher technology-related license expenses to expand our position in transmission technologies, partially offset by reduced global spending activities.

Interest expense, net.

Interest expense, net for the six months ended June 30, 2013 was $67.2 million compared to $74.8 million for the six months ended June 30, 2012, a decrease of 10.2%. The decrease was principally driven by $10.8 million of lower interest expense as a result of debt repayments and purchases and $6.8 million more favorable mark-to-market adjustments for our interest rate derivatives, partially offset by $8.8 million of higher interest expense as a result of higher interest rates on ATI’s Senior Secured Credit Facility, $0.9 million of higher interest expense related to our interest rate swaps, $0.2 million of lower amortization of deferred financing fees and $0.1 million of lower interest income.

Other expense, net.

Other expense, net for the six months ended June 30, 2013 was $5.7 million compared to $53.6 million for the six months ended June 30, 2012, a decrease of 89.4%. The decrease in expense was principally driven by $21.1 million of premiums and expenses in 2012 related to redemptions of long-term debt, a $16.0 million payment in 2012 to terminate the services agreement with the Sponsors, $5.6 million of lower public offering expenses, $5.5 million of lower technology-related investment impairment expense, $2.3 million related to the hourly pension plan settlement in 2012 and $1.1 million of lower unfavorable foreign exchange, partially offset by $2.8 million of expenses related to unrealized and realized losses on derivative contracts and $0.9 million of lower Grant Program income.

Income tax (expense) benefit.

Income tax expense for the six months ended June 30, 2013 was ($48.2) million resulting in an effective tax rate of (38.2%) versus an effective tax rate of 223% for the six months ended June 30, 2012. The change in effective tax rate was principally driven by the release of the domestic valuation allowance on our deferred tax assets in 2012.

Liquidity and Capital Resources

We generate cash principally from our operating activities. We had total available cash and cash equivalents of $227.4 million and $80.2 million as of June 30, 2013 and December 31, 2012, respectively. Of the available cash and cash equivalents, approximately $222.4 million and $75.2 million was deposited in operating accounts while approximately $5.0 million and $5.0 million was invested in U.S. government backed securities as of June 30, 2013 and December 31, 2012, respectively.

Additionally, we had $375.4 million and $372.1 million available under the revolving portion of our Senior Secured Credit Facility, net of approximately $24.6 million and $27.9 million in letters of credit issued and outstanding as of June 30, 2013 and December 31, 2012, respectively. For the six months ended June 30, 2013, we made periodic withdrawals and payments on our revolving credit facility as part of our debt management plans. The maximum amount outstanding at any time on the revolving credit facility was $20.0 million, and all balances were repaid within the quarter they were borrowed. As of June 30, 2013 and December 31, 2012, we had no outstanding borrowings on our revolving credit facility.

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

Our principal uses of cash are operating expenses, capital expenditures, debt service, dividends on common stock and working capital needs. The following table shows our sources and uses of funds for the six months ended June 30, 2013 and 2012 (in millions):

	Six months ended June 30,
Statement of Cash Flows Data	2013	2012
Cash flows from operating activities	$184.4	$246.5
Cash flows used for investing activities	(30.6)	(70.0)
Cash flows used for financing activities	(17.7)	(388.1)

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

Cash provided by operating activities

Operating activities for the six months ended June 30, 2013 generated $184.4 million of cash compared to $246.5 million for the six months ended June 30, 2012. The decrease was principally driven by decreased net sales, partially offset by lower interest expense, decreased spending commensurate with reduced global commercial activities, and lower inventories and higher accounts payable principally driven by unusually higher inventories and lower accounts payable at the end of 2012 as a result of labor negotiations planning.

Cash used for investing activities

Investing activities for the six months ended June 30, 2013 used $30.6 million of cash compared to $70.0 million for the six months ended June 30, 2012. The decrease was principally driven by a decrease of $36.7 million in capital expenditures and a decrease of $1.7 million in investments in technology-related initiatives. The decrease in capital expenditures was principally driven by the 2012 expansion of our India facility and lower product initiatives spending.

Cash used for financing activities

Financing activities for the six months ended June 30, 2013 used $17.7 million of cash compared to $388.1 million for the six months ended June 30, 2012. The decrease was principally driven by 2012 redemptions of $326.9 million of ATI’s 11.0% senior cash pay notes due November 2015, $33.7 million of increased 2012 principal payments on ATI’s Senior Secured Credit Facility and $25.2 million related to proceeds from the exercise of stock options in 2013, partially offset by $22.5 million of increased dividend payments.

Our liquidity requirements are significant, principally due to our debt service requirements. A one-eighth percent change in assumed interest rates for the Senior Secured Credit Facility, if fully drawn, as of June 30, 2013 would have a yearly impact of $0.6 million on interest expense, which includes the partial offset of our interest rate swaps. Our ability to make payments on and to refinance our indebtedness, and to fund planned capital expenditures will depend on our ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control.

The Senior Secured Credit Facility requires us to maintain a specified maximum total senior secured leverage ratio of 5.50x for the remainder of the term of the loans. As of June 30, 2013, we were in compliance with the maximum total senior secured leverage ratio, achieving a 3.50x ratio. Within the terms of the Senior Secured Credit Facility, a senior secured leverage ratio at or below 3.50x results in a 12.5 basis point reduction to the revolving credit facility commitment fee and elimination of excess cash flow payments on the Senior Secured Credit Facility for the applicable year. These reductions remain in effect as long as we continue to achieve a senior secured leverage ratio at or below 3.50x. A total leverage ratio at or below 3.25x results in a 25 basis point reduction to the applicable margin on our Term B-3 Loan. This reduction would remain in effect as long as we achieve a total leverage ratio at or below 3.25x. As of June 30, 2013, the total leverage ratio was 4.28x.

In addition to the maximum total secured leverage ratio, the Senior Secured Credit Facility and the indenture governing ATI’s 7.125% senior cash pay notes due May 2019 (“7.125% Senior Notes”) include, among other things, customary restrictions (subject to certain exceptions) on our ability to incur certain indebtedness or liens, make certain investments or declare or pay certain dividends. As of June 30, 2013, we are in compliance with all covenants under the Senior Secured Credit Facility.

Prior to May 15, 2015, we may redeem some or all of our 7.125% Senior Notes by paying the applicable “make-whole” premium. At any time on or after May 15, 2015, we may redeem some or all of the 7.125% Senior Notes at specified redemption prices in the governing indenture.

To manage interest rate risk associated with our variable rate debt, we have eight interest rate swap contracts as of June 30, 2013 that qualify as derivatives under authoritative accounting guidance for derivative instruments and hedging activities. Our interest rate swaps do not qualify for hedge accounting treatment and, as a result, fair value adjustments are charged directly to interest expense in the Condensed Consolidated Statements of Comprehensive Income. Despite the fact that we have elected a mark-to-market approach as opposed to hedge accounting treatment, the contracts are used strictly as an economic hedge and not for speculative purposes.

Certain of our interest rate derivatives contain credit-risk and collateral contingent features under which downgrades in our credit rating could require us to increase our collateral. Certain interest rate derivatives also contain provisions under which we may be required to post additional collateral if LIBOR reaches certain levels. As of June 30, 2013, we have posted collateral of $1.7 million in cash and $20.0 million in letters of credit as a result of changes in interest rates. We may be required to post additional collateral until the LIBOR curve reaches zero.

Assuming all collateral contingent features remain the same, a 1% increase or decrease in the LIBOR interest rate curve as of June 30, 2013 would correspondingly reduce our collateral requirement by approximately $6.0 million or increase our collateral requirement by approximately $5.9 million, respectively, in a combination of cash and letters of credit.

Contingencies

We are a party to various legal actions and administrative proceedings and subject to various claims arising in the ordinary course of business, including those relating to commercial transactions, product liability, safety, health, taxes, environmental and other matters. For more information, see NOTE N of the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Certain Relationships and Related Party Transactions

As of June 30, 2013, our Sponsors each owned approximately 40.5% of our equity. Pursuant to an amended and restated stockholders agreement, a majority of the Board of Directors has been designated by our Sponsors and is affiliated with our Sponsors. As a result, our Sponsors or their nominees to the Board of Directors have the ability to control the appointment of our management, the entering into of mergers, sales of substantially all of our assets and other extraordinary transactions and influence amendments to our certificate of incorporation. So long as our Sponsors continue to own a majority of our equity, they will have the ability to control the vote in any election of directors and will have the ability to prevent any transaction that requires stockholder approval regardless of whether others believe the transaction is in our best interests. The interests of our Sponsors could conflict with those of our other stockholders. In addition, our Sponsors may in the future own businesses that directly compete with ours.

7.125% Senior Notes Held by Executive Officers

As of June 30, 2013, Lawrence E. Dewey, our Chairman, President and Chief Executive Officer, David S. Graziosi, our Executive Vice President, Chief Financial Officer and Treasurer, and Robert M. Price, our Vice President, Human Resources, held approximately $100,000, $450,000, and $150,000, respectively in aggregate principal amount of the 7.125% Senior Notes.

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

Important factors that could cause actual results to differ materially from our expectations are disclosed under Part II, Item 1A “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 as filed with the SEC on April 30, 2013 and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC on February 28, 2013. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements as well as other cautionary statements that are made from time to time in our public communications. You should evaluate all forward-looking statements made in this Quarterly Report on Form 10-Q in the context of these risks and uncertainties.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk consists of changes in interest rates, foreign currency rate fluctuations and movements in commodity prices.

Interest Rate Risk

We are subject to interest rate market risk in connection with a portion of our long-term debt. Our interest rate exposure relates to outstanding amounts under our Senior Secured Credit Facility. Our Senior Secured Credit Facility provides for variable rate borrowings of up to $2,713.1 million including $375.4 million under our revolving credit facility, net of $24.6 million of letters of credit. Assuming the Senior Secured Credit Facility is fully drawn as of June 30, 2013, each one-eighth percentage point increase or decrease in the applicable interest rates would correspondingly change our interest expense on the Senior Secured Credit Facility by approximately $0.6 million per year. This includes the partial offset of the effective interest rate swaps described below. As of June 30, 2013, we had no outstanding borrowings against the revolving credit facility.

From time to time, we enter into interest rate swap agreements to hedge our variable interest rate debt. Below is a list of our interest rate swaps as of June 30, 2013:

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

Exchange Rate Risk

While our net sales and costs are denominated principally in U.S. Dollars, net sales, costs, assets and liabilities are generated in other currencies including Japanese Yen, Euro, Indian Rupee, Brazilian Real, Chinese Yuan Renminbi, Canadian Dollar and Hungarian Forint. The expansion of our business outside North America may further increase the risk that cash flows resulting from these activities may be adversely affected by changes in currency exchange rates. As of June 30, 2013, we hold forward rate contracts for the Japanese Yen, which are intended to hedge either known or forecasted cash flow payments denominated in the currency. We do not hold financial instruments for trading or speculative purposes.

Assuming current levels of foreign currency transactions, a 10% increase or decrease in the Japanese Yen, Euro, Indian Rupee, Chinese Yuan Renminbi and Canadian Dollar would correspondingly change our earnings by an estimated $5 million per year. This includes the partial offset of our hedging contracts described above. All other exposure to foreign currencies is considered immaterial.

Commodity Price Risk

We are subject to changes in our cost of sales caused by movements in underlying commodity prices. Approximately two-thirds of our cost of sales consists of purchased components with significant raw material content. A substantial portion of the purchased parts are made of aluminum and steel. The cost of aluminum parts include an adjustment factor on future purchases for fluctuations in aluminum prices based on accepted industry indices. In addition, a substantial amount of steel-based contracts also include an index-based component. As our costs change, we are able to pass through a portion of the changes in commodity prices to certain of our customers according to our LTSAs. We historically have not entered into long-term purchase contracts related to the purchase of aluminum and steel. We currently hold financial forward contracts that are intended to hedge forecasted aluminum purchases. Based on our forecasted demand for 2013 and 2014, as of June 30, 2013, the hedge contracts cover approximately 23% and 17% of our aluminum requirements, respectively. We do not hold financial instruments for trading or speculative purposes.

Assuming current levels of commodity purchases, a 10% increase or decrease in the cost of aluminum and steel would correspondingly change our earnings by approximately $1 million and $4 million per year, respectively. This includes the partial offset of our hedging contracts described above.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

From time to time, we are a party to various legal actions in the normal course of our business, including those related to commercial transactions, product liability, safety, health, taxes, environmental and other matters. See NOTE N of the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

Except as set forth in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, there have been no material changes from our risk factors as previously reported in Part I, Item 1A of our most recent Annual Report on Form 10-K.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Description

10.27	Form Amendment to Stock Option Agreement under the Allison Transmission Holdings, Inc. 2011 Equity Incentive Award Plan and Equity Incentive Plan of Allison Transmission Holdings, Inc. (filed herewith)

10.28	First Amendment to the Stockholders Agreement dated as of May 8, 2013 (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 30, 2013	ALLISON TRANSMISSION HOLDINGS, INC.

	By:	/s/ Lawrence E. Dewey
	Name:	Lawrence E. Dewey
	Title:	Chairman, President and Chief Executive Officer

Date: July 30, 2013	By:	/s/ David S. Graziosi
	Name:	David S. Graziosi
	Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Accounting Officer)