Form 10-Q
period 2013-09-30
Allison Transmission Holdings Inc
filed 2013-10-29
CIK 1411207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 15, 2013, there were 182,375,612 shares of Common Stock and 1,185 shares of Non-voting Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Unaudited Condensed Consolidated Financial Statements

Allison Transmission Holdings, Inc.

Condensed Consolidated Balance Sheets

(unaudited, dollars in millions, except share data)

	September 30, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$152.3	$80.2
Accounts receivables — net of allowance for doubtful accounts of $0.9 and $0.9, respectively	198.7	165.0
Inventories	165.9	157.1
Deferred income taxes, net	56.9	55.3
Other current assets	33.2	32.7

Total Current Assets	607.0	490.3
Property, plant and equipment, net	553.1	596.2
Intangible assets, net	1,636.0	1,716.1
Goodwill	1,941.0	1,941.0
Deferred income taxes, net	1.1	32.3
Other non-current assets	73.0	90.1

TOTAL ASSETS	$4,811.2	$4,866.0

LIABILITIES
Current Liabilities
Accounts payable	$163.9	$133.1
Product warranty liability	38.6	36.2
Current portion of long-term debt	11.4	19.5
Deferred revenue	21.6	21.6
Other current liabilities	162.8	167.4

Total Current Liabilities	398.3	377.8
Product warranty liability	53.1	73.5
Deferred revenue	41.7	42.6
Long-term debt	2,719.8	2,801.3
Deferred income taxes	37.0	0.1
Other non-current liabilities	193.5	213.8

TOTAL LIABILITIES	3,443.4	3,509.1
Commitments and contingencies (see NOTE N)

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 1,880,000,000 shares authorized, 182,326,604 issued and outstanding	1.8	1.8
Non-voting common stock, $0.01 par value, 20,000,000 shares authorized, 1,185 issued and outstanding	0.0	0.0
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Treasury stock	—	(0.2)
Paid in capital	1,611.4	1,601.5
Accumulated deficit	(194.9)	(202.3)
Accumulated other comprehensive loss, net of tax	(50.5)	(43.9)

TOTAL STOCKHOLDERS’ EQUITY	1,367.8	1,356.9

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$4,811.2	$4,866.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited, dollars in millions, except share data)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net sales	$466.3	$493.5	$1,435.8	$1,654.8
Cost of sales	260.2	269.1	805.3	894.7

Gross profit	206.1	224.4	630.5	760.1
Selling, general and administrative expenses	74.0	96.7	247.5	307.0
Engineering — research and development	20.9	35.9	72.7	87.0

Operating income	111.2	91.8	310.3	366.1
Interest income	0.2	0.1	0.6	0.7
Interest expense	(37.5)	(40.9)	(105.1)	(116.3)
Other expense, net	(1.5)	(1.8)	(7.2)	(55.4)

Income before income taxes	72.4	49.2	198.6	195.1
Income tax (expense) benefit	(27.9)	(17.0)	(76.1)	307.9

Net income	$44.5	$32.2	$122.5	$503.0

Basic earnings per share attributable to common stockholders	$0.24	$0.18	$0.66	$2.77

Diluted earnings per share attributable to common stockholders	$0.24	$0.17	$0.65	$2.70

Dividends declared per common share	$0.12	$0.06	$0.30	$0.12

Comprehensive income	$47.0	$38.6	$115.9	$508.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited, dollars in millions)

	Nine months ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$122.5	$503.0
Add (deduct) items included in net income not using (providing) cash:
Amortization of intangible assets	80.1	112.5
Depreciation of property, plant and equipment	74.1	76.0
Deferred income taxes	77.8	(311.8)
Unrealized gain on derivatives	(22.2)	(17.3)
Stock-based compensation	10.7	4.5
Excess tax benefit from stock-based compensation	(9.3)	(1.7)
Amortization of deferred financing costs	8.4	11.3
Impairment loss on investment in technology-related initiatives	2.5	14.4
Loss on intercompany foreign exchange	2.3	—
Loss on repayments and redemptions of long-term debt	0.5	21.6
Loss on re-measurement of employee benefit plan	—	2.3
Other	(0.1)	0.9
Changes in assets and liabilities:
Accounts receivable	(33.6)	(10.3)
Inventories	(10.0)	(31.6)
Accounts payable	31.0	13.6
Other assets and liabilities	(19.3)	(2.0)

Net cash provided by operating activities	315.4	385.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of long-lived assets	(41.2)	(93.9)
Investments in technology-related initiatives	(6.3)	(14.4)
Collateral for interest rate derivatives	1.3	(0.7)
Proceeds from disposal of assets	0.4	0.5

Net cash used for investing activities	(45.8)	(108.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(99.5)	—
Payments on long-term debt	(89.6)	(150.5)
Dividend payments	(55.2)	(21.8)
Proceeds from exercise of stock options	33.5	10.1
Excess tax benefit from stock-based compensation	9.3	1.7
Taxes paid related to net share settlement of equity awards	(3.6)	—
Debt financing fees	(2.6)	(18.4)
Redemptions of long-term debt	—	(326.9)
Payments on notes payable	—	(2.5)

Net cash used for financing activities	(207.7)	(508.3)
Effect of exchange rate changes on cash	10.2	(0.7)

Net increase (decrease) in cash and cash equivalents	72.1	(232.1)
Cash and cash equivalents at beginning of period	80.2	314.0

Cash and cash equivalents at end of period	$152.3	$81.9

Supplemental disclosures:
Interest paid	$112.9	$120.6
Income taxes paid	$3.5	$9.0

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

NOTE B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements as of and for the three and nine months ended September 30, 2013 and 2012 have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the condensed consolidated financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. The information herein reflects all normal recurring material adjustments, which are, in the opinion of management, necessary for the fair statement of the results for the periods presented. The condensed consolidated financial statements herein consist of all wholly-owned domestic and foreign subsidiaries with all significant intercompany transactions eliminated.

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

Recently Issued Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued authoritative accounting guidance on the presentation of an unrecognized tax benefit when net operating loss (“NOL”) carryforwards exist. The guidance requires presentation of an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for an NOL carryforward, a similar tax loss or a tax credit carryforward. The guidance is effective for fiscal years beginning after December 15, 2013. While the adoption of this guidance is not expected to have an effect on the Company’s consolidated financial statements, it could affect the accounting treatment applied under these circumstances in the future.

In July 2013, the FASB issued authoritative accounting guidance on the inclusion of the Fed Funds Effective Swap Rate as a benchmark interest rate for hedge accounting purposes. The guidance also removes the restriction on using different benchmark rates for similar hedges. The guidance became effective for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this guidance did not have an effect on the Company’s consolidated financial statements as the Company does not currently elect hedge accounting treatment on its interest rate swaps.

In March 2013, the FASB issued authoritative accounting guidance on a parent company’s accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. The guidance clarifies that when a parent company ceases to have a controlling financial interest in a subsidiary or group of assets, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The guidance is effective for fiscal years beginning after December 15, 2013. While the adoption of this guidance is not expected to have an effect on the Company’s consolidated financial statements, it could affect the accounting treatment applied under these circumstances in the future.

In February 2013, the FASB issued authoritative accounting guidance on the presentation and disclosure of reclassifications out of accumulated other comprehensive income. The guidance gives an entity the option to present significant amounts reclassified out of each component of accumulated other comprehensive income and the income statement line items affected by the reclassification either parenthetically on the face of the financial statements or in the footnotes to the financial statements. The guidance became effective for interim and annual reporting periods beginning after December 15, 2012. The adoption of this guidance did not have a material effect on the Company’s condensed consolidated financial statements; however, it requires the Company to present additional disclosures in the footnotes to the condensed consolidated financial statements when significant amounts are reclassified out of accumulated other comprehensive income.

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

NOTE C. INVENTORIES

Inventories consisted of the following components (dollars in millions):

	September 30, 2013	December 31, 2012
Purchased parts and raw materials	$82.5	$80.6
Work in progress	8.0	7.5
Service parts	45.6	44.5
Finished goods	29.8	24.5

Total inventories	$165.9	$157.1

Inventory components shipped to third parties, principally transmission cores, parts to re-manufacturers, and parts to contract manufacturers, in which the Company has an obligation to buyback, are included in purchased parts and raw materials, with an offsetting liability in Other current liabilities.

NOTE D. GOODWILL AND OTHER INTANGIBLE ASSETS

As of September 30, 2013 and December 31, 2012, the carrying amount of the Company’s Goodwill was $1,941.0 million. The following presents a summary of other intangible assets (dollars in millions):

	September 30, 2013			December 31, 2012
	Intangible assets, gross	Accumulated amortization	Intangible assets, net	Intangible assets, gross	Accumulated amortization	Intangible assets, net
Other intangible assets:
Trade name	$870.0	$—	$870.0	$870.0	$—	$870.0
Customer relationships — defense	62.3	(23.4)	38.9	62.3	(20.8)	41.5
Customer relationships — commercial	831.8	(361.5)	470.3	831.8	(321.2)	510.6
Proprietary technology	476.3	(234.3)	242.0	476.3	(205.8)	270.5
Non-compete agreement	17.3	(10.7)	6.6	17.3	(9.4)	7.9
Patented technology — defense	28.2	(20.4)	7.8	28.2	(17.9)	10.3
Tooling rights	4.5	(4.1)	0.4	4.5	(3.9)	0.6
Patented technology — commercial	260.6	(260.6)	—	260.6	(255.9)	4.7

Total	$2,551.0	$(915.0)	$1,636.0	$2,551.0	$(834.9)	$1,716.1

As of September 30, 2013 and December 31, 2012, the net carrying value of the Company’s Goodwill and other intangibles was $3,577.0 million and $3,657.1 million, respectively.

The Company performs its annual impairment review of Goodwill and trade name carrying values on October 31 of every year. Events or circumstances that could unfavorably impact the key assumptions in the impairment test include lower net sales, the Company’s inability to execute on marketing programs and/or delay in the introduction of new products, lower gross margins or failure to obtain forecasted cost reductions, or a higher discount rate as a result of market conditions.

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

Level 3 — Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At each balance sheet date, the Company performs an analysis of all instruments subject to authoritative accounting guidance and includes, in Level 3, all of those whose fair value is based on significant unobservable inputs. As of September 30, 2013 and December 31, 2012, the Company did not have any Level 3 financial assets or liabilities.

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

The following table summarizes the fair value of the Company’s financial assets and (liabilities) as of September 30, 2013 and December 31, 2012 (dollars in millions):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		TOTAL
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Cash and cash equivalents	$152.3	$80.2	$—	$—	$152.3	$80.2
Available-for-sale securities	9.5	6.1	—	—	9.5	6.1
Rabbi trust assets	1.0	0.2	—	—	1.0	0.2
Deferred compensation obligation	(1.0)	(0.2)	—	—	(1.0)	(0.2)
Derivative assets	—	—	0.2	0.2	0.2	0.2
Derivative liabilities	—	—	(30.7)	(52.9)	(30.7)	(52.9)

Total	$161.8	$86.3	$(30.5)	$(52.7)	$131.3	$33.6

Of the available Cash and cash equivalents, approximately $147.3 million and $75.2 million was deposited in operating accounts while approximately $5.0 million and $5.0 million was invested in U.S. government backed securities as of September 30, 2013 and December 31, 2012, respectively.

NOTE F. DEBT

Long-term debt and maturities were as follows (dollars in millions):

	September 30, 2013	December 31, 2012
Long-term debt:
Senior Secured Credit Facility Term B-1 Loan, variable, due 2014	$—	$411.4
Senior Secured Credit Facility Term B-2 Loan, variable, due 2017	1,123.5	793.1
Senior Secured Credit Facility Term B-3 Loan, variable, due 2019	1,136.4	1,145.0
Senior Notes, fixed 7.125%, due 2019	471.3	471.3

Total long-term debt	2,731.2	2,820.8
Less: current maturities of long-term debt	11.4	19.5

Total long-term debt less current portion	$2,719.8	$2,801.3

As of September 30, 2013, the Company had $1,123.5 million of indebtedness associated with Allison Transmission, Inc.’s (“ATI”), the Company’s wholly-owned subsidiary, Senior Secured Credit Facility Term B-2 Loan due 2017 (“Term B-2 Loan”) and $1,136.4 million of indebtedness associated with ATI’s Senior Secured Credit Facility Term B-3 Loan due 2019 (“Term B-3 Loan”) (together the Term B-2 Loan, Term B-3 Loan and revolving credit facility are defined as the “Senior Secured Credit Facility”). The Company also had indebtedness of $471.3 million of ATI’s 7.125% senior cash pay notes due May 2019 (“7.125% Senior Notes”).

The fair value of the Company’s long-term debt obligations as of September 30, 2013 was $2,761.7 million. The fair value was based on quoted Level 1 market prices of the Company’s debt as of September 30, 2013. It is not expected that the Company would be able to repurchase a significant amount of its debt at these levels. The difference between the fair value and carrying value of the long-term debt is driven principally by trends in the financial markets.

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

In February 2013, ATI entered into an amendment with the term loan lenders under its Senior Secured Credit Facility to refinance $793.1 million of term loan debt and decrease the applicable margin for such term loans at the Company’s option to either (a) 3.00% over the LIBOR or (b) 2.00% over the greater of the prime lending rate provided by the British Banking Association or the federal funds effective rate published by the Federal Reserve Bank of New York plus 0.50%. In February 2013, ATI also entered into an additional amendment with the term loan lenders under its Senior Secured Credit Facility to extend the maturity of $411.4 million of term loan debt from August 2014 to August 2017 and to increase the applicable margin at the Company’s option to either (a) 3.00% over the LIBOR or (b) 2.00% over the greater of the prime lending rate provided by the British Banking Association or the federal funds effective rate published by the Federal Reserve Bank of New York plus 0.50%. The February 2013 amendments were treated as a modification of debt under GAAP, and the Company expensed $1.0 million of deferred financing fees and recorded $1.6 million of new deferred financing fees in the condensed consolidated financial statements.

In August 2013, ATI entered into an amendment with the term loan lenders under its Senior Secured Credit Facility to refinance $1,139.3 million of term loan debt and decrease the applicable margin for such term loans at the Company’s option to either (a) 2.75% or 2.50%, subject to the Company’s total leverage ratio, over the LIBOR (which may not be less than 1.00%) or (b) 1.75% or 1.50%, subject to the Company’s total leverage ratio, over the greater of the prime lending rate provided by the British Banking Association or the federal funds effective rate published by the Federal Reserve Bank of New York plus 0.50% (which may not be less than 2.00%). The amendment was treated as a modification of debt under GAAP, and thus the Company expensed $2.1 million of deferred financing fees and recorded $1.0 million of new deferred financing fees in the condensed consolidated financial statements.

The Senior Secured Credit Facility is collateralized by a lien on substantially all assets of the Company including all of ATI’s capital stock and all of the capital stock or other equity interest held by the Company, ATI and each of the Company’s existing and future U.S. subsidiary guarantors (subject to certain limitations for equity interests of foreign subsidiaries and other exceptions set forth in the terms of the Senior Secured Credit Facility). Interest on the Term B-2 Loan, as of September 30, 2013, is equal to the LIBOR plus 3.00% and interest on the Term B-3 Loan, as of September 30, 2013, is equal to the LIBOR (which may not be less than 1.00%) plus 2.75% based on the Company’s total leverage ratio. As of September 30, 2013, these rates were approximately 3.19% and 3.75% on the Term B-2 Loan and Term B-3 Loan, respectively, and the weighted average rate on the Senior Secured Credit Facility was approximately 3.47%. The Senior Secured Credit Facility requires minimum quarterly principal payments on the Term B-2 Loan and Term B-3 Loan as well as prepayments from certain net cash proceeds of non-ordinary course asset sales and casualty and condemnation events and from a percentage of excess cash flow, if applicable. Due to voluntary prepayments, the Company has fulfilled all Term B-2 Loan required quarterly payments through its maturity date of 2017. The minimum required quarterly principal payment on the Term B-3 Loan is $2.8 million and remains through its maturity date of 2019. As of September 30, 2013, there had been no payments required for certain net cash proceeds of non-ordinary course asset sales and casualty and condemnation events. The remaining principal balance on each loan is due upon maturity.

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

The Senior Secured Credit Facility also provides for $400.0 million in revolving credit borrowings, net of an allowance for up to $50.0 million in outstanding letter of credit commitments. Throughout the nine months ended September 30, 2013, the Company made periodic withdrawals and payments on the revolving credit facility as part of its debt management plans. The maximum amount outstanding at any time during the period on the revolving credit facility was $20.0 million, and all balances were repaid within the quarter they were borrowed. As of September 30, 2013, the Company had $386.4 million available under the revolving credit facility, net of $13.6 million in letters of credit. Revolving credit borrowings bear interest at a variable base rate plus an applicable margin based on the Company’s total senior secured leverage ratio. As of September 30, 2013, this rate would have been between approximately 2.94% and 5.00%. In addition, there is an annual commitment fee, based on the Company’s total senior secured leverage ratio, which as of September 30, 2013, was equal to 0.5% of the average unused revolving credit borrowings available under the Senior Secured Credit Facility. Revolving credit borrowings are payable at the option of the Company throughout the term of the Senior Secured Credit Facility with the balance due in August 2016.

The Senior Secured Credit Facility requires the Company to maintain a specified maximum total senior secured leverage ratio. As of September 30, 2013, the Company was in compliance with the maximum total senior secured leverage ratio achieving a 3.48x ratio versus a 5.50x requirement threshold. Within the terms of the Senior Secured Credit Facility, a senior secured leverage ratio above 3.50x results in a 0.5% commitment fee on the revolving credit facility and requires excess cash flow payments on the term loans for the applicable year. A senior secured leverage ratio at or below 3.50x would result in a 12.5 basis point reduction to the revolving credit facility commitment fee and elimination of excess cash flow payments. Additionally, the Company achieved a total leverage ratio of 4.26x as of September 30, 2013. Within the terms of the Senior Secured Credit Facility, a total leverage ratio at or below 3.25x would result in a 25 basis point reduction to the applicable margin on the Term B-3 Loan. This reduction would remain in effect as long as the Company achieved a total leverage ratio at or below 3.25x.

In addition, the Senior Secured Credit Facility, among other things, includes customary restrictions (subject to certain exceptions) on the Company’s ability to incur certain indebtedness, grant certain liens, make certain investments or declare or pay certain dividends. As of September 30, 2013, the Company is in compliance with all covenants under the Senior Secured Credit Facility.

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

Interest Rate

The Company is subject to interest rate risk related to the Senior Secured Credit Facility and enters into interest rate swap contracts that are based on the LIBOR to manage a portion of this exposure. The Company has not elected hedge accounting treatment for these derivatives, and as a result, fair value adjustments are charged directly to Interest expense in the Condensed Consolidated Statements of Comprehensive Income. A summary of the Company’s interest rate derivatives as of September 30, 2013 and December 31, 2012 follows (dollars in millions):

	September 30, 2013		December 31, 2012
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest Rate Swap D, due 2013	$—	$—	$125.0	$(2.8)
Interest Rate Swap E, due 2013	—	—	150.0	(2.3)
Interest Rate Swap F, due 2013	—	—	75.0	(1.1)
Interest Rate Swap G, due 2013	—	—	75.0	(1.2)
Interest Rate Swap H, due 2014	350.0	(10.2)	350.0	(19.0)
Interest Rate Swap I, due 2014	350.0	(10.3)	350.0	(19.2)
Interest Rate Swap J, due 2014	125.0	(2.8)	125.0	(3.3)
Interest Rate Swap K, due 2014	125.0	(2.9)	125.0	(3.4)
Interest Rate Swap L, due 2019	75.0	(0.8)	—	—
Interest Rate Swap M, due 2019	100.0	(1.1)	—	—
Interest Rate Swap N, due 2019	75.0	(0.7)	—	—
Interest Rate Swap O, due 2019	75.0	(0.2)	—	—

	$1,275.0	$(29.0)	$1,375.0	$(52.3)

In July 2013, the Company entered into two new interest rate swaps to hedge its variable interest rate exposure on the Senior Secured Credit Facility. Interest Rate Swap L has a notional amount of $75.0 million and is effective from August 2016 to August 2019 at an all-in fixed rate of 3.44% and a LIBOR floor of 1.00% with no independent collateral requirement. Interest Rate Swap M has a notional amount of $100.0 million and is effective from August 2016 to August 2019 at an all-in fixed rate of 3.43% and a LIBOR floor of 1.00% with no independent collateral requirement.

In September 2013, the Company entered into two new interest rate swaps to hedge its variable interest rate exposure on the Senior Secured Credit Facility. Interest Rate Swap N has a notional amount of $75.0 million and is effective from August 2016 to August 2019 at an all-in fixed rate of 3.37% and a LIBOR floor of 1.00% with no independent collateral requirement. Interest Rate Swap O has a notional amount of $75.0 million and is effective from August 2016 to August 2019 at an all-in fixed rate of 3.19% and a LIBOR floor of 1.00% with no independent collateral requirement.

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

As of September 30, 2013 and December 31, 2012, the Company had recorded cash collateral of $1.7 million and $3.0 million, respectively, in Other current assets in the Condensed Consolidated Balance Sheets, as the balances are subject to frequent change. The Company has also posted $9.0 million of collateral in the form of letters of credit.

Currency Exchange

The Company’s business is subject to foreign exchange rate risk. As a result, the Company enters into various forward rate contracts that qualify as derivatives under the authoritative accounting guidance to manage certain of these exposures. Forward contracts are used to hedge forecasted transactions and known exposure of payables denominated in a foreign currency. The Company generally has not elected to apply hedge accounting under the authoritative accounting guidance and recorded the unrealized fair value adjustments and realized gains and losses associated with these contracts in Other expense, net in the Condensed Consolidated Statements of Comprehensive Income during the period of change.

The following table summarizes the outstanding foreign currency forward contracts as of September 30, 2013 and December 31, 2012 (amounts in millions):

	September 30, 2013		December 31, 2012
	Notional Amount	Fair Value	Notional Amount	Fair Value
Japanese Yen (JPY)	¥550.0	$(0.2)	¥675.0	$(0.2)

		$(0.2)		$(0.2)

Commodity

The Company’s business is subject to commodity price risk, principally with component suppliers. As a result, the Company entered into various commodity swap contracts that qualified as derivatives under the authoritative accounting guidance to manage certain of these exposures. Swap contracts were used to hedge forecasted transactions either of the commodity or of components containing the commodity. The Company has not qualified for hedge accounting treatment for these commodity contracts, and as a result, unrealized fair value adjustments and realized gains and losses associated with these contracts were charged directly to Other expense, net in the Condensed Consolidated Statements of Comprehensive Income during the period of change.

The following table summarizes the outstanding commodity swaps as of September 30, 2013 and December 31, 2012 (dollars in millions):

	September 30, 2013			December 31, 2012
	Notional Amount	Quantity	Fair Value	Notional Amount	Quantity	Fair Value
Aluminum	$20.5	10,075 metric tons	$(1.2)	$19.4	9,050 metric tons	$(0.1)
Steel	N/A	N/A	—	0.2	340 metric tons	(0.1)
Natural Gas	N/A	N/A	—	0.3	80,000 MMBtu	0.0

			$(1.2)			$(0.2)

The following tabular disclosures further describe the Company’s derivative instruments and their impact on the financial condition of the Company (dollars in millions):

	September 30, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Foreign currency contracts	Other current assets	$0.0
	Other current liabilities	(0.3)	Other current liabilities	$(0.2)
Commodity contracts	Other current and non-current assets	0.2	Other current and non-current assets	0.2
	Other current and non-current liabilities	(1.4)	Other current and non-current liabilities	(0.4)
Interest rate contracts	Other current and non-current liabilities	(29.0)	Other current and non-current liabilities	(52.3)

Total derivatives not designated as hedging instruments		$(30.5)		$(52.7)

The fair values of the derivatives were recorded between Other current and non-current assets and Other current and non-current liabilities as appropriate in the Condensed Consolidated Balance Sheets. As of September 30, 2013, the amount recorded to Other current assets for foreign currency contracts was $0.0 million, and the amount recorded to Other current liabilities for foreign currency contracts was ($0.3) million. The amounts recorded to Other current and non-current assets for commodity contracts were $0.1 million and $0.1 million, respectively. The amounts recorded to Other current and non-current liabilities for commodity contracts were ($1.2) million and ($0.2) million, respectively. The amounts recorded to Other current and non-current liabilities for interest rate contracts were ($26.2) million and ($2.8) million, respectively.

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

The following tabular disclosures further describe the Company’s derivative instruments and their impact on the results of operations of the Company (dollars in millions):

	Three months ended September 30, 2013		Three months ended September 30, 2012
	Location of gain recognized on derivatives	Amount of gain recognized on derivatives	Location of gain recognized on derivatives	Amount of gain recognized on derivatives
Derivatives not designated as hedging instruments
Foreign currency contracts	Other expense, net	$0.2	Other expense, net	$0.0
Commodity contracts	Other expense, net	0.4	Other expense, net	1.5
Interest rate contracts	Interest expense	5.2	Interest expense	5.0

Total gain recognized on derivatives not designated as hedging instruments		$5.8		$6.5

	Nine months ended September 30, 2013		Nine months ended September 30, 2012
	Location of (loss) gain recognized on derivatives	Amount of (loss) gain recognized on derivatives	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives
Derivatives not designated as hedging instruments
Foreign currency contracts	Other expense, net	$(1.3)	Other expense, net	$0.3
Commodity contracts	Other expense, net	(2.1)	Other expense, net	(0.0)
Interest rate contracts	Interest expense	23.3	Interest expense	16.3

Total gain recognized on derivatives not designated as hedging instruments		$19.9		$16.6

NOTE H. PRODUCT WARRANTY LIABILITIES

Product warranty liability activities consisted of the following (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Beginning balance	$105.6	$111.1	$109.7	$115.4
Payments	(10.1)	(12.4)	(30.4)	(34.6)
Increase in liability (warranty issued during period)	7.5	5.6	20.8	20.1
Net adjustment to liability	(11.4)	2.0	(8.9)	5.0
Accretion (for predecessor liabilities)	0.1	0.2	0.5	0.6

Ending balance	$91.7	$106.5	$91.7	$106.5

As of September 30, 2013, the current and non-current liabilities were $38.6 million and $53.1 million, respectively. As of September 30, 2012, the current and non-current liabilities were $33.2 million and $73.3 million, respectively.

During the third quarter of 2013, the Company completed an analysis of its Dual Power Inverter Module (“DPIM”) extended coverage program and determined, based on current claims, that the product warranty liability should be reduced by $8.2 million. This resulted in a $5.8 million reduction in the General Motors (“GM”) DPIM receivable and a $2.4 million favorable adjustment to the Condensed Consolidated Statements of Comprehensive Income. As of September 30, 2013 and 2012, the DPIM liability was $44.6 million and $52.8 million with an associated receivable from GM of $18.2 million and $31.6 million, respectively. Through September 30, 2013, the Company had paid approximately $23.1 million in DPIM claims and received approximately $7.6 million in reimbursement from GM. The Company will continue to review the total DPIM liability and GM receivable for any changes in estimates as data becomes available.

The remaining $3.2 million in adjustments to the total liability were the result of general changes in estimates for various products as additional claims data and field information became available.

Deferred revenue for extended transmission coverage activity (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Beginning balance	$61.1	$63.6	$63.5	$60.7
Increases	7.6	5.2	15.7	18.0
Revenue earned	(5.7)	(5.0)	(16.2)	(14.9)

Ending balance	$63.0	$63.8	$63.0	$63.8

As of September 30, 2013, the current and non-current liabilities were $21.3 million and $41.7 million, respectively. As of September 30, 2012, the current and non-current liabilities were $20.7 million and $43.1 million, respectively. The activity above excludes deferred revenue related to defense contracts, which was $0.3 million as of September 30, 2013.

NOTE I. OTHER EXPENSE, NET

Other expense, net consisted of the following (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Grant Program income	$0.9	$2.3	$4.1	$6.4
Impairment loss on investments in technology-related initiatives	—	(6.4)	(2.5)	(14.4)
Loss on intercompany foreign exchange	(2.3)	—	(2.3)	—
Realized loss on derivative contracts (see NOTE G)	(0.7)	(0.6)	(2.3)	(0.8)
Gain (loss) on foreign exchange	0.1	1.6	(1.8)	(1.4)
Unrealized gain (loss) on derivative contracts (see NOTE G)	1.3	2.1	(1.1)	1.1
Public offering fees and expenses	(0.3)	0.0	(0.9)	(6.1)
Loss on repayments and redemptions of long-term debt	(0.5)	(0.5)	(0.5)	(21.6)
Termination of Sponsor services agreement	—	—	—	(16.0)
Loss on re-measurement of employee benefit plans (see NOTE K)	—	—	—	(2.3)
Other	—	(0.3)	0.1	(0.3)

Total	$(1.5)	$(1.8)	$(7.2)	$(55.4)

During the third quarter of 2013, the Company completed a secondary offering of 23,805,000 shares of its common stock held by investment funds affiliated with The Carlyle Group and Onex Corporation (collectively, the “Sponsors”) to the underwriters in the public offering at the public offering price, less the underwriting discounts and commissions, or $21.175 per share. The Company received no proceeds from the sale. In connection with the offering, the Company repurchased from the underwriters 4,700,000 shares of the 23,805,000 shares at the price paid by the underwriters and subsequently retired those shares. For the three and nine months ended September 30, 2013, the Company incurred $0.3 million and $0.9 million, respectively, of expenses related to public offerings.

During the first quarter of 2013, the Company made a $2.5 million investment as part of a co-development agreement signed in 2012 to expand our position in transmission technologies. Due to various uncertainties surrounding the investment including, but not limited to, the startup nature of the underlying business, its continued negative cash flow, undercapitalization and unproven business plan, the Company has impaired the investment to zero as of September 30, 2013. The related charge of $2.5 million was recorded in Other expense, net in the Condensed Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2013.

In 2009, the Company was notified by the U.S. Department of Energy that it was selected to receive matching funds from a grant program funded by the American Recovery and Reinvestment Act for the development of hybrid manufacturing capacity in the U.S. (the “Grant Program”). All applicable costs associated with the Grant Program have been charged to Engineering — research and development while the U.S. government’s matching reimbursement is recorded to Other expense, net in the Condensed Consolidated Statements of Comprehensive Income. Since inception of the Grant Program, the Company has recorded $44.9 million of Grant Program income to Other expense, net in the Condensed Consolidated Statements of Comprehensive Income.

For the three months ended September 30, 2013 and 2012, the Company recorded $0.2 million and $0.4 million, respectively, as a reduction of the basis of capital assets purchased under the Grant Program. For the nine months ended September 30, 2013 and 2012, the Company recorded $2.9 million and $2.6 million, respectively, as a reduction of the basis of capital assets purchased under the Grant Program. Under the Grant Program, the Company has acquired approximately $13.1 million of assets of which $7.1 million have been placed in service, resulting in related depreciation of $0.1 million and $0.2 million for the three months ended September 30, 2013 and 2012, respectively, and $0.2 million and $0.5 million for the nine months ended September 30, 2013 and 2012, respectively.

NOTE J. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following (dollars in millions):

	As of September 30, 2013	As of December 31, 2012
Payroll and related costs	$35.2	$47.5
Derivative liabilities	27.6	34.6
Defense price reduction reserve	26.8	12.0
Sales allowances	23.5	27.0
Accrued interest payable	20.8	14.2
Vendor buyback obligation	9.8	13.9
Taxes payable	9.2	6.9
Other accruals	9.9	11.3

Total	$162.8	$167.4

NOTE K. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost consisted of the following (dollars in millions):

	Pension Plans		Post-retirement Benefits
	Three months ended September 30,		Three months ended September 30,
	2013	2012	2013	2012
Net periodic benefit cost:
Service cost	$4.1	$3.5	$0.8	$1.0
Interest cost	1.0	0.9	1.5	1.8
Expected return on assets	(1.6)	(1.4)	—	—
Prior service cost	0.1	0.0	(0.9)	—
Loss	0.2	0.3	—	—
Settlement loss	—	—	—	—

Net periodic benefit cost	$3.8	$3.3	$1.4	$2.8

	Pension Plans		Post-retirement Benefits
	Nine months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net periodic benefit cost:
Service cost	$12.3	$11.7	$2.4	$2.9
Interest cost	3.0	3.2	4.4	5.4
Expected return on assets	(5.0)	(4.5)	—	—
Prior service cost	0.1	0.0	(2.7)	—
Loss	0.5	1.0	—	—
Settlement loss	—	2.3	—	—

Net periodic benefit cost	$10.9	$13.7	$4.1	$8.3

NOTE L. INCOME TAXES

The effective tax rate for the three and nine months ended September 30, 2013 was (38.5%) and (38.3%), respectively. For the three and nine months ended September 30, 2013, the Company recorded total tax expense of ($27.9) million and ($76.1) million, respectively. The effective tax rate for the three and nine months ended September 30, 2012 was (34.6%) and 157.8%, respectively. For the three and nine months ended September 30, 2012, the Company recorded a total tax (expense) benefit of ($17.0) million and $307.9 million, respectively. The change in the effective tax rates from 2012 to 2013 was principally driven by the release of the domestic valuation allowance on the Company’s deferred tax assets in the second quarter of 2012 resulting in an income tax benefit of $384.8 million.

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

In September 2013, the U.S. Department of the Treasury and the Internal Revenue Service issued final and proposed regulations which provide guidance with respect to capitalization treatment of tangible personal property. The Company has reviewed the changes and anticipates no material impact to the Company’s consolidated financial statements.

In accordance with the FASB’s authoritative guidance on accounting for uncertainty in income taxes, the Company had no liability for unrecognized tax benefits as of September 30, 2013 and December 31, 2012. The accounting guidance prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For the year ended December 31, 2012, the return will remain subject to examination by the various taxing authorities for the duration of the applicable statute of limitations (generally three years from the later of the date of filing or the due date of the return).

NOTE M. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table reconciles changes in Accumulated other comprehensive loss (“AOCL”) by component (net of tax, dollars in millions):

	Nine months ended September 30, 2013
	Available-for- sale securities	Defined benefit pension items	Foreign currency items	Total
Beginning balance of AOCL	$2.2	$(36.9)	$(9.2)	$(43.9)

Other comprehensive loss before reclassifications	(0.1)	—	(5.2)	(5.3)
Amounts reclassified from AOCL	—	(1.3)	—	(1.3)

Net current period other comprehensive loss	$(0.1)	$(1.3)	$(5.2)	$(6.6)

Total AOCL	$2.1	$(38.2)	$(14.4)	$(50.5)

The following table shows the location in the Condensed Consolidated Statements of Comprehensive Income affected by reclassifications from AOCL (dollars in millions):

	Three months ended September 30, 2013
AOCL Components	Amount reclassified from AOCL	Affected line item in the condensed consolidated statements of comprehensive income
Amortization of defined benefit pension items:
Prior service cost	$0.7	Cost of sales
	0.2	Selling, general and administrative
Actuarial loss	(0.1)	Selling, general and administrative
	(0.1)	Engineering – research and development

Total reclassifications, before tax	0.7	Income before income taxes
Income tax expense	(0.2)	Tax expense

Total reclassifications	$0.5	Net of tax

	Nine months ended September 30, 2013
AOCL Components	Amount reclassified from AOCL	Affected line item in the condensed consolidated statements of comprehensive income
Amortization of defined benefit pension items:
Prior service cost	$2.1	Cost of sales
	0.6	Selling, general and administrative
Actuarial loss	(0.3)	Selling, general and administrative
	(0.3)	Engineering – research and development

Total reclassifications, before tax	2.1	Income before income taxes
Income tax expense	(0.8)	Tax expense

Total reclassifications	$1.3	Net of tax

Prior service cost and actuarial loss were included in the computation of the Company’s net periodic benefit cost. Please see NOTE K for additional details.

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

NOTE O. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

As of September 30, 2013, investment funds affiliated with the Sponsors owned a total of approximately 69.6% of the Company’s equity. Pursuant to an amended and restated stockholders agreement, a majority of the Board of Directors has been designated by the Sponsors and is affiliated with the Sponsors. As a result, the Sponsors or their nominees to the Board of Directors have the ability to control the appointment of management, the entering into of mergers, sales of substantially all of the Company’s assets and other extraordinary transactions and influence amendments to the Company’s certificate of incorporation. So long as the Sponsors continue to own a majority of the Company’s equity, they will have the ability to control the vote in any election of directors and will have the ability to prevent any transaction that requires stockholder approval regardless of whether others believe the transaction is in the Company’s best interests. The interests of the Sponsors could conflict with those of the Company’s other stockholders. In addition, the Sponsors may in the future own businesses that directly compete with the Company.

7.125% Senior Notes held by Executive Officers

As of September 30, 2013, Lawrence E. Dewey, our Chairman, President and Chief Executive Officer, David S. Graziosi, our Executive Vice President, Chief Financial Officer and Treasurer, and Robert M. Price, our Vice President, Human Resources, held approximately $100,000, $450,000, and $150,000, respectively, in aggregate principal amount of the 7.125% Senior Notes.

Repurchase of Common Stock held by Sponsors

During the third quarter of 2013, the Company completed a secondary offering of 23,805,000 shares of its common stock held by investment funds affiliated with the Sponsors to the underwriters in the public offering at the public offering price, less the underwriting discounts and commissions, or $21.175 per share. The Company received no proceeds from the sale. In connection with the offering, the Company repurchased from the underwriters 4,700,000 shares of the 23,805,000 shares at the price paid by the underwriters and subsequently retired those shares.

NOTE P. EARNINGS PER SHARE

The Company presents both basic and diluted earnings per share (“EPS”) amounts. Basic EPS was calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted EPS was calculated by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during the reporting period that are calculated using the treasury stock method for stock-based awards. The treasury stock method assumes that the Company uses the proceeds from the exercise of awards to repurchase common stock at the average market price during the period. The assumed proceeds under the treasury stock method include the purchase price that the grantee will pay in the future, compensation cost for future service that the Company has not yet recognized and any tax benefits that would be credited to additional paid-in-capital when the award generates a tax deduction. If there would be a shortfall resulting in a charge to additional paid-in-capital, such an amount would be a reduction of the proceeds to the extent of the gains.

The following table reconciles the numerators and denominators used to calculate basic EPS and diluted EPS (in millions, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income	$44.5	$32.2	$122.5	$503.0

Weighted average shares of common stock outstanding	184.4	181.9	185.0	181.6
Dilutive effect stock-based awards	3.6	3.6	3.6	4.4

Diluted weighted average shares of common stock outstanding	188.0	185.5	188.6	186.0

Basic earnings per share attributable to common stockholders	$0.24	$0.18	$0.66	$2.77

Diluted earnings per share attributable to common stockholders	$0.24	$0.17	$0.65	$2.70

NOTE Q. SUBSEQUENT EVENTS

In October 2013, the Company entered into three new interest rate swaps to hedge its variable interest rate exposure on the Senior Secured Credit Facility. The first has a notional amount of $75.0 million and is effective from August 2016 to August 2019 at an all-in fixed rate of 3.08% and a LIBOR floor of 1.00% with no independent collateral requirement. The second has a notional amount of $50.0 million and is effective from August 2016 to August 2019 at an all-in fixed rate of 2.99% and a LIBOR floor of 1.00% with no independent collateral requirement. The third has a notional amount of $50.0 million and is effective from August 2016 to August 2019 at an all-in fixed rate of 2.98% and a LIBOR floor of 1.00% with no independent collateral requirement.

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

Recent Developments

In October 2013, we entered into three new interest rate swaps to hedge our variable interest rate exposure on the Senior Secured Credit Facility. The first has a notional amount of $75.0 million and is effective from August 2016 to August 2019 at an all-in fixed rate of 3.08% and a London Interbank Offered Rate (“LIBOR”) floor of 1.00% with no independent collateral requirement. The second has a notional amount of $50.0 million and is effective from August 2016 to August 2019 at an all-in fixed rate of 2.99% and a LIBOR floor of 1.00% with no independent collateral requirement. The third has a notional amount of $50.0 million and is effective from August 2016 to August 2019 at an all-in fixed rate of 2.98% and a LIBOR floor of 1.00% with no independent collateral requirement.

Trends Impacting Our Business

Our net sales are driven by commercial vehicle production, which tends to be highly correlated to macroeconomic conditions. According to America’s Commercial Transportation Research, commercial truck and bus production volumes in our North American on-highway markets are projected to grow, but to remain below the 1998-2008 average production levels through 2015. In the fourth quarter of 2013, we expect net sales to stabilize on a year-over-year basis, an improvement relative to the sales declines experienced through the first three quarters of the year. We continue to anticipate improving trends in the fourth quarter of 2013 which we expect to be driven by growth in global On-Highway and Service Parts, Support Equipment & Other end markets, and abating year-over-year declines in the North America Off-Highway and North America Hybrid-Propulsion Systems for Transit Bus end markets.

Third Quarter Net Sales by End Market (in millions)

End Market	Q3 2013 Net Sales	Q3 2012 Net Sales	% Variance
North America On-Highway	$212	$189	12%
North America Hybrid Propulsion Systems for Transit Bus	$15	$30	(50%)
North America Off-Highway	$9	$22	(59%)
Defense	$52	$74	(30%)
Outside North America On-Highway	$70	$73	(4%)
Outside North America Off-Highway	$16	$22	(27%)
Service Parts, Support Equipment and Other	$92	$84	10%

Total Net Sales	$466	$494	(6%)

North America On-Highway end market net sales were up 12% for the third quarter 2013 compared to the third quarter 2012, principally driven by higher demand for Rugged Duty and Highway Series models.

North America Hybrid-Propulsion Systems for Transit Bus end market net sales were down 50% for the third quarter 2013 compared to the third quarter 2012, principally driven by lower demand and intra-year movement in the timing of orders.

North America Off-Highway end market net sales were down 59% for the third quarter 2013 compared to the third quarter of 2012, principally driven by lower demand from hydraulic fracturing applications, but essentially flat for the third consecutive quarter.

Defense end market net sales were down 30% for the third quarter 2013 compared to the third quarter 2012, principally driven by continued reductions in U.S. defense spending to longer term averages experienced during periods without active conflicts.

Outside North America On-Highway end market net sales were down 4% for the third quarter 2013 compared to the third quarter 2012 reflecting weakness in Japan truck, China and Latin America bus tenders timing, partially offset by improved demand conditions in Russia bus.

Outside North America Off-Highway end market net sales were down 27% for the third quarter 2013 compared to the third quarter 2012, principally driven by weakness in the mining sector.

Service parts, support equipment and other end market net sales were up 10% for the third quarter 2013 compared to the third quarter 2012 principally driven by higher demand for North America On-Highway and Off-Highway service parts.

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

Cost of sales

Our most significant components of cost of sales are purchased parts, the overhead expense related to our manufacturing operations and direct labor associated with the manufacture and assembly of transmissions and parts. For the nine months ended September 30, 2013, direct material costs were approximately 68%, overhead costs were approximately 26%, and direct labor costs were approximately 6% of total cost of sales. We are subject to changes in our cost of sales caused by movements in underlying commodity prices. We seek to hedge against this risk by using commodity swap contracts and long-term supply agreements (“LTSAs”). See “Item 3 Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk” included below.

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

	For the three months ended September 30,		For the nine months ended September 30,
(unaudited, in millions)	2013	2012	2013	2012
Net income	$44.5	$32.2	$122.5	$503.0
plus:
Interest expense, net	37.3	40.8	104.5	115.6
Cash interest expense	(33.3)	(31.8)	(112.9)	(120.6)
Income tax expense (benefit)	27.9	17.0	76.1	(307.9)
Cash income taxes	(0.5)	(2.6)	(3.5)	(9.0)
Technology-related investments expense (a)	—	6.4	2.5	14.4
Public offering expenses (b)	0.3	0.0	0.9	6.1
Fee to terminate services agreement with Sponsors (c)	—	—	—	16.0
Amortization of intangible assets	25.1	37.5	80.1	112.5

Adjusted net income	$101.3	$99.5	$270.2	$330.1
Cash interest expense	33.3	31.8	112.9	120.6
Cash income taxes	0.5	2.6	3.5	9.0
Depreciation of property, plant and equipment	24.4	26.1	74.1	76.0
Loss on repayments and redemptions of long-term debt (d)	0.5	0.5	0.5	21.6
Dual power inverter module extended coverage (e)	(2.4)	—	(2.4)	9.4
Benefit plan re-measurement (f)	—	—	—	2.3
Unrealized (gain) loss on commodity hedge contracts (g)	(0.8)	(2.1)	1.1	(0.9)
Unrealized loss (gain) on foreign exchange (h)	1.8	(0.0)	2.3	(0.2)
Restructuring charge (i)	—	—	1.0	—
Other (j)	3.0	1.1	10.7	5.3

Adjusted EBITDA	$161.6	$159.5	$473.9	$573.2
Adjusted EBITDA excluding technology-related license expenses (k)	$161.6	$171.5	$479.9	$585.2

Net sales	$466.3	$493.5	$1,435.8	$1,654.8
Adjusted EBITDA margin	34.7%	32.3%	33.0%	34.6%
Adjusted EBITDA margin excluding technology-related license expenses (k)	34.7%	34.8%	33.4%	35.4%
Net cash provided by operating activities	$131.0	$138.9	$315.4	$385.4
(Deductions) or additions to reconcile to Adjusted free cash flow:
Additions of long-lived assets	(15.4)	(31.4)	(41.2)	(93.9)
Fee to terminate services agreement with Sponsors (c)	—	—	—	16.0
Technology-related license expenses (k)	—	12.0	6.0	12.0

Adjusted free cash flow	$115.6	$119.5	$280.2	$319.5

(a)	Represents an impairment charge (recorded in Other expense, net) for investments in co-development agreements with various companies to expand our position in transmission technologies.
(b)	Represents fees and expenses (recorded in Other expense, net) related to our initial public offering in March 2012, proposed and withdrawn secondary offering in April 2013 and secondary offering in August 2013.
(c)	Represents a one-time payment (recorded in Other expense, net) to terminate the services agreement with investment funds affiliated with The Carlyle Group and Onex Corporation (collectively, our “Sponsors”).
(d)	Represents losses (recorded in Other expense, net) realized on the redemptions and repayments of Allison Transmission, Inc.’s (“ATI”), our wholly owned subsidiary, long-term debt.
(e)	During the third quarter of 2013, we conducted a review of the Dual Power Inverter Module (“DPIM”) extended coverage program resulting in a reduction of the DPIM liability, partially offset by a reduction of the associated General Motors (“GM”) receivable totaling a net credit (recorded in Selling, general and administrative expenses). During the second quarter of 2012, we recorded a charge (recorded in Selling, general and administrative expenses) to increase our liability related to the DPIM extended coverage program due to claims data and additional design issues identified during introduction of replacement units. The total liability and GM receivable will continue to be reviewed for any changes in estimate as additional claims data and field information become available.
(f)	Represents a settlement charge (recorded in Other expense, net) related to the settlement of pension obligations for certain qualified hourly employees from our hourly defined benefit pension plan to GM’s pension plan as part of the asset purchase agreement dated June 28, 2007.
(g)	Represents (gains) losses (recorded in Other expense, net) on the mark-to-market of our commodity hedge contracts.
(h)	Represents losses (gains) (recorded in Other expense, net) on the mark-to-market of our foreign currency hedge contracts and on intercompany financing transactions related to investments in plant assets for our India facility.
(i)	Represents a charge (recorded in Selling, general and administrative, and Engineering – research and development) related to an employee headcount reduction program in the second quarter of 2013.
(j)	Represents employee stock compensation expense (recorded in Cost of sales, Selling, general and administrative, and Engineering – research and development) and service fees paid to our Sponsors (recorded in Selling, general and administrative expenses).
(k)	Represents payments (recorded in Engineering – research and development) for licenses to expand our position in transmission technologies.

Results of Operations

Comparison of three months ended September 30, 2013 and 2012

The following table sets forth certain financial information for the three months ended September 30, 2013 and 2012. The following table and discussion should be read in conjunction with the information contained in our condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Three months ended September 30,
(unaudited, dollars in millions)	2013	% of net sales	2012	% of net sales
Net sales	$466.3	—	$493.5	—
Gross profit	206.1	44.2%	224.4	45.5%
Operating expenses:
Selling, general and administrative expenses	74.0	15.9	96.7	19.6
Engineering — research and development	20.9	4.5	35.9	7.3
Total operating expenses	94.9	20.4	132.6	26.9

Operating income	111.2	23.8	91.8	18.6
Other expense, net:
Interest expense, net	(37.3)	(8.0)	(40.8)	(8.3)
Other expense, net	(1.5)	(0.3)	(1.8)	(0.3)

Total other expense, net	(38.8)	(8.3)	(42.6)	(8.6)

Income before income taxes	72.4	15.5	49.2	10.0
Income tax expense	(27.9)	(6.0)	(17.0)	(3.5)

Net income	$44.5	9.5%	$32.2	6.5%

Net sales.

Net sales for the quarter ended September 30, 2013 were $466.3 million compared to $493.5 million for the quarter ended September 30, 2012, a decrease of 5.5%. The decrease was principally driven by a $22.0 million, or 30%, decrease in net sales of defense products due to lower U.S. defense spending, a $19.0 million, or 43%, decrease in net sales of global off-highway products driven by lower demand from North America natural gas fracturing applications due to weakness in natural gas pricing and lower global demand in the mining sector, and a $15.0 million, or 50%, decrease in net sales of North America hybrid-propulsion systems for transit buses principally driven by lower demand and intra-year movement in the timing of orders, partially offset by a $23.0 million, or 12%, increase in net sales of North America on-highway commercial products and a $8.0 million, or 10%, increase in net sales of parts and other products.

Gross profit.

Gross profit for the quarter ended September 30, 2013 was $206.1 million compared to $224.4 million for the quarter ended September 30, 2012, a decrease of 8.2%. The decrease was principally driven by $19.0 million related to decreased net sales and $4.0 million of unfavorable manufacturing performance principally driven by favorable 2012 performance associated with the building of inventory in preparation for the 2012 UAW Local 933 contract negotiations, partially offset by $2.0 million of favorable material costs, $2.0 million of favorable foreign exchange and $1.0 million of price increases on certain products.

Selling, general and administrative expenses.

Selling, general and administrative expenses for the quarter ended September 30, 2013 were $74.0 million compared to $96.7 million for the quarter ended September 30, 2012, a decrease of 23.5%. The decrease was principally driven by $12.4 million of lower intangible asset amortization, a $2.4 million favorable adjustment related to the DPIM extended coverage program, lower product warranty expense driven by improved performance and reduced global commercial spending activities, partially offset by $1.9 million of higher stock compensation expense.

Engineering — research and development.

Engineering expenses for the quarter ended September 30, 2013 were $20.9 million compared to $35.9 million for the quarter ended September 30, 2012, a decrease of 41.8%. The decrease was principally driven by $12.0 million of technology-related license expenses in 2012 to expand our position in transmission technologies and reduced global spending activities.

Interest expense, net.

Interest expense, net for the quarter ended September 30, 2013 was $37.3 million compared to $40.8 million for the quarter ended September 30, 2012, a decrease of 8.6%. The decrease was principally driven by $3.1 million of lower amortization of deferred financing charges, $1.5 million of lower interest expense as a result of debt repayments, $0.5 million of lower interest expense related to our interest rate swaps, $0.1 million of more favorable mark-to-market adjustments for our interest rate derivatives and $0.1 million of higher interest income, partially offset by $1.8 million of higher interest expense as a result of higher interest rates on ATI’s Senior Secured Credit Facility (defined as the Term B-2 Loan due 2017 (“Term B-2 Loan”), Term B-3 Loan due 2019 (“Term B-3 Loan”) and revolving credit facility).

Other expense, net.

Other expense, net for the quarter ended September 30, 2013 was $1.5 million compared to $1.8 million for the quarter ended September 30, 2012, a decrease of 16.7%. The decrease in expense was principally driven by a $6.4 million impairment of technology-related investments in 2012 and $0.3 million of reduced miscellaneous expenses, partially offset by $3.8 million of higher unfavorable foreign exchange, $1.4 million of decreased Grant Program income, $0.8 million of higher unrealized losses on derivative contracts, $0.3 million of increased public offering expenses related to our secondary offering in the third quarter of 2013 and $0.1 million of higher realized losses on derivative contracts.

Income tax expense.

Income tax expense for the third quarter of 2013 was $27.9 million resulting in an effective tax rate of 38.5% versus an effective tax rate of 34.6% in the third quarter of 2012. The change in effective tax rate was principally driven by decreased discrete activity.

Comparison of nine months ended September 30, 2013 and 2012

The following table sets forth certain financial information for the nine months ended September 30, 2013 and 2012. The following table and discussion should be read in conjunction with the information contained in our condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Nine months ended September 30,
(unaudited, dollars in millions)	2013	% of net sales	2012	% of net sales
Net sales	$1,435.8	—	$1,654.8	—
Gross profit	630.5	43.9%	760.1	45.9%
Operating expenses:
Selling, general and administrative expenses	247.5	17.2	307.0	18.5
Engineering — research and development	72.7	5.1	87.0	5.3
Total operating expenses	320.2	22.3	394.0	23.8

Operating income	310.3	21.6	366.1	22.1
Other expense, net:
Interest expense, net	(104.5)	(7.3)	(115.6)	(7.0)
Other expense, net	(7.2)	(0.5)	(55.4)	(3.3)

Total other expense, net	(111.7)	(7.8)	(171.0)	(10.3)

Income before income taxes	198.6	13.8	195.1	11.8
Income tax (expense) benefit	(76.1)	(5.3)	307.9	18.6

Net income	$122.5	8.5%	$503.0	30.4%

Net sales.

Net sales for the nine months ended September 30, 2013 were $1,435.8 million compared to $1,654.8 million for the nine months ended September 30, 2012, a decrease of 13.2%. The decrease was principally driven by a $126.0 million, or 56%, decrease in net sales of global off-highway products driven by lower demand from North America natural gas fracturing applications due to weakness in natural gas pricing and lower global demand in the mining sector, a $64.0 million, or 28%, decrease in net sales of defense products due to lower U.S. defense spending, a $19.0 million, or 2%, decrease in net sales of global on-highway commercial products and a $10.0 million, or 12%, decrease in net sales of North America hybrid-propulsion systems for transit buses principally driven by lower demand due to municipal subsidy and spending constraints, engine emissions improvements and non-hybrid alternatives (e.g. xNG).

Gross profit.

Gross profit for the nine months ended September 30, 2013 was $630.5 million compared to $760.1 million for the nine months ended September 30, 2012, a decrease of 17.1%. The decrease was principally driven by $138.0 million related to decreased net sales and $1.0 million of unfavorable manufacturing performance, partially offset by $4.0 million of price increases on certain products, $4.0 million of favorable foreign exchange and $1.0 million of favorable material costs.

Selling, general and administrative expenses.

Selling, general and administrative expenses for the nine months ended September 30, 2013 were $247.5 million compared to $307.0 million for the nine months ended September 30, 2012, a decrease of 19.4%. The decrease was principally driven by $32.4 million of lower intangible asset amortization, a $9.4 million charge in 2012 related to the DPIM extended coverage program, a $2.4 million favorable adjustment in 2013 related to the DPIM extended coverage program and reduced global commercial spending activities, partially offset by $6.2 million of higher stock compensation expense.

Engineering — research and development.

Engineering expenses for the nine months ended September 30, 2013 were $72.7 million compared to $87.0 million for the nine months ended September 30, 2012, a decrease of 16.4%. The decrease was principally driven by $12.0 million of technology-related license expenses in 2012 to expand our position in transmission technologies and reduced global spending activities, partially offset by $6.0 million of technology-related license expenses in 2013 to further expand our position in transmission technologies.

Interest expense, net.

Interest expense, net for the nine months ended September 30, 2013 was $104.5 million compared to $115.6 million for the nine months ended September 30, 2012, a decrease of 9.6%. The decrease was principally driven by $12.4 million of lower interest expense as a result of debt repayments and purchases, $6.9 million more favorable mark-to-market adjustments for our interest rate derivatives, $2.9 million of lower amortization of deferred financing fees and $2.4 million of lower interest expense as a result of the maturity of $425.0 million of interest rate swaps, partially offset by $10.6 million of higher interest expense as a result of higher interest rates on ATI’s Senior Secured Credit Facility, $2.8 million of higher interest expense related to higher interest rates on our effective interest rate swaps and $0.1 million of lower interest income.

Other expense, net.

Other expense, net for the nine months ended September 30, 2013 was $7.2 million compared to $55.4 million for the nine months ended September 30, 2012, a decrease of 87.0%. The decrease in expense was principally driven by $21.1 million of premiums and expenses in 2012 related to redemptions of long-term debt, a $16.0 million payment in 2012 to terminate the services agreement with the Sponsors, $11.9 million of lower technology-related investment impairment expense, $5.2 million of lower public offering expenses, $2.3 million related to the hourly pension plan settlement in 2012 and $0.4 million of reduced miscellaneous expenses, partially offset by $3.7 million of expenses related to unrealized and realized losses on derivative contracts, $2.7 million of higher unfavorable foreign exchange and $2.3 million of lower Grant Program income.

Income tax (expense) benefit.

Income tax expense for the nine months ended September 30, 2013 was ($76.1) million resulting in an effective tax rate of (38.3%) versus an effective tax rate of 157.8% for the nine months ended September 30, 2012. The change in effective tax rate was principally driven by the release of the domestic valuation allowance on our deferred tax assets in 2012.

Liquidity and Capital Resources

We generate cash principally from our operating activities. We had total available cash and cash equivalents of $152.3 million and $80.2 million as of September 30, 2013 and December 31, 2012, respectively. Of the available cash and cash equivalents, approximately $147.3 million and $75.2 million was deposited in operating accounts while approximately $5.0 million and $5.0 million was invested in U.S. government backed securities as of September 30, 2013 and December 31, 2012, respectively.

Additionally, we had $386.4 million and $372.1 million available under the revolving portion of our Senior Secured Credit Facility, net of approximately $13.6 million and $27.9 million in letters of credit issued and outstanding as of September 30, 2013 and December 31, 2012, respectively. For the nine months ended September 30, 2013, we made periodic withdrawals and payments on our revolving credit facility as part of our debt management plans. The maximum amount outstanding at any time during the period on the revolving credit facility was $20.0 million, and all balances were repaid within the quarter they were borrowed. As of September 30, 2013 and December 31, 2012, we had no outstanding borrowings on our revolving credit facility.

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

In February 2013, ATI entered into an amendment with the term loan lenders under its Senior Secured Credit Facility to refinance the entire outstanding principal amount of our Term B-2 Loan to reduce the applicable margin for such term loans at our option to either (a) 3.00% over the LIBOR or (b) 2.00% over the greater of the prime lending rate provided by the British Banking Association or the federal funds effective rate published by the Federal Reserve Bank of New York. In February 2013, ATI also entered into an additional amendment with the term loan lenders under its Senior Secured Credit Facility to extend the maturity of approximately $411.4 million in principal amount of the Term B-1 Loan from August 2014 to August 2017 and to increase the applicable margin at our option to either (a) 3.00% over the LIBOR or (b) 2.00% over the greater of the prime lending rate provided by the British Banking Association or the federal funds effective rate published by the Federal Reserve Bank of New York plus 0.50%.

In August 2013, ATI entered into an amendment with the term loan lenders under its Senior Secured Credit Facility to refinance the entire outstanding principle amount of our Term B-3 Loan to reduce the applicable margin for such term loans at our option to either (a) 2.75% or 2.50%, subject to our total leverage ratio, over the LIBOR (which may not be less than 1.00%) or (b) 1.75% or 1.50%, subject to our total leverage ratio, over the greater of the prime lending rate provided by the British Banking Association or the federal funds effective rate published by the Federal Reserve Bank of New York plus 0.50% (which may not be less than 2.00%).

Our principal uses of cash are operating expenses, capital expenditures, debt service, dividends on common stock and working capital needs. The following table shows our sources and uses of funds for the nine months ended September 30, 2013 and 2012 (in millions):

	Nine months ended September 30,
Statement of Cash Flows Data	2013	2012
Cash flows from operating activities	$315.4	$385.4
Cash flows used for investing activities	(45.8)	(108.5)
Cash flows used for financing activities	(207.7)	(508.3)

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

Cash provided by operating activities

Operating activities for the nine months ended September 30, 2013 generated $315.4 million of cash compared to $385.4 million for the nine months ended September 30, 2012. The decrease was principally driven by decreased net sales, higher accounts receivable principally driven by lower accounts receivable at the end of 2012 as a result of an earlier than expected receipt and lower other liabilities, net; partially offset by lower inventories and higher accounts payable principally driven by unusually higher inventories and lower accounts payable at the end of 2012 as a result of labor negotiations planning, decreased spending commensurate with reduced global commercial and product initiatives spending, lower cash interest expense and lower cash income taxes.

Cash used for investing activities

Investing activities for the nine months ended September 30, 2013 used $45.8 million of cash compared to $108.5 million for the nine months ended September 30, 2012. The decrease was principally driven by a decrease of $52.7 million in capital expenditures and a decrease of $8.1 million in investments in technology-related initiatives. The decrease in capital expenditures was principally driven by the 2012 expansion of our India facility and lower product initiatives spending.

Cash used for financing activities

Financing activities for the nine months ended September 30, 2013 used $207.7 million of cash compared to $508.3 million for the nine months ended September 30, 2012. The decrease was principally driven by 2012 redemptions of $326.9 million of ATI’s 11.0% senior cash pay notes due November 2015, $60.9 million of decreased principal payments on ATI’s Senior Secured Credit Facility, $23.4 million of increased proceeds from the exercise of stock options and $15.8 million of decreased debt financing fees, partially offset by $99.5 million related to the repurchase of our common stock in connection with the August 2013 secondary offering by our Sponsors and $33.4 million of increased dividend payments.

Our liquidity requirements are significant, principally due to our debt service requirements. A one-eighth percent change in assumed interest rates for the Senior Secured Credit Facility, if fully drawn, as of September 30, 2013 would have a yearly impact of $0.7 million on interest expense, which includes the partial offset of our interest rate swaps. Our ability to make payments on and to refinance our indebtedness, and to fund planned capital expenditures will depend on our ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control.

The Senior Secured Credit Facility requires us to maintain a specified maximum total senior secured leverage ratio of 5.50x for the remainder of the term of the loans. As of September 30, 2013, we were in compliance with the maximum total senior secured leverage ratio, achieving a 3.48x ratio. Within the terms of the Senior Secured Credit Facility, a senior secured leverage ratio at or below 3.50x results in a 12.5 basis point reduction to the revolving credit facility commitment fee and elimination of excess cash flow payments on the Senior Secured Credit Facility for the applicable year. These reductions remain in effect as long as we continue to achieve a senior secured leverage ratio at or below 3.50x. A total leverage ratio at or below 3.25x results in a 25 basis point reduction to the applicable margin on our Term B-3 Loan. This reduction would remain in effect as long as we achieve a total leverage ratio at or below 3.25x. As of September 30, 2013, the total leverage ratio was 4.26x.

In addition to the maximum total secured leverage ratio, the Senior Secured Credit Facility and the indenture governing ATI’s 7.125% senior cash pay notes due May 2019 (“7.125% Senior Notes”) include, among other things, customary restrictions (subject to certain exceptions) on our ability to incur certain indebtedness or liens, make certain investments or declare or pay certain dividends. As of September 30, 2013, we are in compliance with all covenants under the Senior Secured Credit Facility.

Prior to May 15, 2015, we may redeem some or all of our 7.125% Senior Notes by paying the applicable “make-whole” premium. At any time on or after May 15, 2015, we may redeem some or all of the 7.125% Senior Notes at specified redemption prices in the governing indenture.

To manage interest rate risk associated with our variable rate debt, we have eight interest rate swap contracts as of September 30, 2013 that qualify as derivatives under authoritative accounting guidance for derivative instruments and hedging activities. Our interest rate swaps do not qualify for hedge accounting treatment and, as a result, fair value adjustments are charged directly to interest expense in the Condensed Consolidated Statements of Comprehensive Income. Despite the fact that we have elected a mark-to-market approach as opposed to hedge accounting treatment, the contracts are used strictly as an economic hedge and not for speculative purposes.

Certain of our interest rate derivatives contain credit-risk and collateral contingent features under which downgrades in our credit rating could require us to increase our collateral. Certain interest rate derivatives also contain provisions under which we may be required to post additional collateral if LIBOR reaches certain levels. As of September 30, 2013, we have posted collateral of $1.7 million in cash and $9.0 million in letters of credit as a result of changes in interest rates. We may be required to post additional collateral until the LIBOR curve reaches zero.

Assuming all collateral contingent features remain the same, a 1% increase or decrease in the LIBOR interest rate curve as of September 30, 2013 would correspondingly reduce our collateral requirement by approximately $4.5 million or increase our collateral requirement by approximately $4.5 million, respectively, in a combination of cash and letters of credit.

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

Recently Issued Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued authoritative accounting guidance on the presentation of an unrecognized tax benefit when net operating loss (“NOL”) carryforwards exist. The guidance requires presentation of an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for an NOL carryforward, a similar tax loss or a tax credit carryforward. The guidance is effective for fiscal years beginning after December 15, 2013. While the adoption of this guidance is not expected to have an effect on our consolidated financial statements, it could affect the accounting treatment applied under these circumstances in the future.

In July 2013, the FASB issued authoritative accounting guidance on the inclusion of the Fed Funds Effective Swap Rate as a benchmark interest rate for hedge accounting purposes. The guidance also removes the restriction on using different benchmark rates for similar hedges. The guidance became effective for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this guidance did not have an effect on our consolidated financial statements as the Company does not currently elect hedge accounting treatment on its interest rate swaps.

In March 2013, the FASB issued authoritative accounting guidance on a parent company’s accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. The guidance clarifies that when a parent company ceases to have a controlling financial interest in a subsidiary or group of assets, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The guidance is effective for fiscal years beginning after December 15, 2013. While the adoption of this guidance is not expected to have an effect on our consolidated financial statements, it could affect the accounting treatment applied under these circumstances in the future.

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

Certain Relationships and Related Party Transactions

As of September 30, 2013, our Sponsors each owned approximately 34.8% of our equity. Pursuant to an amended and restated stockholders agreement, a majority of the Board of Directors has been designated by our Sponsors and is affiliated with our Sponsors. As a result, our Sponsors or their nominees to the Board of Directors have the ability to control the appointment of our management, the entering into of mergers, sales of substantially all of our assets and other extraordinary transactions and influence amendments to our certificate of incorporation. So long as our Sponsors continue to own a majority of our equity, they will have the ability to control the vote in any election of directors and will have the ability to prevent any transaction that requires stockholder approval regardless of whether others believe the transaction is in our best interests. The interests of our Sponsors could conflict with those of our other stockholders. In addition, our Sponsors may in the future own businesses that directly compete with ours.

7.125% Senior Notes held by Executive Officers

As of September 30, 2013, Lawrence E. Dewey, our Chairman, President and Chief Executive Officer, David S. Graziosi, our Executive Vice President, Chief Financial Officer and Treasurer, and Robert M. Price, our Vice President, Human Resources, held approximately $100,000, $450,000, and $150,000, respectively in aggregate principal amount of the 7.125% Senior Notes.

Repurchase of Common Stock held by Sponsors

During the third quarter of 2013, we completed a secondary offering of 23,805,000 shares of our common stock held by investment funds affiliated with the Sponsors to the underwriters in the public offering at the public offering price, less the underwriting discounts and commissions, or $21.175 per share. We received no proceeds from the sale. In connection with the offering, we repurchased from the underwriters 4,700,000 shares of the 23,805,000 shares at the price paid by the underwriters and subsequently retired those shares.

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

Important factors that could cause actual results to differ materially from our expectations are disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC on February 28, 2013, as updated by Part II, Item 1A “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 as filed with the SEC on April 30, 2013. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements as well as other cautionary statements that are made from time to time in our public communications. You should evaluate all forward-looking statements made in this Quarterly Report on Form 10-Q in the context of these risks and uncertainties.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk consists of changes in interest rates, foreign currency rate fluctuations and movements in commodity prices.

Interest Rate Risk

We are subject to interest rate market risk in connection with a portion of our long-term debt. Our interest rate exposure relates to outstanding amounts under our Senior Secured Credit Facility. Our Senior Secured Credit Facility provides for variable rate borrowings of up to $2,646.3 million including $386.4 million under our revolving credit facility, net of $13.6 million of letters of credit. Assuming the Senior Secured Credit Facility is fully drawn as of September 30, 2013, a one-eighth percentage point increase or decrease in the applicable interest rates would correspondingly change our interest expense on the Senior Secured Credit Facility by approximately $0.7 million per year. This includes the partial offset of the effective interest rate swaps described below. As of September 30, 2013, we had no outstanding borrowings against the revolving credit facility.

From time to time, we enter into interest rate swap agreements to hedge our variable interest rate debt. Below is a list of our interest rate swaps as of September 30, 2013:

	Counterparty	Effective Date	Notional Amount (in millions)	LIBOR Fixed Rate
Interest Rate Swap H	Barclays Capital	2011-2014	$350.0	3.75%
Interest Rate Swap I	Deutsche Bank	2011-2014	$350.0	3.77%
Interest Rate Swap J	UBS	2013-2014	$125.0	2.96%
Interest Rate Swap K	UBS	2013-2014	$125.0	3.05%
Interest Rate Swap L	Barclays	2016-2019	$75.0	3.44	%*
Interest Rate Swap M	JP Morgan	2016-2019	$100.0	3.43	%*
Interest Rate Swap N	Bank of America	2016-2019	$75.0	3.37	%*
Interest Rate Swap O	Deutsche Bank	2016-2019	$75.0	3.19	%*

*	include LIBOR floor of 1.00%

In certain circumstances, we and the counterparty are required to provide additional collateral under these swaps. We are exposed to increased interest expense if a counterparty defaults. Refer to NOTE F and NOTE G of the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Exchange Rate Risk

While our net sales and costs are denominated principally in U.S. Dollars, net sales, costs, assets and liabilities are generated in other currencies including Japanese Yen, Euro, Indian Rupee, Brazilian Real, Chinese Yuan Renminbi, and Canadian Dollar. The expansion of our business outside North America may further increase the risk that cash flows resulting from these activities may be adversely affected by changes in currency exchange rates. As of September 30, 2013, we hold forward rate contracts for the Japanese Yen, which are intended to hedge either known or forecasted cash flow payments denominated in the currency. We do not hold financial instruments for trading or speculative purposes.

Assuming current levels of foreign currency transactions, a 10% increase or decrease in the Japanese Yen, Euro, Indian Rupee, Chinese Yuan Renminbi and Canadian Dollar would correspondingly change our earnings by an estimated $4 million per year. This includes the partial offset of our hedging contracts described above. All other exposure to foreign currencies is considered immaterial.

Commodity Price Risk

We are subject to changes in our cost of sales caused by movements in underlying commodity prices. Approximately two-thirds of our cost of sales consists of purchased components with significant raw material content. A substantial portion of the purchased parts are made of aluminum and steel. The cost of aluminum parts include an adjustment factor on future purchases for fluctuations in aluminum prices based on accepted industry indices. In addition, a substantial amount of steel-based contracts also include an index-based component. As our costs change, we are able to pass through a portion of the changes in commodity prices to certain of our customers according to our LTSAs. We historically have not entered into long-term purchase contracts related to the purchase of aluminum and steel. We currently hold financial forward contracts that are intended to hedge forecasted aluminum purchases. Based on our forecasted demand for 2013 and 2014, as of September 30, 2013, the hedge contracts cover approximately 25% and 27% of our aluminum requirements, respectively. We do not hold financial instruments for trading or speculative purposes.

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

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Description

10.29*	Form of 2011 Equity Incentive Award Plan Stock Option Agreement (filed herewith)

10.30*	Form of 2011 Equity Incentive Award Plan Restricted Stock Unit Agreement for Non-Employee Directors (filed herewith)

10.31*	Amended and Restated Non-Employee Director Compensation Policy (filed herewith)

10.32	Amendment No. 8 to the Credit Agreement, dated as of August 26, 2013, among Allison Transmission Holdings, Inc., Allison Transmission, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties thereto as Lenders, Citicorp North America, Inc., as Administrative Agent and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 26, 2013)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement
+	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 29, 2013	ALLISON TRANSMISSION HOLDINGS, INC.

	By:	/s/ Lawrence E. Dewey
	Name:	Lawrence E. Dewey
	Title:	Chairman, President and Chief Executive Officer

Date: October 29, 2013	By:	/s/ David S. Graziosi
	Name:	David S. Graziosi
	Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Accounting Officer)