Form 10-K
period 2013-12-31
Allison Transmission Holdings Inc
filed 2014-02-24
CIK 1411207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates was approximately $810.7 million as of June 30, 2013.

As of February 10, 2014, there were 183,740,543 shares of Common Stock and 1,185 shares of Non-voting Common Stock outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement for its 2014 annual meeting of stockholders will be incorporated by reference in Part III of this Annual Report on Form 10-K.

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

PART I.

ITEM 1. Business

Overview

Allison Transmission Holdings, Inc. and its subsidiaries (“Allison,” the “Company” or “we”) design and manufacture commercial and defense fully-automatic transmissions.

The business was founded in 1915 and has been headquartered in Indianapolis, Indiana since inception. We have approximately 2,700 employees and 13 different transmission product lines. Although approximately 77% percent of revenues are generated in North America, we have a global presence by serving customers in Europe, Asia, South America and Africa. We serve customers through an independent network of approximately 1,400 independent distributor and dealer locations worldwide.

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

Our Business

We are the world’s largest manufacturer of fully-automatic transmissions for medium- and heavy-duty commercial vehicles and medium- and heavy-tactical U.S. defense vehicles. Allison transmissions are used in a wide variety of applications, including on-highway trucks (distribution, refuse, construction, fire and emergency), buses (primarily school, transit and hybrid-transit), motorhomes, off-highway vehicles and equipment (primarily energy, mining and construction) and defense vehicles (wheeled and tracked). We estimate that globally, in 2013, we sold approximately 61% of all fully-automatic transmissions for medium- and heavy-duty on-highway commercial vehicle applications. We believe the Allison brand is one of the most recognized in our industry as a result of the performance, reliability and fuel efficiency of our transmissions and is associated with high quality, durability, vocational value, technological leadership and superior customer service. We believe our brand helps us maintain our leading market position and price our products commensurate with the value provided to the end user.

We introduced the world’s first fully-automatic transmission for commercial vehicles over 60 years ago. Since that time, we have driven the trend in North America and Western Europe towards increasing automaticity by targeting a diverse range of commercial vehicle vocations. As compared to manual transmissions and automated manual transmissions (“AMTs”), we believe the superior performance attributes of our fully-automatic transmissions in vocations with a high degree of “start and stop” activity, as well as in urban environments, include lower maintenance costs, reduced vehicle downtime, ease of operation, increased safety and improved driver and passenger comfort. We believe our transmissions offer increased fuel efficiency and faster acceleration, resulting in lower operating costs and increased productivity when they are used in vehicles with duty cycles that require a high degree of “start and stop” activity. As a result of these attributes, our fully-automatic transmissions are the standard or exclusive transmission offered in the powertrain configuration of certain types of vehicles in North America, including school buses, fire and emergency vehicles, medium- and heavy-tactical U.S. defense vehicles and certain mining trucks. In applications where our transmission is offered as an alternative to a manual transmission or an AMT, such as distribution and refuse trucks, we believe end users frequently specify an “Allison” transmission when ordering a commercial vehicle, which can create pull-through demand for our products to our original equipment manufacturer (“OEM”) customers. Our transmissions are also commonly used in various oil and natural gas drilling and extraction equipment where we believe our products’ performance, reliability, equipment uptime and ease of operation are critical to end users.

Allison transmissions are optimized for the unique performance requirements of end users, which typically vary by vocation. Our products are highly engineered, requiring advanced manufacturing processes, and employ complex software algorithms for our transmission controls to maximize end user performance. We have developed over 100 different models that are used in more than 2,500 different vehicle configurations and are compatible with more than 500 combinations of engine brands, models and ratings (including diesel, gasoline, natural gas and other alternative fuels). In 2013, over 7,500 unique Allison-developed calibrations were used with our transmission control modules.

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

Fuel efficiency, reduction in fuel consumption and greenhouse gas emissions are important considerations for commercial vehicles everywhere and they tend to go together. We believe fuel efficiency, the measure of work performed for a given amount of fuel consumed, is the best method to assess fuel consumption of commercial vehicles as compared to the more commonly-used fuel economy metric of miles-per-gallon (“MPG”). MPG is inadequate for commercial vehicles because it does not encompass two key elements of efficiency that we believe are important to vehicle owners and operators: payload and transport time. For example, if more work can be completed or more payload hauled using the same amount of fuel and/or over a shorter period of time, then we believe the vehicle is more fuel efficient. Since fuel economy and its MPG metric only accounts for distance traveled and fuel consumed, ignoring time and work performed, it is therefore an inferior metric to fuel efficiency when it comes to assessing commercial vehicles. Markets, regulations, policies and technology continue to evaluate these topics.

Our Served Markets

We sell our transmissions globally for use in medium- and heavy-duty on-highway commercial vehicles (with limited exposure to the Class 8 line haul tractor market), off-highway vehicles and equipment and defense vehicles. In addition to the sale of transmissions, we also sell branded replacement parts, support equipment and other products necessary to service the installed base of vehicles utilizing our transmissions. The following table provides a summary of our business by end market, for the fiscal year ended December 31, 2013.

	NORTH AMERICA			OUTSIDE NORTH AMERICA		DEFENSE	SERVICE
END MARKET	ON- HIGHWAY	HYBRID TRANSIT BUS	OFF- HIGHWAY	ON-HIGHWAY	OFF- HIGHWAY		PARTS, SUPPORT EQUIPMENT & OTHER
2013 NET SALES (IN MILLIONS)	$825	$105	$39	$293	$88	$202	$375
% OF TOTAL	43%	5%	2%	15%	5%	11%	19%
MARKET POSITION	• #1 supplier of fully-automatic transmissions	• A leading supplier of hybrid-propulsion systems	• A leading independent supplier	• #1 supplier of fully-automatic transmissions in China and India • Established presence in Western Europe	• A leading independent supplier	• #1 supplier of transmissions for the U.S. Department of Defense	• Approximately 1,400 dealers and distributors worldwide
VOCATIONS OR END USE	• Distribution • Emergency • Refuse • Construction • Utility • School, transit, shuttle and coach buses • Motorhome • Metro tractors	• Hybrid transit bus • Hybrid shuttle bus	• Energy • Mining • Construction • Specialty vehicle	• Distribution • Emergency • Refuse • Construction • Utility • Transit, shuttle and coach buses	• Energy • Mining • Construction • Specialty vehicle	• Medium- and heavy-tactical wheeled platforms • Tracked combat platforms	• Parts • Support equipment • Remanufactured transmissions • Fluids

Refer to NOTE 18, “Concentration of Risk” and NOTE 21, “Geographic Information” in Part II, Item 8, of this Annual Report on Form 10-K for additional information on our significant OEM customers and net sales by geographical areas.

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

Our core North American on-highway market includes Class 4-5, Class 6-7 and Class 8 straight trucks, conventional transit, shuttle and coach buses, school buses and motorhomes. Class 8 trucks are subdivided into two markets: straight and tractor. Class 8 straight trucks are those with a unified body (e.g., refuse, construction, and dump trucks), while tractors have a vehicle chassis that is separable from the trailer they haul. We have been supplying transmissions for Class 8 straight trucks for decades, and it is a core end market for us. Today, we have very limited exposure to the Class 8 tractor market because lower priced manual transmissions generally meet the needs of these vehicles which are primarily used in long distance hauling. However, we have identified a portion of the Class 8 tractor market that we call metro tractors that are used in urban environments the majority of the time. During 2013, we began production of a new fully-automatic transmission (the “TC10”) that meets the unique duty cycle requirements of the Class 8 metro tractor market. Combining the startability and continuous, uninterrupted power qualities of a fully-automatic transmission with the cruising aspects of a manual transmission, the TC10 offers a new alternative to traditional manual and automated manual transmissions in tractor applications.

We sell substantially all of our transmissions in the North American on-highway market to OEMs, including Blue Bird, Daimler, Hino, Navistar, PACCAR, Spartan Motors, Volvo and many others. These OEMs, in turn, install our transmissions in vehicles in which our transmission is either the exclusive transmission available or is specifically requested by end users who are choosing between a manual transmission, an AMT or a fully-automatic transmission. OEM customers representing approximately 90% of our 2013 North American on-highway unit volume participate in long-term supply agreements (“LTSA”) with us. Generally, these supply agreements offer the OEM customer defined levels of mutual commitment with respect to growing Allison’s presence in the OEMs’ products and promotional efforts, pricing and sharing of commodity cost risk. The typical length of our customer agreements is five years. We often compete in this market against independent manufacturers of manual transmissions and AMTs, and, to a lesser extent, against OEMs in certain weight classes that use their own internally manufactured transmissions in certain vehicles.

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

The largest Class 4-5 truck OEM is Ford Motor Company (“Ford”), which offers its own transmission in these vehicles. We are the exclusive transmission supplier to the Navistar Class 4-5 TerraStar truck specifically targeted at this end market. We also intend to pursue business with other OEMs, should they choose to participate in this end market.

Class 6-7 Trucks. Class 6-7 trucks are generally used in urban applications, including larger distribution, commercial lease and rental, ambulance, rescue and fire trucks. While demand drivers for the Class 6-7 truck end market are generally similar to those of the Class 4-5 truck end market, economic and pre-buy volatility are higher in these classes. The largest OEMs in this end market are Daimler, Ford, Hino, Navistar and PACCAR. Our overall penetration of the Class 6-7 truck transmission end market was approximately 68% in 2013. In this market, we compete primarily with manual transmissions, AMTs and Ford, who offers its own internally-produced transmissions in these vehicles.

Class 8 Straight Trucks. The most common vocations that utilize straight trucks are refuse, construction, fire and emergency. Primary drivers of Class 8 straight truck demand are general economic conditions and federal, state and municipal spending, which affect the purchases of many fire and emergency vehicles, refuse vehicles and construction vehicles, and the purchases of other private refuse fleet operators. The largest Class 8 straight truck OEMs are Daimler, Navistar, PACCAR and Volvo. In 2013, our overall penetration of the Class 8 straight truck transmission end market was approximately 56%. In this market, we compete primarily with manual transmissions and AMTs.

Buses. School buses have historically comprised approximately 76% of the North American bus market by volume. While school buses vary in weight and engine size, the majority of our transmissions are used in Class 6-7 buses. The primary demand driver for school bus purchases is municipal spending, specifically school district budgets and the capital expenditure plans of private fleet operators. School bus demand is also affected by the number of school-age children, which is driven by birth rates and immigration. The demand in this end market has generally been stable, although it does experience declines during economic downturns as municipalities defer purchases. The largest school bus OEMs are Blue Bird, Daimler and Navistar. Our overall penetration of the school bus end market was approximately 93% in 2013. In this market, we primarily compete against Ford, Voith GmbH (“Voith”) and ZF Friedrichshafen AG (“ZF”).

Motorhomes. We sell our transmissions for use primarily in larger motorhomes (Type A). Substantially all of the Type A motorhomes used fully-automatic transmissions in this market in 2013. The motorhome market was severely impacted by the recent economic downturn with volumes declining approximately 49% from 2007 to 2013. We expect motorhome demand will benefit from improving economic conditions, increased availability of credit and favorable demographic trends such as the aging of “baby boomers.” We typically sell to the chassis manufacturers that supply body manufacturers, such as Fleetwood RV, Thor Industries and Winnebago Industries. We had approximately a 52% share of the fully-automatic transmissions used in Type A diesel and gasoline powered motorhomes and substantially all of the share of the fully-automatic transmissions sold in Type A diesel powered motorhomes. In this market, we compete primarily with Ford, who uses its own internally-produced transmission in the lighter-duty motorhomes.

Hybrid Transit Buses

The interest in conserving fuel and reducing greenhouse gas emissions is driving demand for more fuel efficient commercial vehicles. As of December 31, 2013, we have delivered over 6,000 H 40/50 EP hybrid-propulsion transit bus systems globally to approximately 250 cities in many countries, making us one of the world’s largest suppliers of hybrid-propulsion transit bus systems. In North America, we sold approximately 75% of all units for the hybrid transit bus market in 2013. Our customers in this North American end market are typically city, state and federal governmental entities, which utilize government funds to subsidize a portion of the purchase price for the transit buses containing our hybrid-propulsion system. In this market, we compete primarily with BAE Systems plc (“BAE”).

Off-Highway

We have provided products used in vehicles and equipment that serve energy, mining and construction applications for over 50 years.

Off-highway energy applications include well-stimulation equipment, pumping equipment, and well-servicing rigs, which often use a fully-automatic transmission to propel the vehicle and drive auxiliary equipment. We maintain a leadership position in this end market, with nearly all producers of well stimulation and well servicing equipment utilizing our heavy-duty off-highway transmissions. Customers include Baker Hughes, Halliburton Company, Key Energy Services, National Oilwell Varco and Weatherford International. Traditional and new methods of drilling and extracting oil and natural gas from shale formations utilize highly engineered heavy-duty fully-automatic transmissions. Competition includes Caterpillar, Inc. (“Caterpillar”) and Twin Disc, Inc. (“Twin Disc”).

We also provide heavy-duty transmissions used in mining trucks, specialty vehicles and construction vehicles. Mining applications include trucks used to haul various commodities and other products, including rigid dump trucks, underground trucks and long-haul tractor trailer trucks with load capacities between 40 to 110 tons. Our major competitors in this end market are Caterpillar and Komatsu, Ltd. (“Komatsu”), both of which are vertically integrated and manufacture fully-automatic transmissions for their own vehicles. Specialty vehicles using our heavy-duty transmissions include airport rescue and firefighting vehicles and heavy-equipment transporters. Construction applications include articulated dump trucks with Caterpillar, Volvo and ZF as competitors.

Outside North America

On-Highway

We are the largest manufacturer of fully-automatic transmissions for the commercial vehicle market outside of North America. While the use of fully-automatic transmissions in the medium- and heavy-duty commercial vehicle market has been widely accepted in North America, the markets outside North America continue to be dominated by manual transmissions. In 2013, fully-automatic transmission-equipped medium- and heavy-duty commercial vehicles represented less than 5% of the vehicles in markets outside North America and are concentrated in certain vocational end markets. The following is a summary of our on-highway net sales by region outside of North America.

Europe, Middle East, Africa. The Europe, Middle East, Africa region (“EMEA”), is composed of several different markets, each of which differs significantly from our core North American market by the degree of market maturity, sophistication and acceptance of fully-automatic transmission technology. Within Europe, we serve Western European developed markets, as well as Russian and Eastern European emerging markets. Our key on-highway customers in EMEA are Daimler, Iveco, Scania, and Volvo, and we principally serve the refuse, emergency, bus, coach, distribution and utility markets. Fully-automatic transmission technology has approximately a 4% market share in European truck applications. We lead this end market with approximately a 76% share of the fully-automatic transmissions sold in 2013. Transit bus transmission sales are more evenly divided between manual and fully-automatic transmissions. However, we face strong competition from European-based bus-focused competitors in this market such as ZF and Voith. Europe is most notably characterized by a high level of vertical powertrain integration with OEMs such as Daimler, Scania and Volvo often utilizing their own manual transmissions and AMTs in their vehicles. These OEMs have not generally elected to manufacture fully-automatic commercial vehicle transmissions. We believe they have not done so due to the large initial investment required that would be amortized over a limited number of medium and heavy-duty commercial vehicles utilizing fully-automatic transmissions in their European market. The Middle East and Africa regions are generally characterized by very limited local vehicle production, with imports from the U.S., South America, Turkey, China, India and Europe accounting for the majority of vehicles.

Although we have low market penetration today, we supply transmissions to all major European OEMs and have targeted specific vocations in EMEA that we believe benefit from our value proposition. For example, we are the exclusive transmission in refuse chassis with Daimler and Dennis Eagle.

Asia-Pacific. Currently, manual transmissions are the predominant transmissions used in commercial vehicles in the Asia-Pacific region. We believe we are well-positioned to capitalize on the relatively low penetration rate of automatic transmission because of our transmissions’ established reputation for performance and durability, as well as our distributor and dealer network presence in most of the key Asia-Pacific markets, including China and Japan. In China, our largest growth market, we are the leading provider of fully-automatic commercial vehicle transmissions with a substantial installed base of over 54,000 Allison transmissions, including 37,000 units in transit buses, operated by over 100 different bus fleets in over 70 cities as of December 31, 2013. Our success in penetrating the domestic commercial vehicle OEMs combined with the value of our fully-automatic transmissions have generated a significant growth opportunity for us as Chinese OEMs have begun to export products. For example, we have grown significantly in commercial vehicles used to transport cargo at shipping ports (dock spotters) in China, increasing our share to virtually 100% today. In targeted truck vocations, we have increased the number of vehicle configurations in which our transmissions are available from 17 in 2008 to 106 in 2013.

The Japanese market for commercial vehicles is unique due to the country’s compact size and its transportation congestion constraints. This generally encourages the use of smaller engines and commensurately lighter-duty commercial vehicles than those used in North America. Sales of fully-automatic transmissions for use in the domestic Japanese commercial vehicle market are expected to grow over the long-term as a result of the declining number of drivers in the active workforce who are trained to operate manual transmissions. Historically, the Japanese commercial vehicle fully-automatic transmission market has been served by local suppliers such as Aisin Seiki Co., Ltd. (“Aisin”), which supplies its products predominantly for vehicles in the Class 4-5 equivalent and lighter weight categories. We have built relationships with domestic Japanese vehicle OEMs, including Hino, Isuzu, Mitsubishi Fuso Truck and Bus Corporation (“Mitsubishi”) and UD Truck Corporation (“UD”), and we are working to expand our commercial vehicle releases in the Japanese market. Japanese OEMs also export vehicles extensively to Australia, Thailand and Indonesia, and our opportunities are improving, particularly in the Australian refuse, construction and distribution markets representing the most significant near-term potential.

In addition to China and Japan, we actively participate in several other important Asia-Pacific countries. Currently, Taiwan, Indonesia, Malaysia and Thailand are primarily importers of commercial vehicles, with limited domestic manufacturing capabilities. Australia and South Korea have a few OEMs with domestic production capabilities for which we are a supplier, including Daewoo International Corporation, Hyundai Motor Company and Iveco. The distribution of our fully-automatic transmissions throughout the broader Asia-Pacific region helps to develop end user relationships.

Competition in the Asia-Pacific region includes fully-automatic transmissions from Aisin and JATCO for lighter-duty trucks, ZF and Voith for buses, as well as Shaanxi Fast Gear Co., Ltd. (“Fast Gear”) for heavy-duty trucks. We also face competition from the captive OEM production of manual transmissions and AMTs from companies such as Hino, Isuzu, Mitsubishi and UD. Fast Gear also supplies manual transmissions sold for use in the Chinese truck market, while Qijiang focuses on the Chinese tour-coach manual transmission market.

India. Since 2007, we have had an established foothold in the India on-highway market, beginning with the low-floor transit bus. We have been successful in obtaining releases and generating sales in support of the desire of the Indian government to upgrade its public transportation infrastructure. Currently, Allison transmissions are operating in over 29 major cities across India.

In order for us to take a more direct and proactive role in the Indian market, we opened a regional office and customization center in 2009, a manufacturing facility in 2010 to produce components for our 3000 and 4000 products assembled in Hungary and an assembly operation for our 1000 and 2000 products in 2012 in India. We have also launched vehicle release programs with Indian OEMs in the truck, bus, defense and off-highway markets.

Currently, manual transmissions are the predominant transmissions used in commercial vehicles in India; however, we believe opportunity for growth exists as the various Indian vocational end markets seek to upgrade and modernize their equipment to global specifications. Competition primarily comes from the locally produced manual transmissions, as well as from ZF and Voith, which compete with us predominantly in the bus market with their fully-automatic transmissions. Allison is or is expected to be offered as an option by Indian bus and truck OEMs such as Ashok Leyland, Asia Motor Works, BEML, JCBL and Tata. India is also characterized by some OEMs with vertical powertrain integration often utilizing their own manual transmissions and AMTs in their vehicles.

South America. Currently, manual transmissions are the predominant transmissions used in commercial vehicles in South America. We continue to maintain a presence supporting OEMs such as Agrale S.A., Daimler, Encava C.A., Iveco, MAN, Randon Veículos and Scania. During 2013, the vast majority of the net sales of our products in the region were for use in buses, while on-highway trucks accounted for a small portion of our net sales; however, we are growing our truck release base. The South American region is characterized by a high level of OEM integration, with captive manual transmission and AMT manufacturing by OEMs such as Daimler, MAN and Scania.

Off-Highway

The following is a summary of our off-highway net sales by region outside of North America.

Europe, Middle East, Africa. Our off-highway markets in EMEA are mining and construction. Our major off-highway competitors are Caterpillar and Komatsu, both of which are vertically integrated manufacturers of off-highway mining vehicles, including the specific fully-automatic transmission used in their mining trucks. A typical construction application is the articulated dump truck, with competition from Caterpillar, Volvo and ZF transmissions. We also supply mining OEMs such as Astra, Atlas Copco UK, Perlini Equipment, Sandvik AB and Terex.

Asia-Pacific. Off-highway markets in Asia are shared by the energy, mining and construction applications; all of which are expanding due to China’s domestic need for materials, infrastructure and energy. Specifically, we increased our availability in heavy duty mining and construction dump trucks to 26 vehicle configurations and our transmissions are now offered by all major Chinese OEMs serving this market. Our off-highway transmissions are used by energy OEM customers including 4th Petroleum and Yantai Jereh Oilfield Services Group Co., mining and constructions OEMs such as North Hauler, Qinhuangdao Tolian Speciality Transporter Co. and Sany Group Co. Our primary competitors are Caterpillar, Danyang Winstar Auto Parts Co. and Twin Disc in energy applications, Caterpillar and Komatsu in mining applications, and Caterpillar, Volvo and ZF in construction applications.

Defense

We have a long-standing relationship with the U.S. Department of Defense (“DOD”), dating back to 1946, when we began developing our first-generation tank transmission. Today, we sell substantially all of the transmissions for medium- and heavy-tactical wheeled vehicle platforms including the Family of Medium Tactical Vehicles, Armored Security Vehicles, Heavy Expanded Mobility Tactical Trucks, Heavy Equipment Transporters, Palletized Loading Systems, M915 Series Trucks, Medium Tactical Vehicle Replacements and the Logistic Vehicle System Replacement. Additionally, we supplied transmissions for the majority of Mine-Resistant Ambush Protected (“MRAP”) Vehicles and the MRAP All-Terrain Vehicle and for all three potential manufacturers of the Joint Light Tactical Vehicles. Transmissions for our wheeled vehicle platforms are typically sold to OEMs, including BAE, Daimler, General Dynamics Land Systems, Oshkosh, Navistar and Textron Marine & Land Systems.

We are also the supplier on two of the three key tracked vehicle platforms, the Abrams tank and the M113 family of vehicles, which are sold directly to the DOD. Additionally, we sell parts kits to licensees for the production of transmissions for tracked vehicles manufactured outside North America. Overall, we have seen the demand for U.S. defense vehicles decrease as the funding for defense vehicles declines. Additionally, the DOD budgets and supplemental spending have allowed them to recapitalize and reset many vehicle systems, which has reduced the average age of the fleet and the need to procure new vehicles.

Globally, we face competition for the supply of our transmissions in tracked defense vehicles primarily from L-3 Communications Corporation, Renk AG and ZF. Additionally, we face limited competition from Caterpillar in certain defense wheeled vehicle platforms.

Service Parts, Support Equipment and Other

The aftermarket provides us with a relatively stable source of revenues as the installed base of vehicles and equipment utilizing our transmissions continues to grow. The need for replacement parts is driven by normal vehicle and equipment maintenance requirements and is not significantly impacted by economic cycles. Uninterrupted operation is generally critical for end users’ profitability. End users focus on getting the vehicle back in service, which in some cases results in the aftermarket purchase decision being less price-sensitive.

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

Over the last few years, traditional aftermarket sales have been tempered by improvements in product quality and durability. While traditional aftermarket sales are expected to grow, support equipment sales fluctuate with the introduction of new transmissions. The competition for service parts and ReTran transmissions comes from a variety of smaller-scale companies sourcing non-genuine “will-fit” parts from unauthorized manufacturers. These “will-fit” parts often do not meet our product specifications, and therefore may be of lesser quality than genuine Allison parts.

Our Product Offerings

Allison transmissions are sold under the Allison Transmission brand name and remanufactured transmissions are sold under the ReTran brand name, which we believe are recognized throughout the industry for delivering the combination of quality, reliability, durability, vocational value and superior customer service. We have 13 transmission product lines with over 100 different product models. Allison transmissions are included in more than 2,500 vehicle configurations that are compatible with more than 500 combinations of engine brands, models and ratings worldwide.

In addition to our current product offerings, we began production of a new product in 2013, the TC10, a Class 8 metro tractor fully-automatic transmission, and have other products under development, including the H 3000 and the H 4000 hybrid-propulsion systems designed for use in medium- and heavy-duty commercial trucks and buses.

The TC10 combines the startability and continuous, uninterrupted power qualities of a fully-automatic transmission with the cruising aspects of a manual transmission and offers a new alternative to traditional manual transmissions and AMTs in tractor applications. The TC10 maximizes drivetrain efficiency at higher cruise speeds to save operators time and operating costs, yet it is equally appropriate for city and suburban duty cycles. Developed for the Class 8 metro tractor market which represents approximately 30% of the Class 8 tractor market, we believe our new TC10 product is more fuel efficient than the incumbent manual transmissions and AMTs currently used in these vehicles, and is well suited to address end user demands in this market given the high “start and stop” frequency of the Class 8 metro tractor duty cycle.

In August 2009, our success with the hybrid-propulsion systems for transit buses helped us secure a $62.8 million U.S. Department of Energy (“DOE”) cost-share grant award which is being used to develop increased U.S. manufacturing capacity for another family of hybrid-propulsion systems. The first of the new family, the H 3000, is a hybrid variant of our current 3000 product and is nearing validation completion. We plan for the start of production to coincide with market demand. The second of the new family, the H 4000, is a hybrid variant of our current 4000 product. We plan for the start of production to coincide with market demand. The objective for this family of hybrid-propulsion systems is to create an improvement in fuel economy of approximately 25% for a typical vehicle, dependent upon the vocation and duty cycle. The reduction in fuel consumption, while delivering the same productive work in the same amount of time, also reduces greenhouse gas emissions and other air pollutants from commercial trucks. The combustion of a lower quantity of fuel within the engine may also reduce the wear on the engine, and the hybrid regenerative braking captures and stores deceleration energy, thereby potentially reducing wear on the vehicle’s service brakes, helping reduce vehicle maintenance and service costs.

Product Development and Engineering

We maintain an industry leading product development and engineering capability dedicated to the design, development, refinement and support of our fully-automatic transmissions and hybrid-propulsion systems. Our product development and engineering staff are distinguished by their depth of analytical skills and industry experience and significantly contribute to our product performance. With decades of experience, knowledge and expertise in our markets, we believe we have the skills to create, evolve and apply products to a wide variety of uses under various vocations and operating conditions. Within the product development engineering process, insights gained in one area can be leveraged across our entire portfolio.

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

In recent years, we have accelerated and increased our investment in research and development above our historical levels. Examples of our key innovations include the development of a fully-automatic hybrid-propulsion system for the medium- and heavy-duty commercial truck and bus markets and a twin countershaft, fully-automatic transmission for a portion of the Class 8 tractor truck market. From time to time, we acquire certain licenses to provide us with technology to complement our portfolio of products and product initiatives, such as our engineering development agreement with Torotrak plc (“Torotrak”) and our development agreement with Fallbrook Technologies, Inc. For the years ended December 31, 2013, 2012 and 2011, we have incurred $97.1 million, $115.1 million and $116.4 million of engineering – research and development expense, respectively.

We maintain test tracks on our Indianapolis, Indiana campus and at our location in Szentgotthard, Hungary for vehicle drive, testing and calibration activities in addition to being a demonstration venue for customers. We also use test track facilities in New Carlisle, Indiana; Apache Junction, Arizona; and Sweden.

Sales and Marketing Organization

Our sales and marketing effort is organized along geographic and customer lines and is comprised of marketing, sales and service professionals, supported by application engineers worldwide. In North America, selling efforts in the on-highway end market, our largest end market, are organized by distributor area responsibility, OEM sales and national accounts, for our large end users. Outside North America, we manage our sales, marketing, service and application engineering professionals through regional areas of responsibility. These regional management teams distribute OEM service and application engineering resources globally. Since 2007, we have significantly expanded our sales and marketing teams and distribution relationships in emerging markets to capitalize on growth opportunities in these regions. We manage our defense products sales, marketing, service and application engineering through professionals based in Indianapolis, Indiana and Detroit, Michigan with extensive defense industry experience.

We have developed a marketing strategy to reach OEM customers as well as end users. We target our end users primarily through marketing activities by our sales staff, who directly call end users and attend local trade shows, targeting specific vocations globally and through our plant tour programs, where end users may test our products on the Indianapolis test track and our enhanced customer experience demonstration track at our Hungary facility. In 2013, we hosted approximately 1,200 OEM and end user representatives at these facilities.

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

Similarly, we work with customers, dealers and OEMs to educate, improve and simplify how they specify vehicles and vehicle systems in order to optimize vehicle performance and fuel consumption through an instructional initiative known as “Science to Sales.” Our field organization also works closely with distributors who, in turn, work with dealers to provide end users with education, parts, service and warranty support. The defense marketing group follows a defined plan that identifies country, vehicle and specific OEMs and then approaches the ultimate end user through a variety of channels.

Manufacturing

Our manufacturing strategy provides for distributed capability in manufacturing and assembly of our products for the global commercial vehicle market. Our primary manufacturing facilities, located in Indianapolis, Indiana, consist of approximately 2.3 million square feet of usable manufacturing space in six plants. We also have established customization and parts distribution in The Netherlands, Brazil, China, Hungary, India and Japan. We have further expanded our global manufacturing presence to provide access to low-cost manufacturing and a regional presence to support our emerging market growth strategy. Our facilities are designed and located globally to respond to customer orders within competitive lead times and to minimize tangible and intangible market entry costs, while taking full advantage of our global supply chain. In support of these initiatives, we opened a plant in Chennai, India in 2010 and a plant in Szentgotthard, Hungary in 2011. Our Chennai facility manufactures gear components for our global manufacturing operations and allows us to control the quality and durability of the gears, consistent with those produced in our U.S. facilities. Assembly of our 1000 and 2000 products at our Chennai facility commenced in 2012. Our Hungarian facility is equipped to customize the units it produces to meet unique customer demands. Our Chennai and Szentgotthard facilities also provide us with a meaningful level of manufacturing redundancy for our high volume on-highway transmission products.

Our day-to-day manufacturing operations are sustained through the fundamentals of the Allison Transmission Global Manufacturing System (“GMS”). This system supports five key principles to ensure the highest quality and reliable products for our customers: people involvement, standardization, built-in quality, short lead time, and continuous improvement. All on-highway products’ manufacturing plants embrace these concepts in total, while production areas of lower product volumes apply specific GMS concepts applicable to their operations. Each of these principles is supported by key elements that serve as criteria for process execution that ensure minimized waste within the production system.

Our high volume on-highway products are produced in multiple global locations while off-highway, hybrid-propulsion and defense tracked products are produced in Indianapolis. The type of facility employed in a given area depends on regional product demand and delivery time requirements. Assemble-to-order is achieved through lean manufacturing processes with short lead times intended to respond to customer line sets in less than 10 days. GMS supports product-focused factories, which include lean-configured manufacturing cells and efficiently designed assembly lines that align with a specific product. We believe a comprehensive quality system and a regimented system structured around Kanban fundamentals are the foundation for the system’s dependability. Each factory is structured with its own dedicated leadership team. We have extensive in-house machining capabilities, significant technical expertise and advanced processes for component manufacturing and total product assembly. Manufacturing operations consist of the vast majority of machining processes utilized in the conversion of cast iron, steel and aluminum products into transmission components, as well as the heat treating facilities that exist in four of our plants.

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

Suppliers and Raw Materials

During 2013, we purchased approximately $700.0 million of direct materials and components from outside suppliers. The largest elements of our direct spending are aluminum and steel castings and forgings that are formed by our suppliers into our larger components and assemblies for use in our transmissions. However, our spending on aluminum and steel raw materials directly and indirectly through our purchase of these components constituted approximately 10% of our direct material and component costs in 2013. The balance of our direct and indirect materials and components costs are primarily composed of value-added services and conversion costs. Our supply contracts, along with an intensive supplier selection and performance monitoring process, have enabled us to establish and maintain close relationships with suppliers and have contributed to our overall operating efficiency and industry-leading quality.

Intellectual Property

Patents and other proprietary rights are important to the continued success of our business. We also rely upon trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain our competitive position. We protect our proprietary rights through a variety of methods, including confidentiality agreements and proprietary information agreements with suppliers, employees, consultants and others who may have access to proprietary information. We own 50 issued patents, and we have licensing arrangements with respect to more than 600 additional issued patents. We have more than 150 pending patent applications throughout the world that relate to aspects of the technology incorporated in many of our products.

In addition, in conjunction with the sale of Allison by Old GM, we acquired an irrevocable, royalty-free, worldwide license of more than 450 U.S. and foreign patents and patent applications, as well as certain unpatented technology and know-how, to manufacture, use and sell fully-automatic transmissions and certain hybrid-propulsion systems for use in vocational and defense vehicles and off-highway products. Such licenses are subject to certain limitations. See Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K for a complete discussion of these risks and limitations. In addition, we acquired from Old GM an irrevocable, royalty-free, worldwide license under computer software programs that we use to run our business, including product design. Allison also acquired ownership of trademarks and copyrights relating to our business, subject in some cases to a non-exclusive license back to Old GM for use in connection with its existing six-speed A1000 transmission products, but only up to the termination of production of the A1000 transmission product by GM. GM has assumed Old GM’s obligations under these agreements pursuant to the Cure Agreement, as discussed above.

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

Employees

As of December 31, 2013, we had approximately 2,700 employees, with more than 90% of those employees in the U.S. Approximately 60% of our U.S. employees are represented by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) and are subject to a collective bargaining agreement. In November 2012, we entered into a new five year agreement with the UAW Local 933 that expires in November 2017. The multi-tiered wage and benefit structure from the prior agreement was retained and the parties agreed to additional changes, such as implementing a new retirement health care plan and eliminating the consumer price index based cost of living allowance that had been part of the prior agreement. As approximately 50% of our represented employees are currently retirement eligible, we anticipate a significant shift toward increasing the number of second tier employees over the coming years. There have been no strikes or work stoppages due to Allison-specific issues in over 30 years.

Environmental

We are subject to a variety of federal, state, local and foreign environmental laws and regulations, including those governing the discharge of pollutants into the air or water, the management and disposal of hazardous substances or wastes, and the cleanup of contaminated sites. Some of our operations require environmental permits and controls to prevent and reduce air and water pollution. These permits are subject to modification, renewal and revocation by issuing authorities. We believe we are in substantial compliance with all applicable material environmental laws and regulations in the U.S. Historically, our costs of achieving and maintaining compliance with environmental, health and safety requirements have not been material to our results.

In addition, increasing efforts globally to control emissions of carbon dioxide, methane and other greenhouse gases have the potential to impact our facilities, costs, products and customers. Pursuant to the Clean Air Act (“CAA”), the Environmental Protection Agency (“EPA”) has taken action to control greenhouse gases from certain stationary and mobile sources. These actions include issuance of a greenhouse gas reporting rule applicable to specified stationary sources, as well as a rule requiring limits on greenhouse gas emissions for certain sources under the CAA New Source Review of Significant Deterioration and Title V Operating Permit programs. The U.S. Congress is also considering proposals to limit greenhouse gas emissions, and several states have taken steps, such as adoption of cap and trade programs or other regulatory systems, to address greenhouse gases. At the same time, opponents of greenhouse gas regulation have initiated litigation, as well as introduced legislation in Congress, to delay, limit or eliminate the EPA’s, and possibly states’, actions to regulate greenhouse gases. There have also been international efforts seeking legally binding reductions in emissions of greenhouse gases. These developments and further actions that may be taken in the U.S. and in other countries, states or provinces could affect our operations both positively and negatively (e.g., by affecting the demand for or suitability of some of our products). As described above, we believe increased regulation of greenhouse gases will increase demand for green technologies, including our hybrid technologies.

Also, under the Asset Purchase Agreement, Old GM agreed to indemnify us against certain environmental liabilities, including pre-acquisition offsite waste disposal from our facilities, former facilities associated with our business and any properties or facilities relating to our business that Old GM retained. GM, as successor to Old GM’s obligations pursuant to the Cure Agreement, continues to perform remedial activities at our Indianapolis, Indiana manufacturing facilities relating to historical soil and groundwater contamination at the facilities. GM is performing such activities pursuant to a voluntary Corrective Action Agreement with the EPA and pursuant to the Asset Purchase Agreement retained responsibility for completing all remediation activities covered by the Corrective Action Agreement. Except to the extent specifically retained by GM, we would be responsible for environmental liabilities that may arise at any of our properties, including with respect to contamination that may have occurred at our properties prior to the Acquisition Transaction. Additionally, there can be no assurances that GM will comply with its indemnity obligations or with its remedial obligations at the Indianapolis, Indiana facility, or that future environmental remediation obligations will not have a material adverse impact on our results.

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

We have a significant amount of indebtedness. As of December 31, 2013, we had total indebtedness of $2,678.3 million and we would have been able to borrow an additional $410.0 million under the revolving portion of our credit facility, less $15.0 million of letters of credit. As of December 31, 2013, we had no outstanding borrowings against the revolving credit facility. Of our total indebtedness at December 31, 2013, $2,207.0 million consists of the term loans under ATI’s credit facility, including $423.5 million of indebtedness associated with ATI’s Senior Secured Credit Facility Term B-2 Loan due 2017 (“Term B-2 Loan”), $1,783.5 million of indebtedness associated with ATI’s Senior Secured Credit Facility Term B-3 Loan due 2019 (“Term B-3 Loan” and together with the Term B-2 Loan, Term B-3 Loan and revolving credit facility defined as the “Senior Secured Credit Facility”). We also had indebtedness of $471.3 million of ATI’s 7.125% senior cash pay notes due May 2019 (“7.125% Senior Notes”). For a complete description of the terms of the Senior Secured Credit Facility and the 7.125% Senior Notes, please see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments,” “– Description of the Senior Secured Credit Facility” and “– Description of the Senior Notes.”

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

In addition, the revolving portion of our Senior Secured Credit Facility contains a maximum total senior secured leverage ratio. The Senior Secured Credit Facility and the indenture governing the 7.125% Senior Notes also contain other negative and affirmative covenants that will limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with any of the covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness.

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

We have in the past and may in the future derive a significant portion of our net sales from a relatively limited number of OEM customers. For the years ended December 31, 2013, 2012 and 2011, our top five customers accounted for approximately 48%, 45% and 38% of our net sales, respectively. Our top three customers, Daimler, Navistar and Oshkosh, accounted for approximately 17%, 10% and 8%, respectively, of our net sales during 2013. The commercial vehicle industry, including our customers and suppliers, continues to experience volatility and uncertainty. The loss of, or consolidation of any one of these customers, or a significant decrease in business from, one or more of these customers could harm our business. In addition, the discontinuation of particular vehicle models for which we are a significant supplier could reduce our net sales and have a material adverse effect on our results of operations.

Sales of our hybrid-propulsion systems have been, and may continue to be, negatively impacted by governmental entities electing not to subsidize the purchase of such products by end users, and other external factors.

The sales of our hybrid-propulsion systems for use in transit buses have been, and may continue to be, negatively impacted by governmental entities electing not to subsidize the purchase of such products by end users. In 2013, we derived approximately 5% of our net sales from the sale of hybrid-propulsion systems for use in transit buses to city, state and federal governmental end users. Such end users may be eligible to receive certain subsidies as a result of their purchase of vehicles using hybrid-propulsion systems. For example, the Federal Transit Authority and the DOE provide funds for end users to pursue alternative fuel propulsion systems. While we do not directly receive these subsidies, if any of the subsidizing entities elect to curtail such subsidies to end users for any reason including governmental budget reductions and related fiscal matters, failure of our hybrid technology to qualify for such subsidies or redundancy by alternative technologies created by our competitors, our sales from our hybrid-propulsion systems may be negatively impacted. In addition, other external factors, including diesel and natural gas fuel price trends, emissions and on-board diagnostics regulatory requirements, availability of compatible engine calibrations from engine manufacturers and alternative emerging green technologies, may negatively impact sales of our hybrid-propulsion systems. For the years ended December 31, 2013, 2012 and 2011, we experienced decreases in revenue generated from hybrid-propulsion systems for use in transit buses of 9%, 14% and 14%, respectively.

A majority of our sales to the defense end market are to U.S. government entities, and the loss of a significant number of our contracts or declines would have a material adverse effect on our results of operations and financial condition.

Our net sales to the defense end market are predominantly derived from contracts (revenue arrangements) with agencies of, and prime system contractors to, the U.S. government. The loss of all or a substantial portion of our net sales to the U.S. government would have a material adverse effect on our results of operations and financial condition. Approximately 11%, or $202.0 million, of our net sales for the year ended December 31, 2013 were made directly or indirectly to U.S. government agencies, including the DOD.

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

Sales in our defense end market have been, and we expect will continue to be, negatively impacted by declining DOD spending on wheeled and tracked vehicles. Moreover, as U.S. involvement in Afghanistan continues to diminish, the demand for our products may decline significantly, which could have a material adverse effect on our results of operations and financial condition. In particular, significant volume reductions in one of our Indianapolis plants, which primarily produce our U.S. defense tracked products, may increase operating unit costs, which directly impacts our competitive advantage and would materially adversely affect our business, results of operations and financial condition.

In addition to declines in agency budgets, our future financial results may be adversely affected by:

•	curtailment of the U.S. government’s use of technology or other services and product providers, including curtailment due to government budget reductions, future government shutdowns and related fiscal matters;

•	developments in Afghanistan, or other geopolitical developments that affect demand for our products and services; and

•	technological developments that impact purchasing decisions or our competitive position.

Continued volatility in and disruption to the global economic environment may have a material adverse effect on our business, results of operations and financial condition.

The commercial vehicle industry as a whole has been more adversely affected by volatile economic conditions than many other industries, as the purchase or replacement of commercial vehicles, which are durable items, can be deferred for many reasons, including reduced spending by end users. Furthermore, financial instability or bankruptcy at any of our suppliers or customers could disrupt our ability to manufacture our products and impair our ability to collect receivables, any or all of which may have a material adverse effect on our business, results of operations and financial condition.

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

During 2013, we began production of the TC10 and currently have additional new products under development. The development of new products is difficult and the timetable for commercial release is uncertain, and we may not be successful in introducing our new products and responding to customer needs. In addition, it often takes significant time, in some cases multiple fleet buy cycles, before customers gain experience with new products and those new products become widely-accepted by the market. If we do not adequately anticipate the changing needs of our customers by developing and introducing new and effective products on a timely basis, our competitive position and prospects could be harmed. If our competitors are able to respond to changing market demands and adopt new technologies more quickly than we do, demand for our products could decline, our competitive position could be harmed, and we will not be able to recoup a return on our development investments. Moreover, changing customer demands as well as evolving safety and environmental standards could require us to adapt our products to address such changes. As a result, in the future we may experience delays in the introduction of some or all of our new products or modifications or enhancements of existing products. Furthermore, there may be production delays due to unanticipated technological setbacks, which may, in turn, delay the release of new products to our end users. If we experience significant delays in production, our net sales and results of operations may be materially adversely affected.

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

Our business is subject to certain risks associated with doing business internationally, particularly in emerging markets. Outside-North America net sales represented approximately 23% of our net sales for 2013. Most of our operations are in the U.S., but we also have a manufacturing and customization facility in India, a manufacturing and customization facility in Hungary with a services agreement with Opel Szentgotthard Automotive Manufacturing Ltd., formerly GM-PTH, and customization capability in Brazil, The Netherlands, China and Japan. Further, we intend to continue to pursue growth opportunities for our business in a variety of business environments outside the U.S., which could exacerbate the risks set forth below. Our international operations are subject to, without limitation, the following risks:

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

Economic volatility could adversely affect our ability and the ability of our customers and suppliers to obtain credit.

In a volatile economic environment, some of our customers and suppliers may experience serious cash flow problems and, thus, may find it difficult to obtain financing, if financing is available at all. As a result, our customers’ need for and ability to purchase our products or services may decrease, and our suppliers may increase their prices, reduce their output or change their terms of sale. Any inability of customers to pay us for our products and services, or any demands by suppliers for different payment terms, may materially and adversely affect our results of operations and financial condition. Furthermore, our suppliers may not be successful in generating sufficient sales or securing alternate financing arrangements, and therefore may no longer be able to supply goods and services to us. In that event, we would need to find alternate sources for these goods and services, and there is no assurance we would be able to find such alternate sources on favorable terms, if at all. Any such disruption in our supply chain could adversely affect our ability to manufacture and deliver our products on a timely basis, and thereby affect our results of operations.

Labor unrest could have a material adverse effect on our business, results of operations and financial condition.

As of December 31, 2013, approximately 60% of our U.S. employees, representing over 50% of our total employees, were represented by the UAW and are subject to a collective bargaining agreement. In November 2012, we reached an agreement on a new five-year collective bargaining agreement with the UAW Local 933, which is effective through November 2017.

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

While we manufacture our products in several facilities and maintain insurance covering our facilities, including business interruption insurance, a catastrophic loss of the use of all or a portion of one of our manufacturing facilities due to accident, labor issues, weather conditions, acts of war, political unrest, terrorist activity, natural disaster or otherwise, whether short- or long-term, would have a material adverse effect on our business, results of operations and financial condition. Our most significant concentration of manufacturing is around our corporate headquarters in Indianapolis, Indiana where we produce approximately 90% of our transmissions. In addition to our Indianapolis manufacturing facilities, we currently operate manufacturing facilities in both Szentgotthard, Hungary and Chennai, India. However, those facilities are smaller and newer than the Indianapolis facilities. In the event of a disruption at the Indianapolis facilities, they may not be adequately equipped to operate at a level sufficient to compensate for the volume of production at the Indianapolis facility due to their size and the fact that they have not yet been tested for such significant increases in production volume.

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

In 2013, approximately 75% of our total spending on components was sourced from approximately 40 suppliers. All of the suppliers from which we purchase materials and components used in our business are fully validated suppliers, meaning the suppliers’ manufacturing processes and inputs have been validated under a production part approval process (“PPAP”). Furthermore, there are only a limited number of suppliers for certain of the materials used in our business, such as corrosion-resistant steel. As a result, our business is subject to the risk of additional price fluctuations and periodic delays in the delivery of our materials or components if supplies from a validated supplier are interrupted and a new supplier must be validated or materials and components must be purchased from a supplier without a completed PPAP. Any such price fluctuations or delays, if significant, could harm our profitability or operations. In addition, the loss of a supplier could result in significant material cost increases or reduce our production capacity. We also cannot guarantee we will be able to maintain favorable arrangements and relationships with these suppliers. An increase in the cost or a sustained interruption in the supply or shortage of some of these raw materials or components that may be caused by a deterioration of our relationships with suppliers or by events such as natural disasters, power outages, labor strikes, or the like could negatively impact our business, results of operations and financial condition. Although we have agreements with many of our customers that we will pass such price increases through to them, such contracts may be cancelled by our customers and/or we may not be able to recoup the costs of such price increases. Additionally, if we are unable to continue to purchase our required quantities of raw materials on commercially reasonable terms, or at all, if we are unable to maintain or enter into purchasing contracts for commodities, or if delivery of materials from suppliers is delayed or non-conforming, our operations could be disrupted or our profitability could be adversely impacted.

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

Protecting our intellectual property rights is critical to our ability to compete and succeed as a company. In connection with the Acquisition Transaction, under the patent and technology license agreement (the “Patent and Technology License Agreement”), which was assumed by GM pursuant to the Cure Agreement, we were granted an irrevocable, perpetual, royalty-free, worldwide license under a large number of U.S. and foreign patents and patent applications, as well as certain unpatented technology and know-how, to design, develop, manufacture, use and sell fully-automatic transmissions and H 40/50 EP hybrid-propulsion transit bus systems for use in certain vocational vehicles, defense vehicles and off-road products. With respect to the bulk of the intellectual property licensed to us under such license agreement, our license is exclusive with respect to the design, development, manufacture, use and sale of fully-automatic transmissions and H 40/50 EP hybrid-propulsion transit bus systems in vocational vehicles above certain weight rating thresholds, certain defense vehicles and certain off-road products. It is non-exclusive with respect to certain other products that are within the scope of the licensed patents or to which the licensed technology can be applied. We consider the patents and technology licensed under such license agreement, as a whole, to be critical to preserving our competitive position in the market. However, GM continues to own such patents and technology, and pursuant to the terms of such license agreement, GM has the right, in the first instance, to control the maintenance, enforcement and defense of such patents and the prosecution of the licensed patent applications. In addition, the license agreement limits our ability to sublicense our rights. The Patent and Technology License Agreement permits us to utilize the bulk of the intellectual property rights on an exclusive basis in non-defense vehicles with gross vehicle weights above 5900 kilograms (typically Class 4 and higher) with some limited exceptions for GM light-duty pickup truck and van platforms. It also permits us to utilize the bulk of the intellectual property rights on an exclusive basis in defense vehicles that exceed 4250 kilograms (generally Class 3 to Class 4 and higher). GM continues to have the right under such patents and technology to utilize the licensed intellectual property for use in vehicles below the above mentioned rating thresholds, as well as in some light-duty van and pickup truck platforms.

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

Our earnings may be positively or negatively impacted by the amount of income or expense recorded for our defined benefit pension plans and other post-retirement benefits (“OPEB”). Accounting principles generally accepted in the United States of America (“GAAP”) requires that income or expense for defined benefit pension plans be calculated at the annual measurement date using actuarial assumptions and calculations. These calculations reflect certain assumptions, the most significant of which relate to the capital markets, interest rates and other economic conditions. Changes in key economic indicators can change these assumptions. These assumptions, along with the actual value of assets at the measurement date, will impact the calculation of pension expense for the year. Although GAAP pension expense and pension contributions are not directly related, the key economic indicators that affect GAAP pension expense also affect the amount of cash that we would contribute to our defined benefit pension plans. Because the values of these defined benefit pension plans’ assets have fluctuated and will fluctuate in response to changing market conditions, the amount of gains or losses that will be recognized in subsequent periods, the impact on the funded status of the defined benefit pension plans and the future minimum required contributions, if any, could have a material adverse effect on our business, results of operations and financial condition. The magnitude of such impact cannot be determined with certainty at this time. However, the effect of a one percentage point decrease in the assumed discount rate would result in an increase in the December 31, 2013 defined benefit pension plans obligation of approximately $15.3 million. Likewise, a one percentage point decrease in the effective interest rate for determining defined benefit pension plans contributions would result in an increase in the minimum required contributions for 2014 of approximately $5.0 million. Similarly, a one percentage point decrease in the assumed discount rate would result in an increase in the December 31, 2013 OPEB obligation of approximately $20.2 million. As of December 31, 2013 the funded (unfunded) status of our defined benefit pension plans and OPEB benefits was $2.7 million and ($120.7) million, respectively.

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

We rely on our cost structure and operating discipline to achieve strong operating margins. There are many factors that could affect our ability to realize expected cost savings or achieve future cost savings that we are not able to control, including the inability to meet demand through our low-cost country sourcing initiatives; the need for unexpected significant capital expenditures; unexpected changes in commodity or component pricing that we are unable to pass on to our suppliers or customers; our inability to maintain efficiencies gained from our workforce optimization initiatives; and our failure to achieve and maintain expected cost savings from our multi-tier wage and benefit structure. Additionally, we have substantial indebtedness of approximately $2,678.3 million as of December 31, 2013. Our inability to maintain our cost controls could adversely impact our operating margins.

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

We have experienced significant losses and we cannot assure that we will achieve or maintain profitability.

Although our net income for fiscal years 2013, 2012, 2011 and 2010 was $165.4 million, $514.2 million, $103.0 million and $29.6 million, respectively, we had net losses of $323.9 million and $328.1 million for fiscal years 2009 and 2008, respectively. Our ability to achieve or maintain profitability is dependent upon a number of risks and uncertainties, many of which are beyond our control. We cannot ensure that we will be successful in executing our business strategy and achieving or maintaining profitability, and our failure to do so could have a material adverse effect on the price of our common stock and our ability to satisfy our obligations, including making payments on our indebtedness.

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

We and our subsidiaries may be able to incur additional indebtedness in the future because the terms of our indebtedness do not fully prohibit us or our subsidiaries from doing so. Subject to covenant compliance and certain conditions, our indebtedness permits additional borrowing, including total borrowing up to $410.0 million under the revolving portion of the Senior Secured Credit Facility. If new debt is added to our current debt levels and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.

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

Additionally, GM has received a non-exclusive, royalty-free, worldwide license to use the “Allison Transmission” name and certain related trademarks on GM’s line of A1000 transmission for use primarily in Class 2 and 3 pick-up trucks. If GM, or any of its subsidiaries or affiliated entities, or any third party uses the trade name “Allison Transmission” in ways that adversely affect such trade name or trademark, our reputation could suffer damage, which in turn could have a material adverse effect on our business, results of operations and financial condition.

In connection with the Acquisition Transaction, we entered into a mutual non-compete agreement with GM that restricts GM from competing with us in non-defense vehicles in North America with gross vehicle weights above 5900 kilograms (typically Class 4 and higher) with some limited exceptions for certain GM light-duty pickup truck and van platforms. It also restricts GM from competing with us in defense vehicles globally and in non-defense vehicles outside North America that exceed 4250 kilograms (generally Class 3 to Class 4 and higher) with some limited exceptions. The non-compete periods extend until August 2017 globally, except in Europe, where they expired in 2012. Similarly, we are restricted from competing with GM in weight classes below the above mentioned thresholds for similar periods of time. Upon expiration of the non-competition periods, both Allison and GM will be permitted to compete with each other but such expiration will generally not affect Allison’s rights under the Patent and Technology License Agreement to use on an exclusive basis within its respective weight classes (subject to previously mentioned exceptions) the intellectual property that is licensed to Allison on an exclusive basis.

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

As of December 31, 2013, we had $346.5 million of net operating losses for U.S. federal income tax purposes. If we continue to generate taxable income in the future, we may be able to utilize these net operating losses to offset future federal income tax liabilities. In addition, our future financial performance may diminish our tax savings more rapidly than we currently anticipate. To the extent possible, we will structure our operating activities to minimize our income tax liabilities. However, there can be no assurance we will be able to reduce it to a specified level. Additionally, we are a controlled company, with two of our shareholders owning approximately 54% of our common stock, and should either of these shareholders sell a significant amount of their holdings we may experience a delay in our ability to recognize a portion of our net operating losses under the internal revenue code.

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

Our annual goodwill and trade name impairment test for the year ended December 31, 2013 resulted in no impairment. Although our analysis regarding the fair values of our goodwill and trade name indicates that they exceed their carrying values, materially different assumptions regarding the future performance of our business could result in impairment losses. See NOTE 2 and NOTE 5 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional details.

We are controlled by Carlyle and Onex, whose interests in our business may be different than our other stockholders.

As of December 31, 2013, Carlyle and Onex each owned approximately 27.1% of our equity. Pursuant to an amended and restated stockholders agreement, a majority of the Board of Directors has been designated by Carlyle and Onex and is affiliated with Carlyle and Onex. See Part III, Item 13, “Certain Relationships and Related Transactions, and Director Independence” of this Annual Report on Form 10-K. As a result, Carlyle and Onex or their nominees to the Board of Directors have the ability to control the appointment of our management, the entering into of mergers, sales of substantially all of our assets and other extraordinary transactions and influence amendments to our certificate of incorporation. So long as Carlyle and Onex continue to own a majority of our equity, they will have the ability to control the vote in any election of directors and will have the ability to prevent any transaction that requires stockholder approval regardless of whether others believe the transaction is in our best interests. The interests of Carlyle and Onex could conflict with those of our other stockholders. In addition, Carlyle and Onex may in the future own businesses that directly compete with ours.

Our ability to pay regular dividends on our common stock is subject to the discretion of our Board of Directors and may be limited by our structure and statutory restrictions and restrictions imposed by the Senior Secured Credit Facility and the indenture governing the 7.125% Senior Notes as well as any future agreements.

Our Board of Directors declared a quarterly dividend of $0.06 per share of common stock beginning in the second quarter of 2012 and increased the quarterly dividend to $0.12 per share of common stock beginning in the second quarter of 2013. However, the payment of future dividends will be at the discretion of our Board of Directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that our Board of Directors deems relevant. The Senior Secured Credit Facility and the indenture governing the 7.125% Senior Notes also effectively limit our ability to pay dividends. As a consequence of these limitations and restrictions, we may not be able to make, or may have to reduce or eliminate, the payment of dividends on our common stock. Accordingly, you may have to sell some or all of your common stock after price appreciation in order to generate cash flow from your investment. You may not receive a gain on your investment when you sell your common stock and you may lose the entire amount of the investment. Additionally, any change in the level of our dividends or the suspension of the payment thereof could adversely affect the market price of our common stock.

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

As of December 31, 2013, Carlyle and Onex continue to control a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the NYSE corporate governance standards. Under these rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

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

Our common stock is listed on the NYSE. Under the NYSE rules, a company of which more than 50% of the voting power is held by a person or group of persons acting together is a “controlled company.” As a controlled company under NYSE rules, we have not been subject to a number of corporate governance rules relating to composition of our board of directors and certain committees.

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

Sales of substantial amounts of our common stock in the public market by the Sponsors or by us, or the perception that such sales will occur, could adversely affect the market price of our common stock and make it difficult for us to raise funds through securities offerings in the future. As of February 10, 2014, there were 183,741,728 shares of our common stock issued and outstanding, of which 76,620,000 shares sold in registered offerings are freely transferable without restriction or further registration under the Securities Act, unless acquired by our “affiliates” as that term is defined in Rule 144 under the Securities Act.

In addition, all shares of common stock issued upon exercise of stock options and other equity-based awards granted under our stock incentive plans will also be freely tradable under the Securities Act unless acquired by our affiliates. A maximum of 30.2 million shares of common stock are reserved for issuance under our stock incentive plans, some of which have already been issued.

The remaining shares of common stock outstanding, including the 99,392,499 shares of common stock currently owned by the Sponsors, are “restricted securities” within the meaning of Rule 144 under the Securities Act, but are eligible for resale subject to applicable volume, manner of sale, holding period and other limitations of Rule 144, pursuant to an effective registration statement or pursuant to an exemption from registration under Rule 701 under the Securities Act.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Our world headquarters, which we own, is located at One Allison Way, Indianapolis, Indiana 46222. As of December 31, 2013, we have a total of 17 manufacturing and certain other facilities in seven countries. The following table sets forth certain information regarding these facilities.

Plant	Location	Approximate Size (ft2)	Owned / Leased	Description
Plant #3	Indianapolis	927,000	Own	Engineering, Operational Support
Plant #4	Indianapolis	425,900	Own	Manufacturing
Plant #6	Indianapolis	431,500	Own	Manufacturing
Plant #16	Indianapolis	391,700	Own	Manufacturing
Plant #12	Indianapolis	534,900	Own	Manufacturing
Plant #14	Indianapolis	481,100	Own	Manufacturing
Plant #15	Indianapolis	126,400	Lease	Manufacturing
Plant #17	Indianapolis	389,000	Own	Parts Distribution Center
Plant #20 Tech. Center	Indianapolis	59,000	Own	Engineering & Testing
Plant #21 Tech. Center	Indianapolis	10,000	Own	Engineering & Testing
Szentgotthard	Hungary	149,000	Own	Manufacturing & Customization
Szentgotthard	Hungary	3,900	Own	Sales & Marketing Support
Shanghai	China	38,000	Lease	Customization & Distribution
Santo Amaro/Sorocabo	Brazil	31,400	Own	Customization & Distribution
Chennai	India	258,500	Own	Manufacturing
Dubai	United Arab Emirates	16,500	Lease	Distribution
Sliedrecht	The Netherlands	37,000	Lease	Customization & Distribution

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

PART II.

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the NYSE under the symbol “ALSN.” The following table sets forth the high and low sale prices per share for our common stock on the NYSE and the dividends declared per share for each quarter for the periods indicated:

	High	Low	Dividends Declared
Year Ended December 31, 2013:

First Quarter	$24.14	$20.13	$0.06

Second Quarter	$24.50	$20.67	$0.12

Third Quarter	$27.48	$22.08	$0.12

Fourth Quarter	$28.15	$23.62	$0.12

Year Ended December 31, 2012:

First Quarter (beginning March 15, 2012)	$25.20	$22.70	$0.00

Second Quarter	$25.22	$15.92	$0.06

Third Quarter	$20.65	$15.82	$0.06

Fourth Quarter	$22.00	$17.95	$0.06

Holders

As of February 10, 2014, there were 30 stockholders of record of our common stock. The number of record holders is based upon the actual number of holders registered on the books of the Company at such date and does not include holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.

Dividends

Our Board of Directors declared quarterly dividends of $0.06 per share beginning in the second quarter of 2012 and increased the quarterly dividend to $0.12 per share beginning in the second quarter of 2013. Prior to these dividend payments, we had not paid dividends on our common stock. We expect to continue paying cash dividends on a quarterly basis; however, future dividends are subject to approval of the Board of Directors and may be adjusted as business needs or market conditions change.

Unregistered Sales of Securities

During the period covered by this Annual Report on Form 10-K, we did not offer or sell any securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

Issuer Purchases of Equity Securities

We did not purchase any of our equity securities during the fourth quarter of 2013.

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

	As of March 15, 2012	As of December 31, 2012	As of December 31, 2013
Allison Transmission Holdings, Inc.	$100.00	$88.06	$121.20
S&P 500 Index	100.00	103.52	137.04
Peer Group	100.00	99.32	136.95

ITEM 6. Selected Financial Data

The following table sets forth certain financial information for the five years ended December 31, 2013. The following table should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(dollars in millions, except per share data)	Dec. 31, 2013	Dec. 31, 2012	Dec. 31, 2011	Dec. 31, 2010	Dec. 31, 2009
Consolidated Statements of Operations:
Net sales	$1,926.8	$2,141.8	$2,162.8	$1,926.3	$1,766.7
Gross profit	841.9	954.3	954.5	828.2	619.8
Operating expenses:
Selling, general and administrative expenses	334.9	419.0	409.1	384.9	391.2
Engineering — research and development	97.1	115.1	116.4	101.5	89.7
Trade name impairment	—	—	—	—	190.0
Total operating expenses	432.0	534.1	525.5	486.4	670.9
Operating income (loss)	409.9	420.2	429.0	341.8	(51.1)
Other income (expense), net:
Interest income	0.8	0.9	0.9	3.5	1.4
Interest expense	(133.7)	(152.1)	(218.2)	(281.0)	(235.6)
Premiums and expenses on tender offer for long-term debt	—	—	(56.9)	—	—
Other (expense) income, net	(10.9)	(52.8)	(4.2)	19.0	2.8
Total other expense, net	(143.8)	(204.0)	(278.4)	(258.5)	(231.4)
Income (loss) before income taxes	266.1	216.2	150.6	83.3	(282.5)
Income tax (expense) benefit	(100.7)	298.0	(47.6)	(53.7)	(41.4)
Net income (loss)	$165.4	$514.2	$103.0	$29.6	$(323.9)
Earnings (Loss) Per Share Data:
Basic earnings (loss) per share	$0.90	$2.83	$0.57	$0.16	$(1.79)
Weighted-average shares outstanding	184.5	182.0	181.4	181.4	181.3
Diluted earnings (loss) per share	$0.88	$2.76	$0.56	$0.16	$(1.79)
Diluted weighted-average shares outstanding	187.9	186.2	183.3	181.4	181.3
Dividends per common share	$0.42	$0.18	$—	$—	$—
Consolidated Balance Sheet Data:
Cash and cash equivalents	$184.7	$80.2	$314.0	$252.2	$153.1
Total assets	4,812.6	4,866.0	5,192.6	5,310.4	5,410.8
Total debt	2,678.3	2,820.8	3,378.6	3,671.1	3,874.1
Stockholders’ equity	1,438.8	1,356.9	821.7	741.7	736.6

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

Overview

We design and manufacture fully-automatic transmissions for medium- and heavy-duty commercial vehicles, medium- and heavy-tactical U.S. defense vehicles and hybrid-propulsion systems for transit buses. We generate our net sales primarily from the sale of transmissions, transmission parts, support equipment, defense kits, engineering services and extended transmission coverage (“ETC”) to a wide array of OEMs, distributors and the U.S. government. Although approximately 77% of our net sales were generated in North America in 2013, we have a global presence, serving customers in Europe, Asia, South America and Africa. As of December 31, 2013, we had approximately 2,700 employees and 13 different transmission product lines. Since the introduction of our first fully-automatic transmission over 60 years ago, our products have gained acceptance in a wide variety of applications, including on-highway trucks (distribution, refuse, construction, fire and emergency), buses (primarily school, transit and hybrid-transit), motorhomes, off-highway vehicles and equipment (primarily energy, mining and construction) and defense vehicles (wheeled and tracked). We have developed over 100 different product models that are used in more than 2,500 different vehicle configurations, which are compatible with more than 500 combinations of engine brands, models and ratings. We also sell support equipment and Allison-branded replacement parts for our transmissions and remanufactured transmissions for use in the vehicle aftermarket.

Allison Transmission, which is headquartered in Indianapolis, Indiana, was founded in 1915 and acquired by our Sponsors in August 2007 from Old GM. The Acquisition Transaction was structured as an asset purchase for U.S. federal income tax purposes, which resulted in a step-up in the U.S. federal income tax basis of our assets that allows us to take substantial amortization deductions for U.S. federal income tax purposes. As of December 31, 2013, we had $2,702.4 million of unamortized intangible assets for income tax purposes which may be amortized over a period of approximately 8.6 years. These assets are expected to generate U.S. federal income tax deductions of approximately $314.8 million annually through 2021 and approximately $183.8 million in 2022. If we continue to generate taxable income in the future, the amortization of these assets, together with existing U.S. net operating losses of $346.5 million as of December 31, 2013, will be used to reduce our U.S. federal cash income tax payments.

Recent Developments

On December 31, 2013, we entered into Amendment No. 9 to the Credit Agreement, dated as of August 7, 2007 which allowed us to add up to an additional $90.0 million to the revolving portion of our Senior Secured Credit Facility prior to February 15, 2014. As of February 15, 2014, we had $465.0 million of borrowing capacity under the revolving portion of our Senior Secured Credit Facility.

Trends Impacting Our Business

Our net sales are driven by commercial vehicle production, which tends to be highly correlated to macroeconomic conditions. According to ACT Research, commercial truck and bus production volumes in our North American on-highway markets are projected to grow, but to remain below the 1998-2008 average production levels through 2015. Our 2014 net sales guidance assumes a continued recovery in the North America On-Highway end market, lower demand in the North America Hybrid-Propulsion Systems for Transit Bus end market due to engine emissions improvements and non-hybrid alternative technologies that generally require a fully-automatic transmission (e.g. xNG), a slowly emerging improvement in demand from the North America energy sector’s hydraulic fracturing market, previously considered reductions in U.S. defense spending to longer term averages experienced during periods without active conflicts, growth in the Outside North America On-Highway end market, moderately improved second half demand conditions in the Outside North America Off-Highway end market and higher demand in the Service Parts, Support Equipment & Other end market.

Full Year 2013 and 2012 Net Sales by End Market (in millions)

End Market	2013 Net Sales	2012 Net Sales	% Variance
North America On-Highway	$825	$813	1%
North America Hybrid Propulsion Systems for Transit Bus	105	115	(9%)
North America Off-Highway	39	157	(75%)
Defense	202	305	(34%)
Outside North America On-Highway	293	290	1%
Outside North America Off-Highway	88	114	(23%)
Service Parts, Support Equipment and Other	375	348	8%

Total Net Sales	$1,927	$2,142	(10%)

North America On-Highway end market net sales were up 1% for the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase was principally driven by higher demand for Highway Series, Bus Series, Motorhome Series and Rugged Duty Series models partially offset by lower demand for Pupil Transport/Shuttle Series models.

North America Hybrid-Propulsion Systems for Transit Bus end market net sales were down 9% for the year ended December 31, 2013 compared to the year ended December 31, 2012 principally due to engine emissions improvements and non-hybrid alternative technologies that generally require a fully-automatic transmission.

North America Off-Highway end market net sales were down 75% for the year ended December 31, 2013 compared to the year ended December 31, 2012. The decrease was principally driven by lower demand from hydraulic fracturing applications due to weakness in natural gas pricing.

Defense end market net sales were down 34% for the year ended December 31, 2013 compared to the year ended December 31, 2012 principally driven by continued reductions in U.S. defense spending to longer term averages experienced during periods without active conflicts.

Outside North America On-Highway end market net sales were up 1% for the year ended December 31, 2013 compared to the year ended December 31, 2012 principally driven by increased demand in Europe partially offset by lower demand in Japan and South America.

Outside North America Off-Highway end market net sales were down 23% for the year ended December 31, 2013 compared to the year ended December 31, 2012 principally driven by weakness in the mining sector partially offset by strength in the energy sector.

Service parts, support equipment & other end market net sales were up 8% for the year ended December 31, 2013 compared to the year ended December 31, 2012 principally driven by increased demand for North America On-Highway and Off-Highway service parts.

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

Cost of sales

Our most significant components of cost of sales are purchased parts, the overhead expense related to our manufacturing operations and direct labor associated with the manufacture and assembly of transmissions and parts. For the year ended December 31, 2013, direct material costs were approximately 68%, overhead costs were approximately 26%, and direct labor costs were approximately 6% of total cost of sales. We are subject to changes in our cost of sales caused by movements in underlying commodity prices. We seek to hedge against this risk by using commodity swap contracts and LTSAs. See Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk” included in this Annual Report on Form 10-K.

Selling, general and administrative expenses

The principal components of our selling, general and administrative expenses are salaries and benefits for our office personnel, advertising and promotional expenses, product warranty expense, expenses relating to certain information technology systems and amortization of our intangibles.

Engineering — research and development

We incur costs in connection with research and development programs that are expected to contribute to future earnings. Such costs are expensed as incurred. In 2009, we were notified by the DOE that we were selected to receive matching funds up to $62.8 million from a cost-share grant program funded by the American Recovery and Reinvestment Act for the development of hybrid-propulsion system manufacturing capacity in the U.S. (the “Grant Program”). Applicable costs associated with the Grant Program have been charged to Engineering — research and development. The DOE’s matching reimbursement is recorded to Other expense, net in the Consolidated Statements of Comprehensive Income included in Part II, Item 8, of this Annual Report on Form 10-K, or in the case of capital expenditure, as a reduction in the cost basis of the capital asset.

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

Revenue recognition

We record sales when title has transferred to the customer, there is evidence of an agreement, the sales price is fixed or determinable, delivery has occurred or services rendered, and collectability is reasonably assured. We sell ETC for which sales are deferred. ETC sales are recognized ratably over the period of the ETC, which typically ranges from three to five years after initial sale. Distributor and customer sales incentives, consisting of allowances and other rebates, are estimated at the time of sale based upon our history and experience and are recorded as a reduction to net sales. Incentive programs are generally product specific or region specific. Some factors used in estimating the cost of incentives include the number of transmissions that will be affected by the incentive program and rate of acceptance of any incentive program. If the actual number of affected transmissions differs from this estimate, or if a different mix of incentives is actually paid, the impact on net sales would be recorded in the period that the change was identified.

Sales under U.S. government production contracts are recorded when the product is accepted, title has transferred to the U.S. government, the sales price is fixed or determinable, and delivery has occurred. Deferred revenue arises from cash received in advance of the culmination of the earnings process and is recognized as revenue in future periods when the applicable revenue recognition criteria have been met. Under the terms of the U.S. government contracts, there are certain price reduction clauses and provisions for potential price reductions which are estimated at the time of sale based upon our history and experience and are recorded as a reduction to net sales. Potential reductions may be attributed to a change in projected sales volumes or plant efficiencies which impact overall costs.

Due to a request from the U.S. government, we billed, but did not ship certain tracked transmissions during the second half of 2013. Based on the lack of a fixed delivery date from the U.S. government, we did not recognize revenue as of December 31, 2013 for these transmissions. Revenue will be recognized once delivery has occurred.

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

Impairment of goodwill and other intangibles

Goodwill represents the excess of purchase price paid over the fair value of net assets acquired. In accordance with the Financial Accounting Standards Board’s (“FASB”) authoritative accounting guidance on goodwill, we do not amortize goodwill but rather evaluate it for impairment on an annual basis, or more often if events or circumstances change that could cause goodwill to become impaired. There is one reporting unit which is the same as our one operating and reportable segment. We have elected to perform our annual impairment test on October 31 of every year. A multi-step impairment test is performed on goodwill. In Step 0, we have the option to evaluate various qualitative factors to determine the likelihood of impairment. If determined that the fair value is more likely than not less than the carrying value, then we are required to perform Step 1. If we do not elect to perform Step 0, we can voluntarily proceed directly to Step 1. In Step 1, we perform a quantitative analysis to compare the fair value of the reporting unit to its carrying value including goodwill. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired, and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform Step 2 of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference.

After performing a quantitative analysis in 2013, our annual goodwill impairment test indicated that the fair value of the reporting unit exceeded its carrying value by approximately 90%, indicating no impairment. The fair value was determined utilizing a discounted cash flow model which includes key assumptions, such as net sales growth derived from market information, industry reports, marketing programs and future new product introductions; operating margin improvements derived from cost reduction programs and fixed cost leverage driven by higher sales volumes; and a risk-adjusted discount rate. Events or circumstances that could unfavorably impact the key assumptions include lower net sales driven by market conditions, our inability to execute on marketing programs and/or delay in the introduction of new products, lower gross margins as a result of market conditions or failure to obtain forecasted cost reductions, or a higher discount rate as a result of market conditions. While unpredictable and inherently uncertain, management believes the forecast estimates were reasonable and incorporate assumptions that similar market participants would use in their estimates of fair value.

Other intangible assets have both indefinite and finite useful lives. Intangible assets with indefinite useful lives, such as our trade name, are not amortized but are tested annually for impairment. Our 2013 annual trade name impairment test indicated that the fair value of the trade name exceeded its carrying value by approximately 8%, indicating no impairment. The fair value was determined utilizing an income approach by which the relief from royalty method was applied. Key assumptions incorporated into the analysis were net sales growth derived from market information, industry reports, marketing programs and new product introductions; and risk-adjusted discount rates. Events or circumstances that could unfavorably impact the key assumptions include lower net sales driven by market conditions, our inability to execute on marketing programs and/or delay in introduction of new products, and higher discount rate as a result of market conditions. While unpredictable and inherently uncertain, management believes the forecast estimates are reasonable and incorporate those assumptions that similar market participants would use in their estimates of fair value. Intangible assets with finite lives are amortized over their estimated useful lives and reviewed for impairment when circumstances change that would create a triggering event. Customer relationships are amortized over the life in which expected benefits are to be consumed. The other remaining finite useful life intangibles are amortized on a straight-line basis over their useful lives. We evaluate the remaining useful life of the other intangible assets on a periodic basis to determine whether events or circumstances warrant a revision to the remaining useful life. Assumptions and estimates about future values and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors, such as changes in our business strategy and internal forecasts. Although management believes the historical assumptions and estimates are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results.

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

The benefit cost components in the Consolidated Statements of Comprehensive Income included in Part II, Item 8, of this Annual Report on Form 10-K are based upon various actuarial assumptions and methodologies as prescribed by authoritative accounting guidance. These assumptions include discount rates, expected return on plan assets, health care cost trend rates, inflation, rate of compensation increases, population demographics, mortality rates and other factors. We review all actuarial assumptions on an annual basis.

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

Stock-based compensation

We maintain a stock-based compensation plan which allows employees (including executive officers), consultants and directors to receive equity awards. We have adopted the FASB’s authoritative accounting guidance on share-based payments and recognize the fair value of the awards as compensation expense over the vesting period. The accounting guidance also requires that forfeitures be estimated over the vesting period of an award instead of being recognized as a reduction of compensation expense when the forfeiture actually occurs.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Recently Adopted Accounting Pronouncements

Refer to NOTE 2, “Summary of Significant Accounting Policies” in Part II, Item 8, of this Annual Report on Form 10-K.

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

	For the year ended December 31,
(unaudited, in millions)	2013	2012	2011
Net income	$165.4	$514.2	$103.0
plus:
Interest expense, net	132.9	151.2	217.3
Cash interest expense	(159.2)	(167.3)	(208.6)
Income tax expense (benefit)	100.7	(298.0)	47.6
Cash income taxes	(3.8)	(10.7)	(5.8)
Technology-related investments expense (a)	5.0	14.4	—
Public offering expenses (b)	1.6	6.1	—
Fee to terminate services agreement with the Sponsors (c)	—	16.0	—
Amortization of intangible assets	105.3	150.0	151.9

Adjusted net income	$347.9	$375.9	$305.4
Cash interest expense	159.2	167.3	208.6
Cash income taxes	3.8	10.7	5.8
Depreciation of property, plant and equipment	98.7	102.5	103.8
Dual power inverter module extended coverage (d)	(2.4)	9.4	—
Unrealized loss on foreign exchange (e)	2.3	0.1	0.3
Unrealized loss (gain) on commodity hedge contracts (f)	1.5	(1.0)	6.5
Restructuring charge (g)	1.0	—	—
Loss on redemptions and repayments of long-term debt (h)	0.8	22.1	16.0
Benefit plan re-measurement (i)	—	2.3	—
UAW Local 933 contract signing bonus (j)	—	8.8	—
Premiums and expenses on tender offer for long-term debt (k)	—	—	56.9
Benefit plan adjustment (l)	—	—	(2.5)
Other (m)	13.8	7.0	11.1

Adjusted EBITDA	$626.6	$705.1	$711.9

Adjusted EBITDA excluding technology-related license expenses (n)	$632.6	$717.1	$711.9

Net sales	$1,926.8	$2,141.8	$2,162.8
Adjusted EBITDA margin	32.5%	32.9%	32.9%
Adjusted EBITDA margin excluding technology-related license expenses (n)	32.8%	33.5%	32.9%

Net cash provided by operating activities	$453.5	$497.5	$469.2
(Deductions) or additions to reconcile to Adjusted free cash flow:
Additions of long-lived assets	(74.4)	(123.9)	(96.9)
Fee to terminate services agreement with the Sponsors (c)	—	16.0	—
Technology-related license expenses (n)	6.0	12.0	—

Adjusted free cash flow	$385.1	$401.6	$372.3

(a)	Represents an impairment charge (recorded in Other expense, net) for investments in agreements with various companies to expand our position in transmission technologies.
(b)	Represents fees and expenses (recorded in Other expense, net) related to our initial public offering in March 2012, proposed and withdrawn secondary offering in April 2013, and secondary offerings in August 2013, November 2013 and December 2013.
(c)	Represents a payment (recorded in Other expense, net) to terminate the services agreement with our Sponsors.
(d)	During the third quarter of 2013, we conducted a review of the Dual Power Inverter Module (“DPIM”) extended coverage program resulting in a reduction of the DPIM liability, partially offset by a reduction of the associated GM receivable totaling a net credit (recorded in Selling, general and administrative expenses). During the second quarter of 2012, we recorded a charge (recorded in Selling, general and administrative expenses) to increase our liability related to the DPIM extended coverage program due to claims data and additional design issues identified during introduction of replacement units. The total liability and GM receivable will continue to be reviewed for any changes in estimate as additional claims data and field information become available.
(e)	Represents losses (recorded in Other expense, net) on the mark-to-market of our foreign currency hedge contracts and on intercompany financing transactions related to investments in plant assets for our India facility.
(f)	Represents losses (gains) (recorded in Other expense, net) on the mark-to-market of our commodity hedge contracts.
(g)	Represents a charge (recorded in Selling, general and administrative, and Engineering – research and development) related to an employee headcount reduction program in the second quarter of 2013.
(h)	Represents losses (recorded in Other expense, net) realized on the redemptions and repayments of ATI’s long-term debt.
(i)	Represents a settlement charge (recorded in Other expense, net) related to the settlement of pension obligations for certain qualified hourly employees from our hourly defined benefit pension plan to GM’s pension plan as part of the asset purchase agreement dated June 28, 2007.
(j)	Represents a bonus (recorded in Cost of sales, Selling, general and administrative expenses, and Engineering – research and development) to eligible employees recorded in the fourth quarter of 2012 as a result of UAW Local 933 – represented employees ratifying a labor contract effective November 2012 through November 2017.
(k)	Represents premiums and expenses (recorded in Other expense, net) related to the tender offer for ATI’s 11.25% senior toggle notes due 2015 (“Senior Toggle Notes”).
(l)	Represents a favorable adjustment (recorded in Cost of sales, Selling, general and administrative expenses, and Engineering – research and development) related to certain differences between benefits promised under a benefit plan and the administration of the plan.
(m)	Represents employee stock compensation expense (recorded in Cost of sales, Selling, general and administrative expenses, and Engineering – research and development) and service fees paid to our Sponsors (recorded in Selling, general and administrative expenses).
(n)	Represents payments (recorded in Engineering – research and development) for licenses to expand our position in transmission technologies.

Results of Operations

The following tables set forth certain financial information for the years ended December 31, 2013 and 2012 and for the years ended December 31, 2012 and 2011. The following tables and discussion should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K.

Comparison of year ended December 31, 2013 and 2012

	Year ended December 31,
(dollars in millions)	2013	% of net sales	2012	% of net sales
Net sales	$1,926.8	—	$2,141.8	—
Gross profit	841.9	43.7%	954.3	44.6%
Operating expenses:
Selling, general and administrative expenses	334.9	17.4	419.0	19.6
Engineering — research and development	97.1	5.0	115.1	5.4

Total operating expenses	432.0	22.4	534.1	25.0

Operating income	409.9	21.3	420.2	19.6
Other expense, net:
Interest expense, net	(132.9)	(6.9)	(151.2)	(7.1)
Other expense, net	(10.9)	(0.6)	(52.8)	(2.4)

Total other expense, net	(143.8)	(7.5)	(204.0)	(9.5)

Income before income taxes	266.1	13.8	216.2	10.1
Income tax (expense) benefit	(100.7)	(5.2)	298.0	13.9

Net income	$165.4	8.6%	$514.2	24.0%

Net sales

Net sales for the year ended December 31, 2013 were $1,926.8 million compared to $2,141.8 million for the year ended December 31, 2012, a decrease of 10.0%. The decrease was principally driven by a $144.0 million, or 53%, decrease in net sales of global off-highway products driven by lower demand from North America natural gas fracturing applications and lower global demand in the mining sector, a $103.0 million, or 34%, decrease in net sales of defense products due to lower U.S. defense spending and a $10.0 million, or 9%, decrease in net sales of North America hybrid-propulsion systems for transit buses primarily driven by lower demand due to engine emissions improvements and non-hybrid alternatives (e.g. xNG), partially offset by a $27.0 million, or 8%, increase in net sales of parts and other products, and a $15.0 million, or 1%, increase in net sales of global on-highway commercial products. See “Trends Impacting Our Business” above for additional information on net sales by end markets.

Gross profit

Gross profit for the year ended December 31, 2013 was $841.9 million compared to $954.3 million for the year ended December 31, 2012, a decrease of 11.8%. The decrease was principally driven by $132.0 million related to decreased sales, partially offset by $7.7 million related to the fourth quarter 2012 UAW Local 933 contract signing bonus, $6.0 million of favorable foreign exchange and $4.0 million of favorable manufacturing performance.

Selling, general and administrative expenses

Selling, general and administrative expenses for the year ended December 31, 2013 were $334.9 million compared to $419.0 million for the year ended December 31, 2012, a decrease of 20.1%. The decrease was principally driven by $44.7 million of lower intangible asset amortization, a $9.4 million charge in 2012 related to the DPIM extended coverage program, $8.0 million of unfavorable product warranty adjustments in 2012 from prior period estimates, a $2.4 million favorable adjustment in 2013 related to the DPIM extended coverage program, $1.0 million related to the fourth quarter 2012 UAW Local 933 contract signing bonus and reduced global commercial spending activities, partially offset by $6.0 million of higher stock compensation expense.

Engineering — research and development

Engineering expenses for the year ended December 31, 2013 were $97.1 million compared to $115.1 million for the year ended December 31, 2012, a decrease of 15.6%. The decrease was principally driven by $12.0 million of technology-related license expenses in 2012 to expand our position in transmission technologies, $0.1 million related to the fourth quarter 2012 UAW Local 933 contract signing bonus, lower product initiative spending and reduced global spending activities, partially offset by $6.0 million of technology-related license expenses in 2013 to further expand our position in transmission technologies.

Interest expense, net

Interest expense, net for the year ended December 31, 2013 was $132.9 million compared to $151.2 million for the year ended December 31, 2012, a decrease of 12.1%. The decrease was principally driven by $14.4 million of lower interest expense as a result of debt repayments and purchases, an $8.8 million decrease in mark-to-market expense for our interest rate derivatives, $3.8 million of lower interest expense as a result of a decrease in effective interest rate swaps and $3.4 million of lower amortization of deferred financing fees, partially offset by $9.0 million of higher interest expense as a result of higher interest rates on ATI’s Senior Secured Credit Facility, $3.0 million of higher interest expense related to higher interest rates on our effective interest rate swaps and $0.1 million of lower interest income.

Other expense, net

Other expense, net for the year ended December 31, 2013 was $10.9 million compared to $52.8 million for the year ended December 31, 2012, a decrease of 79.4%. The decrease in expense was principally driven by $21.3 million of lower premiums and expenses related to payments on and redemptions of long-term debt, a $16.0 million payment in 2012 to terminate the services agreement with the Sponsors, $9.4 million of lower technology-related investment impairment expense, $4.5 million of lower public offering expenses, $2.3 million related to the hourly pension plan settlement in 2012 and $0.7 million of reduced miscellaneous expenses, partially offset by $3.9 million of higher expenses related to unrealized and realized losses on derivative contracts, $2.1 million of higher unfavorable foreign exchange and $6.3 million of lower Grant Program income.

Income tax (expense)benefit

Income tax expense for the year ended December 31, 2013 was ($100.7) million compared to an income tax benefit of $298.0 million for the year ended December 31, 2012, resulting in an effective tax rate of (37.8%) for the year ended December 31, 2013 versus an effective tax rate of 137.8% for the year ended December 31, 2012. The change in effective tax rate was principally driven by the release of the domestic valuation allowance on our deferred tax assets in the second quarter of 2012.

Comparison of years ended December 31, 2012 and 2011

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

Engineering - research and development

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

Interest expense, net

Interest expense, net for the year ended December 31, 2012 was $151.2 million compared to $217.3 million for the year ended December 31, 2011, a decrease of 30.4%. The decrease was principally driven by $52.4 million of lower interest expense as a result of debt repayments and purchases, and a $32.5 million decrease in mark-to-market expense for our interest rate derivatives, partially offset by $10.0 million of higher interest expense primarily due to the effectiveness of $700.0 million of new interest rate swaps at higher interest rates, and $8.3 million of higher interest expense primarily driven by higher interest rates and $0.5 million of higher deferred financing fees due to refinancing ATI’s Senior Secured Credit Facility Term B-1 Loan due 2014 (“Term B-1 Loan”).

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

Income tax benefit (expense)

Income tax benefit for the year ended December 31, 2012 was $298.0 million compared to an income tax expense of ($47.6) million for the year ended December 31, 2011, resulting in an effective tax rate of 137.8% for the year ended December 31, 2012 versus an effective tax rate of (31.6%) for the year ended December 31, 2011. The change in effective tax rate was principally driven by the release of our valuation allowance on our deferred tax assets in the second quarter of 2012. Management determined, based on the evaluation of both objective and subjective evidence available, that a valuation allowance was no longer necessary and that it is more likely than not that the deferred tax assets are fully realizable.

Liquidity and Capital Resources

We generate cash primarily from our operating activities. We had total available cash and cash equivalents of $184.7 million and $80.2 million as of December 31, 2013 and 2012, respectively. Of the available cash and cash equivalents, approximately $179.7 million and $75.2 million were deposited in operating accounts while approximately $5.0 million and $5.0 million were invested in U.S. government backed securities as of December 31, 2013 and 2012, respectively. We expect to meet our domestic funding needs through available cash and credit in the United States and currently do not anticipate repatriating any cash to meet these needs.

Additionally, we had $395.0 million and $372.1 million available under the revolving credit facility, net of approximately $15.0 million and $27.9 million in letters of credit issued and outstanding as of December 31, 2013 and 2012, respectively. Throughout the year ended December 31, 2013, we made periodic withdrawals on our revolving credit facility as part of our debt management plans. The maximum amount outstanding at any time on the revolving credit facility was $20.0 million, and all balances were repaid within the quarter they were borrowed. As of December 31, 2013 and 2012, we had no outstanding borrowings on our revolving credit facility.

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

In December 2013, ATI entered into an amendment with the term loan lenders under its Senior Secured Credit Facility to extend the maturity of $650.0 million of term loan debt from August 2017 to August 2019 and to reduce the applicable margin at our option to either (a) 2.75% or 2.50%, subject to our total leverage ratio, over the LIBOR (which may not be less than 1.00%) or (b) 1.75% or 1.50%, subject to our total leverage ratio, over the greater of the prime lending rate provided by the British Banking Association or the federal funds effective rate published by the Federal Reserve Bank of New York plus 0.50% (which may not be less than 2.00%). The amendment also extended the maturity of the revolving credit facility to January 2019, increased the borrowing capacity to $410.0 million, reduced the applicable margin to either 2.25%, 2.00% or 1.75% on LIBOR loans or 1.25%, 1.00% or 0.75% on Base Rate loans, subject to our total leverage ratio, reduced the commitment fee to either 0.375% or 0.25%, subject to our total leverage ratio, and increased the letters of credit sublimit to $75.0 million. Lastly, the amendment changed the requirement of the maximum total senior secured leverage ratio, so that it is only applicable to the revolving portion of the Senior Secured Credit Facility and is tested only when revolving commitments (including letters of credit) remain outstanding at the end of any fiscal quarter. The amendment to the term loans was treated as a modification of debt under GAAP, and thus we expensed $0.5 million of deferred financing fees and recorded $10.1 million of new deferred financing fees in the consolidated financial statements. The amendment to the revolving portion of the Senior Secured Credit Facility was treated as a modification of debt under GAAP, and thus we expensed $0.4 million of deferred financing fees and recorded $2.1 million of new deferred financing fees in the consolidated financial statements.

Our principal uses of cash are operating expenses, capital expenditures, debt service, dividends on common stock and working capital needs. The following table shows our sources and uses of funds for the years ended December 31, 2013, 2012 and 2011 (in millions):

	Year ended December 31,
Statement of Cash Flows Data	2013	2012	2011
Cash flows provided by operating activities	$453.5	$497.5	$469.2
Cash flows used for investing activities	(81.5)	(138.7)	(55.9)
Cash flows used for financing activities	(277.5)	(593.5)	(369.9)

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

Cash provided by operating activities

Operating activities for the year ended December 31, 2013 generated $453.5 million of cash compared to $497.5 million for the year ended December 31, 2012. The decrease was principally driven by decreased net sales, higher accounts receivable principally driven by lower accounts receivable at the end of 2012 as a result of earlier than expected receipts and lower other liabilities, net; partially offset by higher accounts payable principally driven by lower accounts payable at the end of 2012 as a result of labor negotiations planning, decreased spending commensurate with reduced global commercial and product initiatives spending, lower cash interest expense and lower cash income taxes.

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

Cash used for investing activities

Investing activities for the year ended December 31, 2013 used $81.5 million of cash compared to $138.7 million for the year ended December 31, 2012. The decrease was principally driven by a decrease of $49.5 million in capital expenditures and a decrease of $5.6 million in investments in technology-related initiatives. The decrease in capital expenditures was principally driven by the 2012 expansion of our India facility and lower product initiatives spending.

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

Cash used for financing activities

Financing activities for the year ended December 31, 2013 used $277.5 million of cash compared to $593.5 million for the year ended December 31, 2012. The decrease was principally driven by 2012 redemptions of $326.9 million of ATI’s 11.0% senior cash pay notes due November 2015, $103.0 million of decreased principal payments on ATI’s Senior Secured Credit Facility, $17.3 million of increased proceeds from the exercise of stock options, $8.4 million of increased tax benefits from stock based compensation and $5.3 million of decreased debt financing fees, partially offset by $99.5 million related to the repurchase of our common stock in connection with the August 2013 secondary offering by our Sponsors and $44.3 million of increased dividend payments.

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

Our liquidity requirements are significant, primarily due to our debt service requirements. A one-eighth percent change in assumed interest rates for the Senior Secured Credit Facility, if fully drawn, as of December 31, 2013 would have no impact on interest expense due to the 1.00% LIBOR floor on our Term B-3 Loan and partial offset of our interest rate swaps. Our ability to make payments on and to refinance our indebtedness, and to fund planned capital expenditures will depend on our ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control.

In addition, we made principal payments of $142.4 million, $245.4 million and $90.5 million on the Senior Secured Credit Facility for the years ended December 31, 2013, 2012 and 2011, respectively. The principal payments made on the Senior Secured Credit Facility for the years ended December 31, 2013, 2012 and 2011 resulted in losses of $0.8 million, $1.3 million and $0.6 million associated with the write off of related deferred debt financing fees, respectively.

The revolving portion of the Senior Secured Credit Facility requires us to maintain a specified maximum total senior secured leverage ratio of 5.50x when revolving commitments (including letters of credit) remain outstanding at the end of a fiscal quarter. As of December 31, 2013, we were in compliance with the maximum total senior secured leverage ratio, achieving a 3.23x ratio. Within the terms of the Senior Secured Credit Facility, a senior secured leverage ratio at or below 3.50x results in the elimination of excess cash flow payments on the Senior Secured Credit Facility for the applicable year. Additionally, the Senior Secured Credit Facility provides certain financial incentives based on our total leverage ratio. A total leverage ratio at or below 4.00x results in a 25 basis point reduction to the applicable margin on our revolving credit facility, and a total leverage ratio at or below 3.50x results in a 12.5 basis point reduction to the revolving credit facility commitment fee and an additional 25 basis point reduction to the applicable margin on our revolving credit facility. A total leverage ratio at or below 3.25x results in a 25 basis point reduction to the applicable margin on our Term B-3 Loan. These reductions would remain in effect as long as we achieve a total leverage ratio at or below the related threshold. As of December 31, 2013, the total leverage ratio was 3.98x.

In addition to the maximum total secured leverage ratio for the revolving portion of the Senior Secured Credit Facility, the Senior Secured Credit Facility and the indenture governing the 7.125% Senior Notes include, among other things, customary restrictions (subject to certain exceptions) on our ability to incur certain indebtedness or liens, make certain investments or declare or pay certain dividends. As of December 31, 2013, we are in compliance with all covenants under the Senior Secured Credit Facility.

To manage interest rate risk associated with our variable rate debt, we currently have eleven interest rate swap contracts as of December 31, 2013 that qualify as derivatives under authoritative accounting guidance for derivative instruments and hedging activities. Our interest rate swaps do not qualify for hedge accounting treatment and, as a result, fair value adjustments are charged directly to interest expense in the Consolidated Statements of Comprehensive Income included in Part II, Item 8, of this Annual Report on Form 10-K. For the years ended December 31, 2013, 2012 and 2011, gains (loss) related to fair value adjustments were $34.3 million, $25.5 million and ($7.0) million, respectively. All contracts are used strictly as an economic hedge and not for speculative purposes.

As of December 31, 2013, certain of our interest rate derivatives contain credit-risk and collateral contingent features. Certain interest rate derivatives contain provisions under which downgrades in our credit rating could require us to increase our collateral. Certain interest rate derivatives also contain provisions under which we may be required to post additional collateral if LIBOR reaches certain levels. As of December 31, 2013, we have been required to post collateral of $1.7 million in cash and $5.0 million in letters of credit as a result of changes in interest rates. We may be required to post additional collateral until the LIBOR curve reaches zero.

Assuming all collateral contingent features remain the same, a 1% increase or decrease in the LIBOR interest rate curve as of December 31, 2013 would reduce our collateral requirement by approximately $1.2 million or increase our collateral requirement by approximately $1.2 million, respectively, in a combination of cash and letters of credit.

Description of the Senior Secured Credit Facility and Senior Notes

Refer to NOTE 7, “Debt” in Part II, Item 8, of this Annual Report on Form 10-K.

Contractual Obligations, Contingent Liabilities and Commitments

The following table summarizes our contractual obligations as of December 31, 2013 (dollars in millions):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
7.125% Senior Notes(1)	$655.9	$33.5	$67.2	$67.2	$488.0
Senior Secured Credit Facility(2)	2,644.5	97.9	193.7	595.5	1,757.4
Operating leases	10.8	4.6	3.7	0.9	1.6
Pension & OPEB liabilities(3)	36.5	10.9	15.8	9.8	see (3) below

Total(4)	$3,347.7	$146.9	$280.4	$673.4	$2,247.0

(1)	7.125% Senior Notes include principal and interest payments based on a fixed interest rate of 7.125%.
(2)	Senior Secured Credit Facility includes principal payments and estimated interest payments excluding the effects of our interest rate swaps. A portion of the interest is at a variable rate and for the purposes of this table has been calculated using LIBOR as of December 31, 2013, plus the applicable margin of each loan, resulting in an applied rate of 3.17% for Term B-2 Loan and 3.75% for Term B-3 Loan. Actual payments will vary.
(3)	Estimated pension funding and post-retirement benefit payments are based on an increasing discount rate and effective interest rate for funding purposes between 4.8% - 6.0%. Pension funding and post-retirement benefit payments are excluded from the table beyond year 5, though we expect funding and payments to continue beyond year 5. See NOTE 13 of Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K for the funding status of our pension plans and other post-retirement plan as of December 31, 2013.
(4)	Estimated warranty obligations, sales allowance programs and defense price reduction reserves, which total $90.5 million, $26.9 million and $49.6 million, respectively, as of December 31, 2013 have been excluded from this table as timing of any payments are uncertain.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk consists of changes in interest rates, foreign currency rate fluctuations and movements in commodity prices.

Interest Rate Risk

We are subject to interest rate market risk in connection with a portion of our long-term debt. Our principal interest rate exposure relates to outstanding amounts under our Senior Secured Credit Facility. Our Senior Secured Credit Facility provides for variable rate borrowings of up to $2,602.0 million including $395.0 million under our revolving credit facility, net of $15.0 million of letters of credit. A one-eighth percent change in assumed interest rates for the Senior Secured Credit Facility, if fully drawn, as of December 31, 2013 would have no impact on interest expense due to the 1.00% LIBOR floor on our Term B-3 Loan and partial offset of our interest rate swaps. As of December 31, 2013, we had no outstanding borrowings against the revolving credit facility.

From time to time, we enter into interest rate swap agreements to hedge our variable interest rate debt. Below is a list of our interest rate swaps as of December 31, 2013:

	Counterparty	Effective Date	Notional Amount (in millions)	LIBOR Fixed Rate
Interest Rate Swap H	Barclays Capital	2011-2014	$350.0	3.75%
Interest Rate Swap I	Deutsche Bank	2011-2014	$350.0	3.77%
Interest Rate Swap J	UBS	2013-2014	$125.0	2.96%
Interest Rate Swap K	UBS	2013-2014	$125.0	3.05%
Interest Rate Swap L	Barclays	2016-2019	$75.0	3.44	%*
Interest Rate Swap M	JP Morgan	2016-2019	$100.0	3.43	%*
Interest Rate Swap N	Bank of America	2016-2019	$75.0	3.37	%*
Interest Rate Swap O	Deutsche Bank	2016-2019	$75.0	3.19	%*
Interest Rate Swap P	Barclays	2016-2019	$75.0	3.08	%*
Interest Rate Swap Q	Barclays	2016-2019	$50.0	2.99	%*
Interest Rate Swap R	Deutsche Bank	2016-2019	$50.0	2.98	%*

*	include LIBOR floor of 1.00%

In certain circumstances, we and the counterparty are required to provide additional collateral under these swaps. We are exposed to increased interest expense if a counterparty defaults. Refer to NOTE 7 and NOTE 8 of Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K.

Exchange Rate Risk

While our net sales and costs are denominated primarily in U.S. Dollars, net sales, costs, assets and liabilities are generated in other currencies including Japanese Yen, Euro, Indian Rupee, Brazilian Real, Chinese Yuan Renminbi, Canadian Dollar and Hungarian Forint. The expansion of our business outside North America may further increase the risk that cash flows resulting from these activities may be adversely affected by changes in currency exchange rates. As of December 31, 2013, we hold hedging contracts in the Japanese Yen, which are intended to hedge either known or forecasted cash flow payments denominated in the currency. We do not hold financial instruments for trading or speculative purposes.

Assuming current levels of foreign currency transactions, a 10% aggregate increase or decrease in the Japanese Yen, Euro, Indian Rupee, Chinese Yuan Renminbi and Canadian Dollar would correspondingly change our earnings by an estimated $4 million per year. This includes the partial offset of our hedging contracts described above. All other exposure to foreign currencies is immaterial.

Commodity Price Risk

We are subject to changes in our cost of sales caused by movements in underlying commodity prices. Approximately two-thirds of our cost of sales consists of purchased components with significant raw material content. A substantial portion of the purchased parts are made of aluminum and steel. The cost of aluminum parts include an adjustment factor on future purchases for fluctuations in aluminum prices based on accepted industry indices. In addition, a substantial amount of steel-based contracts also include an index-based component. As our costs change, we are able to pass through a portion of the changes in commodity prices to certain of our customers according to our LTSAs. We historically have not entered into long-term purchase contracts related to the purchase of aluminum and steel. We currently hold financial forward contracts that are intended to hedge forecasted aluminum purchases. Based on our forecasted demand for 2014 and 2015, as of December 31, 2013, the hedge contracts cover approximately 45% and 25% of our aluminum requirements, respectively. We do not hold financial instruments for trading or speculative purposes.

Assuming current levels of commodity purchases, a 10% increase or decrease in the price of aluminum and steel would correspondingly change our earnings by approximately $1 million and $4 million per year, respectively. This includes the partial offset of our hedging contracts described above.

Many of our LTSAs have incorporated a cost-sharing arrangement related to potential future commodity price fluctuations. Our hedging policy is that we only hedge for our exposure and do not hedge any portion of the customers’ exposure. For purposes of the sensitivity analysis above, the impact of these cost-sharing arrangements have not been included.

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Allison Transmission Holdings, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Allison Transmission Holdings, Inc. and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2013). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Indianapolis, Indiana

February 24, 2014

Allison Transmission Holdings, Inc.

Consolidated Balance Sheets

(dollars in millions, except share data)

	December 31, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$184.7	$80.2
Accounts receivable — net of allowance for doubtful accounts of $0.4 and $0.9, respectively	175.1	165.0
Inventories	160.4	157.1
Deferred income taxes, net	58.1	55.3
Other current assets	28.6	32.7

Total Current Assets	606.9	490.3

Property, plant and equipment, net	563.4	596.2
Intangible assets, net	1,610.8	1,716.1
Goodwill	1,941.0	1,941.0
Deferred income taxes, net	1.1	32.3
Other non-current assets	89.4	90.1

TOTAL ASSETS	$4,812.6	$4,866.0

LIABILITIES
Current Liabilities
Accounts payable	$150.4	$133.1
Product warranty liability	37.4	36.2
Current portion of long-term debt	17.9	19.5
Deferred revenue	29.2	21.6
Other current liabilities	152.3	167.4

Total Current Liabilities	387.2	377.8

Product warranty liability	53.1	73.5
Deferred revenue	43.2	42.6
Long-term debt	2,660.4	2,801.3
Deferred income taxes	76.2	0.1
Other non-current liabilities	153.7	213.8

TOTAL LIABILITIES	3,373.8	3,509.1
Commitments and contingencies (see NOTE 17)

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 1,880,000,000 shares authorized, 183,375,436 issued and outstanding	1.8	1.8
Non-voting common stock, $0.01 par value, 20,000,000 shares authorized, 1,185 issued and outstanding	0.0	0.0
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Treasury stock	—	(0.2)
Paid in capital	1,631.8	1,601.5
Accumulated deficit	(173.8)	(202.3)
Accumulated other comprehensive loss, net of tax	(21.0)	(43.9)

TOTAL STOCKHOLDERS’ EQUITY	1,438.8	1,356.9

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$4,812.6	$4,866.0

The accompanying notes are an integral part of the consolidated financial statements.

Allison Transmission Holdings, Inc.

Consolidated Statements of Comprehensive Income

(dollars in millions, except per share data)

	Year ended December 31,
	2013	2012	2011
Net sales	$1,926.8	$2,141.8	$2,162.8
Cost of sales	1,084.9	1,187.5	1,208.3

Gross profit	841.9	954.3	954.5
Selling, general and administrative expenses	334.9	419.0	409.1
Engineering — research and development	97.1	115.1	116.4

Operating income	409.9	420.2	429.0
Interest income	0.8	0.9	0.9
Interest expense	(133.7)	(152.1)	(218.2)
Premiums and expenses on tender offer for long-term debt	—	—	(56.9)
Other expense, net	(10.9)	(52.8)	(4.2)

Income before income taxes	266.1	216.2	150.6
Income tax (expense) benefit	(100.7)	298.0	(47.6)

Net income	$165.4	$514.2	$103.0

Basic earnings per share attributable to common stockholders	$0.90	$2.83	$0.57

Diluted earnings per share attributable to common stockholders	$0.88	$2.76	$0.56

Dividends per common share	$0.42	$0.18	—

Other comprehensive (loss) income, net of tax:
Foreign currency translation	(5.0)	(0.7)	(11.6)
Pension and OPEB liability adjustment	29.0	15.1	(22.6)
Available-for-sale securities	(1.1)	(1.3)	3.2

Total other comprehensive income (loss), net of tax	22.9	13.1	(31.0)

Comprehensive income	$188.3	$527.3	$72.0

The accompanying notes are an integral part of the consolidated financial statements.

Allison Transmission Holdings, Inc.

Consolidated Statements of Cash Flows

(dollars in millions)

	Year ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$165.4	$514.2	$103.0
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	105.3	150.0	151.9
Depreciation of property, plant and equipment	98.7	102.5	103.8
Premiums and expenses on tender offer for long-term debt	—	—	56.9
Deferred income taxes	98.0	(303.8)	39.8
Unrealized (gain) loss on derivatives	(32.8)	(26.2)	13.9
Stock-based compensation	13.7	6.4	8.0
Excess tax benefit from stock-based compensation	(13.7)	(5.3)	—
Amortization of deferred financing fees	10.9	14.5	12.1
Impairment loss on investments in technology-related initiatives	5.0	14.4	—
Loss on intercompany foreign exchange	2.3	—	—
Loss on repurchases and redemptions of long-term debt	0.8	22.1	16.0
Loss on re-measurement of employee benefit plans	—	2.3	—
Other	(0.2)	(0.2)	(1.4)

Changes in assets and liabilities:
Accounts receivable	(9.9)	29.9	(25.0)
Inventories	(4.4)	(1.8)	(11.0)
Accounts payable	17.6	(29.4)	24.9
Other assets and liabilities	(3.2)	7.9	(23.7)

Net cash provided by operating activities	453.5	497.5	469.2

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions of long-lived assets	(74.4)	(123.9)	(96.9)
Investments in technology-related initiatives	(8.8)	(14.4)	—
Collateral for interest rate derivatives	1.2	(1.0)	38.6
Proceeds from disposal of assets	0.5	0.6	2.4

Net cash used for investing activities	(81.5)	(138.7)	(55.9)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repurchase of common stock	(99.5)	—	—
Issuance of long-term debt	—	—	500.0
Debt issuance costs	—	—	(15.0)
Debt financing fees	(14.9)	(20.2)	—
Repurchases and redemptions of long-term debt	—	(326.9)	(764.4)
Payments on long-term debt	(142.4)	(245.4)	(90.5)
Dividend payments	(77.1)	(32.8)	—
Proceeds from exercise of stock options	46.3	29.0	—
Taxes paid related to net share settlement of equity awards	(3.6)	—	—
Payments on notes payable	—	(2.5)	—
Excess tax benefit from stock-based compensation	13.7	5.3	—

Net cash used for financing activities	(277.5)	(593.5)	(369.9)
Effect of exchange rate changes on cash	10.0	0.9	18.4
Net increase (decrease) in cash and cash equivalents	104.5	(233.8)	61.8
Cash and cash equivalents at beginning of period	80.2	314.0	252.2

Cash and cash equivalents at end of period	$184.7	$80.2	$314.0

Supplemental disclosures:
Interest paid	$159.2	$167.3	$208.6
Income taxes paid	$3.8	$10.7	$5.8

The accompanying notes are an integral part of the consolidated financial statements.

Allison Transmission Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

(dollars in millions)

	Common Stock	Non-voting Common Stock	Preferred Stock	Treasury Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), net of tax	Stockholders’ Equity
Balance at December 31, 2010	$1.8	$—	$—	$(0.2)	$1,552.8	$(786.7)	$(26.0)	$741.7
Stock-based compensation	—	—	—	—	8.0	—	—	8.0
Pension and OPEB liability adjustment	—	—	—	—	—	—	(22.6)	(22.6)
Foreign currency translation adjustment	—	—	—	—	—	—	(11.6)	(11.6)
Available-for-sale securities	—	—	—	—	—	—	3.2	3.2
Net income	—	—	—	—	—	103.0	—	103.0

Balance at December 31, 2011	$1.8	$—	$—	$(0.2)	$1,560.8	$(683.7)	$(57.0)	$821.7
Stock-based compensation	—	—	—	—	6.4	—	—	6.4
Pension and OPEB liability adjustment	—	—	—	—	—	—	15.1	15.1
Foreign currency translation adjustment	—	—	—	—	—	—	(0.7)	(0.7)
Available-for-sale securities	—	—	—	—	—	—	(1.3)	(1.3)
Issuance of common stock	0.0	—	—	—	29.0	—	—	29.0
Dividends on common stock	—	—	—	—	—	(32.8)	—	(32.8)
Excess tax benefit from stock-based compensation	—	—	—	—	5.3	—	—	5.3
Net income	—	—	—	—	—	514.2	—	514.2

Balance at December 31, 2012	$1.8	$—	$—	$(0.2)	$1,601.5	$(202.3)	$(43.9)	$1,356.9
Stock-based compensation	—	—	—	—	13.7	—	—	13.7
Pension and OPEB liability adjustment	—	—	—	—	—	—	29.0	29.0
Foreign currency translation adjustment	—	—	—	—	—	—	(5.0)	(5.0)
Available-for-sale securities	—	—	—	—	—	—	(1.1)	(1.1)
Issuance of common stock	0.0	—	—	—	42.6	—	—	42.6
Repurchase of common stock	(0.0)	—	—	—	(39.7)	(59.8)	—	(99.5)
Retirement of treasury stock	—	—	—	0.2	—	—	—	0.2
Dividends on common stock	—	—	—	—	—	(77.1)	—	(77.1)
Excess tax benefit from stock-based compensation	—	—	—	—	13.7	—	—	13.7
Net income	—	—	—	—	—	165.4	—	165.4

Balance at December 31, 2013	$1.8	$—	$—	$—	$1,631.8	$(173.8)	$(21.0)	$1,438.8

The accompanying notes are an integral part of the consolidated financial statements.

Allison Transmission Holdings, Inc.

Notes to Consolidated Financial Statements

NOTE 1.	OVERVIEW

Overview

Allison Transmission Holdings, Inc. and its subsidiaries (the “Company,” “we” or “Allison”), design and manufacture commercial and defense fully-automatic transmissions.

The business was founded in 1915 and has been headquartered in Indianapolis, Indiana since inception. The Company has approximately 2,700 employees and 13 different transmission product lines. Although approximately 77% percent of revenues were generated in North America in 2013, the Company has a global presence by serving customers in Europe, Asia, South America and Africa. The Company serves customers through an independent network of approximately 1,400 independent distributor and dealer locations worldwide.

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

Government Grants

The Company recognizes government grants when there is reasonable assurance that the Company will comply with the conditions attached to the grant arrangement and the funds will be received. When the government grants relate to reimbursement of costs, the grant income is recognized in Other expense, net in the Consolidated Statements of Comprehensive Income. When the government grants relate to a reimbursement of capital expenditures, the grants are recognized as a reduction of the basis of the assets in the Consolidated Balance Sheets.

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

Marketable Securities

The Company determines the appropriate classification of all marketable securities as “held-to-maturity,” “available-for-sale” or “trading” at the time of purchase, and re-evaluates such classifications as of each balance sheet date. As of December 31, 2013, the Company’s marketable securities are classified as either available-for-sale or trading.

Available-for-sale securities are carried at fair value with the unrealized gain or loss reported in Accumulated other comprehensive loss (“AOCL”). Unrealized losses considered to be “other-than-temporary” are recognized in income. Trading securities are carried at fair value with the unrealized gain or loss recognized in Other expense, net. The fair value of the Company’s investment securities is determined by currently available market prices. See NOTE 6 for more details.

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

Inventories

Inventories are stated at the lower of cost or market. The Company determines cost using the first-in, first-out method. The Company analyzes inventory on a quarterly basis to determine whether it is excess or obsolete inventory. Any decline in carrying value of estimated excess or obsolete inventory is recorded as a reduction of inventory and as an expense included in Cost of sales in the period it is identified.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price paid over the fair value of net assets acquired. In accordance with the FASB’s authoritative accounting guidance on goodwill, the Company does not amortize goodwill but rather evaluate it for impairment on an annual basis, or more often if events or circumstances change that could cause goodwill to become impaired. There is one reporting unit which is the same as the Company’s one operating and reportable segment. The Company has elected to perform its annual impairment test on October 31 of every year. A multi-step impairment test is performed on goodwill. In Step 0, the Company has the option to evaluate various qualitative factors to determine the likelihood of impairment. If determined that the fair value is more likely than not less than the carrying value, then the Company is required to perform Step 1. If the Company does not elect to perform Step 0, it can voluntarily proceed directly to Step 1. In Step 1, the Company performs a quantitative analysis to compare the fair value of its reporting unit to its carrying value including goodwill. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired, and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform Step 2 of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the Company would record an impairment loss equal to the difference.

After performing a quantitative analysis in 2013, the Company’s annual goodwill impairment test indicated that the fair value of the reporting unit exceeded its carrying value by approximately 90%, indicating no impairment. The fair value was determined utilizing a discounted cash flow model which includes key assumptions, such as net sales growth derived from market information, industry reports, marketing programs and future new product introductions; operating margin improvements derived from cost reduction programs and fixed cost leverage driven by higher sales volumes; and a risk-adjusted discount rate. Events or circumstances that could unfavorably impact the key assumptions include lower net sales driven by market conditions, the Company’s inability to execute on marketing programs and/or delay in the introduction of new products, lower gross margins as a result of market conditions or failure to obtain forecasted cost reductions, or a higher discount rate as a result of market conditions. While unpredictable and inherently uncertain, management believes the forecast estimates were reasonable and incorporate assumptions that similar market participants would use in their estimates of fair value.

Other intangible assets have both indefinite and finite useful lives. Intangible assets with indefinite useful lives, such as the Company’s trade name, are not amortized but are tested annually for impairment. The Company’s 2013 annual trade name impairment test indicated that the fair value of the trade name exceeded its carrying value by approximately 8%, indicating no impairment. The fair value was determined utilizing an income approach by which the relief from royalty method was applied. Key assumptions incorporated into the analysis were net sales growth derived from market information, industry reports, marketing programs and new product introductions; and risk-adjusted discount rates. Events or circumstances that could unfavorably impact the key assumptions include lower net sales driven by market conditions, the Company’s inability to execute on marketing programs and/or delay in introduction of new products, and higher discount rate as a result of market conditions. While unpredictable and inherently uncertain, management believes the forecast estimates are reasonable and incorporate those assumptions that similar market participants would use in their estimates of fair value. Intangible assets with finite lives are amortized over their estimated useful lives and reviewed for impairment when circumstances change that would create a triggering event. Customer relationships are amortized over the life in which expected benefits are to be consumed. The other remaining finite useful life intangibles are amortized on a straight-line basis over their useful lives. The Company evaluates the remaining useful life of the other intangible assets on a periodic basis to determine whether events or circumstances warrant a revision to the remaining useful life. Assumptions and estimates about future values and remaining useful lives of the Company’s intangible and other long-lived assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors, such as changes in the Company’s business strategy and internal forecasts. Although management believes the historical assumptions and estimates are reasonable and appropriate, different assumptions and estimates could materially impact the Company’s reported financial results.

NOTE 5 provides further information on Goodwill and Other intangible assets.

Deferred Financing Costs

Deferred financing costs are stated at cost as a component of other non-current assets and amortized over the life of the related debt using the effective interest method. Amortization of deferred financing costs is recorded as part of interest expense and totaled $10.9 million, $14.5 million and $12.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Revenue Recognition

The Company records sales when title has transferred to the customer, there is evidence of an agreement, the sales price is fixed or determinable, delivery has occurred or services have been rendered, and collectability is reasonably assured. The Company sells Extended Transmission Coverage (“ETC”) for which sales are deferred. ETC sales are recognized ratably over the period of the ETC, which typically ranges from three to five years after initial sale. Distributor and customer sales incentives, consisting of allowances and other rebates, are estimated at the time of sale based upon the Company’s history and experience and are recorded as a reduction to Net sales. Incentive programs are generally product specific or region specific. Some factors used in estimating the cost of incentives include the number of transmissions that will be affected by the incentive program and rate of acceptance of any incentive program. If the actual number of affected transmissions differs from this estimate, or if a different mix of incentives is actually paid, the impact on Net sales would be recorded in the period that the change was identified. Consideration given to commercial customers recorded as a reduction of Net sales in the Consolidated Statements of Comprehensive Income included $65.2 million, $59.9 million and $59.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Sales under U.S. government production contracts are recorded when the product is accepted, title has transferred to the U.S. government, the sales price is fixed or determinable, and delivery has occurred. Deferred revenue arises from cash received in advance of the culmination of the earnings process and is recognized as revenue in future periods when the applicable revenue recognition criteria have been met. Under the terms of the U.S. government contracts, there are certain price reduction clauses and provisions for potential price reductions which are estimated at the time of sale based upon the Company’s history and experience and are recorded as a reduction to Net sales. Potential reductions may be attributed to a change in projected sales volumes or plant efficiencies which impact overall costs. As of December 31, 2013 and 2012, the Company had $49.6 million and $46.9 million recorded in the price reduction reserve account, respectively.

Due to a request from the U.S. government, the Company billed, but did not ship certain tracked transmissions during the second half of 2013. Based on the lack of a fixed delivery date from the U.S. government, the Company did not recognize revenue as of December 31, 2013 for these transmissions. Revenue will be recognized once delivery has occurred. See NOTE 10 for additional details.

The Company classifies shipping and handling billed to customers in Net sales and shipping and handling costs in Cost of sales, in accordance with authoritative accounting guidance.

The Company contracts with various third parties to provide engineering services. These services are recorded as Net sales in accordance with the terms of the contract. The saleable engineering recorded was $12.4 million, $7.8 million and $7.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. The associated costs are recorded in Cost of sales.

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

Foreign Currency Translation

Most of the subsidiaries outside the United States prepare financial statements in currencies other than the U.S. dollar. The functional currency for all these subsidiaries is the local currency, except for the Company’s Hong Kong and Middle East subsidiaries which currently use the U.S. dollar as the functional currency, and balances are translated at period-end exchange rates for assets and liabilities and monthly weighted-average exchange rates for revenues and expenses. The translation gains (losses) are stated as a component of AOCL as disclosed in NOTE 16.

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

The benefit cost components shown in the Consolidated Statements of Comprehensive Income are based upon various actuarial assumptions and methodologies as prescribed by authoritative accounting guidance. These assumptions include discount rates, expected return on plan assets, health care cost trend rates, inflation, rate of compensation increases, population demographics, mortality rates and other factors. The Company reviews all actuarial assumptions on an annual basis.

Recently Adopted Accounting Pronouncements

In July 2013, the FASB issued authoritative accounting guidance on the presentation of an unrecognized tax benefit when net operating loss (“NOL”) carryforwards exist. The guidance requires presentation of an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for an NOL carryforward, a similar tax loss or a tax credit carryforward. The guidance is effective for fiscal years beginning after December 15, 2013. While the adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements, it could affect the accounting treatment applied under these circumstances in the future.

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

In February 2013, the FASB issued authoritative accounting guidance on the presentation and disclosure of reclassifications out of accumulated other comprehensive income. The guidance gives an entity the option to present significant amounts reclassified out of each component of accumulated other comprehensive income and the income statement line items affected by the reclassification either parenthetically on the face of the financial statements or in the footnotes to the financial statements. The guidance became effective for interim and annual reporting periods beginning after December 15, 2012. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements; however, it requires the Company to present additional disclosures in the footnotes to the consolidated financial statements when significant amounts are reclassified out of accumulated other comprehensive income.

In January 2013, the FASB issued authoritative accounting guidance clarifying the scope of new balance sheet offsetting disclosures issued in December 2011 for derivatives, repurchase agreements and securities lending transactions that are either offset in the financial statements or subject to an enforceable master netting arrangement or similar agreement. The guidance became effective for interim and annual periods beginning on or after January 1, 2013. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

In December 2011, the FASB issued authoritative accounting guidance on enhancing disclosures to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. The guidance requires improved information and disclosures about gross and net amounts of recognized assets and liabilities of financial and derivative instruments that are offset in an entity’s statement of financial position. The guidance applies retrospectively for interim and annual reporting periods beginning on or after January 1, 2013. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

NOTE 3.	INVENTORIES

Inventories consisted of the following components (dollars in millions):

	December 31, 2013	December 31, 2012
Purchased parts and raw materials	$79.7	$80.6
Work in progress	5.7	7.5
Service parts	45.8	44.5
Finished goods	29.2	24.5

Total inventories	$160.4	$157.1

Inventory components shipped to third parties, primarily cores, parts to re-manufacturers, and parts to contract manufacturers, in which the Company has an obligation to buy back, are included in purchased parts and raw materials, with an offsetting liability in Other current liabilities.

NOTE 4.	PROPERTY, PLANT AND EQUIPMENT

The cost and accumulated depreciation of property, plant and equipment are as follows (dollars in millions):

	December 31, 2013	December 31, 2012
Land and land improvements	$20.3	$16.2
Buildings and building improvements	271.4	263.3
Machinery and equipment	567.7	543.7
Software	112.9	102.9
Special tools	143.4	129.6
Construction in progress	48.6	56.0

Total property, plant and equipment	1,164.3	1,111.7
Accumulated depreciation	(600.9)	(515.5)

Property, plant and equipment, net	$563.4	$596.2

Depreciation of property, plant and equipment was $98.7 million, $102.5 million and $103.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

NOTE 5.	GOODWILL AND OTHER INTANGIBLE ASSETS

As of December 31, 2013 and 2012, the carrying value of the Company’s Goodwill was $1,941.0 million.

The following presents a summary of other intangible assets (dollars in millions):

	December 31, 2013			December 31, 2012
	Intangible assets, gross	Accumulated amortization	Intangible assets, net	Intangible assets, gross	Accumulated amortization	Intangible assets, net
Other intangible assets:
Trade name	$870.0	$—	$870.0	$870.0	$—	$870.0
Customer relationships - defense	62.3	(24.4)	37.9	62.3	(20.8)	41.5
Customer relationships - commercial	831.8	(374.9)	456.9	831.8	(321.2)	510.6
Proprietary technology	476.3	(243.9)	232.4	476.3	(205.8)	270.5
Non-compete agreement	17.3	(11.1)	6.2	17.3	(9.4)	7.9
Patented technology - defense	28.2	(21.2)	7.0	28.2	(17.9)	10.3
Tooling rights	4.5	(4.1)	0.4	4.5	(3.9)	0.6
Patented technology - commercial	260.6	(260.6)	—	260.6	(255.9)	4.7

Total	$2,551.0	$(940.2)	$1,610.8	$2,551.0	$(834.9)	$1,716.1

Amortization of intangible assets was $105.3 million, $150.0 million and $151.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The expected U.S. federal tax basis for Goodwill and Trade name deductions was $1,032.1 million and $709.4 million as of December 31, 2013 and $1,150.0 million and $792.0 million as of December 31, 2012, respectively.

As of December 31, 2013, the net carrying value of the Company’s Goodwill and Other intangible assets, net was $3,551.8 million. After performing a quantitative analysis, the Company’s 2013 annual goodwill impairment test indicated that the fair value of the reporting unit exceeded its carrying value by approximately 90%, indicating no impairment. The fair value was determined utilizing a discounted cash flow model which includes key assumptions, such as net sales growth derived from market information, industry reports, marketing programs and new product introductions; operating margin improvements derived from cost reduction programs and fixed cost leverage driven by higher sales volumes; and a risk-adjusted discount rate. Events or circumstances that could unfavorably impact the key assumptions include lower net sales driven by market conditions, the Company’s inability to execute on marketing programs and/or delay in the introduction and adoption of new products, lower gross margins as a result of market conditions or failure to obtain forecasted cost reductions, or a higher discount rate as a result of market conditions. While unpredictable and inherently uncertain, management believes the forecast estimates were reasonable and incorporate assumptions that similar market participants would use in their estimates of fair value.

The Company’s 2013 annual trade name impairment test indicated that the fair value of the trade name exceeded its carrying value by approximately 8%, indicating no impairment. The fair value was determined utilizing an income approach by which the relief from royalty method was applied. Key assumptions incorporated into the analysis were net sales growth derived from market information, industry reports, marketing programs and new product introductions; and risk-adjusted discount rates. Events or circumstances that could unfavorably impact the key assumptions include lower net sales driven by market conditions, the Company’s inability to execute on marketing programs and/or delay in introduction of new products, and higher discount rate as a result of market conditions. While unpredictable and inherently uncertain, management believes the forecast estimates are reasonable and incorporate those assumptions that similar market participants would use in their estimates of fair value.

Amortization expense related to Other intangible assets for the next five years and thereafter is expected to be (dollars in millions):

	2014	2015	2016	2017	2018	Thereafter
Amortization expense	$98.8	$97.1	$92.4	$89.7	$87.2	$275.6

NOTE 6.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Level 3 — Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At each balance sheet date, the Company performs an analysis of all instruments subject to authoritative accounting guidance and includes, in Level 3, all of those whose fair value is based on significant unobservable inputs. As of December 31, 2013 and 2012, the Company did not have any Level 3 financial assets or liabilities.

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

For the fair value measurement of foreign currency derivatives, the Company uses forward foreign exchange rates received from the issuing financial institution. These rates are periodically corroborated by comparing to third-party broker quotes. The foreign currency hedges are accounted for within the authoritative accounting guidance set forth on accounting for derivative instruments and hedging activities and have been recorded at fair value based upon quoted market rates. The fair values are included in Other current and non-current assets and liabilities in the Consolidated Balance Sheets. The Company generally does not elect to apply hedge accounting for these foreign currency contracts, and as a result, unrealized fair value adjustments and realized gains and losses are recorded in Other expense, net in the Consolidated Statements of Comprehensive Income during the period of change.

For the fair value measurement of commodity derivatives, the Company uses forward prices received from the issuing financial institution. These rates are periodically corroborated by comparing to third-party broker quotes. The commodity derivatives are accounted for within the authoritative accounting guidance set forth on accounting for derivative instruments and hedging activities and have been recorded at fair value based upon quoted market rates. The fair values are included in Other current and non-current assets and liabilities in the Consolidated Balance Sheets. The Company has either not qualified for or not elected hedge accounting treatment for these commodity contracts, and as a result, unrealized fair value adjustments and realized gains and losses are recorded in Other expense, net in the Consolidated Statements of Comprehensive Income.

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

The following table summarizes the fair value of the Company’s financial assets and (liabilities) as of December 31 (dollars in millions):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		TOTAL
	2013	2012	2013	2012	2013	2012
Cash and cash equivalents	$184.7	$80.2	$—	$—	$184.7	$80.2
Available-for-sale securities	8.2	6.1	—	—	8.2	6.1
Rabbi trust assets	1.3	0.2	—	—	1.3	0.2
Deferred compensation obligation	(1.3)	(0.2)	—	—	(1.3)	(0.2)
Derivative assets	—	—	1.6	0.2	1.6	0.2
Derivative liabilities	—	—	(21.4)	(52.9)	(21.4)	(52.9)

Total	$192.9	$86.3	$(19.8)	$(52.7)	$173.1	$33.6

Of the available Cash and cash equivalents, approximately $179.7 million and $75.2 million was deposited in operating accounts while approximately $5.0 million and $5.0 million was invested in U.S. government backed securities as of December 31, 2013 and December 31, 2012, respectively.

NOTE 7.	DEBT

Long-term debt and maturities are as follows (dollars in millions):

	December 31, 2013	December 31, 2012
Long-term debt:
Senior Secured Credit Facility Term B-1 Loan, variable, due 2014	$—	$411.4
Senior Secured Credit Facility Term B-2 Loan, variable, due 2017	423.5	793.1
Senior Secured Credit Facility Term B-3 Loan, variable, due 2019	1,783.5	1,145.0
Senior Cash Pay Notes, fixed 7.125%, due 2019	471.3	471.3

Total long-term debt	2,678.3	2,820.8
Less: current maturities of long-term debt	17.9	19.5

Total long-term debt less current portion	$2,660.4	$2,801.3

Principal payments required on long-term debt during the next five years are $17.9 million in 2014, $17.9 million in 2015, $17.9 million in 2016, $441.4 million in 2017 and $17.9 million in 2018.

As of December 31, 2013, the Company had $423.5 million of indebtedness associated with ATI’s Senior Secured Credit Facility Term B-2 Loan due 2017 (“Term B-2 Loan”) and $1,783.5 million of indebtedness associated with ATI’s Senior Secured Credit Facility Term B-3 Loan due 2019 (“Term B-3 Loan”) (together the Term B-2 Loan, Term B-3 Loan and revolving credit facility are defined as the “Senior Secured Credit Facility”). The Company also had indebtedness of $471.3 million of ATI’s 7.125% senior cash pay notes due May 2019 (“7.125% Senior Notes”).

The fair value of the Company’s long-term debt obligations as of December 31, 2013 was $2,724.3 million. The fair value is based on quoted Level 1 market prices of the Company’s debt as of December 31, 2013. It is not expected that the Company would be able to repurchase a significant amount of its debt at these levels. The difference between the fair value and carrying value of the long-term debt is driven primarily by trends in the financial markets.

Senior Secured Credit Facility

In 2007, ATI entered into a Senior Secured Credit Facility having a term loan in the amount of $3,100.0 million with a maturity date of August 2014. In November 2008, ATI entered into an amendment related to the Senior Secured Credit Facility that permits the Company to make discounted voluntary prepayments of the term loans in an aggregated amount not to exceed $750.0 million pursuant to a modified Dutch auction. As part of the May 2011 amendment to the Senior Secured Credit Facility, described in more detail below, the amount available for discounted voluntary prepayments of the term loan pursuant to a modified Dutch auction was reset to $750.0 million. This provision is available to the Company for so long as the Senior Secured Credit Facility is outstanding. For the years ended December 31, 2013, 2012 and 2011, the Company has not made any repurchases of our term loan under these amendments.

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

In February 2013, ATI entered into an amendment with the term loan lenders under its Senior Secured Credit Facility to refinance $793.1 million of term loan debt and decrease the applicable margin for such term loans at the Company’s option to either (a) 3.00% over the LIBOR or (b) 2.00% over the greater of the prime lending rate provided by the British Banking Association or the federal funds effective rate published by the Federal Reserve Bank of New York plus 0.50%. In February 2013, ATI also entered into an additional amendment with the term loan lenders under its Senior Secured Credit Facility to extend the maturity of $411.4 million of term loan debt from August 2014 to August 2017 and to increase the applicable margin at the Company’s option to either (a) 3.00% over the LIBOR or (b) 2.00% over the greater of the prime lending rate provided by the British Banking Association or the federal funds effective rate published by the Federal Reserve Bank of New York plus 0.50%. The February 2013 amendments were treated as a modification of debt under GAAP, and the Company expensed $1.0 million of deferred financing fees and recorded $1.6 million of new deferred financing fees in the consolidated financial statements.

In August 2013, ATI entered into an amendment with the term loan lenders under its Senior Secured Credit Facility to refinance $1,139.3 million of term loan debt and decrease the applicable margin for such term loans at the Company’s option to either (a) 2.75% or 2.50%, subject to the Company’s total leverage ratio, over the LIBOR (which may not be less than 1.00%) or (b) 1.75% or 1.50%, subject to the Company’s total leverage ratio, over the greater of the prime lending rate provided by the British Banking Association or the federal funds effective rate published by the Federal Reserve Bank of New York plus 0.50% (which may not be less than 2.00%). The amendment was treated as a modification of debt under GAAP, and thus the Company expensed $2.1 million of deferred financing fees and recorded $1.0 million of new deferred financing fees in the consolidated financial statements.

In December 2013, ATI entered into an amendment with the term loan lenders under its Senior Secured Credit Facility to extend the maturity of $650.0 million of term loan debt from August 2017 to August 2019 and to reduce the applicable margin at the Company’s option to either (a) 2.75% or 2.50%, subject to the Company’s total leverage ratio, over the LIBOR (which may not be less than 1.00%) or (b) 1.75% or 1.50%, subject to the Company’s total leverage ratio, over the greater of the prime lending rate provided by the British Banking Association or the federal funds effective rate published by the Federal Reserve Bank of New York plus 0.50% (which may not be less than 2.00%). The amendment also extended the maturity of the revolving credit facility to January 2019, increased the borrowing capacity to $410.0 million, reduced the interest rate spread to either 2.25%, 2.00% or 1.75% on LIBOR loans or 1.25%, 1.00% or 0.75% on Base Rate loans, subject to the Company’s total leverage ratio, reduced the commitment fee to either 0.375% or 0.25%, subject to the Company’s total leverage ratio, and increased the letters of credit sublimit to $75.0 million. Lastly, the amendment changed the requirement of the maximum total senior secured leverage ratio, so that it is only applicable to the revolving portion of the Senior Secured Credit Facility and is tested only when revolving commitments (including letters of credit) remain outstanding at the end of any fiscal quarter. The amendment to the term loans was treated as a modification of debt under GAAP, and thus the Company expensed $0.5 million of deferred financing fees and recorded $10.1 million of new deferred financing fees in the consolidated financial statements. The amendment to the revolving portion of the Senior Secured Credit Facility was treated as a modification of debt under GAAP, and thus the Company expensed $0.4 million of deferred financing fees and recorded $2.1 million of new deferred financing fees in the consolidated financial statements.

The Senior Secured Credit Facility is collateralized by a lien on substantially all assets of the Company including all of ATI’s capital stock and all of the capital stock or other equity interest held by the Company, ATI and each of the Company’s existing and future U.S. subsidiary guarantors (subject to certain limitations for equity interests of foreign subsidiaries and other exceptions set forth in the terms of the Senior Secured Credit Facility). Interest on the Term B-2 Loan, as of December 31, 2013, is equal to the LIBOR plus 3.00% and interest on the Term B-3 Loan, as of December 31, 2013, is equal to the LIBOR (which may not be less than 1.00%) plus 2.75% based on the Company’s total leverage ratio. As of December 31, 2013, these rates were approximately 3.17% and 3.75% on the Term B-2 Loan and Term B-3 Loan, respectively, and the weighted average rate on the Senior Secured Credit Facility was approximately 3.64%. The Senior Secured Credit Facility requires minimum quarterly principal payments on the Term B-2 Loan and Term B-3 Loan as well as prepayments from certain net cash proceeds of non-ordinary course asset sales and casualty and condemnation events and from a percentage of excess cash flow, if applicable. Due to voluntary prepayments, the Company has fulfilled all Term B-2 Loan required quarterly payments through its maturity date of 2017. The minimum required quarterly principal payment on the Term B-3 Loan is $4.5 million and remains through its maturity date of 2019. As of December 31, 2013, there had been no payments required for certain net cash proceeds of non-ordinary course asset sales and casualty and condemnation events. The remaining principal balance on each loan is due upon maturity.

In accordance with the Senior Secured Credit Facility, net cash proceeds of non-ordinary course asset sales and casualty and condemnation events will only be required to prepay the term loan if the Company does not reinvest or commit to reinvest such net cash proceeds in assets to be used in its business or to make certain other permitted investments within 15 months of the related transactions or events, subject to certain limitations. The Company must apply 50% of its annual excess cash flow (as defined in the Senior Secured Credit Facility) to the prepayment of the Senior Secured Credit Facility, however this percentage reduces to certain levels and eventually to zero upon achievement of certain total senior secured leverage ratios. For the year ended December 31, 2013, the Company was not required to make an excess cash flow payment.

The Senior Secured Credit Facility also provides for $410.0 million in revolving credit borrowings, net of an allowance for up to $75.0 million in outstanding letter of credit commitments. Throughout the year ended December 31, 2013, the Company made periodic withdrawals and payments on the revolving credit facility as part of its debt management plans. The maximum amount outstanding at any time during the year on the revolving credit facility was $20.0 million, and all balances were repaid within the quarter they were borrowed. As of December 31, 2013, the Company had $395.0 million available under the revolving credit facility, net of $15.0 million in letters of credit. Revolving credit borrowings bear interest at a variable base rate plus an applicable margin based on the Company’s total senior secured leverage ratio. As of December 31, 2013, this rate would have been between approximately 2.44% and 4.50%. In addition, there is an annual commitment fee, based on the Company’s total senior secured leverage ratio, which as of December 31, 2013, was equal to 0.375% of the average unused revolving credit borrowings available under the Senior Secured Credit Facility. Revolving credit borrowings are payable at the option of the Company throughout the term of the Senior Secured Credit Facility with the balance due in January 2019.

The revolving portion of the Senior Secured Credit Facility requires the Company to maintain a specified maximum total senior secured leverage ratio of 5.50x when revolving commitments (including letters of credit) remain outstanding at the end of a fiscal quarter. As of December 31, 2013, the Company was in compliance with the maximum total senior secured leverage ratio, achieving a 3.23x ratio. Within the terms of the Senior Secured Credit Facility, a senior secured leverage ratio at or below 3.50x also results in the elimination of excess cash flow payments on the Senior Secured Credit Facility for the applicable year. Additionally, the Senior Secured Credit Facility provides certain financial incentives based on our total leverage ratio. A total leverage ratio at or below 4.00x results in a 25 basis point reduction to the applicable margin on the revolving credit facility, and a total leverage ratio at or below 3.50x results in a 12.5 basis point reduction to the revolving credit facility commitment fee and an additional 25 basis point reduction to the applicable margin on the revolving credit facility. A total leverage ratio at or below 3.25x results in a 25 basis point reduction to the applicable margin on our Term B-3 Loan. These reductions would remain in effect as long as the Company achieves a total leverage ratio at or below the related threshold. As of December 31, 2013, the total leverage ratio was 3.98x.

In addition, the Senior Secured Credit Facility, among other things, includes customary restrictions (subject to certain exceptions) on the Company’s ability to incur certain indebtedness, grant certain liens, make certain investments or declare or pay certain dividends. As of December 31, 2013, the Company is in compliance with all covenants under the Senior Secured Credit Facility.

Senior Notes

In May 2011, the Company completed an offering of $500.0 million of the 7.125% Senior Notes. The Company may from time to time seek to retire the 7.125% Senior Notes through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, contractual redemptions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. Prior to May 15, 2015, the Company may redeem some or all of the 7.125% Senior Notes by paying the applicable “make-whole” premium. At any time on or after May 15, 2015, the Company may redeem some or all of the 7.125% Senior Notes at specified redemption prices in the governing indenture. For the years ended December 31, 2013, 2012 and 2011 the Company repurchased $0.0 million, $0.0 million and $28.7 million (at face value) of its 7.125% Senior Notes, respectively. The repurchases resulted in a net gain (the discount between the purchase price of the notes and the face value of such notes) of $0.0 million, $0.0 million, and $1.3 million for the years ended December 31, 2013, 2012 and 2011, respectively, net of deferred financing fees written off.

The 7.125% Senior Notes are unsecured and guaranteed by the subsidiaries that guarantee the Senior Secured Credit Facility and will be unconditionally guaranteed, jointly and severally, by any future domestic subsidiaries that guarantee the Senior Secured Credit Facility.

The indenture governing the 7.125% Senior Notes contains negative covenants restricting or limiting the Company’s ability to, among other things: incur or guarantee additional indebtedness, incur liens, pay dividends on, redeem or repurchase the Company’s capital stock, make certain investments, permit payment or dividend restrictions on certain of the Company’s subsidiaries, sell assets, engage in certain transactions with affiliates, and consolidate or merge or sell all or substantially all of the Company’s assets. Certain of these covenants would be suspended if the 7.125% Senior Notes were to reach investment grade.

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

Interest Rate

The Company is subject to interest rate risk related to the Senior Secured Credit Facility and enters into interest rate swap contracts that are based on the LIBOR to manage a portion of this exposure. The Company has not elected hedge accounting treatment for these derivatives, and as a result, fair value adjustments are charged directly to Interest expense in the Consolidated Statements of Comprehensive Income. A summary of the Company’s interest rate derivatives as of December 31, 2013 and December 31, 2012 follows (dollars in millions):

	December 31, 2013		December 31, 2012
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest Rate Swap D, due 2013	$—	$—	$125.0	$(2.8)
Interest Rate Swap E, due 2013	—	—	150.0	(2.3)
Interest Rate Swap F, due 2013	—	—	75.0	(1.1)
Interest Rate Swap G, due 2013	—	—	75.0	(1.2)
Interest Rate Swap H, due 2014	350.0	(7.2)	350.0	(19.0)
Interest Rate Swap I, due 2014	350.0	(7.2)	350.0	(19.2)
Interest Rate Swap J, due 2014	125.0	(2.0)	125.0	(3.3)
Interest Rate Swap K, due 2014	125.0	(2.0)	125.0	(3.4)
Interest Rate Swap L, due 2019	75.0	(0.4)	—	—
Interest Rate Swap M, due 2019	100.0	(0.4)	—	—
Interest Rate Swap N, due 2019	75.0	(0.2)	—	—
Interest Rate Swap O, due 2019	75.0	0.2	—	—
Interest Rate Swap P, due 2019	75.0	0.4	—	—
Interest Rate Swap Q, due 2019	50.0	0.4	—	—
Interest Rate Swap R, due 2019	50.0	0.4	—	—

	$1,450.0	$(18.0)	$1,375.0	$(52.3)

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

In September 2013, the Company entered into two new interest rate swaps to hedge its variable interest rate exposure on the Senior Secured Credit Facility. Interest Rate Swap N has a notional amount of $75.0 million and is effective from August 2016 to August 2019 at an all-in fixed rate of 3.37% and a LIBOR floor of 1.00% with no independent collateral requirement. Interest Rate Swap O has a notional amount of $75.0 million and is effective from August 2016 to August 2019 at an all-in fixed rate of 3.17% and a LIBOR floor of 1.00% with no independent collateral requirement.

In October 2013, the Company entered into three new interest rate swaps to hedge its variable interest rate exposure on the Senior Secured Credit Facility. Interest Rate Swap P has a notional amount of $75.0 million and is effective from August 2016 to August 2019 at an all-in fixed rate of 3.08% and a LIBOR floor of 1.00% with no independent collateral requirement. Interest Rate Swap Q has a notional amount of $50.0 million and is effective from August 2016 to August 2019 at an all-in fixed rate of 2.99% and a LIBOR floor of 1.00% with no independent collateral requirement. Interest Rate Swap R has a notional amount of $50.0 million and is effective from August 2016 to August 2019 at an all-in fixed rate of 2.98% and a LIBOR floor of 1.00% with no independent collateral requirement.

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

As of December 31, 2013 and 2012, the Company had recorded cash collateral of $1.7 million and $3.0 million, respectively, in Other current assets in the Consolidated Balance Sheets, as the balances are subject to frequent change. The Company has also posted $5.0 million of collateral in the form of letters of credit.

Currency Exchange

The Company’s business is subject to foreign exchange rate risk. As a result, the Company enters into various forward rate contracts that qualify as derivatives under the authoritative accounting guidance to manage certain of these exposures. Forward contracts are used to hedge forecasted transactions and known exposure of payables denominated in a foreign currency. The Company generally has not elected to apply hedge accounting under the authoritative accounting guidance and recorded the unrealized fair value adjustments and realized gains and losses associated with these contracts in Other expense, net in the Consolidated Statements of Comprehensive Income during the period of change.

The following table summarizes the outstanding foreign currency forward contracts as of December 31, 2013 and 2012 (amounts in millions):

	December 31, 2013		December 31, 2012
	Notional Amount	Fair Value	Notional Amount	Fair Value
Japanese Yen (JPY)	¥600.0	$(0.3)	¥675.0	$(0.2)

		$(0.3)		$(0.2)

Commodity

The Company’s business is subject to commodity price risk, principally with component suppliers. As a result, the Company entered into various commodity swap contracts that qualified as derivatives under the authoritative accounting guidance to manage certain of these exposures. Swap contracts were used to hedge forecasted transactions either of the commodity or of components containing the commodity. The Company has not qualified for hedge accounting treatment for these commodity contracts, and as a result, unrealized fair value adjustments and realized gains and losses associated with these contracts were charged directly to Other expense, net in the Consolidated Statements of Comprehensive Income during the period of change.

The following table summarizes the outstanding commodity swaps as of December 31, 2013 and December 31, 2012 (dollars in millions):

	December 31, 2013			December 31, 2012
	Notional Amount	Quantity	Fair Value	Notional Amount	Quantity	Fair Value
Aluminum	$23.8	11,875 metric tons	$(1.6)	$19.4	9,050 metric tons	$(0.1)
Steel	N/A	N/A	—	$0.2	340 metric tons	(0.1)
Natural Gas	$0.3	90,000 MMBtu	0.0	$0.3	80,000 MMBtu	0.0

			$(1.6)			$(0.2)

The following tabular disclosures further describe the Company’s derivative instruments and their impact on the financial condition of the Company (dollars in millions):

	December 31, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Foreign currency contracts	Other current liabilities	$(0.3)	Other current liabilities	$(0.2)
Commodity contracts	Other current and non-current assets	0.1	Other current and non-current assets	0.2
	Other current and non-current liabilities	(1.7)	Other current and non-current liabilities	(0.4)
Interest rate contracts	Other non- current assets	1.5
	Other current and non-current liabilities	(19.5)	Other current and non-current liabilities	(52.3)

Total derivatives not designated as hedging instruments		$(19.9)		$(52.7)

The fair values of the derivatives were recorded between Other current and non-current assets and Other current and non-current liabilities as appropriate in the Consolidated Balance Sheets. As of December 31, 2013, the amount recorded to Other current liabilities for foreign currency contracts was ($0.3) million. The amounts recorded to Other current and non-current assets for commodity contracts were $0.1 million and $0.0 million, respectively. The amounts recorded to Other current and non-current liabilities for commodity contracts were ($1.5) million and ($0.2) million, respectively. The amount recorded to Other non-current assets for interest rate contracts was $1.5 million. The amounts recorded to Other current and non-current liabilities for interest rate contracts were ($18.5) million and ($1.0) million, respectively.

As of December 31, 2012, the amount recorded to Other current liabilities for foreign currency contracts was ($0.2) million. The amounts recorded to Other current and non-current assets for commodity were $0.1 million and $0.1 million, respectively. The amounts recorded to Other current and non-current liabilities for commodity contracts were ($0.3) million and ($0.1) million, respectively. The amounts recorded to Other current and non-current liabilities for interest rate contracts were ($31.2) million and ($21.1) million, respectively.

The impact on the Company’s Consolidated Statements of Comprehensive Income related to foreign currency and commodity contracts can be found in NOTE 11, and the following tabular disclosure describes the location and impact on the Company’s results of operations related to unrealized gain (loss) on interest rate derivatives (dollars in millions):

	December 31, 2013	December 31, 2012	December 31, 2011
Location of impact on results of operations
Interest expense	$34.3	$25.5	$(7.0)

NOTE 9.	PRODUCT WARRANTY LIABILITIES

Product warranty liability activities consist of the following (dollars in millions):

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Beginning balance	$109.7	$115.4	$128.5
Payments	(38.7)	(47.3)	(35.5)
Increase in liability (warranties issued during period)	28.4	25.5	26.5
Net adjustments to liability	(9.6)	15.3	(5.1)
Accretion (for Predecessor liabilities)	0.7	0.8	1.0

Ending balance	$90.5	$109.7	$115.4

As of December 31, 2013, the current and non-current liabilities were $37.4 million and $53.1 million, respectively. As of December 31, 2012 the current and non-current liabilities were $36.2 million and $73.5 million, respectively.

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

During 2013, the Company completed an analysis of its Dual Power Inverter Module (“DPIM”) extended coverage program and determined, based on current claims, that the product warranty liability should be reduced by $8.2 million. This resulted in a $5.8 million reduction in the GM DPIM receivable and a $2.4 million favorable adjustment to the Consolidated Statements of Comprehensive Income. As of December 31, 2013 and 2012, the DPIM liability was $44.6 million and $52.8 million with an associated receivable from GM of $25.8 million and $31.6 million, respectively. Through December 31, 2013, the Company had paid approximately $25.5 million in DPIM claims and received approximately $9.1 million in reimbursement from GM. The Company will continue to review the total DPIM liability and GM receivable for any changes in estimates as data becomes available.

During 2012, the Company reviewed its DPIM extended coverage program and determined, based on current claims, that the product liability should be reduced by $7.9 million. This resulted in a $7.3 million reduction in the GM DPIM receivable and a $0.6 million favorable adjustment to the Consolidated Statements of Comprehensive Income. As part of the analysis, it was also determined that design issues related to the early introduction of the replacement DPIM unit resulted in a $10.0 million increase to the product warranty liability. As the replacement DPIM unit is the responsibility of the Company and not covered by the Asset Purchase Agreement, the Company recorded a $10.0 million charge to the Consolidated Statements of Comprehensive Income.

During 2011, the Company reviewed its DPIM costs associated with the extended coverage resulting in no change to the DPIM liability and no change to the associated GM receivable.

The remaining adjustments to the total liability in 2013, 2012 and 2011 were the result of general changes in estimates for various products as additional claims data and field information became available.

NOTE 10.	DEFERRED REVENUE

As of December 31, 2013, the current and non-current liabilities related to deferred revenue were $29.2 million and $43.2 million, respectively. As of December 31, 2012, the current and non-current liabilities related to deferred revenue were $21.6 million and $42.6 million, respectively.

Deferred revenue for ETC activity (dollars in millions):

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Beginning balance	$63.5	$60.5	$56.2
Increases	21.1	22.9	19.6
Revenue earned	(21.0)	(19.9)	(15.3)

Ending balance	$63.6	$63.5	$60.5

Deferred revenue recorded in current liabilities related to unearned net sales for defense contracts for the years ended December 31, 2013, 2012 and 2011 was approximately $8.8 million, $0.7 million and $0.2 million, respectively. During 2013, the Company recorded deferred revenue for payments received from the U.S. government for certain tracked transmissions that were not shipped at the request of the U.S. government.

NOTE 11.	OTHER EXPENSE, NET

Other expense, net consists of the following (dollars in millions):

	Year ended December 31,
	2013	2012	2011
Grant Program income	$5.2	$11.5	$15.6
Impairment loss on investments in technology-related initiatives	(5.0)	(14.4)	—
Realized (loss) gain on derivative contracts (see NOTE 8)	(2.8)	(1.3)	5.2
Loss on foreign exchange	(2.4)	(2.6)	(6.7)
Loss on intercompany foreign exchange	(2.3)	—	—
Public offering fees and expenses	(1.6)	(6.1)	—
Unrealized (loss) gain on derivative contracts (see NOTE 8)	(1.5)	0.9	(6.8)
Loss on repayments and redemptions of long-term debt (see NOTE 7)	(0.8)	(22.1)	(16.0)
Termination of Sponsor services agreement (see NOTE 19)	—	(16.0)	—
Loss on re-measurement of employee benefit plans (see NOTE 13)	—	(2.3)	—
Vendor settlement	—	—	3.7
Gain on sale of land	—	—	0.7
Other	0.3	(0.4)	0.1

Total	$(10.9)	$(52.8)	$(4.2)

During the second quarter of 2013, the Company filed a shelf registration statement on Form S-3 for its common stock. During the third quarter of 2013, the Company completed an underwritten secondary public offering of 23,805,000 shares of its common stock held by investment funds affiliated with the Sponsors at a public offering price, less underwriting discounts and commissions, of $21.175 per share. In connection with the offering, the Company repurchased from the underwriters 4,700,000 shares of the 23,805,000 shares at the price paid by the underwriters and subsequently retired those shares. During the fourth quarter of 2013, the Company completed two secondary public offerings of 15,000,000 shares and 12,500,000 shares, respectively, of its common stock held by investment funds affiliated with the Sponsors at a public offering price, less underwriting discounts and commissions, of $23.10 and $25.56, respectively, per share. The Company received no proceeds from any of these sales. For the years ended December 31, 2013, 2012, and 2011, the Company incurred $1.6 million, $6.1 million and $0.0 million, respectively, of expenses related to public offerings.

In each of the first quarter and fourth quarter of 2013, the Company made $2.5 million investments as part of an agreement signed in 2012 to expand our position in transmission technologies. Due to various uncertainties surrounding the investments including, but not limited to, the startup nature of the underlying business, its continued negative cash flow, undercapitalization and unproven business plan, the Company has impaired the investments to zero as of December 31, 2013. The related charge of $5.0 million was recorded in Other expense, net in the Consolidated Statements of Comprehensive Income for the year ended December 31, 2013.

In 2009, the Company was notified by the U.S. Department of Energy that it was selected to receive matching funds from a grant program funded by the American Recovery and Reinvestment Act for the development of Hybrid manufacturing capacity in the U.S. (the “Grant Program”). All applicable costs associated with the Grant Program have been charged to Engineering — research and development while the Government’s matching reimbursement is recorded to Other expense, net in the Consolidated Statements of Comprehensive Income. Since inception of the Grant Program, the Company has recorded $46.0 million of Grant Program income to Other expense, net in the Consolidated Statements of Comprehensive Income.

For the years ended December 31, 2013, 2012 and 2011, the Company recorded $3.9 million, $3.2 million and $4.9 million, respectively, as a reduction of the basis of capital assets purchased under the Grant Program. Under the Grant Program, the Company has acquired approximately $7.1 million of assets of which $7.1 million have been placed in service, resulting in related depreciation of $0.2 million, $0.1 million and $0.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

NOTE 12.	OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (dollars in millions):

	As of December 31, 2013	As of December 31, 2012
Payroll and related costs	$37.6	$47.5
Sales allowances	26.9	27.0
Derivative liabilities	20.2	34.6
Accrued interest payable	11.2	14.2
Defense price reduction reserve	26.8	12.0
Taxes payable	8.6	6.9
Vendor buyback obligation	11.8	13.9
Other accruals	9.2	11.3

Total	$152.3	$167.4

NOTE 13.	EMPLOYEE BENEFIT PLANS

The Company’s hourly defined benefit pension plan generally provides benefits of negotiated, stated amounts for each year of service as well as significant supplemental benefits for employees who retire with 30 years of service before normal retirement age. For all hourly employees hired after May 18, 2008, the defined benefit pension plan was replaced with a defined contribution pension plan, and the company-sponsored retiree healthcare was also eliminated for those hired after May 18, 2008. The charge to expense for the hourly defined contribution pension plan was $1.0 million, $0.9 million and $0.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

In accordance with the Asset Purchase Agreement, the Company’s hourly employees who retired prior to October 2, 2011 (the “Cutoff Date”) will have their pension and OPEB paid by GM. The Company was required, pursuant to the Asset Purchase Agreement, to transfer pension assets to GM’s pension plan to cover the Company’s portion of its pension liability related to the employees who retired prior to the Cutoff Date. During the second quarter of 2012, the Company completed the transfer of its pension obligation for certain qualified hourly employees to GM’s pension plan. The transfer required a re-measurement of the hourly defined benefit pension plan resulting in a one-time non-cash settlement charge of $2.3 million recorded in Other expense, net in the Consolidated Statements of Comprehensive Income and a $4.2 million reduction to the Company’s pension liability with corresponding adjustments to AOCL, net of tax. The employees who retired prior to the Cutoff Date are the responsibility of GM and will have their OPEB paid by GM. This resulted in a $17.9 million gain to the Company’s 2011 actuarial valuation. Employees that retire subsequent to the Cutoff Date will have their Allison pension and OPEB paid by the Company and their GM pension benefit paid by GM.

The Company’s salaried defined benefit plan covering salaried employees with a service date prior to January 1, 2001 is generally based on years of service and compensation history. The salaried defined contribution retirement savings plan requires the Company to match employee contributions up to certain predefined limits based upon eligible base salary. In addition to the matching contribution, the Company is required to make a contribution equal to 1% of eligible base salary for salaried employees with a service date on or after January 1, 1993 to cover certain benefits in retirement that are different from salaried employees with a service date prior to January 1, 1993. In addition, for salaried employees with a service date on or after January 1, 2001, the Company is required to contribute to its defined contribution retirement savings plan an amount equal to 4% of eligible base salary under the program. The charge to expense for the salaried defined contribution retirement savings plan was $5.4 million, $5.1 million and $4.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company is also responsible for OPEB costs (medical, dental, vision, and life insurance) for hourly employees hired prior to May 19, 2008. Post-retirement benefit costs consist of service cost, interest cost on accrued obligations and the expected return on assets (calculated using a smoothed market value of assets). Any difference between actual and expected returns on assets during a year and actuarial gains and losses on liabilities together with any prior service costs are charged (or credited) to income over the average remaining service lives of employees. The benefit cost components shown in the Consolidated Statements of Comprehensive Income are based upon certain data specific to the Company, actuarial assumptions that were used for OPEB accounting disclosures, and certain allocation methodologies such as population demographics. The plan is unfunded and any future payments will be funded by the Company’s operating cash flows. As of December 31, 2013 and 2012, the Company had an estimated OPEB liability for hourly employees hired prior to May 19, 2008, excluding those employees eligible to retire at the time of the Acquisition Transaction, of $120.7 million and $142.6 million, respectively.

As part of the Health Care Reform Act enacted in 2010, the Company has evaluated the impact on “High-cost Health Plans” in which employers offering health plan coverage exceeding certain thresholds must pay an excise tax equal to 40% of the value of the plan that exceeds the threshold amount. Although the excise tax does not come into effect until 2018, the Company has recorded $3.6 million in its OPEB liability as of December 31, 2013 with a corresponding adjustment to AOCL, net of tax.

The Company provides contributions to certain international benefit plans; however, these contributions are not material for periods presented.

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

Information about the net periodic benefit cost and other changes recognized in Accumulated Other Comprehensive Loss for the pension and post-retirement benefit plans is as follows (dollars in millions):

	Pension Plans			Post-retirement Benefits
	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Net Periodic Benefit Cost:
Service cost	$16.3	$15.2	$14.7	$3.3	$3.9	$3.7
Interest cost	4.0	4.1	3.9	5.8	7.2	7.1
Expected return on assets	(6.7)	(5.9)	(4.2)	—	—	—
Prior service cost	0.1	0.1	0.1	(3.6)	—	—
Loss	0.7	1.2	1.0	—	—	—
Settlement loss	—	2.3	—	—	—	—

Net Periodic Benefit Cost	$14.4	$17.0	$15.5	$5.5	$11.1	$10.8

	Pension Plans			Post-retirement Benefits
	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Other changes recognized in other comprehensive (income) loss:
Prior service credit	$—	$—	$(0.1)	$—	$(28.9)	$—
Net (gain) loss	(18.4)	(2.1)	7.7	(30.7)	3.8	18.9
Amortizations	(0.8)	(3.6)	(1.1)	3.6	—	—

Total recognized – other comprehensive (income) loss	$(19.2)	$(5.7)	$6.5	$(27.1)	$(25.1)	$18.9

The table below provides the weighted-average actuarial assumptions used to determine the net periodic benefit cost.

	Pension Plans			Post-retirement Benefits
	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Discount rate	3.90%	4.60%	5.60%	4.10%	4.60%	5.60%
Rate of compensation increase (salaried)	3.00%	4.00%	4.00%	N/A	N/A	N/A
Expected return on assets	7.00%	7.00%	7.00%	N/A	N/A	N/A

The table below provides the weighted-average actuarial assumptions used to determine the benefit obligations of the Company’s plans.

	Pension Plans		Post-retirement Benefits
	As of December 31,
	2013	2012	2013	2012
Discount rate	4.80%	3.90%	4.90%	4.10%
Rate of compensation increase (salaried)	3.00%	3.00%	N/A	N/A

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

The discount rate is used to determine the present value of the Company’s benefit obligations. The Company’s discount rate is determined by matching the plans projected cash flows to a yield curve based on long-term, fixed income debt instruments available as of the measurement date of December 31, 2013.

The overall expected rate of return on plan assets is based upon historical and expected future returns consistent with the expected benefit duration of the plan for each asset group adjusted for investment and administrative fees.

Health care cost trends are used to project future post-retirement benefits payable from the Company’s plans. For the Company’s December 31, 2013 obligations, future post-retirement medical care costs were forecasted assuming an initial annual increase of 6.70%, decreasing to 4.50% by the year 2027. Future post-retirement prescription drug costs were forecasted assuming an initial annual increase of 6.00%, decreasing to 4.50% by the year 2027.

As health care costs trends have a significant effect on the amounts reported, the following effects of an increase and decrease of one-percentage-point would have the following effects in the year ended December 31, 2013 (dollars in millions):

	1% Increase	1% Decrease
Effect on total of service and interest cost	$2.1	$(1.6)
Effect on post-retirement benefit obligation	$23.0	$(18.2)

The following table provides a reconciliation of the changes in the net benefit obligations and fair value of plan assets for the years ended December 31, 2013, 2012 and 2011 (dollars in millions):

	Pension Plans			Post-retirement Benefits
	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Benefit Obligations:
Net benefit obligation at beginning of year	$103.3	$99.7	$71.4	$142.6	$156.6	$127.0
Service cost	16.3	15.2	14.7	3.3	3.9	3.7
Interest cost	4.0	4.1	4.0	5.8	7.2	7.1
Plan Amendments	—	—	—	—	(28.9)	—
Settlements	—	(18.8)	—	—	—	—
Benefits paid	(0.8)	(0.4)	(0.3)	(0.3)	—	—
Actuarial (gain) loss	(16.9)	3.5	9.9	(30.7)	3.8	18.8

Net benefit obligation at end of year	$105.9	$103.3	$99.7	$120.7	$142.6	$156.6

Fair Value of Plan Assets:
Fair value of plan assets at beginning of year	$89.4	$83.4	$54.9	$—	$—	$—
Actual return on plan assets	8.2	11.5	6.6	—	—	—
Employer contributions	11.8	13.7	22.2	0.3	—	—
Settlements	—	(18.8)	—	—	—	—
Benefits paid	(0.8)	(0.4)	(0.3)	(0.3)	—	—

Fair value of plan assets at end of year	$108.6	$89.4	$83.4	$—	$—	$—

Net Funded Status	$2.7	$(13.9)	$(16.3)	$(120.7)	$(142.6)	$(156.6)

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

The fair values of plan assets for the Company’s pension plans as of December 31, 2013 and 2012 are as follows (dollars in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)
	2013		2012
Asset Category	Fair Value	%	Fair Value	%
Cash and cash equivalents	$3.6	3%	$3.6	4%
Diversified equity securities	51.5	48	41.1	46
Diversified debt securities	53.5	49	44.7	50

Total	$108.6	100%	$89.4	100%

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

	Target
Asset Category	Hourly	Salary
Cash and cash equivalents	3%	3%
Diversified equity securities	42	51
Diversified debt securities	55	46

Total	100%	100%

Through 2013, the Company’s investment committee has continued to evaluate the investments and take steps toward the established targets.

The following table discloses the amounts recognized in the balance sheet and in AOCL at December 31, 2013 and 2012, on a pre-tax basis (dollars in millions):

	Pension Plans		Post-retirement Benefits
	As of December 31,
	2013	2012	2013	2012
Amounts Recognized in Balance Sheet:
Noncurrent assets	$7.4	$—	$—	$—
Current liabilities	—	—	(1.4)	(1.2)
Noncurrent liabilities	(4.7)	(13.9)	(119.3)	(141.4)

Total asset (liability)	$2.7	$(13.9)	$(120.7)	$(142.6)

Accumulated Other Comprehensive Loss:
Prior service (cost) credit	$(0.2)	$(0.3)	$25.4	$28.9
Actuarial gain (loss)	2.7	(16.4)	17.1	(13.5)

Total	$2.5	$(16.7)	$42.5	$15.4

The amounts in AOCL expected to be amortized and recognized as a component of net periodic benefit cost in 2014 are as follows (dollars in millions):

	2014
	Pension Plans	Post-retirement Benefits
Prior service (cost) credit	$(0.1)	$3.6
Actuarial loss	—	0.8

Total	$(0.1)	$4.4

The accumulated benefit obligation for the Company’s pension plans as of December 31, 2013 and 2012 was $103.1 million and $100.0 million, respectively.

As of December 31, 2013 and 2012, the projected benefit obligation, the accumulated benefit obligation, and the fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets and for pension plans with an accumulated benefit obligation in excess of plan assets were as follows (dollars in millions):

	Hourly Plan			Salary Plan
	As of December 31,
	2013		2012	2013	2012
Plans with projected benefit obligation in excess of plan assets:
Projected benefit obligation	N/A	[1]	$51.9	$53.8	$51.4
Fair value of plan assets	N/A	[1]	$50.3	$49.1	$39.1
Plans with accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	N/A	[1]	$51.9	$50.9	$48.1
Fair value of plan assets	N/A	[1]	$50.3	$49.1	$39.1

[1]	As of December 31, 2013, the hourly defined benefit pension plan had plan assets greater than both the projected benefit obligation and accumulated benefit obligation.

Information about expected cash flows for the Company’s pension and post-retirement benefit plans is as follows (dollars in millions):

	Pension Plans	Post-retirement Benefits
Employer Contributions:
2014 expected contributions	$9.5	$1.4
Expected Benefit Payments:
2014	$2.3	$1.4
2015	3.2	2.3
2016	4.2	3.2
2017	5.0	4.1
2018	5.8	5.1
2019-2023	38.9	34.2

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

In June 2012, the Company established a non-qualified deferred compensation plan (“Deferred Compensation Plan”) for a select group of management. Under the terms of the plan, the Company has utilized a rabbi trust to accumulate assets to fund its promise to pay benefits under the Deferred Compensation Plan. The rabbi trust is an irrevocable trust, which restricts any use of funds (operational or otherwise) by the Company other than to pay benefits under the Deferred Compensation Plan, and prevents immediate taxation of contributed amounts. Funds are accumulated through both employee deferrals and a company match. Funds can be invested by the employee into a diversified group of investment options, which have been selected by the Company’s investment committee, that are all categorized as Level 1 in the fair value hierarchy. The company match resulted in a charge of $0.3 million, $0.1 million, and $0.0 million to the Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, respectively, and the fair value of the rabbi trust plan assets and deferred compensation obligation was $1.3 million and $0.2 million as of December 31, 2013 and 2012, respectively.

NOTE 14.	STOCK-BASED COMPENSATION

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

Restricted Stock Units

RSUs were issued to certain employees in 2012 and 2013 and certain directors in 2013 under the 2011 Plan at fair market value at the date of grant. These awards entitle the holder to receive one common share for each RSU upon vesting, which generally occurs over either one, two or three years. A summary of RSU activity as of December 31, 2013 and 2012, and changes during the period then ended is presented below:

Non-vested Shares:	RSUs (in millions)	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2011	—	$—
Granted	1.0	20.20
Vested	—	—
Forfeited	—	—
Non-vested as of December 31, 2012	1.0	$20.20
Granted	0.2	23.31
Vested	(0.4)	20.23
Forfeited	—	—
Non-vested as of December 31, 2013	0.8	$20.90

As of December 31, 2013 and 2012, there was $10.4 million and $18.5 million, respectively, of unrecognized compensation cost related to non-vested RSU compensation arrangements granted under the 2011 Plan. This cost is expected to be recognized, on a straight line basis, over a period of approximately two years. RSU incentive compensation expense recorded was $12.0 million, $0.9 million and $0.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Pursuant to the share withholding provisions of the 2011 Plan, and the related RSU award agreement, certain employees, in lieu of paying withholding taxes on the vesting of RSUs, authorized the withholding of an aggregate of approximately 0.1 million shares of the Company’s common stock to satisfy their minimum statutory tax withholding requirements related to such vesting events during the second and third quarters of 2013. These shares were recorded as a reduction to equity at the New York Stock Exchange (“NYSE”) closing price per share on the applicable vesting dates of $23.08 and $22.75 per share, respectively, during the second and third quarter of 2013 for a total of approximately $3.6 million.

Stock Options

Stock options granted under the Prior Plan after the completion of the Acquisition Transaction and through March 2012, have a per share exercise price based on the fair market value of the Company at the date of grant. Stock options granted under the 2011 Plan have a per share exercise price based on the closing price of a share of the Company’s common stock as reported by the NYSE on the date of grant. All stock options expire 10 years after the grant date. The options vest upon the continued performance of services by the option holder over time, with either 20% or 33% of the award vesting on each anniversary of the grant date over three to five years for awards under the Prior Plan and 100% on December 15 of the year that is two years after the year of grant under the 2011 Plan. Upon termination of employment for reasons other than cause, retirement before the age of 65 with less than 90 points (calculated as age plus years of service), death or disability, the options shall cease to be exercisable ninety days following the date of the optionees’ termination of service. Upon termination of employment for cause, the options shall not be exercisable on the date of such termination. Upon termination of employment for retirement at or after the age of 65, the options shall cease to be exercisable three years following such date. Upon termination of employment for retirement before the age of 65 with 90 or more points, the options shall cease to be exercisable two years following such date. Upon termination of employment for death or disability, the options shall cease to be exercisable twelve months following such date.

In accordance with the FASB’s authoritative accounting guidance on stock compensation, each option grant is to be recorded at fair value. When options are granted, the Company used a Black-Scholes option pricing model to calculate the fair value of each option award using the assumptions noted in the following table:

	2013	2012	2011
Expected volatility	51%	N/A	101%
Expected dividend yield	1.2%	N/A	0.0%
Expected term (in years)	5.4	N/A	3.6
Expected forfeitures	0%	N/A	0%
Risk-free rate	1.6%	N/A	0.6% – 1.7%

Expected volatility is based on “the average volatilities of otherwise similar public entities” as defined by authoritative accounting guidance. The Company currently pays a $0.12 dividend per quarter. The expected term is derived from the average of the weighted vesting life and the contractual term. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company has assumed no forfeitures primarily because of a history of retaining senior executives.

A summary of option activity as of December 31, 2013, 2012 and 2011, and changes during the period then ended is presented below:

	Options (in millions)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding as of December 31, 2010	14.8	$13.42	5.94 years
Exercisable as of December 31, 2010	8.4	$13.38	5.84 years
Granted	0.1	$8.44
Exercised	—	—
Forfeited or expired	—	—
Outstanding as of December 31, 2011	14.9	$13.40	4.94 years
Exercisable as of December 31, 2011	11.5	$13.37	4.88 years
Granted	—	—
Exercised	(2.7)	—
Forfeited or expired	(0.3)	—
Outstanding as of December 31, 2012	11.9	$14.01	4.93 years
Exercisable as of December 31, 2012	11.8	$14.02	4.91 years
Granted	0.6	$23.39
Exercised	(3.8)	—
Forfeited or expired	—	—
Outstanding as of December 31, 2013	8.7	$15.33	4.30 years
Exercisable as of December 31, 2013	8.1	$14.79	3.94 years

The weighted-average grant-date fair value of options granted during the years ended December 31, 2013, 2012 and 2011 was $9.76, $0.0 and $5.43, respectively. The total fair value of shares vested during the years ended December 31, 2013, 2012 and 2011 was $0.7 million, $7.5 million and $8.1 million, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2013 and 2012 was $58.0 million and $24.6 million, respectively. The aggregate intrinsic value of shares outstanding and exercisable was $106.8 million and $103.8 million as of December 31, 2013, and $77.5 million and $76.7 million as of December 31, 2012, respectively.

A summary of the status of the Company’s non-vested stock options as of December 31, 2013, 2012 and 2011, and changes during the period ended December 31, 2013, 2012 and 2011 is presented below:

Non-vested Stock Options:	Options (in millions)	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2010	6.3	$2.62
Granted	0.1	5.43
Vested	(3.0)	2.67
Forfeited	—	—
Non-vested at December 31, 2011	3.4	$2.81
Granted	—	—
Vested	(2.9)	2.58
Forfeited	(0.3)	4.00
Non-vested at December 31, 2012	0.2	$4.34
Granted	0.6	9.76
Vested	(0.2)	3.59
Forfeited	—	—
Non-vested at December 31, 2013	0.6	$9.06

As of December 31, 2013, 2012 and 2011, there was $4.2 million, $0.5 million and $9.5 million, respectively, of unrecognized compensation cost related to non-vested stock option compensation arrangements granted under the Prior Plan and the 2011 Plan. This cost is expected to be recognized, on a straight line basis, over a period of approximately two years. Stock option incentive compensation expense recorded was $1.7 million, $5.5 million and $8.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

NOTE 15.	INCOME TAXES

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

During 2012, management determined, based on the evaluation of both objective and subjective evidence available, that the domestic valuation allowance was no longer necessary and that it is more likely than not that the deferred tax assets are fully realizable. The Company has reached a sustained period of profitability and objectively measured positive evidence outweighed the negative evidence. Accordingly, in 2012, the Company recognized an income tax benefit as a result of the release of the valuation allowance which had previously been recorded against the deferred tax assets. The Company continues to provide for a valuation allowance on certain of its foreign deferred tax assets.

Income before income taxes included the following (dollars in millions):

	Year ended December 31,
	2013	2012	2011
U.S. income	$259.0	$204.1	$133.8
Foreign income	7.1	12.1	16.8

Total	$266.1	$216.2	$150.6

The provision for income tax expense (benefit) was estimated as follows (dollars in millions):

	Year ended December 31,
	2013	2012	2011
Estimated current income taxes:
U.S. federal	$0.2	$1.5	$—
Foreign	1.9	3.9	6.7
U.S. state and local	0.6	0.4	1.1

Total Current	2.7	5.8	7.8
Deferred income tax expense (credit), net:
U.S. federal	87.6	(282.5)	37.5
Foreign	0.1	0.1	(0.4)
U.S. state and local	10.3	(21.4)	2.7

Total Deferred	98.0	(303.8)	39.8

Total income tax expense	$100.7	$(298.0)	$47.6

Cash paid for income taxes for the years ended December 31, 2013, 2012 and 2011 was $3.8 million, $10.7 million and $5.8 million, respectively.

A reconciliation of the provision for income tax expense compared with the amounts at the U.S. federal statutory rate is as follows (dollars in millions):

	Year ended December 31,
	2013	2012	2011
Tax at U.S. statutory income tax rate	$93.1	$75.7	$52.9
Foreign rate differential	(0.7)	(2.6)	(2.0)
Non-deductible expenses	0.8	4.2	5.6
Valuation allowance	1.0	(384.1)	(19.2)
State tax expense	7.3	5.7	4.4
Adjustment to deferred tax expense	(0.3)	2.2	4.3
Branch income taxes-not creditable	—	—	(0.1)
Other adjustments	(0.5)	0.9	1.7

Total income tax expense	$100.7	$(298.0)	$47.6

Deferred income tax assets and liabilities for 2013 and 2012 reflect the effect of temporary differences between amounts of assets, liabilities and equity for financial reporting purposes and the bases of such assets, liabilities and equity as measured by tax laws, as well as tax loss and tax credit carryforwards. The Company has not recognized any deferred tax liabilities associated with investments and earnings in foreign subsidiaries as they are intended to be permanent in duration. Such amounts may become taxable upon an actual or deemed repatriation in the future. Management believes that estimating an unrecognized deferred tax liability is unnecessary at this time.

Temporary differences and carryforwards that gave rise to deferred tax assets and liabilities included the following (dollars in millions):

	As of December 31, 2013	As of December 31, 2012
Deferred tax assets:
Inventories	$4.6	$4.0
Warranty accrual	32.7	39.2
Sales allowances and rebates	7.9	8.0
Deferred revenue	24.0	24.2
Post-retirement health care	—	8.0
Intangibles	83.6	112.4
Other accrued liabilities	27.2	22.0
Unrealized loss on interest rate derivatives	3.7	20.0
Operating loss carryforwards	140.7	145.3
Stock based compensation	12.5	10.6
Technology-related investments	6.8	4.4
Loan fees	0.9	1.5
Pension	—	5.6
Other	10.4	13.9

Total Deferred tax assets	355.0	419.1

Valuation allowances	(2.8)	(1.7)

Deferred tax liabilities:
Property, plant and equipment	(22.0)	(25.8)
Loan fees	—	—
Goodwill	(280.3)	(261.1)
Trade name	(60.6)	(29.3)
Product warranty liabilities	(5.6)	(10.6)
Pension	(0.5)	—
Post-retirement health care	(0.2)	—
Other liabilities	—	(3.1)

Total Deferred tax liabilities	(369.2)	(329.9)

Net Deferred tax (liability) asset	$(17.0)	$87.5

Of the estimated net operating loss carryforwards as of December 31, 2013, approximately 88% relates to U.S. federal net operating loss carryforwards and approximately 7% relates to the U.S. state net operating loss carryforwards. Substantially all U.S. Federal and State operating loss carryforwards will not expire until 2027-2032. Should either of the Sponsors sell a significant portion of their holdings, the Company may experience a delay in its ability to recognize net operating losses under the applicable internal revenue code.

During 2012, management determined, based on the evaluation of both objective and subjective evidence available, that the domestic valuation allowance was no longer necessary and that it is more likely than not that the deferred tax assets are fully realizable. The Company has reached a sustained period of profitability and objectively measured positive evidence outweighed the negative evidence. Accordingly, in 2012, the Company recognized an income tax benefit as a result of the release of the valuation allowance which had previously been recorded against the deferred tax assets. The Company continues to provide for a valuation allowance on certain of its foreign deferred tax assets. The change in the valuation allowance and related considerations are as follows (dollars in millions):

December 31, 2010	$401.9

Reductions	(11.0)

December 31, 2011	$390.9

Reductions	(389.2)

December 31, 2012	$1.7

Additions	1.1

December 31, 2013	$2.8

In accordance with the FASB’s authoritative guidance on accounting for uncertainty in income taxes, the Company has recorded a liability for unrecognized tax benefits related to the 2010 Research & Development Credit. The Company had no liability for unrecognized tax benefits for the years ended December 31, 2012 and 2011. The accounting guidance prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. All of the returns (when filed) will remain subject to examination by the various taxing authorities for the duration of the applicable statute of limitations (generally three years from the earlier of the date of filing or the due date of the return). The change in the liability for unrecognized tax benefits are as follows (dollars in millions):

December 31, 2010	$—

December 31, 2011	$—

December 31, 2012	$—

Increases in unrecognized tax benefits as a result of current year activity	2.3

December 31, 2013	$2.3

For the years ended December 31, 2013, 2012 and 2011, the Company recognized no interest and penalties in the Consolidated Statements of Comprehensive Income. The Company follows a policy of recording any tax related interest or penalties in Income tax expense.

In September 2013, the U.S. Treasury Department and Internal Revenue Service issued final Tangible Property Regulations (“TPR”). The regulations are not effective until tax years beginning on or after January 1, 2014; however, certain portions may require an accounting method change on a retroactive basis, thus requiring an adjustment related to fixed and real asset deferred taxes. The accounting rules treat the release of the regulations as a change in tax law as of the date of issuance and require the Company to determine whether there will be an impact on its financial statements for the period ended December 31, 2013. Any such impact of the final tangible property regulations would affect temporary deferred taxes only and result in a balance sheet reclassification between current and non-current deferred taxes. The Company has analyzed the expected impact of the TPR on the financial statements and concluded that the expected impact is minimal. The Company will continue to monitor the impact of any future changes to the TPR on the Company prospectively.

NOTE 16.	COMPREHENSIVE INCOME

The Company’s comprehensive income consists of unrealized net gains and losses on the translation of the assets and liabilities of its foreign operations, available-for-sale securities, and pension and OPEB liability adjustments. The following table reconciles net income to comprehensive income with the related tax effects (dollars in millions):

Comprehensive Income
	Before Tax	Tax (Expense) Benefit	After Tax
Year ended December 31, 2011
Net income	$150.6	$(47.6)	$103.0
Foreign currency translation	(11.6)	—	(11.6)
Pension and OPEB liability adjustment	(22.6)	—	(22.6)
Available-for-sale securities	3.2	—	3.2

Total comprehensive income	$119.6	$(47.6)	$72.0

Year ended December 31, 2012
Net income	$216.2	$298.0	$514.2
Foreign currency translation	(0.7)	—	(0.7)
Pension and OPEB liability adjustment	26.7	(11.6)	15.1
Available-for-sale securities	(2.0)	0.7	(1.3)

Total comprehensive income	$240.2	$287.1	$527.3

Year ended December 31, 2013
Net income	$266.1	$(100.7)	$165.4
Foreign currency translation	(5.0)	—	(5.0)
Pension and OPEB liability adjustment	46.4	(17.4)	29.0
Available-for-sale securities	(1.9)	0.8	(1.1)

Total comprehensive income	$305.6	$(117.3)	$188.3

The following table shows the location in the Consolidated Statements of Comprehensive Income affected by reclassifications from AOCL (dollars in millions):

	For the year ended December 31, 2013
AOCL Components	Amount reclassified from AOCL	Affected line item in the consolidated statements of comprehensive income
Amortization of defined benefit pension items:
Prior service cost	$2.4	Cost of sales
	0.9	Selling, general and administrative
Actuarial loss	(0.3)	Selling, general and administrative
	(0.3)	Engineering – research and development

Total reclassifications, before tax	2.7	Income before income taxes
Income tax expense	(1.1)	Tax expense

Total reclassifications	$1.6	Net of tax

Prior service cost and actuarial loss are included in the computation of the Company’s net periodic benefit cost. Please see NOTE K for additional details.

NOTE 17.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain facilities under various operating leases. Rent expense under the non-cancelable operating leases was $5.7 million, $5.5 million, and $6.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. Certain leases contain renewal options.

As of December 31, 2013, future payments under non-cancelable operating leases are as follows over each of the next five years and thereafter (dollars in millions):

2014	$4.6
2015	2.6
2016	1.1
2017	0.5
2018	0.4
Thereafter	1.6

Total	$10.8

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

NOTE 18.	CONCENTRATION OF RISK

As of December 31, 2013 and 2012, the Company employed approximately 2,700 and 2,800 employees, respectively with 90% of those employees in the U.S. Approximately 60% of the Company’s U.S. employees were represented by unions and subject to a collective bargaining agreement as of December 31, 2013 and 2012. In addition, many of the hourly employees outside the U.S. are represented by various unions. The Company is currently operating under a collective bargaining agreement with the UAW Local 933 that expires in November 2017.

Three customers accounted for greater than 10% of net sales within the last three years presented.

	Year ended December 31,
% of net sales	2013	2012	2011
Daimler AG	17%	13%	10%
Navistar, Inc.	10%	11%	12%
Oshkosh Corporation	8%	11%	8%

No other customers accounted for more than 10% of net sales of the Company during the years ended December 31, 2013, 2012 or 2011.

Three customers accounted for greater than 10% of outstanding accounts receivable within the last two years presented.

% of accounts receivable	As of December 31, 2013	As of December 31, 2012
Daimler AG	15%	10%
AB Volvo.	11%	7%
Navistar, Inc.	10%	13%

No other customers accounted for more than 10% of the outstanding accounts receivable as of December 31, 2013 or December 31, 2012.

One supplier accounted for greater than 10% of materials purchased for the periods presented:

	Year ended December 31,
% of material purchased	2013	2012	2011
Linamar Corporation Inc.	13%	13%	12%

No other supplier accounted for more than 10% of materials purchased during the years ended December 31, 2013, 2012 or 2011.

NOTE 19.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

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

Senior Notes Held by Executive Officers

As of December 31, 2013, Lawrence E. Dewey, our Chairman, President and Chief Executive Officer, David S. Graziosi, our Executive Vice President, Chief Financial Officer and Treasurer, and Robert M. Price, our Vice President, Human Resources, held approximately $100,000, $450,000, and $150,000, respectively, in aggregate principal amount of the 7.125% Senior Notes.

Repurchase of Common Stock held by Sponsors

During the third quarter of 2013, the Company completed an underwritten secondary public offering of 23,805,000 shares of its common stock held by investment funds affiliated with the Sponsors at a public offering price, less underwriting discounts and commissions, of $21.175 per share. In connection with the offering, the Company repurchased from the underwriters 4,700,000 shares of the 23,805,000 shares at the price paid by the underwriters and subsequently retired those shares.

NOTE 20.	EARNINGS PER SHARE

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

The following table reconciles the numerators and denominators used to calculate basic EPS and diluted EPS (in millions, except per share data):

	Year ended December 31,
	2013	2012	2011
Net income	$165.4	$514.2	$103.0

Weighted average shares of common stock outstanding	184.5	182.0	181.4
Dilutive effect stock-based awards	3.4	4.2	1.9

Diluted weighted average shares of common stock outstanding	187.9	186.2	183.3

Basic earnings per share attributable to common stockholders	$0.90	$2.83	$0.57

Diluted earnings per share attributable to common stockholders	$0.88	$2.76	$0.56

NOTE 21.	GEOGRAPHIC INFORMATION

The Company had the following net sales by country as follows (dollars in millions):

	Year ended December 31,
	2013	2012	2011
United States	$1,354.3	$1,509.6	$1,532.7
China	141.0	136.4	93.3
Canada	88.6	123.0	165.6
Germany	53.9	39.1	42.9
United Kingdom	42.5	74.1	58.2
Japan	37.0	52.0	46.5
Other	209.5	207.6	223.6

Total	$1,926.8	$2,141.8	$2,162.8

The Company had net long-lived assets by country as follows (dollars in millions):

	Year ended December 31,
	2013	2012	2011
United States	$478.7	$493.6	$492.5
India	59.9	76.8	62.1
Hungary	18.1	18.4	18.3
Others	6.7	7.4	8.9

Total	$563.4	$596.2	$581.8

NOTE 22.	QUARTERLY FINANCIAL INFORMATION

The following is a summary of the unaudited quarterly results of operations. The Company believes that all adjustments considered necessary for a fair presentation in accordance with GAAP have been included (unaudited, in millions, except per share data).

	Quarter ended,
	March 31	June 30	September 30	December 31
2013
Net sales	$457.4	$512.1	$466.3	$491.0
Gross profit	198.3	226.1	206.1	211.4
Operating income	81.4	117.7	111.2	99.6
Income before income taxes	44.4	81.8	72.4	67.5
Net income	27.5	50.5	44.5	42.9
Basic earnings per share	$0.15	$0.27	$0.24	$0.24
Diluted earnings per share	$0.15	$0.26	$0.24	$0.23

2012
Net sales	$601.9	$559.4	$493.5	$487.0
Gross profit	283.8	251.9	224.4	194.2
Operating income	154.7	119.6	91.8	54.1
Income before income taxes	83.2	62.7	49.2	21.1
Net income	58.0	412.8	32.2	11.2
Basic earnings per share	$0.32	$2.28	$0.18	$0.06
Diluted earnings per share	$0.31	$2.21	$0.17	$0.06

The Company’s 2012 quarterly results were affected by certain nonrecurring items. In the quarter ended June 30, 2012, the Company recorded an income tax benefit of $384.8 million related to the release of the Company’s valuation allowance against its deferred tax asset.

NOTE 23.	SUBSEQUENT EVENTS

On December 31, 2013, the Company entered into Amendment No. 9 to the Credit Agreement, dated as of August 7, 2007 which allowed the Company to add up to an additional $90.0 million to the revolving portion of its Senior Secured Credit Facility prior to February 15, 2014. As of February 15, 2014, the Company had $465.0 million available under the revolving portion of its Senior Secured Credit Facility.

Allison Transmission Holdings, Inc.

Schedule I—Parent Company only Balance Sheets

(dollars in millions)

	December 31, 2013	December 31, 2012
ASSETS
Current Assets:
Cash	$—	$—

Total Current Assets	—	—
Investments in and advances to subsidiaries	1,438.8	1,356.9

TOTAL ASSETS	$1,438.8	$1,356.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$—	$—

Total Current Liabilities	—	—
Capital stock	1.8	1.8
Additional paid-in-capital	1,631.8	1,601.5
Treasury stock	—	(0.2)
Accumulated deficit	(173.8)	(202.3)
Accumulated other comprehensive loss, net of tax	(21.0)	(43.9)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,438.8	$1,356.9

The accompanying note is an integral part of the Parent Company only financial statements.

Allison Transmission Holdings, Inc.

Schedule I—Parent Company only Statements of Comprehensive Income

(dollars in millions)

	Year ended December 31,
	2013	2012	2011
Net sales	$—	$—	$—
General and administrative fees	—	—	—

Total operating income	—	—	—

Other income:
Equity earnings of consolidated subsidiary	165.4	514.2	103.0

Income before income taxes	165.4	514.2	103.0
Income tax expense	—	—	—

Net income	$165.4	$514.2	$103.0

Comprehensive income	$165.4	$514.2	$103.0

The accompanying note is an integral part of the Parent Company only financial statements.

Allison Transmission Holdings, Inc.

Schedule I—Parent Company only Statements of Cash Flows

(dollars in millions)

	Year ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$165.4	$514.2	$103.0
Deduct items included in net income not providing cash:
Equity in earnings in consolidated subsidiary	(165.4)	(514.2)	(103.0)

Net cash provided by operating activities	—	—	—

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in subsidiaries	(46.3)	(29.0)	—
Dividends	77.1	32.8	—

Net cash provided by investing activities	30.8	3.8	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions	46.3	29.0	—
Dividends	(77.1)	(32.8)	—

Net cash used in financing activities	(30.8)	(3.8)	—

Net increase (decrease) during period	—	—	—
Cash and cash equivalents at beginning of period	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—

The accompanying note is an integral part of the Parent Company only financial statements.

Allison Transmission Holdings, Inc.

Schedule I—Parent Company only Footnote

NOTE 1—BASIS OF PRESENTATION

Allison Transmission Holdings, Inc. (the “Parent Company”) is a holding company that conducts all of its business operations through its subsidiaries. There are restrictions on the Parent Company’s ability to obtain funds from its subsidiaries through dividends (refer to NOTE 7 of the Consolidated Financial Statements). The entire amount of our consolidated net assets was subject to restrictions on payment of dividends at the end of December 31, 2013 and 2012. Accordingly, these financial statements have been presented on a “parent-only” basis. Under a parent-only presentation, the Parent Company’s investments in its consolidated subsidiaries are presented under the equity method of accounting. These parent-only financial statements should be read in conjunction with Allison Transmission Holdings, Inc.’s audited Consolidated Financial Statements included elsewhere herein.

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2013. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2013, the end of the period covered by this Annual Report on Form 10-K, were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (1992). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2013. PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2013. Their report is included in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

On February 18, 2014, the Compensation Committee of the Board of Directors of the Company authorized a plan pursuant to which the Company would enter into a Change in Control Severance Agreement (“Agreement”) in an approved form with each of the Company’s Senior Vice President, Operations and Purchasing; Senior Vice President, Global Marketing, Sales and Service; Vice President, Product Engineering; and Vice President, General Counsel and Secretary. The form of Agreement provides for payment of severance to the executive upon the termination of executive’s employment without cause or the resignation of employment by the executive for good reason, in either case within two years after a change in control of the Company. The severance will be in an amount equal to two times (1) annual base salary plus (2) target bonus amount. In addition, the form of Agreement provides that all unvested equity or equity-based awards will fully vest upon a qualifying termination, and the executive will have additional time to exercise stock options granted under the Company’s equity compensation plans, provided that, unless a provision more favorable to the executive is included in an applicable award agreement, any such awards that are subject to performance-based vesting conditions shall only be payable subject to the attainment of the performance measures for the applicable performance period as provided under the terms of the applicable award agreement.

The above description is qualified in its entirety by reference to the form of Change in Control Severance Agreement which is attached hereto as Exhibit 10.34.

PART III.

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this Item concerning our executive officers, directors and nominees for director, Audit Committee members and financial expert(s) and disclosure of delinquent filers under Section 16(a) of the Exchange Act is incorporated herein by reference from our definitive Proxy Statement for our 2014 annual meeting of stockholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

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

ITEM 11. Executive Compensation

The information required by this Item concerning remuneration of our executive officers and directors, material transactions involving such executive officers and directors and Compensation Committee interlocks, as well as the Compensation Committee Report, are incorporated herein by reference to our definitive Proxy Statement for our 2014 annual meeting of stockholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item concerning the stock ownership of management, five percent beneficial owners and securities authorized for issuance under equity compensation plans is incorporated herein by reference to our definitive Proxy Statement for our 2014 annual meeting of stockholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item concerning certain relationships and related person transactions, and director independence is incorporated herein by reference to our definitive Proxy Statement for our 2014 annual meeting of stockholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 14. Principal Accounting Fees and Services

The information required by this Item concerning the fees and services of our independent registered public accounting firm and our Audit Committee actions with respect thereto is incorporated herein by reference to our definitive Proxy Statement for our 2014 annual meeting of stockholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

PART IV.

ITEM 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements.

The response to this item is included in Part II, Item 8, of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules.

Schedule I is included in Part II, Item 8, of this Annual Report on Form 10-K. All other schedules have been omitted because they are not required or because the information required is included in the consolidated financial statements and notes thereto.

(a)(3) Exhibits

See the response to Item 15(b) below.

(b) Exhibits

The following exhibits are filed as part of, or are incorporated by reference into, this Annual Report on Form 10-K:

Exhibit No.	DESCRIPTION OF EXHIBIT

3.1	Amended and Restated Certificate of Incorporation of Allison Transmission Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed on April 26, 2012)

3.2	Amended and Restated Bylaws of Allison Transmission Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed on April 26, 2012)

4.1	Form of Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed June 16, 2011)

4.2	Indenture governing the 11.0% Senior Notes due 2015, among Allison Transmission, Inc. as Issuer, the Guarantors named therein, and Wells Fargo Bank, National Association, as trustee, dated October 16, 2007 (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 filed March 18, 2011)

4.3	Form of 11.0% Senior Note due 2015 (included in Exhibit 4.2)

4.4	Indenture governing the 11.25% Senior Toggle Notes due 2015, among Allison Transmission, Inc. as Issuer, the Guarantors named therein, and Wells Fargo Bank, National Association, as trustee, dated October 17, 2007 (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1 filed March 18, 2011)

4.5	Form of 11.25% Senior Toggle Note due 2015 (included in Exhibit 4.4)

4.6	Indenture governing the 7.125% Senior Notes due 2019, among Allison Transmission, Inc. as Issuer, the Guarantors named therein, and Wells Fargo Bank, National Association, as trustee, dated May 6, 2011 (incorporated by reference to Exhibit 4.6 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed May 16, 2011)

4.7	Form of 7.125% Senior Note due 2019 (included in Exhibit 4.6)

10.1	Credit Agreement among Allison Transmission Holdings, Inc., Allison Transmission, Inc., as Borrower, the Several Lenders from time to time parties thereto, Citicorp North America, Inc., as Administrative Agent, Lehman Brothers Commercial Bank and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agents, Sumitomo Mitsui Banking Corporation, as Documentation Agent and Co-Arranger and Citigroup Global Markets Inc., Lehman Brothers Inc. and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, As Joint Lead Arrangers And Joint Bookrunners, dated as of August 7, 2007 (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed April 26, 2011)

10.2	First Amendment to the Credit Agreement among Allison Transmission Holdings, Inc., Allison Transmission, Inc., as Borrower, the Several Lenders from time to time parties thereto, Citicorp North America, Inc., as Administrative Agent, Lehman Brothers Commercial Bank and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agents, Sumitomo Mitsui Banking Corporation, as Documentation Agent and Co-Arranger and Citigroup Global Markets Inc., Lehman Brothers Inc. and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, As Joint Lead Arrangers And Joint Bookrunners, dated as of November 21, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed March 18, 2011)

10.3	Guarantee And Collateral Agreement made by Allison Transmission Holdings, Inc. Allison Transmission, Inc. as Borrower, and the Subsidiary Guarantors party hereto in favor of Citicorp North America, Inc., as Administrative Agent, dated as of August 7, 2007 (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed March 18, 2011)

10.4	Trademark Security Agreement made by Allison Transmission, Inc. in favor of Citicorp North America, Inc., as Administrative Agent, dated as of August 7, 2007 (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 filed March 18, 2011)

10.5	Copyright Security Agreement made by Allison Transmission, Inc. in favor of Citicorp North America, Inc., as Administrative Agent, dated as of August 7, 2007 (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed May 16, 2011)

10.6	Amended and Restated Stockholders Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed on April 26, 2012)

10.7*	Employment and Severance Agreement, between Allison Transmission, Inc. and Lawrence E. Dewey, dated as of February 7, 2008 (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed May 16, 2011)

10.8*	Employment and Severance Agreement, between Allison Transmission, Inc. and David S. Graziosi, dated as of November 1, 2007 (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed May 16, 2011)

10.9*	Form of Allison Transmission Holdings, Inc. Indemnification Agreement (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed May 16, 2011)

10.10*	Allison Transmission Holdings, Inc. 2011 Equity Incentive Award Plan (incorporated by reference to Exhibit 10.10 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed June 16, 2011)

10.11*	Form of 2011 Equity Incentive Award Plan Restricted Stock Agreement (incorporated by reference to Exhibit 10.11 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed June 16, 2011)

10.12*	Form of 2011 Equity Incentive Award Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.12 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed June 16, 2011)

10.13*	Form of 2011 Equity Incentive Award Plan Stock Option Agreement (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed June 16, 2011)

10.14*	Equity Incentive Plan of Allison Transmission Holdings, Inc. (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed May 16, 2011)

10.15*	Form of Employee Stock Option Agreement under Equity Incentive Plan of Allison Transmission Holdings, Inc. (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed May 16, 2011)

10.16*	Form of Independent Director Stock Option Agreement under Equity Incentive Plan of Allison Transmission Holdings, Inc. (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed May 16, 2011)

10.17	Second Amendment to the Credit Agreement among Allison Transmission Holdings, Inc., Allison Transmission, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties thereto as Lenders, Citicorp North America, Inc., as Administrative Agent and Collateral Agent, Lehman Brothers Commercial Bank and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agents, Sumitomo Mitsui Banking Corporation, as Documentation Agent and Co-Arranger, and Citigroup Global Markets Inc., Lehman Brothers Inc., and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arrangers and Joint Bookrunners, dated as of May 13, 2011 (incorporated by reference to Exhibit 10.17 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed June 16, 2011)

10.18	Third Amendment to the Credit Agreement among Allison Transmission Holdings, Inc., Allison Transmission, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties thereto as Lenders, Citicorp North America, Inc., as Administrative Agent and Collateral Agent and the other agents and arrangers party thereto, dated as of March 9, 2012 (incorporated by reference to Exhibit 10.19 to Amendment No. 8 to the Registrant’s Registration Statement on Form S-1 filed March 12, 2012)

10.19*	Incentive Plan of Allison Transmission Holdings, Inc. (incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed on July 31, 2012)

10.20*	Deferred Compensation Plan of Allison Transmission Inc. (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed on July 31, 2012)

10.21	Amendment No. 4 to the Credit Agreement, dated as of August 23, 2012, among Allison Transmission Holdings, Inc., Allison Transmission, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties thereto as Lenders, Citicorp North America, Inc., as Administrative Agent and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 23, 2012)

10.22	Amendment No. 5 to the Credit Agreement, dated as of October 4, 2012, among Allison Transmission Holdings, Inc., Allison Transmission, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties thereto as Lenders, Citicorp North America, Inc., as Administrative Agent and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 4, 2012)

10.23*	Non-Employee Director Deferred Compensation Plan of Allison Transmission Holdings, Inc. (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 28, 2013)

10.24*	Form Amendment to Stock Option Agreement under Equity Incentive Plan of Allison Transmission Holdings, Inc. (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 28, 2013)

10.25	Amendment No. 6 to the Credit Agreement, dated as of February 6, 2013, among Allison Transmission Holdings, Inc., Allison Transmission, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties thereto as Lenders, Citicorp North America, Inc., as Administrative Agent and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 6, 2013)

10.26	Amendment No. 7 to the Credit Agreement, dated as of February 6, 2013 among Allison Transmission Holdings, Inc., Allison Transmission, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties thereto as Lenders, Citicorp North America, Inc., as Administrative Agent and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed February 6, 2013)

10.27*

Form Amendment to Stock Option Agreement under the Allison Transmission Holdings, Inc. 2011 Equity Incentive Award Plan and Equity Incentive Plan of Allison Transmission Holdings, Inc.

(incorporated by reference to Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed on July 30, 2013)

10.28	First Amendment to the Stockholders Agreement dated as of May 8, 2013 (incorporated by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed on July 30, 2013)

10.29*	Form of 2011 Equity Incentive Award Plan Stock Option Agreement (incorporated by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed on October 29, 2013)

10.30*	Form of 2011 Equity Incentive Award Plan Restricted Stock Unit Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.30 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed on October 29, 2013)

10.31*	Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.31 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed on October 29, 2013)

10.32	Amendment No. 8 to the Credit Agreement, dated as of August 26, 2013, among Allison Transmission Holdings, Inc., Allison Transmission, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties thereto as Lenders, Citicorp North America, Inc., as Administrative Agent and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 26, 2013)

10.33	Amendment No. 9 to the Credit Agreement, dated as of December 31, 2013, among Allison Transmission Holdings, Inc., Allison Transmission, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties thereto as Lenders, Citicorp North America, Inc., as Administrative Agent and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 31, 2013)

10.34*	Form of Change in Control Severance Agreement (filed herewith)

14.1	Code of Business Conduct, adopted by the Board of Directors on March 14, 2012 (incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 28, 2013)

21.1	List of Subsidiaries of Allison Transmission Holdings, Inc. (filed herewith)

23.1	Consent of PricewaterhouseCoopers LLP (filed herewith)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement
+	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Allison Transmission Holdings, Inc.
(Registrant)

Date: February 24, 2014	By:	/s/ Lawrence E. Dewey
Lawrence E. Dewey Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	CAPACITY	DATE

/s/ Lawrence E. Dewey	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 24, 2014
Lawrence E. Dewey

/s/ David S. Graziosi	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 24, 2014
David S. Graziosi

/s/ Brian A. Bernasek	Director	February 24, 2014
Brian A. Bernasek

/s/ David Denison	Director	February 24, 2014
David Denison

/s/ Kosty Gilis	Director	February 24, 2014
Kosty Gilis

/s/ Gregory S. Ledford	Director	February 24, 2014
Gregory S. Ledford

Director
Seth M. Mersky

/s/ Thomas W. Rabaut	Director	February 24, 2014
Thomas W. Rabaut

/s/ Francis Raborn	Director	February 24, 2014
Francis Raborn

/s/ Richard V. Reynolds	Director	February 24, 2014
Richard V. Reynolds