Form 10-Q
period 2014-03-31
Allison Transmission Holdings Inc
filed 2014-04-30
CIK 1411207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 14, 2014, there were 181,128,245 shares of Common Stock and 1,185 shares of Non-voting Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Unaudited Condensed Consolidated Financial Statements

Allison Transmission Holdings, Inc.

Condensed Consolidated Balance Sheets

(unaudited, dollars in millions, except share data)

	March 31, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$159.9	$184.7
Accounts receivables — net of allowance for doubtful accounts of $0.5 and $0.4	227.2	175.1
Inventories	175.6	160.4
Deferred income taxes, net	58.1	58.1
Other current assets	31.8	28.6

Total Current Assets	652.6	606.9
Property, plant and equipment, net	551.1	563.4
Intangible assets, net	1,586.1	1,610.8
Goodwill	1,941.0	1,941.0
Deferred income taxes, net	1.1	1.1
Other non-current assets	88.0	89.4

TOTAL ASSETS	$4,819.9	$4,812.6

LIABILITIES
Current Liabilities
Accounts payable	$173.3	$150.4
Product warranty liability	32.3	37.4
Current portion of long-term debt	19.5	17.9
Deferred revenue	38.7	29.2
Other current liabilities	147.3	152.3

Total Current Liabilities	411.1	387.2
Product warranty liability	58.1	53.1
Deferred revenue	43.7	43.2
Long-term debt	2,656.0	2,660.4
Deferred income taxes	98.4	76.2
Other non-current liabilities	158.8	153.7

TOTAL LIABILITIES	3,426.1	3,373.8
Commitments and contingencies (see NOTE O)

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 1,880,000,000 shares authorized, 180,990,466 and 183,375,436 shares issued and outstanding	1.8	1.8
Non-voting common stock, $0.01 par value, 20,000,000 shares authorized, 1,185 shares issued and outstanding	0.0	0.0
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Treasury stock	—	—
Paid in capital	1,625.5	1,631.8
Accumulated deficit	(214.6)	(173.8)
Accumulated other comprehensive loss, net of tax	(18.9)	(21.0)

TOTAL STOCKHOLDERS’ EQUITY	1,393.8	1,438.8

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$4,819.9	$4,812.6

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited, dollars in millions, except share data)

	Three months ended March 31,
	2014	2013
Net sales	$493.6	$457.4
Cost of sales	271.1	259.1

Gross profit	222.5	198.3
Selling, general and administrative expenses	83.2	87.9
Engineering — research and development	24.5	29.0

Operating income	114.8	81.4
Interest income	0.2	0.2
Interest expense	(35.3)	(34.1)
Other expense, net	(0.4)	(3.1)

Income before income taxes	79.3	44.4
Income tax expense	(27.2)	(16.9)

Net income	$52.1	$27.5

Basic earnings per share attributable to common stockholders	$0.29	$0.15

Diluted earnings per share attributable to common stockholders	$0.28	$0.15

Dividends per common share	$0.12	$0.06

Comprehensive income	$54.2	$24.9

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited, dollars in millions)

	Three months ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$52.1	$27.5
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	24.7	29.9
Depreciation of property, plant and equipment	23.3	24.7
Deferred income taxes	27.5	16.1
Unrealized gain on derivatives	(4.2)	(7.3)
Amortization of deferred financing costs	2.0	2.9
Impairment loss on investment in technology-related initiatives	—	2.5
Stock-based compensation	3.3	3.4
Excess tax benefit from stock-based compensation	(5.0)	(4.9)
Other	0.0	(0.1)
Changes in assets and liabilities:
Accounts receivable	(52.0)	(40.3)
Inventories	(14.9)	(12.2)
Accounts payable	22.9	28.6
Other assets and liabilities	18.9	(16.1)

Net cash provided by operating activities	98.6	54.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of long-lived assets	(11.1)	(12.6)
Investments in technology-related initiatives	(3.8)	(6.3)
Collateral for interest rate derivatives	(0.3)	(0.4)
Proceeds from disposal of assets	0.1	0.2

Net cash used for investing activities	(15.1)	(19.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(100.0)	—
Debt financing fees	(0.7)	(1.6)
Payments on long-term debt	(2.8)	(5.9)
Dividend payments	(21.7)	(11.1)
Proceeds from exercise of stock options	14.5	15.8
Excess tax benefit on stock-based compensation	5.0	4.9

Net cash (used for) provided by financing activities	(105.7)	2.1
Effect of exchange rate changes on cash	(2.6)	3.0

Net (decrease) increase in cash and cash equivalents	(24.8)	40.7
Cash and cash equivalents at beginning of period	184.7	80.2

Cash and cash equivalents at end of period	$159.9	$120.9

Supplemental disclosures:
Interest paid	$29.4	$30.0
Income taxes paid	$2.1	$1.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(UNAUDITED)

NOTE A. OVERVIEW

Overview

Allison Transmission Holdings, Inc. and its subsidiaries (the “Company” or “Allison”), design and manufacture commercial and defense fully-automatic transmissions.

The business was founded in 1915 and has been headquartered in Indianapolis, Indiana since inception. The Company has 13 different transmission product lines. Although approximately 77% of revenues were generated in North America in 2013, the Company has a global presence by serving customers in Europe, Asia, South America and Africa. The Company serves customers through an independent network of approximately 1,400 independent distributor and dealer locations worldwide.

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

NOTE B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements as of and for the three months ended March 31, 2014 and 2013 have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the condensed consolidated financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. The information herein reflects all normal recurring material adjustments, which are, in the opinion of management, necessary for the fair statement of the results for the periods presented. The condensed consolidated financial statements herein consist of all wholly-owned domestic and foreign subsidiaries with all significant intercompany transactions eliminated.

These condensed consolidated financial statements present the financial position, results of operations and cash flows of the Company. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission (“SEC”) on February 24, 2014. The interim period financial results for the three month periods presented are not necessarily indicative of results to be expected for any other interim period or for the entire year.

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

Recently Issued Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued authoritative accounting guidance on the presentation of an unrecognized tax benefit when net operating loss (“NOL”) carryforwards exist. The guidance requires presentation of an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for an NOL carryforward, a similar tax loss or a tax credit carryforward. The guidance became effective for fiscal years beginning after December 15, 2013. The adoption of this guidance did not have a material effect on the Company’s condensed consolidated financial statements.

In March 2013, the FASB issued authoritative accounting guidance on a parent company’s accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. The guidance clarifies that when a parent company ceases to have a controlling financial interest in a subsidiary or group of assets, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The guidance became effective for fiscal years beginning after December 15, 2013. The adoption of this guidance did not have an effect on the Company’s condensed consolidated financial statements.

NOTE C. INVENTORIES

Inventories consisted of the following components (dollars in millions):

	March 31, 2014	December 31, 2013
Purchased parts and raw materials	$82.7	$79.7
Work in progress	6.8	5.7
Service parts	42.5	45.8
Finished goods	43.6	29.2

Total inventories	$175.6	$160.4

Inventory components shipped to third parties, primarily cores, parts to re-manufacturers, and parts to contract manufacturers, in which the Company has an obligation to buy back, are included in purchased parts and raw materials, with an offsetting liability in Other current liabilities.

NOTE D. GOODWILL AND OTHER INTANGIBLE ASSETS

As of March 31, 2014 and December 31, 2013, the carrying amount of the Company’s Goodwill was $1,941.0 million. The following presents a summary of other intangible assets (dollars in millions):

	March 31, 2014			December 31, 2013
	Intangible assets, gross	Accumulated amortization	Intangible assets, net	Intangible assets, gross	Accumulated amortization	Intangible assets, net
Other intangible assets:
Trade name	$870.0	$—	$870.0	$870.0	$—	$870.0
Customer relationships — defense	62.3	(25.2)	37.1	62.3	(24.4)	37.9
Customer relationships — commercial	831.8	(387.9)	443.9	831.8	(374.9)	456.9
Proprietary technology	476.3	(253.4)	222.9	476.3	(243.9)	232.4
Non-compete agreement	17.3	(11.5)	5.8	17.3	(11.1)	6.2
Patented technology — defense	28.2	(22.1)	6.1	28.2	(21.2)	7.0
Tooling rights	4.5	(4.2)	0.3	4.5	(4.1)	0.4
Patented technology — commercial	260.6	(260.6)	—	260.6	(260.6)	—

Total	$2,551.0	$(964.9)	$1,586.1	$2,551.0	$(940.2)	$1,610.8

As of March 31, 2014 and December 31, 2013, the net carrying value of our Goodwill and other intangibles was $3,527.1 million and $3,551.8 million, respectively.

Amortization expense related to other intangible assets for the next five years and thereafter is expected to be (dollars in millions):

	2015	2016	2017	2018	2019	Thereafter
Amortization expense	$97.1	$92.4	$89.7	$87.2	$85.7	$189.9

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

Level 3 — Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At each balance sheet date, the Company performs an analysis of all instruments subject to authoritative accounting guidance and includes, in Level 3, all of those whose fair value is based on significant unobservable inputs. As of March 31, 2014 and December 31, 2013, the Company did not have any Level 3 financial assets or liabilities.

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

The following table summarizes the fair value of the Company’s financial assets and (liabilities) as of March 31, 2014 and December 31, 2013 (dollars in millions):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		TOTAL
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Cash and cash equivalents	$159.9	$184.7	$—	$—	$159.9	$184.7
Available-for-sale securities	12.1	8.2	—	—	12.1	8.2
Rabbi trust assets	2.4	1.3	—	—	2.4	1.3
Deferred compensation obligation	(2.4)	(1.3)	—	—	(2.4)	(1.3)
Derivative assets	—	—	0.2	1.6	0.2	1.6
Derivative liabilities	—	—	(15.9)	(21.4)	(15.9)	(21.4)

Total	$172.0	$192.9	$(15.7)	$(19.8)	$156.3	$173.1

Of the available Cash and cash equivalents, approximately $144.9 million and $179.7 million was deposited in operating accounts while approximately $15.0 million and $5.0 million was invested in U.S. government backed securities as of March 31, 2014 and December 31, 2013, respectively.

NOTE F. DEBT

Long-term debt and maturities are as follows (dollars in millions):

	March 31, 2014	December 31, 2013
Long-term debt:
Senior Secured Credit Facility Term B-2 Loan, variable, due 2017	$423.5	$423.5
Senior Secured Credit Facility Term B-3 Loan, variable, due 2019	1,780.7	1,783.5
Senior Notes, fixed 7.125%, due 2019	471.3	471.3

Total long-term debt	2,675.5	2,678.3
Less: current maturities of long-term debt	19.5	17.9

Total long-term debt less current portion	$2,656.0	$2,660.4

As of March 31, 2014, the Company had $423.5 million of indebtedness associated with Allison Transmission, Inc.’s (“ATI”), the Company’s wholly-owned subsidiary, Senior Secured Credit Facility Term B-2 Loan due 2017 (“Term B-2 Loan”) and $1,780.7 million of indebtedness associated with ATI’s Senior Secured Credit Facility Term B-3 Loan due 2019 (“Term B-3 Loan”) (together the Term B-2 Loan, Term B-3 Loan and revolving credit facility defined as the “Senior Secured Credit Facility”). The Company also had indebtedness of $471.3 million of ATI’s 7.125% senior cash pay notes due May 2019 (“7.125% Senior Notes”).

The fair value of the Company’s long-term debt obligations as of March 31, 2014 was $2,720.3 million. The fair value is based on quoted Level 1 market prices of the Company’s debt as of March 31, 2014. It is not expected that the Company would be able to repurchase a significant amount of its debt at these levels. The difference between the fair value and carrying value of the long-term debt is driven primarily by trends in the financial markets.

Senior Secured Credit Facility

The Senior Secured Credit Facility is collateralized by a lien on substantially all assets of the Company including all of ATI’s capital stock and all of the capital stock or other equity interest held by the Company, ATI and each of the Company’s existing and future U.S. subsidiary guarantors (subject to certain limitations for equity interests of foreign subsidiaries and other exceptions set forth in the terms of the Senior Secured Credit Facility). Interest on the Term B-2 Loan, as of March 31, 2014, is equal to the LIBOR plus 3.00% and interest on the Term B-3 Loan, as of March 31, 2014, is equal to the LIBOR (which may not be less than 1.00%) plus 2.75% based on the Company’s total leverage ratio. As of March 31, 2014, these rates were approximately 3.16% and 3.75% on the Term B-2 Loan and Term B-3 Loan, respectively, and the weighted average rate on the Senior Secured Credit Facility was approximately 3.64%. The Senior Secured Credit Facility requires minimum quarterly principal payments on the Term B-2 Loan and Term B-3 Loan as well as prepayments from certain net cash proceeds of non-ordinary course asset sales and casualty and condemnation events and from a percentage of excess cash flow, if applicable. Due to voluntary prepayments, the Company has fulfilled all Term B-2 Loan required quarterly payments through its maturity date of 2017. The minimum required quarterly principal payment on the Term B-3 Loan is $4.5 million and remains through its maturity date of 2019. As of March 31, 2014, there had been no payments required for certain net cash proceeds of non-ordinary course asset sales and casualty and condemnation events. The remaining principal balance on each loan is due upon maturity.

The Senior Secured Credit Facility also provides for revolving credit borrowings. In the first quarter of 2014, ATI increased the revolving commitments available under the revolving portion of the Senior Secured Credit Facility to $465.0 million, net of an allowance for up to $75.0 million in outstanding letters of credit commitments. The increase was treated as a modification of debt under GAAP, and thus the Company recorded $0.6 million of new deferred financing fees in the condensed consolidated financial statements. Throughout the three months ended March 31, 2014, the Company did not make any withdrawals on the revolving credit facility. As of March 31, 2014, the Company had $453.0 million available under the revolving credit facility, net of $12.0 million in letters of credit. Revolving credit borrowings bear interest at a variable base rate plus an applicable margin based on the Company’s total leverage ratio. As of March 31, 2014, this rate would have been between approximately 2.41% and 4.50%. In addition, there is an annual commitment fee, based on the Company’s total leverage ratio, which as of March 31, 2014, was equal to 0.375% of the average unused revolving credit borrowings available under the Senior Secured Credit Facility. Revolving credit borrowings are payable at the option of the Company throughout the term of the Senior Secured Credit Facility with the balance due in January 2019.

The revolving portion of the Senior Secured Credit Facility requires the Company to maintain a specified maximum total senior secured leverage ratio of 5.50x when revolving loan commitments remain outstanding at the end of a fiscal quarter. On March 12, 2014, however, the revolving lenders holding a majority of the revolving loan commitments permanently waived and agreed that no event of default would result from any non-compliance so long as there were no revolving loans outstanding as of the last day of any fiscal quarter. As of March 31, 2014, the Company had no revolving loans outstanding, however the Company would have been in compliance with the maximum total senior secured leverage ratio, achieving a 3.14x ratio. Additionally within the terms of the Senior Secured Credit Facility, a senior secured leverage ratio at or below 3.50x results in the elimination of excess cash flow payments on the Senior Secured Credit Facility for the applicable year. The Senior Secured Credit Facility also provides certain financial incentives based on our total leverage ratio. A total leverage ratio at or below 4.00x results in a 25 basis point reduction to the applicable margin on the revolving credit facility, and a total leverage ratio at or below 3.50x results in a 12.5 basis point reduction to the revolving credit facility commitment fee and an additional 25 basis point reduction to the applicable margin on the revolving credit facility. A total leverage ratio at or below 3.25x results in a 25 basis point reduction to the applicable margin on our Term B-3 Loan. These reductions would remain in effect as long as the Company achieves a total leverage ratio at or below the related threshold. As of March 31, 2014, the total leverage ratio was 3.86x.

In addition, the Senior Secured Credit Facility, among other things, includes customary restrictions (subject to certain exceptions) on the Company’s ability to incur certain indebtedness, grant certain liens, make certain investments or declare or pay certain dividends. As of March 31, 2014, the Company is in compliance with all covenants under the Senior Secured Credit Facility.

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

Interest Rate

The Company is subject to interest rate risk related to the Senior Secured Credit Facility and enters into interest rate swap contracts that are based on the LIBOR to manage a portion of this exposure. The Company has not elected hedge accounting treatment for these derivatives, and as a result, fair value adjustments are charged directly to Interest expense in the Condensed Consolidated Statements of Comprehensive Income. A summary of the Company’s interest rate derivatives as of March 31, 2014 and December 31, 2013 follows (dollars in millions):

	March 31, 2014		December 31, 2013
	Notional Amount	Fair Value	Notional Amount	Fair Value
3.75% Interest Rate Swap H, due August 2014	$350.0	$(4.2)	$350.0	$(7.2)
3.77% Interest Rate Swap I, due August 2014	350.0	(4.1)	350.0	(7.2)
2.96% Interest Rate Swap J, due August 2014	125.0	(1.2)	125.0	(2.0)
3.05% Interest Rate Swap K, due August 2014	125.0	(1.2)	125.0	(2.0)
3.44% Interest Rate Swap L, due August 2019*	75.0	(0.9)	75.0	(0.4)
3.43% Interest Rate Swap M, due August 2019*	100.0	(1.2)	100.0	(0.4)
3.37% Interest Rate Swap N, due August 2019*	75.0	(0.8)	75.0	(0.2)
3.19% Interest Rate Swap O, due August 2019*	75.0	(0.4)	75.0	0.2
3.08% Interest Rate Swap P, due August 2019*	75.0	(0.1)	75.0	0.4
2.99% Interest Rate Swap Q, due August 2019*	50.0	0.0	50.0	0.4
2.98% Interest Rate Swap R, due August 2019*	50.0	0.0	50.0	0.4

* include LIBOR floor of 1.00%	$1,450.0	$(14.1)	$1,450.0	$(18.0)

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

As of March 31, 2014 and December 31, 2013, the Company had recorded cash collateral of $2.0 million and $1.7 million, respectively, in Other current assets in the Condensed Consolidated Balance Sheets, as the balances are subject to frequent change. The Company has also posted $2.0 million of collateral in the form of letters of credit.

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

The following table summarizes the outstanding foreign currency forward contracts as of March 31, 2014 and December 31, 2013 (amounts in millions):

	March 31, 2014		December 31, 2013
	Notional Amount	Fair Value	Notional Amount	Fair Value
Japanese Yen (JPY)	¥1,050.0	$0.0	¥600.0	$(0.3)

		$0.0		$(0.3)

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

The following table summarizes the outstanding commodity swaps as of March 31, 2014 and December 31, 2013 (dollars in millions):

	March 31, 2014			December 31, 2013
	Notional Amount	Quantity	Fair Value	Notional Amount	Quantity	Fair Value
Aluminum	$21.9	11,000 metric tons	$(1.6)	$23.8	11,875 metric tons	$(1.6)
Natural Gas	N/A	N/A	—	0.3	90,000 MMBtu	0.0

			$(1.6)			$(1.6)

The following tabular disclosures further describe the Company’s derivative instruments and their impact on the financial condition of the Company (dollars in millions):

	March 31, 2014		December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Foreign currency contracts	Other current assets	$0.1	Other current liabilities	$(0.3)
	Other current liabilities	(0.1)
Commodity contracts	Other non-current assets	0.1	Other current and non-current assets	0.1
	Other current and non-current liabilities	(1.7)	Other current and non-current liabilities	(1.7)
Interest rate contracts	Other non-current assets	0.1	Other non-current assets	1.5
	Other current and non-current liabilities	(14.2)	Other current and non-current liabilities	(19.5)

Total derivatives not designated as hedging instruments		$(15.7)		$(19.9)

The fair values of the derivatives are recorded between Other current and non-current assets and Other current and non-current liabilities as appropriate in the Condensed Consolidated Balance Sheets. As of March 31, 2014, the amounts recorded to Other current assets and Other current liabilities for foreign currency contracts were $0.1 million and ($0.1) million, respectively. The amount recorded to Other non-current assets for commodity contracts was $0.1 million, and the amounts recorded to Other current and non-current liabilities for commodity contracts were ($1.5) million and ($0.2) million, respectively. The amount recorded to Other non-current assets for interest rate contracts was $0.1 million. The amounts recorded to Other current and non-current liabilities for interest rate contracts were ($10.7) million and ($3.5) million, respectively.

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

The impact on the Company’s Condensed Consolidated Statements of Comprehensive Income related to foreign currency and commodity contracts can be found in NOTE J, and the following tabular disclosure describes the location and impact on the Company’s results of operations related to unrealized gain on interest rate derivatives (dollars in millions):

	Three months ended March 31,
	2014	2013
Interest expense	$3.9	$9.2

NOTE H. PRODUCT WARRANTY LIABILITIES

Product warranty liability activities consist of the following (dollars in millions):

	Three months ended March 31,
	2014	2013
Beginning balance	$90.5	$109.7
Payments	(8.4)	(9.9)
Increase in liability (warranty issued during period)	6.3	5.5
Net adjustments to liability	1.9	2.0
Accretion (for Predecessor liabilities)	0.1	0.2

Ending balance	$90.4	$107.5

As of March 31, 2014, the current and non-current liabilities were $32.3 million and $58.1 million, respectively. As of March 31, 2013, the current and non-current liabilities were $35.9 million and $71.6 million, respectively.

NOTE I. DEFERRED REVENUE

As of March 31, 2014, the current and non-current liabilities related to deferred revenue for ETC were $20.1 million and $43.7 million, respectively. As of March 31, 2013, the current and non-current liabilities related to deferred revenue for ETC were $21.0 million and $40.6 million, respectively.

Deferred revenue for ETC activity (dollars in millions):

	Three months ended March 31,
	2014	2013
Beginning balance	$63.6	$63.5
Increases	5.5	3.3
Revenue earned	(5.3)	(5.2)

Ending balance	$63.8	$61.6

Deferred revenue recorded in current liabilities related to unearned net sales for defense contracts as of March 31, 2014 and 2013 was approximately $18.6 million and $0.5 million, respectively. During 2013 and 2014, the Company recorded deferred revenue for payments received from the U.S. government for certain tracked transmissions that were not shipped at the request of the U.S. government.

NOTE J. OTHER EXPENSE, NET

Other expense, net consists of the following (dollars in millions):

	Three months ended March 31,
	2014	2013
Realized loss on derivative contracts (see NOTE G)	$(0.6)	$(0.6)
Grant Program income	0.6	1.2
(Loss) gain on foreign exchange	(0.5)	0.6
Public offering fees and expenses	(0.3)	—
Unrealized gain (loss) on derivative contracts (see NOTE G)	0.2	(1.9)
Impairment loss on investments in technology-related initiatives	—	(2.5)
Other	0.2	0.1

Total	$(0.4)	$(3.1)

During the first quarter of 2014, the Company completed an underwritten secondary public offering of 28,750,000 shares of its common stock held by investment funds affiliated with The Carlyle Group and Onex Corporation (collectively, the “Sponsors”) at a public offering price, less underwriting discounts and commissions, of $29.17 per share. In connection with the offering, the Company repurchased from the underwriters 3,428,179 shares of the 28,750,000 shares at the price paid by the underwriters and subsequently retired those shares.

In 2009, the Company was notified by the U.S. Department of Energy that it was selected to receive matching funds from a grant program funded by the American Recovery and Reinvestment Act for the development of Hybrid manufacturing capacity in the U.S. (the “Grant Program”). All applicable costs associated with the Grant Program have been charged to Engineering — research and development while the Government’s matching reimbursement is recorded to Other expense, net in the Condensed Consolidated Statements of Comprehensive Income. Since inception of the Grant Program, the Company has recorded $46.7 million of Grant Program income to Other expense, net in the Condensed Consolidated Statements of Comprehensive Income.

For the three months ended March 31, 2014 and 2013, the Company recorded $0.0 million and $1.4 million, respectively, as a reduction of the basis of capital assets purchased under the Grant Program. Under the Grant Program, the Company has acquired approximately $7.1 million of assets that have been placed in service, resulting in related depreciation of $0.1 million and $0.1 million for the three months ended March 31, 2014 and 2013, respectively.

NOTE K. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (dollars in millions):

	As of March 31, 2014	As of December 31, 2013
Sales allowances	$30.4	$26.9
Payroll and related costs	27.3	37.6
Defense price reduction reserve	26.2	26.8
Accrued interest payable	18.9	11.2
Derivative liabilities	12.2	20.2
Vendor buyback obligation	12.1	11.8
Taxes payable	7.0	8.6
Research and development payable	4.3	—
Other accruals	8.9	9.2

Total	$147.3	$152.3

NOTE L. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost consist of the following (dollars in millions):

	Pension Plans		Post-retirement Benefits
	Three months ended March 31,		Three months ended March 31,
	2014	2013	2014	2013
Net periodic benefit cost:
Service cost	$3.3	$4.1	$0.5	$0.8
Interest cost	1.3	1.0	1.5	1.5
Expected return on assets	(1.9)	(1.6)	—	—
Prior service cost	0.0	0.0	(0.9)	(0.9)
Loss	—	0.2	(0.2)	—

Net periodic benefit cost	$2.7	$3.7	$0.9	$1.4

NOTE M. INCOME TAXES

For the three months ended March 31, 2014 and 2013, the Company recorded total tax expense of $27.2 million and $16.9 million, respectively. The effective tax rate for the three months ended March 31, 2014 and 2013 was (34.4%) and (38.1%), respectively. The change in the effective rate was principally driven by a 2013 discrete expense item and a prior period statutory change in a state apportionment rate, resulting in a favorable tax benefit being recorded in the first quarter of 2014.

During the first quarter 2014, the Company incurred an ownership change resulting in a limitation on the utilization of the Company’s net operating losses. The Company has reviewed the limitation and determined there is no concern about the Company’s ability to utilize the tax attributes in the future.

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

The Company has determined, based on the evaluation of both objective and subjective evidence available, that the domestic valuation allowance is not necessary and that it is more likely than not that the deferred tax assets are fully realizable. The Company has reached a sustained period of profitability and objectively measured positive evidence outweighed the negative evidence. The Company continues to provide for a valuation allowance on certain of its foreign deferred tax assets.

In accordance with the FASB’s authoritative guidance on accounting for uncertainty in income taxes, the Company recorded a liability of $2.3 million for unrecognized tax benefits related to the 2010 Research & Development Credit as of March 31, 2014 and December 31, 2013. The accounting guidance prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For the year ended December 31, 2013, the return will remain subject to examination by the various taxing authorities for the duration of the applicable statute of limitations (generally three years from the later of the date of filing or the due date of the return).

NOTE N. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table reconciles changes in Accumulated other comprehensive loss (“AOCL”) by component (net of tax, dollars in millions):

	Three months ended
	Available-for- sale securities	Defined benefit pension items	Foreign currency items	Total
AOCL as of December 31, 2012	$2.2	$(36.9)	$(9.2)	$(43.9)

Other comprehensive income before reclassifications	0.1	—	(2.3)	(2.2)
Amounts reclassified from AOCL	—	(0.4)	—	(0.4)

Net current period other comprehensive income	$0.1	$(0.4)	$(2.3)	$(2.6)

AOCL as of March 31, 2013	$2.3	$(37.3)	$(11.5)	$(46.5)

AOCL as of December 31, 2013	$1.1	$(7.9)	$(14.2)	$(21.0)

Other comprehensive income before reclassifications	0.1	—	2.7	2.8
Amounts reclassified from AOCL	—	(0.7)	—	(0.7)

Net current period other comprehensive income	$0.1	$(0.7)	$2.7	$2.1

AOCL as of March 31, 2014	$1.2	$(8.6)	$(11.5)	$(18.9)

The following table shows the location in the Condensed Consolidated Statements of Comprehensive Income affected by reclassifications from AOCL (dollars in millions):

	Amounts reclassified from AOCL		Affected line item in the Condensed Consolidated Statements of Comprehensive Income
	Three months ended
AOCL Components	March 31, 2014	March 31, 2013
Amortization of defined benefit pension items:
Prior service cost	$0.8	$0.7	Cost of sales
	0.1	0.2	Selling, general and administrative
	0.0	—	Engineering – research and development
Actuarial loss	0.2	—	Cost of sales
	0.0	(0.1)	Selling, general and administrative
	0.0	(0.1)	Engineering – research and development

Total reclassifications, before tax	1.1	0.7	Income before income taxes
Income tax expense	(0.4)	(0.3)	Tax expense

Total reclassifications	$0.7	$0.4	Net of tax

Prior service cost and actuarial loss are included in the computation of the Company’s net periodic benefit cost. Please see NOTE L for additional details.

NOTE O. COMMITMENTS AND CONTINGENCIES

Claims, Disputes, and Litigation

The Company is party to various legal actions and administrative proceedings and subject to various claims arising in the ordinary course of business. These proceedings primarily involve commercial claims, product liability claims, personal injury claims and workers’ compensation claims. The Company believes that the ultimate liability, if any, in excess of amounts already provided for in the condensed consolidated financial statements or covered by insurance on the disposition of these matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

NOTE P. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

As of March 31, 2014, the Sponsors owned approximately 39.0% of the Company’s outstanding common stock. Pursuant to an amended and restated stockholders agreement, a majority of the Board of Directors has been designated by the Sponsors and is affiliated with the Sponsors. As a result, the Sponsors or their nominees to the Board of Directors have the ability to control the appointment of management, the entering into of mergers, sales of substantially all of the Company’s assets and other extraordinary transactions and influence amendments to the Company’s certificate of incorporation. The interests of the Sponsors could conflict with those of the Company’s other stockholders. In addition, the Sponsors may in the future own businesses that directly compete with the Company.

Senior Notes Held by Executive Officers

As of March 31, 2014, Lawrence E. Dewey, our Chairman, President and Chief Executive Officer, and David S. Graziosi, our Executive Vice President, Chief Financial Officer and Treasurer held approximately $100,000 and $450,000, respectively, in aggregate principal amount of the 7.125% Senior Notes.

Repurchase of Common Stock held by Sponsors

During the first quarter of 2014, the Company completed an underwritten secondary public offering of 28,750,000 shares of its common stock held by investment funds affiliated with the Sponsors at a public offering price, less underwriting discounts and commissions, of $29.17 per share. In connection with the offering, the Company repurchased from the underwriters 3,428,179 shares of the 28,750,000 shares at the price paid by the underwriters and subsequently retired those shares. The sale by the Sponsors resulted in their ownership falling below fifty percent of our outstanding common stock and the loss of controlled company status under the listing rules of the New York Stock Exchange.

NOTE Q. EARNINGS PER SHARE

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

The following table reconciles the numerators and denominators used to calculate basic EPS and diluted EPS (in millions, except per share data):

	Three months ended March 31,
	2014	2013
Net income	$52.1	$27.5

Weighted average shares of common stock outstanding	182.2	184.7
Dilutive effect stock-based awards	3.7	3.1
Diluted weighted average shares of common stock outstanding	185.9	187.8

Basic earnings per share attributable to common stockholders	$0.29	$0.15

Diluted earnings per share attributable to common stockholders	$0.28	$0.15

NOTE R. SUBSEQUENT EVENTS

On April 14, 2014, ATI entered into an amendment with the term loan lenders under its Senior Secured Credit Facility to refinance approximately $423.5 million of term loan debt due August 7, 2017. The interest rate margin applicable to such refinanced loans is at the Company’s option, either (a) 2.75% over the LIBOR or (b) 1.75% over the greater of the prime lending rate provided by the British Banking Association or the federal funds effective rate published by the Federal Reserve Bank of New York plus 0.50%.

On April 25, 2014, the Company completed an underwritten secondary public offering of 25,000,000 shares of its common stock held by investment funds affiliated with the Sponsors at a public offering price, less underwriting discounts and commissions, of $29.78 per share. After completion of the sale, the Sponsors continued to own a total of approximately 25.2% of the Company’s outstanding common stock.

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

Overview

Allison Transmission Holdings, Inc. and its subsidiaries (“our,” “us,” “we” or “Allison”) design and manufacture fully-automatic transmissions for medium- and heavy-duty commercial vehicles, medium- and heavy-tactical U.S. defense vehicles and hybrid-propulsion systems for transit buses. We generate our net sales primarily from the sale of transmissions, transmission parts, support equipment, defense kits, engineering services and extended transmission coverage to a wide array of original equipment manufacturers (“OEMs”), distributors and the U.S. government. Although approximately 77% of our net sales were generated in North America in 2013, we have a global presence, serving customers in Europe, Asia, South America and Africa. We have 13 different transmission product lines and serve customers through an established network of approximately 1,400 authorized independent distributors and dealers worldwide. Since the introduction of our first fully-automatic transmission over 60 years ago, our products have gained acceptance in a wide variety of applications, including on-highway trucks (distribution, refuse, construction, fire and emergency), buses (primarily school, transit and hybrid-transit), motorhomes, off-highway vehicles and equipment (primarily energy, mining and construction) and defense vehicles (wheeled and tracked).

Recent Developments

On April 14, 2014, we entered into an amendment with the term loan lenders under our Senior Secured Credit Facility to refinance approximately $423.5 million of term loan debt due August 7, 2017. The interest rate margin applicable to such refinanced loans is at our option, either (a) 2.75% over the LIBOR or (b) 1.75% over the greater of the prime lending rate provided by the British Banking Association or the federal funds effective rate published by the Federal Reserve Bank of New York plus 0.50%.

On April 25, 2014, we completed an underwritten secondary public offering of 25,000,000 shares of our common stock held by investment funds affiliated with The Carlyle Group and Onex Corporation (collectively, the “Sponsors”) at a public offering price, less underwriting discounts and commissions, of $29.78 per share. After completion of the sale, the Sponsors continued to own a total of approximately 25.2% of the Company’s outstanding common stock.

Trends Impacting Our Business

Our net sales are driven by commercial vehicle production, which tends to be highly correlated to macroeconomic conditions. According to America’s Commercial Transportation Research, commercial truck and bus production volumes in our North American on-highway markets are projected to grow, but to remain below the 1998-2008 average production levels through 2015. We expect second quarter net sales to be higher than the same period in 2013 principally driven by higher demand in the North America On-Highway, North America Off-Highway and Service Parts, Support Equipment & Other end markets partially offset by previously considered reductions in Defense net sales.

First Quarter Net Sales by End Market (in millions)

End Market	Q1 2014 Net Sales	Q1 2013 Net Sales	% Variance
North America On-Highway	$233	$188	24%
North America Hybrid Propulsion Systems for Transit Bus	$24	$31	(23%)
North America Off-Highway	$12	$8	50%
Defense	$34	$57	(40%)
Outside North America On-Highway	$64	$62	3%
Outside North America Off-Highway	$21	$21	0%
Service Parts, Support Equipment and Other	$106	$90	18%

Total Net Sales	$494	$457	8%

North America On-Highway end market net sales were up 24% for the first quarter 2014 compared to the first quarter 2013, principally driven by higher demand for Rugged Duty Series, Highway Series and Pupil Transport/Shuttle Series models.

North America Hybrid-Propulsion Systems for Transit Bus end market net sales were down 23% for the first quarter 2014 compared to the first quarter 2013, principally driven by lower demand due to engine emissions improvements and non-hybrid alternatives that generally require a fully-automatic transmission (e.g. xNG).

North America Off-Highway end market net sales were up 50% for the first quarter 2014 compared to the first quarter of 2013, principally driven by higher demand from hydraulic fracturing applications.

Defense end market net sales were down 40% for the first quarter 2014 compared to the first quarter 2013, principally driven by previously considered reductions in U.S. defense spending to longer term averages experienced during periods without active conflicts.

Outside North America On-Highway end market net sales were up 3% for the first quarter 2014 compared to the first quarter 2013, reflecting strength in China bus partially offset by weakness in Europe truck due to fourth quarter 2013 Euro VI emissions pre-buy activities.

Outside North America Off-Highway end market net sales were flat for the first quarter 2014 compared to the first quarter 2013, principally due to modestly improved demand conditions in the mining sector offsetting lower demand from the energy sector.

Service parts, support equipment and other end market net sales were up 18% for the first quarter 2014 compared to the first quarter 2013, principally driven by higher demand for global service parts and global On-Highway support equipment commensurate with increased transmission unit volumes.

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

Cost of sales

Our most significant components of cost of sales are purchased parts, the overhead expense related to our manufacturing operations and direct labor associated with the manufacture and assembly of transmissions and parts. For the three months ended March 31, 2014, direct material costs were approximately 69%, overhead costs were approximately 24%, and direct labor costs were approximately 7% of total cost of sales. We are subject to changes in our cost of sales caused by movements in underlying commodity prices. We seek to hedge against this risk by using commodity swap contracts and long-term supply agreements (“LTSAs”). See “Item 3 Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk” included below.

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

	For the three months ended March 31,
(unaudited, in millions)	2014	2013
Net income	$52.1	$27.5
plus:
Interest expense, net	35.1	33.9
Cash interest expense	(29.4)	(30.0)
Income tax expense	27.2	16.9
Cash income taxes	(2.1)	(1.2)
Technology-related investments expense (a)	—	2.5
Public offering expenses (b)	0.3	—
Amortization of intangible assets	24.7	29.9

Adjusted net income	$107.9	$79.5
Cash interest expense	29.4	30.0
Cash income taxes	2.1	1.2
Depreciation of property, plant and equipment	23.3	24.7
Unrealized (gain) loss on foreign exchange (c)	(0.3)	0.6
Unrealized loss on hedge contracts (d)	0.1	1.3
Stock-based compensation (e)	3.3	3.4

Adjusted EBITDA	$165.8	$140.7
Adjusted EBITDA excluding technology-related license expenses (f)	$169.1	$146.7

Net sales	$493.6	$457.4
Adjusted EBITDA margin	33.6%	30.8%
Adjusted EBITDA margin excluding technology-related license expenses (f)	34.3%	32.1%
Net cash provided by operating activities	$98.6	$54.7
(Deductions) or additions to reconcile to Adjusted free cash flow:
Additions of long-lived assets	(11.1)	(12.6)
Technology-related license expenses (f)	3.3	6.0

Adjusted free cash flow	$90.8	$48.1

(a)	Represents an impairment charge (recorded in Other expense, net) for investments in co-development agreements to expand our position in transmission technologies.
(b)	Represents fees and expenses (recorded in Other expense, net) related to our secondary offering in February 2014.
(c)	Represents (gains) losses (recorded in Other expense, net) on the mark-to-market of our foreign currency hedge contracts.
(d)	Represents losses (recorded in Other expense, net) on the mark-to-market of our commodity hedge contracts.
(e)	Represents employee stock compensation expense (recorded in Cost of sales, Selling, general and administrative expenses, and Engineering – research and development).
(f)	Represents payments (recorded in Engineering – research and development) for licenses to expand our position in transmission technologies.

Results of Operations

The following table sets forth certain financial information for the three months ended March 31, 2014 and 2013. The following table and discussion should be read in conjunction with the information contained in our condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Comparison of three months ended March 31, 2014 and 2013

	Three months ended March 31,
(unaudited, dollars in millions)	2014	% of net sales	2013	% of net sales
Net sales	$493.6	—	$457.4	—
Gross profit	222.5	45.1%	198.3	43.4%
Operating expenses:
Selling, general and administrative expenses	83.2	16.8	87.9	19.2
Engineering — research and development	24.5	5.0	29.0	6.4
Total operating expenses	107.7	21.8	116.9	25.6

Operating income	114.8	23.3	81.4	17.8
Other expense, net:
Interest expense, net	(35.1)	(7.1)	(33.9)	(7.4)
Other expense, net	(0.4)	(0.1)	(3.1)	(0.7)

Total other expense, net	(35.5)	(7.2)	(37.0)	(8.1)

Income before income taxes	79.3	16.1	44.4	9.7
Income tax expense	(27.2)	(5.5)	(16.9)	(3.7)

Net income	$52.1	10.6%	$27.5	6.0%

Net sales.

Net sales for the quarter ended March 31, 2014 were $493.6 million compared to $457.4 million for the quarter ended March 31, 2013, an increase of 7.9%. The increase was principally driven by a $47.0 million, or 19%, increase in net sales of global on-highway commercial products driven by higher demand from North America Rugged Duty Series, Highway Series and Pupil Transport/Shuttle Series models, a $16.0 million, or 18%, increase in net sales of parts and other products, and a $4.0 million, or 50%, increase in net sales of North America off-highway products driven by higher demand from natural gas fracturing applications, partially offset by a $23.0 million, or 40%, decrease in net sales of defense products due to lower U.S. defense spending and a $7.0 million, or 23%, decrease in net sales of North America hybrid-propulsion systems for transit buses primarily driven by lower demand due to engine emissions improvements and non-hybrid alternatives that generally require a fully-automatic transmission (e.g. xNG). See “Trends Impacting Our Business” above for additional information on net sales by end markets.

Gross profit.

Gross profit for the quarter ended March 31, 2014 was $222.5 million compared to $198.3 million for the quarter ended March 31, 2013, an increase of 12.2%. The increase was principally driven by $24.0 million related to increased net sales, $2.0 million of favorable material costs and $2.0 million of favorable foreign exchange, partially offset by $4.0 million of higher manufacturing expense commensurate with increased net sales.

Selling, general and administrative expenses.

Selling, general and administrative expenses for the quarter ended March 31, 2014 were $83.2 million compared to $87.9 million for the quarter ended March 31, 2013, a decrease of 5.3%. The decrease was principally driven by $5.2 million of lower intangible asset amortization, partially offset by increased global commercial spending activities.

Engineering — research and development.

Engineering expenses for the quarter ended March 31, 2014 were $24.5 million compared to $29.0 million for the quarter ended March 31, 2013, a decrease of 15.5%. The decrease was principally driven by $3.2 million of lower technology-related license expense to expand our position in transmission technologies and reduced product initiatives spending.

Interest expense, net.

Interest expense, net for the quarter ended March 31, 2014 was $35.1 million compared to $33.9 million for the quarter ended March 31, 2013, an increase of 3.5%. The increase was principally driven by $5.3 million of less favorable mark-to-market adjustments for our interest rate derivatives, partially offset by $1.3 million of lower interest expense as a result of debt repayments and purchases, $1.1 million of lower amortization of deferred financing charges, $1.1 million of lower interest expense related to our interest rate swaps and $0.6 million of lower expense as a result of lower interest rates on ATI’s Senior Secured Credit Facility Term B-2 Loan due 2017 (“Term B-2 Loan”) and ATI’s Senior Secured Credit Facility Term B-3 Loan due 2019 (“Term B-3 Loan”).

Other expense, net.

Other expense, net for the quarter ended March 31, 2014 was $0.4 million compared to $3.1 million for the quarter ended March 31, 2013, a decrease of 87.1%. The decrease in expense was principally driven by $2.1 million of lower expenses related to unrealized losses on derivative contracts, a $2.5 million loss in 2013 on investments in technology-related initiatives and $0.1 million of higher miscellaneous income, partially offset by $1.1 million of unfavorable foreign exchange, $0.6 million of lower Grant Program income and $0.3 million of public offering fees and expenses.

Income tax expense.

Income tax expense for the first quarter of 2014 was $27.2 million resulting in an effective tax rate of 34.4% versus an effective tax rate of 38.1% in the first quarter of 2013. The change in the effective tax rate of 370 basis points was principally driven by a $1.0 million 2013 discrete expense item and a prior period statutory change in a state apportionment rate, resulting in a favorable tax benefit of ($1.5) million being recorded in the first quarter of 2014. Without the prior period adjustment in the state apportionment rate, we would have experienced an effective tax rate of 36.2%.

Liquidity and Capital Resources

We generate cash primarily from our operating activities. We had total available cash and cash equivalents of $159.9 million and $184.7 million as of March 31, 2014 and December 31, 2013, respectively. Of the available cash and cash equivalents, approximately $144.9 million and $179.7 million was deposited in operating accounts while approximately $15.0 million and $5.0 million was invested in U.S. government backed securities as of March 31, 2014 and December 31, 2013, respectively.

In the first quarter of 2014, we increased the revolving commitments available under the revolving portion of the Senior Secured Credit Facility to $465.0 million, net of an allowance for up to $75.0 million in outstanding letters of credit commitments. We had $453.0 million and $395.0 million available under the revolving portion of our Senior Secured Credit Facility (defined as the Term B-2 Loan, Term B-3 Loan and revolving credit facility), net of approximately $12.0 million and $15.0 million in letters of credit issued and outstanding as of March 31, 2014 and December 31, 2013, respectively. Throughout the three months ended March 31, 2014, we did not make any withdrawals on the revolving credit facility. As of March 31, 2014 and December 31, 2013, we had no outstanding borrowings on our revolving credit facility.

Our principal uses of cash are operating expenses, capital expenditures, debt service, dividends on common stock and working capital needs. The following table shows our sources and uses of funds for the three months ended March 31, 2014 and 2013 (in millions):

	Three months ended March 31,
Statement of Cash Flows Data	2014	2013
Cash flows from operating activities	$98.6	$54.7
Cash flows used for investing activities	(15.1)	(19.1)
Cash flows (used for) provided by financing activities	(105.7)	2.1

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

Cash provided by operating activities

Operating activities for the three months ended March 31, 2014 generated $98.6 million of cash compared to $54.7 million for the three months ended March 31, 2013. The increase was principally driven by increased net sales, higher 2013 payments related to technology-related licenses and higher other liabilities, net, partially offset by lower accounts payable and higher accounts receivable commensurate with increased net sales.

Cash used for investing activities

Investing activities for the three months ended March 31, 2014 used $15.1 million of cash compared to $19.1 million for the three months ended March 31, 2013. The decrease was principally driven by $2.5 million of higher 2013 investments in technology-related initiatives and a decrease of $1.5 million in capital expenditures. The decrease in capital expenditures was principally driven by lower product initiatives spending, partially offset by increased investments in productivity and replacement programs.

Cash used for financing activities

Financing activities for the three months ended March 31, 2014 used $105.7 million of cash compared to providing $2.1 million of cash for the three months ended March 31, 2013. The increased use of cash was principally driven by $100.0 million related to the repurchase of our common stock in connection with the February 2014 secondary offering by our Sponsors and $10.6 million of increased dividend payments.

Our liquidity requirements are significant, primarily due to our debt service requirements. A one-eighth percent change in assumed interest rates for the Senior Secured Credit Facility, if fully drawn, as of March 31, 2014 would have no impact on interest expense due to the 1.00% LIBOR floor on our Term B-3 Loan and partial offset of our interest rate swaps. Our ability to make payments on and to refinance our indebtedness, and to fund planned capital expenditures will depend on our ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control.

The revolving portion of the Senior Secured Credit Facility requires us to maintain a specified maximum total senior secured leverage ratio of 5.50x when revolving loan commitments remain outstanding at the end of a fiscal quarter. On March 12, 2014, however, the revolving lenders holding a majority of the revolving loan commitments permanently waived and agreed that no event of default would result from any non-compliance so long as there were no revolving loans outstanding as of the last day of any fiscal quarter. As of March 31, 2014, the Company had no revolving loans outstanding, however the Company would have been in compliance with the maximum total senior secured leverage ratio, achieving a 3.14x ratio. Additionally within the terms of the Senior Secured Credit Facility, a senior secured leverage ratio at or below 3.50x results in the elimination of excess cash flow payments on the Senior Secured Credit Facility for the applicable year. The Senior Secured Credit Facility also provides certain financial incentives based on our total leverage ratio. A total leverage ratio at or below 4.00x results in a 25 basis point reduction to the applicable margin on our revolving credit facility, and a total leverage ratio at or below 3.50x results in a 12.5 basis point reduction to the revolving credit facility commitment fee and an additional 25 basis point reduction to the applicable margin on our revolving credit facility. A total leverage ratio at or below 3.25x results in a 25 basis point reduction to the applicable margin on our Term B-3 Loan. These reductions would remain in effect as long as we achieve a total leverage ratio at or below the related threshold. As of March 31, 2014, the total leverage ratio was 3.86x.

In addition to the maximum total senior secured leverage ratio for the revolving portion of the Senior Secured Credit Facility, the Senior Secured Credit Facility and the indenture governing the 7.125% Senior Notes include, among other things, customary restrictions (subject to certain exceptions) on our ability to incur certain indebtedness or liens, make certain investments or declare or pay certain dividends. As of March 31, 2014, we are in compliance with all covenants under the Senior Secured Credit Facility.

Prior to May 15, 2015, we may redeem some or all of our 7.125% Senior Notes by paying the applicable “make-whole” premium. At any time on or after May 15, 2015, we may redeem some or all of the 7.125% Senior Notes at specified redemption prices in the governing indenture.

To manage interest rate risk associated with our variable rate debt, we currently have eleven interest rate swap contracts as of March 31, 2014 that qualify as derivatives under authoritative accounting guidance for derivative instruments and hedging activities. Our interest rate swaps do not qualify for hedge accounting treatment and, as a result, fair value adjustments are charged directly to interest expense in the Condensed Consolidated Statements of Comprehensive Income. Despite the fact that we have elected a mark-to-market approach as opposed to hedge accounting treatment, the contracts are used strictly as an economic hedge and not for speculative purposes.

As of March 31, 2014, certain of our interest rate derivatives contain credit-risk and collateral contingent features. Certain interest rate derivatives contain provisions under which downgrades in our credit rating could require us to increase our collateral. Certain interest rate derivatives also contain provisions under which we may be required to post additional collateral if LIBOR reaches certain levels. As of March 31, 2014, we have been required to post collateral of $2.0 million in cash and $2.0 million in letters of credit as a result of changes in interest rates. We may be required to post additional collateral until the LIBOR curve reaches zero.

Assuming all collateral contingent features remain the same, a 1% increase or decrease in the LIBOR interest rate curve as of March 31, 2014 would reduce our collateral requirement by approximately $0.6 million or increase our collateral requirement by approximately $0.6 million, respectively, in a combination of cash and letters of credit.

Contingencies

We are a party to various legal actions and administrative proceedings and subject to various claims arising in the ordinary course of business, including those relating to commercial transactions, product liability, safety, health, taxes, environmental and other matters. For more information, see NOTE O of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Significant Accounting Estimates

Our principal accounting policies are described in the “Basis of Presentation and Principles of Consolidation” section in the notes to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission on February 24, 2014. The preparation of the condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the applicable reporting period. Differences between actual and estimate are recorded in the period identified. Management believes the accounting estimates discussed above represent those accounting estimates requiring the exercise of judgment where a different set of judgments could result in the greatest changes to our reported results.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

Refer to NOTE B, “Summary of Significant Accounting Policies” in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Certain Relationships and Related Party Transactions

As of March 31, 2014, our Sponsors each owned approximately 19.5% of our outstanding common stock. Pursuant to an amended and restated stockholders agreement, a majority of the Board of Directors has been designated by our Sponsors and is affiliated with our Sponsors. As a result, our Sponsors or their nominees to the Board of Directors have the ability to control the appointment of our management, the entering into of mergers, sales of substantially all of our assets and other extraordinary transactions and influence amendments to our certificate of incorporation. The interests of our Sponsors could conflict with those of our other stockholders. In addition, our Sponsors may in the future own businesses that directly compete with ours.

Repurchase of Common Stock held by Sponsors

During the first quarter of 2014, we completed a secondary offering of 28,750,000 shares of our common stock held by investment funds affiliated with the Sponsors to the underwriters in the public offering at the public offering price, less the underwriting discounts and commissions, or $29.17 per share. We received no proceeds from the sale. In connection with the offering, we repurchased from the underwriters 3,428,179 shares of the 28,750,000 shares at the price paid by the underwriters and subsequently retired those shares.

Senior Notes Held by Executive Officers

As of March 31, 2014, Lawrence E. Dewey, our Chairman, President and Chief Executive Officer, and David S. Graziosi, our Executive Vice President, Chief Financial Officer and Treasurer, held approximately $100,000 and $450,000, respectively, in aggregate principal amount of the 7.125% Senior Notes.

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

Important factors that could cause actual results to differ materially from our expectations are disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission on February 24, 2014. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements as well as other cautionary statements that are made from time to time in our public communications. You should evaluate all forward-looking statements made in this Quarterly Report on Form 10-Q in the context of these risks and uncertainties.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk consists of changes in interest rates, foreign currency rate fluctuations and movements in commodity prices.

Interest Rate Risk

We are subject to interest rate market risk in connection with a portion of our long-term debt. Our principal interest rate exposure relates to outstanding amounts under our Senior Secured Credit Facility. Our Senior Secured Credit Facility provides for variable rate borrowings of up to $2,657.2 million including $453.0 million under our revolving credit facility, net of $12.0 million of letters of credit. A one-eighth percent change in assumed interest rates for the Senior Secured Credit Facility, if fully drawn, as of March 31, 2014 would have no impact on interest expense due to the 1.00% LIBOR floor on our Term B-3 Loan and partial offset of our interest rate swaps. As of March 31, 2014, we had no outstanding borrowings against the revolving credit facility.

From time to time, we enter into interest rate swap agreements to hedge our variable interest rate debt. Below is a list of our interest rate swaps as of March 31, 2014:

	Counterparty	Effective Date	Notional Amount (in millions)	LIBOR Fixed Rate
Interest Rate Swap H	Barclays Capital	Aug 2011-Aug 2014	$350.0	3.75%
Interest Rate Swap I	Deutsche Bank	Aug 2011-Aug 2014	$350.0	3.77%
Interest Rate Swap J	UBS	Aug 2013-Aug 2014	$125.0	2.96%
Interest Rate Swap K	UBS	Aug 2013-Aug 2014	$125.0	3.05%
Interest Rate Swap L	Barclays	Aug 2016-Aug 2019	$75.0	3.44	%*
Interest Rate Swap M	JP Morgan	Aug 2016-Aug 2019	$100.0	3.43	%*
Interest Rate Swap N	Bank of America	Aug 2016-Aug 2019	$75.0	3.37	%*
Interest Rate Swap O	Deutsche Bank	Aug 2016-Aug 2019	$75.0	3.19	%*
Interest Rate Swap P	Barclays	Aug 2016-Aug 2019	$75.0	3.08	%*
Interest Rate Swap Q	Barclays	Aug 2016-Aug 2019	$50.0	2.99	%*
Interest Rate Swap R	Deutsche Bank	Aug 2016-Aug 2019	$50.0	2.98	%*

*	include LIBOR floor of 1.00%

In certain circumstances, we and the counterparty are required to provide additional collateral under these swaps. We are exposed to increased interest expense if a counterparty defaults. Refer to NOTE F and NOTE G of the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Exchange Rate Risk

While our net sales and costs are denominated primarily in U.S. Dollars, net sales, costs, assets and liabilities are generated in other currencies including Japanese Yen, Euro, Indian Rupee, Brazilian Real, Chinese Yuan Renminbi, Canadian Dollar and Hungarian Forint. The expansion of our business outside North America may further increase the risk that cash flows resulting from these activities may be adversely affected by changes in currency exchange rates. As of March 31, 2014, we hold hedging contracts in the Japanese Yen, which are intended to hedge either known or forecasted cash flow payments denominated in the currency. We do not hold financial instruments for trading or speculative purposes.

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

Commodity Price Risk

We are subject to changes in our cost of sales caused by movements in underlying commodity prices. Approximately two-thirds of our cost of sales consists of purchased components with significant raw material content. A substantial portion of the purchased parts are made of aluminum and steel. The cost of aluminum parts include an adjustment factor on future purchases for fluctuations in aluminum prices based on accepted industry indices. In addition, a substantial amount of steel-based contracts also include an index-based component. As our costs change, we are able to pass through a portion of the changes in commodity prices to certain of our customers according to our LTSAs. We historically have not entered into long-term purchase contracts related to the purchase of aluminum and steel. We currently hold financial forward contracts that are intended to hedge forecasted aluminum purchases. Based on our forecasted demand for 2014, 2015 and 2016, as of March 31, 2014, the hedge contracts cover approximately 44%, 28% and 2% of our aluminum requirements, respectively. We do not hold financial instruments for trading or speculative purposes.

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

From time to time, we are a party to various legal actions in the normal course of our business, including those related to commercial transactions, product liability, safety, health, taxes, environmental and other matters. See NOTE O in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

There have been no material changes from our risk factors as previously reported in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission on February 24, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of common stock settled during the three month period ended March 31, 2014:

	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans
January 2014	—	—	—	—
February 2014	3,428,179	$29.17	—	—
March 2014	—	—	—	—

Total	3,428,179	$29.17	—	—

*	On February 28, 2014, upon the completion of an offering by the Sponsors of 28,750,000 shares, we repurchased from the underwriter in the offering approximately $100.0 million, or 3,428,179 shares, of our common stock sold by the Sponsors in the offering at a price per share equal to the price at which the underwriter purchased such shares from the Sponsors in the offering.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Description

10.35	Consent Agreement to the Credit Agreement, dated as of March 12, 2014, among Allison Transmission Holdings, Inc., Allison Transmission, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties thereto as Lenders, Citicorp North America, Inc., as Administrative Agent, and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 14, 2014)

10.36	Amendment No. 10 to the Credit Agreement, dated as of April 14, 2014, among Allison Transmission Holdings, Inc., Allison Transmission, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties thereto as Lenders, Citicorp North America, Inc., as Administrative Agent and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 15, 2014)

10.37	Employment Agreement between Allison Transmission, Inc. and Lawrence E. Dewey, dated as of April 15, 2014 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed April 15, 2014)*

10.38	Employment Agreement between Allison Transmission, Inc. and David S. Graziosi, dated as of April 15, 2014 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed April 15, 2014)*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document+

101.SCH	XBRL Taxonomy Extension Schema Document+

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document+

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document+

101.LAB	XBRL Taxonomy Extension Label Linkbase Document+

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document+

*	Indicates a management contract or compensatory plan or arrangement.
+	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 30, 2014	ALLISON TRANSMISSION HOLDINGS, INC.

	By:	/s/ Lawrence E. Dewey
	Name:	Lawrence E. Dewey
	Title:	Chairman, President and Chief Executive Officer

Date: April 30, 2014	By:	/s/ David S. Graziosi
	Name:	David S. Graziosi
	Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Accounting Officer)