Form 10-Q
period 2014-06-30
Allison Transmission Holdings Inc
filed 2014-07-25
CIK 1411207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 14, 2014, there were 176,685,429 shares of Common Stock and 1,185 shares of Non-voting Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM  1. Financial Statements

Allison Transmission Holdings, Inc.

Condensed Consolidated Balance Sheets

(unaudited, dollars in millions, except share data)

	June 30, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$126.7	$184.7
Accounts receivables — net of allowance for doubtful accounts of $0.6 and $0.4	227.0	175.1
Inventories	169.5	160.4
Deferred income taxes, net	94.9	58.1
Other current assets	29.4	28.6

Total Current Assets	647.5	606.9
Property, plant and equipment, net	538.2	563.4
Intangible assets, net	1,561.4	1,610.8
Goodwill	1,941.0	1,941.0
Deferred income taxes, net	1.1	1.1
Other non-current assets	82.7	89.4

TOTAL ASSETS	$4,771.9	$4,812.6

LIABILITIES
Current Liabilities
Accounts payable	$174.4	$150.4
Product warranty liability	23.2	37.4
Current portion of long-term debt	17.9	17.9
Deferred revenue	22.0	29.2
Other current liabilities	140.8	152.3

Total Current Liabilities	378.3	387.2
Product warranty liability	63.5	53.1
Deferred revenue	47.1	43.2
Long-term debt	2,651.5	2,660.4
Deferred income taxes	165.8	76.2
Other non-current liabilities	171.7	153.7

TOTAL LIABILITIES	3,477.9	3,373.8
Commitments and contingencies (see NOTE O)

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 1,880,000,000 shares authorized, 176,577,025 and 183,375,436 shares issued and outstanding	1.8	1.8
Non-voting common stock, $0.01 par value, 20,000,000 shares authorized, 1,185 shares issued and outstanding	0.0	0.0
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Paid in capital	1,598.0	1,631.8
Accumulated deficit	(286.7)	(173.8)
Accumulated other comprehensive loss, net of tax	(19.1)	(21.0)

TOTAL STOCKHOLDERS’ EQUITY	1,294.0	1,438.8

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$4,771.9	$4,812.6

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited, dollars in millions, except share data)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net sales	$536.1	$512.1	$1,029.7	$969.5
Cost of sales	297.6	286.0	568.7	545.1

Gross profit	238.5	226.1	461.0	424.4
Selling, general and administrative expenses	85.1	85.6	168.3	173.5
Engineering — research and development	21.2	22.8	45.7	51.8

Operating income	132.2	117.7	247.0	199.1
Interest income	0.2	0.2	0.4	0.4
Interest expense	(36.8)	(33.5)	(72.1)	(67.6)
Other expense, net	(0.9)	(2.6)	(1.3)	(5.7)

Income before income taxes	94.7	81.8	174.0	126.2
Income tax expense	(37.5)	(31.3)	(64.7)	(48.2)

Net income	$57.2	$50.5	$109.3	$78.0

Basic earnings per share attributable to common stockholders	$0.32	$0.27	$0.61	$0.42

Diluted earnings per share attributable to common stockholders	$0.31	$0.26	$0.59	$0.41

Dividends declared per common share	$0.12	$0.12	$0.24	$0.18

Comprehensive income	$57.0	$44.0	$111.2	$68.9

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited, dollars in millions)

	Six months ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$109.3	$78.0
Add (deduct) items included in net income not using (providing) cash:
Amortization of intangible assets	49.4	55.0
Depreciation of property, plant and equipment	47.4	49.7
Deferred income taxes	61.7	49.0
Unrealized gain on derivatives	(8.0)	(15.7)
Stock-based compensation	7.3	7.7
Excess tax benefit from stock-based compensation	(7.8)	(7.0)
Amortization of deferred financing costs	4.3	4.7
Impairment loss on investment in technology-related initiatives	—	2.5
Other	0.2	(0.2)
Changes in assets and liabilities:
Accounts receivable	(52.0)	(44.2)
Inventories	(8.8)	(7.8)
Accounts payable	24.0	35.6
Other assets and liabilities	15.0	(22.9)

Net cash provided by operating activities	242.0	184.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of long-lived assets	(22.7)	(25.8)
Investments in technology-related initiatives	(3.8)	(6.3)
Collateral for interest rate derivatives	1.7	1.3
Proceeds from disposal of assets	0.1	0.2

Net cash used for investing activities	(24.7)	(30.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(249.8)	—
Dividend payments	(43.4)	(33.4)
Proceeds from exercise of stock options	22.4	25.2
Payments on long-term debt	(8.9)	(11.8)
Excess tax benefit from stock-based compensation	7.8	7.0
Taxes paid related to net share settlement of equity awards	(0.2)	(3.1)
Debt financing fees	(1.0)	(1.6)

Net cash used for financing activities	(273.1)	(17.7)
Effect of exchange rate changes on cash	(2.2)	11.1

Net (decrease) increase in cash and cash equivalents	(58.0)	147.2
Cash and cash equivalents at beginning of period	184.7	80.2

Cash and cash equivalents at end of period	$126.7	$227.4

Supplemental disclosures:
Interest paid	$68.6	$79.6
Income taxes paid	$3.1	$3.0

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

NOTE B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements as of and for the three and six months ended June 30, 2014 and 2013 have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the condensed consolidated financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. The information herein reflects all normal recurring material adjustments, which are, in the opinion of management, necessary for the fair statement of the results for the periods presented. The condensed consolidated financial statements herein consist of all wholly-owned domestic and foreign subsidiaries with all significant intercompany transactions eliminated.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued authoritative accounting guidance on a company’s accounting for revenue from contracts with customers. The guidance applies to all companies that enter into contracts with customers to transfer goods, service or nonfinancial assets. The guidance requires these companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires improved disclosures regarding the nature, timing, amount and uncertainty of revenue that is recognized. The guidance is effective prospectively for fiscal years beginning after December 15, 2016. Management is currently assessing the potential impact of the adoption of this guidance on the Company’s consolidated financial statements.

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

NOTE C. INVENTORIES

Inventories consisted of the following components (dollars in millions):

	June 30, 2014	December 31, 2013
Purchased parts and raw materials	$86.4	$79.7
Work in progress	8.0	5.7
Service parts	45.4	45.8
Finished goods	29.7	29.2

Total inventories	$169.5	$160.4

Inventory components shipped to third parties, primarily cores, parts to re-manufacturers, and parts to contract manufacturers, in which the Company has an obligation to buy back, are included in purchased parts and raw materials, with an offsetting liability in Other current liabilities.

NOTE D. GOODWILL AND OTHER INTANGIBLE ASSETS

As of June 30, 2014 and December 31, 2013, the carrying amount of the Company’s Goodwill was $1,941.0 million. The following presents a summary of other intangible assets (dollars in millions):

	June 30, 2014			December 31, 2013
	Intangible assets, gross	Accumulated amortization	Intangible assets, net	Intangible assets, gross	Accumulated amortization	Intangible assets, net
Other intangible assets:
Trade name	$870.0	$—	$870.0	$870.0	$—	$870.0
Customer relationships — defense	62.3	(26.1)	36.2	62.3	(24.4)	37.9
Customer relationships — commercial	831.8	(400.9)	430.9	831.8	(374.9)	456.9
Proprietary technology	476.3	(262.9)	213.4	476.3	(243.9)	232.4
Non-compete agreement	17.3	(12.0)	5.3	17.3	(11.1)	6.2
Patented technology — defense	28.2	(22.9)	5.3	28.2	(21.2)	7.0
Tooling rights	4.5	(4.2)	0.3	4.5	(4.1)	0.4
Patented technology — commercial	260.6	(260.6)	—	260.6	(260.6)	—

Total	$2,551.0	$(989.6)	$1,561.4	$2,551.0	$(940.2)	$1,610.8

As of June 30, 2014 and December 31, 2013, the net carrying value of our Goodwill and other intangibles was $3,502.4 million and $3,551.8 million, respectively.

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

Level 3 — Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At each balance sheet date, the Company performs an analysis of all instruments subject to authoritative accounting guidance and includes, in Level 3, all of those whose fair value is based on significant unobservable inputs. As of June 30, 2014 and December 31, 2013, the Company did not have any Level 3 financial assets or liabilities.

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

The Company’s valuation techniques used to calculate the fair value of cash and cash equivalents, available-for-sale securities, assets held in the rabbi trust and the deferred compensation obligation represent a market approach in active markets for identical assets that qualifies as Level 1 in the fair value hierarchy. The Company’s valuation techniques used to calculate the fair value of derivative instruments represent a market approach with observable inputs that qualify as Level 2 in the fair value hierarchy.

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

The following table summarizes the fair value of the Company’s financial assets and (liabilities) as of June 30, 2014 and December 31, 2013 (dollars in millions):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		TOTAL
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Cash and cash equivalents	$126.7	$184.7	$—	$—	$126.7	$184.7
Available-for-sale securities	11.2	8.2	—	—	11.2	8.2
Rabbi trust assets	2.7	1.3	—	—	2.7	1.3
Deferred compensation obligation	(2.7)	(1.3)	—	—	(2.7)	(1.3)
Derivative assets	—	—	0.4	1.6	0.4	1.6
Derivative liabilities	—	—	(12.2)	(21.4)	(12.2)	(21.4)

Total	$137.9	$192.9	$(11.8)	$(19.8)	$126.1	$173.1

Of the available Cash and cash equivalents, approximately $125.7 million and $179.7 million was deposited in operating accounts while approximately $1.0 million and $5.0 million was invested in U.S. government backed securities as of June 30, 2014 and December 31, 2013, respectively.

NOTE F. DEBT

Long-term debt and maturities are as follows (dollars in millions):

	June 30, 2014	December 31, 2013
Long-term debt:
Senior Secured Credit Facility Term B-2 Loan, variable, due 2017	$423.5	$423.5
Senior Secured Credit Facility Term B-3 Loan, variable, due 2019	1,774.6	1,783.5
Senior Notes, fixed 7.125%, due 2019	471.3	471.3

Total long-term debt	2,669.4	2,678.3
Less: current maturities of long-term debt	17.9	17.9

Total long-term debt less current portion	$2,651.5	$2,660.4

As of June 30, 2014, the Company had $423.5 million of indebtedness associated with Allison Transmission, Inc.’s (“ATI”), the Company’s wholly-owned subsidiary, Senior Secured Credit Facility Term B-2 Loan due 2017 (“Term B-2 Loan”) and $1,774.6 million of indebtedness associated with ATI’s Senior Secured Credit Facility Term B-3 Loan due 2019 (“Term B-3 Loan”) (together the Term B-2 Loan, Term B-3 Loan and revolving credit facility defined as the “Senior Secured Credit Facility”). The Company also had indebtedness of $471.3 million of ATI’s 7.125% senior cash pay notes due May 2019 (“7.125% Senior Notes”).

The fair value of the Company’s long-term debt obligations as of June 30, 2014 was $2,705.8 million. The fair value is based on quoted Level 1 market prices of the Company’s debt as of June 30, 2014. It is not expected that the Company would be able to repurchase a significant amount of its debt at these levels. The difference between the fair value and carrying value of the long-term debt is driven primarily by trends in the financial markets.

Senior Secured Credit Facility

The Senior Secured Credit Facility is collateralized by a lien on substantially all assets of the Company including all of ATI’s capital stock and all of the capital stock or other equity interest held by the Company, ATI and each of the Company’s existing and future U.S. subsidiary guarantors (subject to certain limitations for equity interests of foreign subsidiaries and other exceptions set forth in the terms of the Senior Secured Credit Facility). In the second quarter of 2014, ATI entered into an amendment with the term loan lenders under its Senior Secured Credit Facility to refinance Term B-2 Loan. The interest rate margin applicable to such refinanced loan is at the Company’s option, either (a) 2.75% over the LIBOR or (b) 1.75% over the greater of the prime lending rate provided by the British Banking Association or the federal funds effective rate published by the Federal Reserve Bank of New York plus 0.50%. The Company recorded $0.3 million of new deferred financing fees in the condensed consolidated financial statements. Interest on the Term B-3 Loan, as of June 30, 2014, is equal to the LIBOR (which may not be less than 1.00%) plus 2.75% based on the Company’s total leverage ratio. As of June 30, 2014, these rates were approximately 2.91% and 3.75% on the Term B-2 Loan and Term B-3 Loan, respectively, and the weighted average rate on the Senior Secured Credit Facility was approximately 3.59%. The Senior Secured Credit Facility requires minimum quarterly principal payments on the Term B-2 Loan and Term B-3 Loan as well as prepayments from certain net cash proceeds of non-ordinary course asset sales and casualty and condemnation events and from a percentage of excess cash flow, if applicable. Due to voluntary prepayments, the Company has fulfilled all Term B-2 Loan required quarterly payments through its maturity date of 2017. The minimum required quarterly principal payment on the Term B-3 Loan is $4.5 million and remains through its maturity date of 2019. As of June 30, 2014, there had been no payments required for certain net cash proceeds of non-ordinary course asset sales and casualty and condemnation events. The remaining principal balance on each loan is due upon maturity.

The Senior Secured Credit Facility also provides for revolving credit borrowings. In the first quarter of 2014, ATI increased the revolving commitments available under the revolving portion of the Senior Secured Credit Facility to $465.0 million, net of an allowance for up to $75.0 million in outstanding letters of credit commitments. The increase was treated as a modification of debt under GAAP, and thus the Company recorded $0.6 million of new deferred financing fees in the condensed consolidated financial statements. Throughout the six months ended June 30, 2014, the Company made one withdrawal and payment on the revolving credit facility as part of its debt management plans. The maximum amount outstanding at any time on the revolving credit facility was $40.0 million, and the entire balance was repaid within the quarter it was borrowed. As of June 30, 2014, the Company had $453.0 million available under the revolving credit facility, net of $12.0 million in letters of credit. Revolving credit borrowings bear interest at a variable base rate plus an applicable margin based on the Company’s total leverage ratio. As of June 30, 2014, this rate would have been between approximately 2.16% and 4.25%. In addition, there is an annual commitment fee, based on the Company’s total leverage ratio, which as of June 30, 2014, was equal to 0.375% of the average unused revolving credit borrowings available under the Senior Secured Credit Facility. Revolving credit borrowings are payable at the option of the Company throughout the term of the Senior Secured Credit Facility with the balance due in January 2019.

The revolving portion of the Senior Secured Credit Facility requires the Company to maintain a specified maximum total senior secured leverage ratio of 5.50x when revolving loan commitments remain outstanding at the end of a fiscal quarter. On March 12, 2014, however, the revolving lenders holding a majority of the revolving loan commitments permanently waived and agreed that no event of default would result from any non-compliance so long as there were no revolving loans outstanding as of the last day of any fiscal quarter. As of June 30, 2014, the Company had no revolving loans outstanding, however the Company would have been in compliance with the maximum total senior secured leverage ratio, achieving a 3.11x ratio. Additionally within the terms of the Senior Secured Credit Facility, a senior secured leverage ratio at or below 3.50x results in the elimination of excess cash flow payments on the Senior Secured Credit Facility for the applicable year. The Senior Secured Credit Facility also provides certain financial incentives based on our total leverage ratio. A total leverage ratio at or below 4.00x results in a 25 basis point reduction to the applicable margin on the revolving credit facility, and a total leverage ratio at or below 3.50x results in a 12.5 basis point reduction to the revolving credit facility commitment fee and an additional 25 basis point reduction to the applicable margin on the revolving credit facility. A total leverage ratio at or below 3.25x results in a 25 basis point reduction to the applicable margin on our Term B-3 Loan. These reductions would remain in effect as long as the Company achieves a total leverage ratio at or below the related threshold. As of June 30, 2014, the total leverage ratio was 3.82x.

In addition, the Senior Secured Credit Facility, among other things, includes customary restrictions (subject to certain exceptions) on the Company’s ability to incur certain indebtedness, grant certain liens, make certain investments or declare or pay certain dividends. As of June 30, 2014, the Company is in compliance with all covenants under the Senior Secured Credit Facility.

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

Interest Rate

The Company is subject to interest rate risk related to the Senior Secured Credit Facility and enters into interest rate swap contracts that are based on the LIBOR to manage a portion of this exposure. The Company has not elected hedge accounting treatment for these derivatives, and as a result, fair value adjustments are charged directly to Interest expense in the Condensed Consolidated Statements of Comprehensive Income. A summary of the Company’s interest rate derivatives as of June 30, 2014 and December 31, 2013 follows (dollars in millions):

	June 30, 2014		December 31, 2013
	Notional Amount	Fair Value	Notional Amount	Fair Value
3.75% Interest Rate Swap H, due August 2014	$350.0	$(1.1)	$350.0	$(7.2)
3.77% Interest Rate Swap I, due August 2014	350.0	(1.1)	350.0	(7.2)
2.96% Interest Rate Swap J, due August 2014	125.0	(0.3)	125.0	(2.0)
3.05% Interest Rate Swap K, due August 2014	125.0	(0.3)	125.0	(2.0)
3.44% Interest Rate Swap L, due August 2019*	75.0	(1.7)	75.0	(0.4)
3.43% Interest Rate Swap M, due August 2019*	100.0	(2.3)	100.0	(0.4)
3.37% Interest Rate Swap N, due August 2019*	75.0	(1.6)	75.0	(0.2)
3.19% Interest Rate Swap O, due August 2019*	75.0	(1.2)	75.0	0.2
3.08% Interest Rate Swap P, due August 2019*	75.0	(0.9)	75.0	0.4
2.99% Interest Rate Swap Q, due August 2019*	50.0	(0.5)	50.0	0.4
2.98% Interest Rate Swap R, due August 2019*	50.0	(0.5)	50.0	0.4

* include LIBOR floor of 1.00%	$1,450.0	$(11.5)	$1,450.0	$(18.0)

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

As of June 30, 2014 and December 31, 2013, the Company had recorded cash collateral of $0.0 million and $1.7 million, respectively, in Other current assets in the Condensed Consolidated Balance Sheets, as the balances are subject to frequent change. The Company has also posted $2.0 million of collateral in the form of letters of credit.

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

The following table summarizes the outstanding foreign currency forward contracts as of June 30, 2014 and December 31, 2013 (amounts in millions):

	June 30, 2014		December 31, 2013
	Notional Amount	Fair Value	Notional Amount	Fair Value
Japanese Yen (JPY)	¥600.0	$0.2	¥600.0	$(0.3)

		$0.2		$(0.3)

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

The following table summarizes the outstanding commodity swaps as of June 30, 2014 and December 31, 2013 (dollars in millions):

	June 30, 2014			December 31, 2013
	Notional Amount	Quantity	Fair Value	Notional Amount	Quantity	Fair Value
Aluminum	$18.5	9,350 metric tons	$(0.5)	$23.8	11,875 metric tons	$(1.6)
Natural Gas	N/A	N/A	—	0.3	90,000 MMBtu	0.0

			$(0.5)			$(1.6)

The following tabular disclosures further describe the Company’s derivative instruments and their impact on the financial condition of the Company (dollars in millions):

	June 30, 2014		December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Foreign currency contracts	Other current assets	$0.2	Other current liabilities	$(0.3)
Commodity contracts	Other current and non-current assets	0.2	Other current and non-current assets	0.1
	Other current and non-current liabilities	(0.7)	Other current and non-current liabilities	(1.7)
Interest rate contracts	Other non-current assets	0.0	Other non-current assets	1.5
	Other current and non-current liabilities	(11.5)	Other current and non-current liabilities	(19.5)

Total derivatives not designated as hedging instruments		$(11.8)		$(19.9)

The fair values of the derivatives are recorded between Other current and non-current assets and Other current and non-current liabilities as appropriate in the Condensed Consolidated Balance Sheets. As of June 30, 2014, the amount recorded to Other current assets for foreign currency contracts was $0.2 million. The amount recorded to Other non-current assets for commodity contracts was $0.2 million and the amount recorded to Other current liabilities for commodity contracts was ($0.7) million. The amounts recorded to Other current and non-current liabilities for interest rate contracts were ($2.8) million and ($8.7) million, respectively.

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

The impact on the Company’s Condensed Consolidated Statements of Comprehensive Income related to foreign currency and commodity contracts can be found in NOTE J, and the following tabular disclosure describes the location and impact on the Company’s results of operations related to unrealized gain on interest rate derivatives (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Interest Expense	$2.6	$8.9	$6.5	$18.1

NOTE H. PRODUCT WARRANTY LIABILITIES

Product warranty liability activities consist of the following (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Beginning balance	$90.4	$107.5	$90.5	$109.7
Payments	(10.7)	(10.4)	(19.1)	(20.3)
Increase in liability (warranty issued during period)	6.5	7.8	12.8	13.3
Net adjustment to liability	0.3	0.5	2.2	2.5
Accretion (for Predecessor liabilities)	0.2	0.2	0.3	0.4

Ending balance	$86.7	$105.6	$86.7	$105.6

As of June 30, 2014, the current and non-current liabilities were $23.2 million and $63.5 million, respectively. As of June 30, 2013, the current and non-current liabilities were $35.8 million and $69.8 million, respectively.

NOTE I. DEFERRED REVENUE

As of June 30, 2014, the current and non-current liabilities related to deferred revenue for Extended Transmission Coverage (“ETC”) were $19.7 million and $47.1 million, respectively. As of June 30, 2013, the current and non-current liabilities related to deferred revenue for ETC were $20.9 million and $40.2 million, respectively.

Deferred revenue for ETC activity (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Beginning balance	$63.8	$61.6	$63.6	$63.5
Increases	8.3	4.8	13.8	8.1
Revenue earned	(5.3)	(5.3)	(10.6)	(10.5)

Ending balance	$66.8	$61.1	$66.8	$61.1

Deferred revenue recorded in current liabilities related to unearned net sales for defense contracts as of June 30, 2014 and 2013 was approximately $2.3 million and $0.4 million, respectively. During 2013 and 2014, the Company recorded deferred revenue for payments received from the U.S. government for certain tracked transmissions that were not shipped at the request of the U.S. government.

NOTE J. OTHER EXPENSE, NET

Other expense, net consists of the following (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Loss on intercompany foreign exchange	$(1.8)	$—	$(1.8)	$—
Unrealized gain (loss) on derivative contracts (see NOTE G)	1.3	(0.5)	1.5	(2.4)
Grant program income	0.8	2.0	1.4	3.2
Public offering fees and expenses	(0.8)	(0.6)	(1.1)	(0.6)
Realized loss on derivative contracts (see NOTE G)	(0.4)	(1.0)	(1.0)	(1.6)
Loss on foreign exchange	—	(2.5)	(0.5)	(1.9)
Impairment loss on investments in technology-related initiatives	—	—	—	(2.5)
Other	—	—	0.2	0.1

Total	$(0.9)	$(2.6)	$(1.3)	$(5.7)

During the second quarter of 2014, the Company recorded a loss of $1.8 million resulting from intercompany financing transactions related to our India facility, of which $0.2 million was foreign exchange loss on intercompany payment and $1.6 million was from the revaluation of the remaining intercompany liability.

During the six months ended June 30, 2014, the Company completed three secondary public offerings of 35,000,000, 25,000,000 and 28,750,000 shares of its common stock held by investment funds affiliated with The Carlyle Group and Onex Corporation (collectively, the “Sponsors”) at public offering prices, less underwriting discounts and commissions, of $29.95, $29.78 and $29.17 per share, respectively. In connection with the offerings, the Company repurchased from the underwriters 5,000,000 shares in June 2014 and 3,428,179 shares in February 2014 at the prices paid by the underwriters and subsequently retired those shares. In addition, as part of the June offering, the underwriters exercised its option to purchase an additional 5,250,000 shares from the Sponsors at an offering price of $29.95 per share, the same price at which the 35,000,000 shares of common stock were sold to the underwriter. For the three and six months ended June 30, 2014, the Company incurred $0.8 million and $1.1 million, respectively, of expenses related to these public offerings.

In 2009, the Company was notified by the U.S. Department of Energy that it was selected to receive matching funds from a grant program funded by the American Recovery and Reinvestment Act for the development of Hybrid manufacturing capacity in the U.S. (the “Grant Program”). All applicable costs associated with the Grant Program have been charged to Engineering — research and development while the Government’s matching reimbursement is recorded to Other expense, net in the Condensed Consolidated Statements of Comprehensive Income. Since inception of the Grant Program, the Company has recorded $47.4 million of Grant Program income to Other expense, net in the Condensed Consolidated Statements of Comprehensive Income.

For the three months ended June 30, 2014 and 2013, the Company recorded $0.0 million and $1.3 million, respectively, as a reduction of the basis of capital assets purchased under the Grant Program. For the six months ended June 30, 2014 and 2013, the Company recorded $0.0 million and $2.7 million, respectively, as a reduction of the basis of capital assets purchased under the Grant Program. Under the Grant Program, the Company has acquired approximately $7.1 million of assets that have been placed in service, resulting in related depreciation of $0.0 million and $0.0 million for the three months ended June 30, 2014 and 2013, respectively, and $0.1 million and $0.1 million for the six months ended June 30, 2014 and 2013, respectively.

NOTE K. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (dollars in millions):

	As of June 30, 2014	As of December 31, 2013
Payroll and related costs	$40.1	$37.6
Defense price reduction reserve	26.2	26.8
Sales allowances	23.4	26.9
Accrued interest payable	16.5	11.2
Vendor buyback obligation	12.5	11.8
Taxes payable	7.3	8.6
Derivative liabilities	3.5	20.2
Research and development payable	1.7	—
Other accruals	9.6	9.2

Total	$140.8	$152.3

NOTE L. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost consist of the following (dollars in millions):

	Pension Plans		Post-retirement Benefits
	Three months ended June 30,		Three months ended June 30,
	2014	2013	2014	2013
Net periodic benefit cost:
Service cost	$3.3	$4.1	$0.6	$0.8
Interest cost	1.2	1.0	1.4	1.4
Expected return on assets	(1.9)	(1.8)	—	—
Prior service cost	0.0	0.0	(0.9)	(0.9)
Loss (gain)	—	0.1	(0.2)	—

Net periodic benefit cost	$2.6	$3.4	$0.9	$1.3

	Pension Plans		Post-retirement Benefits
	Six months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net periodic benefit cost:
Service cost	$6.6	$8.2	$1.1	$1.6
Interest cost	2.5	2.0	2.9	2.9
Expected return on assets	(3.8)	(3.4)	—	—
Prior service cost	0.0	0.0	(1.8)	(1.8)
Loss (gain)	—	0.3	(0.4)	—

Net periodic benefit cost	$5.3	$7.1	$1.8	$2.7

NOTE M. INCOME TAXES

For the three and six months ended June 30, 2014, the Company recorded total tax expense of $37.5 million and $64.7 million, respectively. The effective tax rate for the three and six months ended June 30, 2014 was (39.6%) and (37.2%), respectively. For the three and six months ended June 30, 2013, the Company recorded a total tax expense of $31.3 million and $48.2 million, respectively. The effective rate for the three and six months ended June 30, 2013 was (38.3%) and (38.2%), respectively.

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

In accordance with the FASB’s authoritative guidance on accounting for uncertainty in income taxes, the Company recorded a liability of $2.3 million for unrecognized tax benefits related to the 2010 Research & Development Credit as of June 30, 2014 and December 31, 2013. The accounting guidance prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For the year ended December 31, 2013, the return will remain subject to examination by the various taxing authorities for the duration of the applicable statute of limitations (generally three years from the later of the date of filing or the due date of the return).

NOTE N. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table reconciles changes in Accumulated other comprehensive loss (“AOCL”) by component (net of tax, dollars in millions):

	Three months ended
	Available-for- sale securities	Defined benefit pension items	Foreign currency items	Total
AOCL as of March 31, 2013	$2.3	$(37.3)	$(11.5)	$(46.5)

Other comprehensive loss before reclassifications	(0.3)	—	(5.8)	(6.1)
Amounts reclassified from AOCL	—	(0.4)	—	(0.4)

Net current period other comprehensive loss	$(0.3)	$(0.4)	$(5.8)	$(6.5)

AOCL as of June 30, 2013	$2.0	$(37.7)	$(17.3)	$(53.0)

AOCL as of March 31, 2014	$1.2	$(8.6)	$(11.5)	$(18.9)

Other comprehensive (loss) income before reclassifications	(0.6)	—	0.9	0.3
Amounts reclassified from AOCL	—	(0.5)	—	(0.5)

Net current period other comprehensive (loss) income	$(0.6)	$(0.5)	$0.9	$(0.2)

AOCL as of June 30, 2014	$0.6	$(9.1)	$(10.6)	$(19.1)

	Six months ended
	Available-for- sale securities	Defined benefit pension items	Foreign currency items	Total
AOCL as of December 31, 2012	$2.2	$(36.9)	$(9.2)	$(43.9)

Other comprehensive loss before reclassifications	(0.2)	—	(8.1)	(8.3)
Amounts reclassified from AOCL	—	(0.8)	—	(0.8)

Net current period other comprehensive loss	$(0.2)	$(0.8)	$(8.1)	$(9.1)

AOCL as of June 30, 2013	$2.0	$(37.7)	$(17.3)	$(53.0)

AOCL as of December 31, 2013	$1.1	$(7.9)	$(14.2)	$(21.0)

Other comprehensive (loss) income before reclassifications	(0.5)	—	3.6	3.1
Amounts reclassified from AOCL	—	(1.2)	—	(1.2)

Net current period other comprehensive (loss) income	$(0.5)	$(1.2)	$3.6	$1.9

AOCL as of June 30, 2014	$0.6	$(9.1)	$(10.6)	$(19.1)

The following table shows the location in the Condensed Consolidated Statements of Comprehensive Income affected by reclassifications from AOCL (dollars in millions):

	Amounts reclassified from AOCL		Affected line item in the Condensed Consolidated Statements of Comprehensive Income
	Three months ended	Three months ended
AOCL Components	June 30, 2014	June 30, 2013
Amortization of defined benefit pension items:
Prior service cost	$0.8	$0.7	Cost of sales
	0.0	0.2	Selling, general and administrative
	0.0	—	Engineering – research and development
Actuarial loss	0.1	—	Cost of sales
	0.0	(0.1)	Selling, general and administrative
	0.0	(0.1)	Engineering – research and development

Total reclassifications, before tax	$0.9	$0.7	Income before income taxes
Income tax expense	(0.4)	(0.3)	Tax expense

Total reclassifications	$0.5	$0.4	Net of tax

	Amounts reclassified from AOCL		Affected line item in the Condensed Consolidated Statements of Comprehensive Income
	Six months ended	Six months ended
AOCL Components	June 30, 2014	June 30, 2013
Amortization of defined benefit pension items:
Prior service cost	$1.6	$1.4	Cost of sales
	0.1	0.4	Selling, general and administrative
	0.0	—	Engineering –research and development
Actuarial loss	0.3	(0.2)	Cost of sales
	0.0	—	Selling, general and administrative
	0.0	(0.2)	Engineering –research and development

Total reclassifications, before tax	$2.0	$1.4	Income before income taxes
Income tax expense	(0.8)	(0.6)	Tax expense

Total reclassifications	$1.2	$0.8	Net of tax

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

NOTE P. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

As of June 30, 2014, the Sponsors owned approximately 3% of the Company’s outstanding common stock. Pursuant to an amended and restated stockholders agreement, a majority of the Board of Directors was designated by the Sponsors and is affiliated with the Sponsors. As a result, the Sponsors or their nominees to the Board of Directors have the ability to control the appointment of management, the entering into of mergers, sales of substantially all of the Company’s assets and other extraordinary transactions and influence amendments to the Company’s certificate of incorporation. The interests of the Sponsors could conflict with those of the Company’s other stockholders. In addition, the Sponsors may in the future own businesses that directly compete with the Company.

Senior Notes Held by Executive Officers

As of June 30, 2014, Lawrence E. Dewey, our Chairman, President and Chief Executive Officer, and David S. Graziosi, our Executive Vice President, Chief Financial Officer and Treasurer held approximately $100,000 and $450,000, respectively, in aggregate principal amount of the 7.125% Senior Notes.

Repurchase of Common Stock held by Sponsors

During the six months ended June 30, 2014, the Company completed three secondary public offerings of 35,000,000, 25,000,000 and 28,750,000 shares of our common stock held by investment funds affiliated with the Sponsors at public offering prices, less underwriting discounts and commissions, of $29.95, $29.78 and $29.17 per share, respectively. In connection with the offerings, the Company repurchased from the underwriters 5,000,000 shares in June 2014 and 3,428,179 shares in February 2014 at the prices paid by the underwriters and subsequently retired those shares. In addition, as part of the June offering, the underwriters exercised its option to purchase an additional 5,250,000 shares from the Sponsors at an offering price of $29.95 per share, the same price at which the 35,000,000 shares of common stock were sold to the underwriter. The sales by the Sponsors resulted in their ownership decreasing to 3% of our outstanding common stock as of June 30, 2014.

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

The following table reconciles the numerators and denominators used to calculate basic EPS and diluted EPS (in millions, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income	$57.2	$50.5	$109.3	$78.0

Weighted average shares of common stock outstanding	178.8	185.9	180.5	185.3
Dilutive effect stock-based awards	2.8	4.0	3.2	3.6

Diluted weighted average shares of common stock outstanding	181.6	189.9	183.7	188.9

Basic earnings per share attributable to common stockholders	$0.32	$0.27	$0.61	$0.42

Diluted earnings per share attributable to common stockholders	$0.31	$0.26	$0.59	$0.41

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Allison Transmission Holdings, Inc. and its subsidiaries (“our,” “us,” “we” or the “Company”) design and manufacture fully-automatic transmissions for medium- and heavy-duty commercial vehicles, medium- and heavy-tactical U.S. defense vehicles and hybrid-propulsion systems for transit buses. We generate our net sales primarily from the sale of transmissions, transmission parts, support equipment, defense kits, engineering services and extended transmission coverage to a wide array of original equipment manufacturers (“OEMs”), distributors and the U.S. government. Although approximately 77% of our net sales were generated in North America in 2013, we have a global presence, serving customers in Europe, Asia, South America and Africa. We have 13 different transmission product lines and serve customers through an established network of approximately 1,400 authorized independent distributors and dealers worldwide. Since the introduction of our first fully-automatic transmission over 60 years ago, our products have gained acceptance in a wide variety of applications, including on-highway trucks (distribution, refuse, construction, fire and emergency), buses (primarily school, transit and hybrid-transit), motorhomes, off-highway vehicles and equipment (primarily energy, mining and construction) and defense vehicles (wheeled and tracked).

Trends Impacting Our Business

Our net sales are driven by commercial vehicle production, which tends to be highly correlated to macroeconomic conditions. According to America’s Commercial Transportation Research, commercial truck and bus production volumes in our North American on-highway markets are projected to grow, but to remain below the 1998-2008 average production levels through 2015. In the second half of 2014 we expect net sales to increase on a year-over-year basis principally driven by improved second half year-over-year demand conditions in the North America On-Highway and Off-Highway end markets, partially offset by weakness in the Outside North America On-Highway end market and previously considered reductions in Defense net sales.

Second Quarter Net Sales by End Market (in millions)

End Market	Q2 2014 Net Sales	Q2 2013 Net Sales	% Variance
North America On-Highway	$243	$216	13%
North America Hybrid Propulsion Systems for Transit Bus	$28	$27	4%
North America Off-Highway	$23	$8	188%
Defense	$49	$58	(16%)
Outside North America On-Highway	$62	$75	(17%)
Outside North America Off-Highway	$24	$36	(33%)
Service Parts, Support Equipment and Other	$107	$92	16%

Total Net Sales	$536	$512	5%

North America On-Highway end market net sales were up 13% for the second quarter 2014 compared to the second quarter 2013, principally driven by higher demand for Rugged Duty Series and Pupil Transport/Shuttle Series models.

North America Hybrid-Propulsion Systems for Transit Bus end market net sales were up 4% for the second quarter 2014 compared to the second quarter 2013, principally driven by intra-year movement in the timing of orders.

North America Off-Highway end market net sales were up 188% for the second quarter 2014 compared to the second quarter of 2013, principally driven by higher demand from hydraulic fracturing applications.

Defense end market net sales were down 16% for the second quarter 2014 compared to the second quarter 2013, principally driven by previously considered reductions in U.S. defense spending to longer term averages experienced during periods without active conflicts, partially offset by the recognition of previously deferred revenue totaling $15.8 million commensurate with the shipment of certain tracked transmissions at the request of the U.S. government.

Outside North America On-Highway end market net sales were down 17% for the second quarter 2014 compared to the second quarter 2013, reflecting weakness in China, Europe and South America.

Outside North America Off-Highway end market net sales were down 33% for the second quarter 2014 compared to the second quarter 2013, driven by weak demand conditions in the energy sector, partially offset by higher demand from the mining sector.

Service parts, support equipment and other end market net sales were up 16% for the second quarter 2014 compared to the second quarter 2013, principally driven by higher demand for North America service parts and North America On-Highway support equipment commensurate with increased transmission unit volumes.

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

During 2014 and 2013, the Company recorded deferred revenue for payments received from the U.S. government for certain tracked transmissions that were not shipped at the request of the U.S. government.

During the second quarter of 2014, the Company shipped all tracked transmissions previously recorded as deferred revenue and recognized approximately $15.8 million in net sales for the period.

Cost of sales

Our most significant components of cost of sales are purchased parts, the overhead expense related to our manufacturing operations and direct labor associated with the manufacture and assembly of transmissions and parts. For the six months ended June 30, 2014, direct material costs were approximately 67%, overhead costs were approximately 27%, and direct labor costs were approximately 6% of total cost of sales. We are subject to changes in our cost of sales caused by movements in underlying commodity prices. We seek to hedge against this risk by using commodity swap contracts and long-term supply agreements (“LTSAs”). See Part I, “Item 3 Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk” included below.

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

	For the three months ended June 30,		For the six months ended June 30,
(unaudited, in millions)	2014	2013	2014	2013
Net income	$57.2	$50.5	$109.3	$78.0
plus:
Interest expense, net	36.6	33.3	71.7	67.2
Cash interest expense	(39.2)	(49.6)	(68.6)	(79.6)
Income tax expense	37.5	31.3	64.7	48.2
Cash income taxes	(1.0)	(1.8)	(3.1)	(3.0)
Technology-related investments expense (a)	—	—	—	2.5
Public offering expenses (b)	0.8	0.6	1.1	0.6
Amortization of intangible assets	24.7	25.1	49.4	55.0

Adjusted net income	$116.6	$89.4	$224.5	$168.9
Cash interest expense	39.2	49.6	68.6	79.6
Cash income taxes	1.0	1.8	3.1	3.0
Depreciation of property, plant and equipment	24.1	25.0	47.4	49.7
Restructuring charge (c)	0.7	1.0	0.7	1.0
Loss (gain) on foreign exchange (d)	1.7	(0.1)	1.4	0.5
Unrealized (gain) loss on commodity hedge contracts (e)	(1.2)	0.6	(1.1)	1.9
Other (f)	4.0	4.3	7.3	7.7

Adjusted EBITDA	$186.1	$171.6	$351.9	$312.3
Adjusted EBITDA excluding technology-related license expenses (g)	$186.1	$171.6	$355.2	$318.3

Net sales	$536.1	$512.1	$1,029.7	$969.5
Adjusted EBITDA margin	34.7%	33.5%	34.2%	32.2%
Adjusted EBITDA margin excluding technology-related licenses expenses	34.7%	33.5%	34.5%	32.8%
Net cash provided by operating activities	$143.4	$129.7	$242.0	$184.4
(Deductions) or additions to reconcile to Adjusted free cash flow:
Additions of long-lived assets	(11.6)	(13.2)	(22.7)	(25.8)
Fee to terminate services agreement with Sponsors	—	—	—	—
Technology-related license expenses (g)	—	—	3.3	6.0

Adjusted free cash flow	$131.8	$116.5	$222.6	$164.6

(a)	Represents an impairment charge (recorded in Other expense, net) for investments in co-development agreements to expand our position in transmission technologies.
(b)	Represents fees and expenses (recorded in Other expense, net) related to our secondary offerings in June 2014, April 2014 and February 2014, and proposed secondary offering in April 2013.
(c)	Represents a charge (recorded in Selling, general and administrative, and Engineering – research and development) related to employee headcount reductions in the second quarter of 2014 and second quarter of 2013.
(d)	Represents losses (gains) (recorded in Other expense, net) on the mark-to-market of our foreign currency hedge contracts and on intercompany financing transactions related to our India facility.
(e)	Represents (gains) losses (recorded in Other expense, net) on the mark-to-market of our commodity hedge contracts.
(f)	Represents employee stock compensation expense (recorded in Cost of sales, Selling, general and administrative expenses, and Engineering – research and development).
(g)	Represents payments (recorded in Engineering – research and development) for licenses to expand our position in transmission technologies.

Results of Operations

The following table sets forth certain financial information for the three months ended June 30, 2014 and 2013. The following table and discussion should be read in conjunction with the information contained in our condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Comparison of three months ended June 30, 2014 and 2013

	Three months ended June 30,
(unaudited, dollars in millions)	2014	% of net sales	2013	% of net sales
Net sales	$536.1	—	$512.1	—
Gross profit	238.5	44.5%	226.1	44.2%
Operating expenses:
Selling, general and administrative expenses	85.1	15.8	85.6	16.7
Engineering — research and development	21.2	4.0	22.8	4.5
Total operating expenses	106.3	19.8	108.4	21.2

Operating income	132.2	24.7	117.7	23.0
Other expense, net:
Interest expense, net	(36.6)	(6.8)	(33.3)	(6.5)
Other expense, net	(0.9)	(0.2)	(2.6)	(0.5)

Total other expense, net	(37.5)	(7.0)	(35.9)	(7.0)

Income before income taxes	94.7	17.7	81.8	16.0
Income tax expense	(37.5)	(7.0)	(31.3)	(6.1)

Net income	$57.2	10.7%	$50.5	9.9%

Net sales.

Net sales for the quarter ended June 30, 2014 were $536.1 million compared to $512.1 million for the quarter ended June 30, 2013, an increase of 4.7%. The increase was principally driven by a $27.0 million, or 13%, increase in net sales of North American on-highway commercial products driven by higher demand from Rugged Duty Series and Pupil Transport/Shuttle Series models, a $15.0 million, or 188%, increase in net sales of North American off-highway products driven by higher demand from natural gas fracturing applications, a $15.0 million, or 16%, increase in net sales of parts and other products driven by higher demand for North America service parts and North America on-highway support equipment commensurate with increased transmission unit volumes, and a $1.0 million, or 4%, increase in net sales of North America hybrid-propulsion systems for transit buses driven by intra-year movement in the timing of orders, partially offset by a $13.0 million, or 17%, decrease in net sales of Outside North America on-highway products driven by weakness in China, Europe and South America, a $12.0 million, or 33%, decrease in net sales of Outside North America off-highway products driven by lower demand from the energy sector and a $9.0 million, or 16%, decrease in net sales of defense products due to lower U.S. defense spending. See “Trends Impacting Our Business” above for additional information on net sales by end markets.

Gross profit.

Gross profit for the quarter ended June 30, 2014 was $238.5 million compared to $226.1 million for the quarter ended June 30, 2013, an increase of 5.5%. The increase was principally driven by $12.0 million related to increased net sales, $2.0 million of price increases on certain products and $1.0 million of favorable foreign exchange, partially offset by $3.0 million of unfavorable material costs.

Selling, general and administrative expenses.

Selling, general and administrative expenses for the quarter ended June 30, 2014 were $85.1 million compared to $85.6 million for the quarter ended June 30, 2013, a decrease of 0.6%. The decrease was principally driven by $0.4 million of lower intangible asset amortization and reduced global commercial spending activities.

Engineering — research and development.

Engineering expenses for the quarter ended June 30, 2014 were $21.2 million compared to $22.8 million for the quarter ended June 30, 2013, a decrease of 7.0%. The decrease was principally driven by reduced product initiatives spending.

Interest expense, net.

Interest expense, net for the quarter ended June 30, 2014 was $36.6 million compared to $33.3 million for the quarter ended June 30, 2013, an increase of 9.9%. The increase was principally driven by $6.3 million of less favorable mark-to-market adjustments for our interest rate derivatives and $0.3 million of higher amortization of deferred financing charges, partially offset by $1.3 million of lower interest expense as a result of debt repayments and purchases, $1.3 million of lower interest expense related to our interest rate swaps and $0.7 million of lower expense as a result of lower interest rates on ATI’s Senior Secured Credit Facility Term B-2 Loan due 2017 (“Term B-2 Loan”) and ATI’s Senior Secured Credit Facility Term B-3 Loan due 2019 (“Term B-3 Loan”).

Other expense, net.

Other expense, net for the quarter ended June 30, 2014 was $0.9 million compared to $2.6 million for the quarter ended June 30, 2013, a decrease of 65.4%. The decrease in expense was principally driven by $2.5 million of favorable foreign exchange, $1.8 million of unrealized gains on derivative contracts, and $0.6 million realized gains on derivative contracts, partially offset by $1.8 million of foreign exchange loss on intercompany financing, $1.2 million of lower Grant Program income and $0.2 million of higher public offering fees and expenses.

Income tax expense.

Income tax expense for the second quarter of 2014 was $37.5 million resulting in an effective tax rate of 39.6% versus an effective tax rate of 38.3% in the second quarter of 2013. The change in effective tax rate was principally driven by the change in discrete activity.

Comparison of six months ended June 30, 2014 and 2013

The following table sets forth certain financial information for the six months ended June 30, 2014 and 2013. The following table and discussion should be read in conjunction with the information contained in our condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Six months ended June 30,
(unaudited, dollars in millions)	2014	% of net sales	2013	% of net sales
Net sales	$1,029.7	—	$969.5	—
Gross profit	461.0	44.8%	424.4	43.8%
Operating expenses:
Selling, general and administrative expenses	168.3	16.4	173.5	17.9
Engineering — research and development	45.7	4.4	51.8	5.4
Total operating expenses	214.0	20.8	225.3	23.3

Operating income	247.0	24.0	199.1	20.5
Other expense, net:
Interest expense, net	(71.7)	(7.0)	(67.2)	(6.9)
Other expense, net	(1.3)	(0.1)	(5.7)	(0.6)

Total other expense, net	(73.0)	(7.1)	(72.9)	(7.5)

Income before income taxes	174.0	16.9	126.2	13.0
Income tax expense	(64.7)	(6.3)	(48.2)	(5.0)

Net income	$109.3	10.6%	$78.0	8.0%

Net sales.

Net sales for the six months ended June 30, 2014 were $1,029.7 million compared to $969.5 million for the six months ended June 30, 2013, an increase of 6.2%. The increase was principally driven by a $72.0 million, or 18%, increase in net sales of North American on-highway commercial products driven by higher demand from Rugged Duty Series, Highway Series and Pupil Transport/Shuttle Series models, a $31.0 million, or 17%, increase in net sales of parts and other products driven by higher demand for global service parts and global on-highway support equipment commensurate with increased transmission unit volumes, and a $19.0 million, or 119%, increase in net sales of North American off-highway products driven by higher demand from natural gas fracturing applications, partially offset by a $32.0 million, or 28%, decrease in net sales of defense products due to lower U.S. defense spending, a $12.0 million, or 21%, decrease in net sales of Outside North America off-highway products driven by lower demand from the energy sector, a $11.0 million, or 8%, decrease in net sales of Outside North America on-highway products driven by weakness in Europe and South America, and a $6.0 million, or 10%, decrease in net sales of North America hybrid-propulsion systems for transit buses driven by lower demand due to engine emissions improvements and non-hybrid alternatives that generally require a fully-automatic transmission (e.g. xNG).

Gross profit.

Gross profit for the six months ended June 30, 2014 was $461.0 million compared to $424.4 million for the six months ended June 30, 2013, an increase of 8.6%. The increase was principally driven by $36.0 million related to increased net sales, $2.0 million of price increases on certain products and $3.0 million of favorable foreign exchange, partially offset by $4.0 million of higher manufacturing expense commensurate with increased net sales and $1.0 million of unfavorable material costs.

Selling, general and administrative expenses.

Selling, general and administrative expenses for the six months ended June 30, 2014 were $168.3 million compared to $173.5 million for the six months ended June 30, 2013, a decrease of 3.0%. The decrease was principally driven by $5.6 million of lower intangible asset amortization and reduced global commercial spending activities and lower stock compensation expense.

Engineering — research and development.

Engineering expenses for the six months ended June 30, 2014 were $45.7 million compared to $51.8 million for the six months ended June 30, 2013, a decrease of 11.8%. The decrease was principally driven by $3.7 million of lower technology-related license expenses to expand our position in transmission technologies and reduced product initiatives spending.

Interest expense, net.

Interest expense, net for the six months ended June 30, 2014 was $71.7 million compared to $67.2 million for the six months ended June 30, 2013, an increase of 6.7%. The increase was principally driven by $11.6 million of less favorable mark-to-market adjustments for our interest rate derivatives, partially offset by $2.6 million of lower interest expense as a result of debt repayments and purchases, $2.4 million of lower interest expense related to our interest rate swaps, $1.3 million of lower interest expense due to lower interest rates on ATI’s Senior Secured Credit Facility Term B-2 Loan due 2017 (“Term B-2 Loan”) and AT’s Senior Secured Credit Facility Term B-3 Loan due 2019 (“Term B-3 Loan”), and 0.8 million of lower amortization of deferred financing charges.

Other expense, net.

Other expense, net for the six months ended June 30, 2014 was $1.3 million compared to $5.7 million for the six months ended June 30, 2013, a decrease of 77.2%. The decrease in expense was principally driven by $3.9 million of unrealized gains on derivative contracts, a $2.5 million loss in 2013 on investments in technology-related initiatives, $1.4 million of favorable foreign exchange, $0.6 million realized gains on derivative contracts and $0.1 million of higher miscellaneous income, partially offset by $1.8 million of lower Grant Program income, $1.8 million of foreign exchange loss on intercompany financing and $0.5 million of higher public offering fees and expenses.

Income tax expense.

Income tax expense for the six months ended June 30, 2014 was $64.7 million resulting in an effective tax rate of 37.2% versus an effective tax rate of 38.2% for the six months ended June 30, 2013. The change in effective tax rate was principally driven by the change in discrete activity.

Liquidity and Capital Resources

We generate cash primarily from our operating activities. We had total available cash and cash equivalents of $126.7 million and $184.7 million as of June 30, 2014 and December 31, 2013, respectively. Of the available cash and cash equivalents, approximately $125.7 million and $179.7 million was deposited in operating accounts while approximately $1.0 million and $5.0 million was invested in U.S. government backed securities as of June 30, 2014 and December 31, 2013, respectively.

In the first quarter of 2014, we increased the revolving commitments available under the revolving portion of the Senior Secured Credit Facility (defined as the Term B-2 Loan, Term B-3 Loan and revolving credit facility) to $465.0 million, net of an allowance for up to $75.0 million in outstanding letters of credit commitments. We had $453.0 million and $395.0 million available under the revolving portion of our Senior Secured Credit Facility, net of approximately $12.0 million and $15.0 million in letters of credit issued and outstanding as of June 30, 2014 and December 31, 2013, respectively. As of June 30, 2014 and December 31, 2013, we had no outstanding borrowings on our revolving credit facility.

Our principal uses of cash are operating expenses, capital expenditures, debt service, dividends on common stock and working capital needs. The following table shows our sources and uses of funds for the six months ended June 30, 2014 and 2013 (in millions):

	Six months ended June 30,
Statement of Cash Flows Data	2014	2013
Cash flows from operating activities	$242.0	$184.4
Cash flows used for investing activities	(24.7)	(30.6)
Cash flows used for financing activities	(273.1)	(17.7)

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

Cash provided by operating activities

Operating activities for the six months ended June 30, 2014 generated $242.0 million of cash compared to $184.4 million for the six months ended June 30, 2013. The increase was principally driven by increased net sales, higher 2013 payments related to technology-related licenses and higher other liabilities, net, partially offset by lower accounts payable, and higher accounts receivable commensurate with increased net sales.

Cash used for investing activities

Investing activities for the six months ended June 30, 2014 used $24.7 million of cash compared to $30.6 million for the six months ended June 30, 2013. The decrease was principally driven by a decrease of $3.1 million in capital expenditures and $2.5 million of lower 2014 investments in technology-related initiatives. The decrease in capital expenditures was principally driven by lower product initiatives spending, partially offset by increased investments in productivity and replacement programs.

Cash used for financing activities

Financing activities for the six months ended June 30, 2014 used $273.1 million of cash compared to $17.7 million of cash for the six months ended June 30, 2013. The increase was principally driven by $249.8 million related to the repurchase of our common stock in connection with the February 2014 and June 2014 secondary offerings by funds affiliated with The Carlyle Group and Onex Corporation (collectively, the “Sponsors”) and $10.0 million of increased dividend payments, partially offset by $2.9 million of decreased payments on our long-term debt and $2.8 million of decreased proceeds from the exercise of stock options.

Our liquidity requirements are significant, primarily due to our debt service requirements. A one-eighth percent change in assumed interest rates for the Senior Secured Credit Facility, if fully drawn, as of June 30, 2014 would have no impact on interest expense due to the 1.00% LIBOR floor on our Term B-3 Loan and partial offset of our interest rate swaps. Our ability to make payments on and to refinance our indebtedness, and to fund planned capital expenditures will depend on our ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control.

The revolving portion of the Senior Secured Credit Facility requires us to maintain a specified maximum total senior secured leverage ratio of 5.50x when revolving loan commitments remain outstanding at the end of a fiscal quarter. On March 12, 2014, however, the revolving lenders holding a majority of the revolving loan commitments permanently waived and agreed that no event of default would result from any non-compliance so long as there were no revolving loans outstanding as of the last day of any fiscal quarter. Throughout the six months ended June 30, 2014, we made one withdrawal and payment on the revolving credit facility as part of our debt management plans. The maximum amount outstanding at any time on the revolving credit facility was $40.0 million, and the entire balance was repaid within the quarter it was borrowed. As of June 30, 2014, we had no revolving loans outstanding, however, we would have been in compliance with the maximum total senior secured leverage ratio, achieving a 3.11x ratio. Additionally within the terms of the Senior Secured Credit Facility, a senior secured leverage ratio at or below 3.50x results in the elimination of excess cash flow payments on the Senior Secured Credit Facility for the applicable year. The Senior Secured Credit Facility also provides certain financial incentives based on our total leverage ratio. A total leverage ratio at or below 4.00x results in a 25 basis point reduction to the applicable margin on our revolving credit facility, and a total leverage ratio at or below 3.50x results in a 12.5 basis point reduction to the revolving credit facility commitment fee and an additional 25 basis point reduction to the applicable margin on our revolving credit facility. A total leverage ratio at or below 3.25x results in a 25 basis point reduction to the applicable margin on our Term B-3 Loan. These reductions would remain in effect as long as we achieve a total leverage ratio at or below the related threshold. As of June 30, 2014, the total leverage ratio was 3.82x.

In addition to the maximum total senior secured leverage ratio for the revolving portion of the Senior Secured Credit Facility, the Senior Secured Credit Facility and the indenture governing the 7.125% Senior Notes include, among other things, customary restrictions (subject to certain exceptions) on our ability to incur certain indebtedness or liens, make certain investments or declare or pay certain dividends. As of June 30, 2014, we are in compliance with all covenants under the Senior Secured Credit Facility.

Prior to May 15, 2015, we may redeem some or all of our 7.125% Senior Notes by paying the applicable “make-whole” premium. At any time on or after May 15, 2015, we may redeem some or all of the 7.125% Senior Notes at specified redemption prices in the governing indenture.

To manage interest rate risk associated with our variable rate debt, we currently have eleven interest rate swap contracts as of June 30, 2014 that qualify as derivatives under authoritative accounting guidance for derivative instruments and hedging activities. Our interest rate swaps do not qualify for hedge accounting treatment and, as a result, fair value adjustments are charged directly to interest expense in the Condensed Consolidated Statements of Comprehensive Income. Despite the fact that we have elected a mark-to-market approach as opposed to hedge accounting treatment, the contracts are used strictly as an economic hedge and not for speculative purposes.

As of June 30, 2014, certain of our interest rate derivatives contain credit-risk and collateral contingent features. Certain interest rate derivatives contain provisions under which downgrades in our credit rating could require us to increase our collateral. Certain interest rate derivatives also contain provisions under which we may be required to post additional collateral if LIBOR reaches certain levels. As of June 30, 2014, we have been required to post collateral of $0.0 million in cash and $2.0 million in letters of credit as a result of changes in interest rates. As of June 30, 2014, as these interest rate derivatives are close to maturity which results in the LIBOR cure reaching zero, there will be no change to the collateral requirement.

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

Recently Issued Accounting Pronouncements

Refer to NOTE B, “Summary of Significant Accounting Policies” in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Certain Relationships and Related Party Transactions

As of June 30, 2014, our Sponsors each owned approximately 3% of our outstanding common stock. Pursuant to an amended and restated stockholders agreement, a majority of the Board of Directors was designated by our Sponsors and is affiliated with our Sponsors. As a result, our Sponsors or their nominees to the Board of Directors have the ability to control the appointment of our management, the entering into of mergers, sales of substantially all of our assets and other extraordinary transactions and influence amendments to our certificate of incorporation. The interests of our Sponsors could conflict with those of our other stockholders. In addition, our Sponsors may in the future own businesses that directly compete with ours.

Repurchase of Common Stock held by Sponsors

During the six months ended June 30, 2014, we completed three secondary public offerings of 35,000,000, 25,000,000 and 28,750,000 shares of our common stock held by investment funds affiliated with the Sponsors at public offering prices, less underwriting discounts and commissions, of $29.95, $29.78 and $29.17 per share, respectively. In connection with the offerings, we repurchased from the underwriters 5,000,000 shares in June 2014 and 3,428,179 shares in February 2014 at the prices paid by the underwriters and subsequently retired those shares. In addition, as part of the June offering, the underwriters exercised its option to purchase an additional 5,250,000 shares from the Sponsors at an offering price of $29.95 per share, the same price at which the 35,000,000 shares of common stock were sold to the underwriter. The sales by the Sponsors resulted in their ownership decreasing to 3% of our outstanding common stock as of June 30, 2014.

Senior Notes Held by Executive Officers

As of June 30, 2014, Lawrence E. Dewey, our Chairman, President and Chief Executive Officer, and David S. Graziosi, our Executive Vice President, Chief Financial Officer and Treasurer, held approximately $100,000 and $450,000, respectively, in aggregate principal amount of the 7.125% Senior Notes.

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

Interest Rate Risk

We are subject to interest rate market risk in connection with a portion of our long-term debt. Our principal interest rate exposure relates to outstanding amounts under our Senior Secured Credit Facility. Our Senior Secured Credit Facility provides for variable rate borrowings of up to $2,651.1 million including $453.0 million under our revolving credit facility, net of $12.0 million of letters of credit. A one-eighth percent change in assumed interest rates for the Senior Secured Credit Facility, if fully drawn, as of June 30, 2014 would have no impact on interest expense due to the 1.00% LIBOR floor on our Term B-3 Loan and partial offset of our interest rate swaps. As of June 30, 2014, we had no outstanding borrowings against the revolving credit facility.

From time to time, we enter into interest rate swap agreements to hedge our variable interest rate debt. Below is a list of our interest rate swaps as of June 30, 2014:

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

Exchange Rate Risk

While our net sales and costs are denominated primarily in U.S. Dollars, net sales, costs, assets and liabilities are generated in other currencies including Japanese Yen, Euro, Indian Rupee, Brazilian Real, Chinese Yuan Renminbi, Canadian Dollar and Hungarian Forint. The expansion of our business outside North America may further increase the risk that cash flows resulting from these activities may be adversely affected by changes in currency exchange rates. As of June 30, 2014, we hold hedging contracts in the Japanese Yen, which are intended to hedge either known or forecasted cash flow payments denominated in the currency. We do not hold financial instruments for trading or speculative purposes.

Assuming current levels of foreign currency transactions, a 10% aggregate increase or decrease in the Japanese Yen, Euro, Indian Rupee, Chinese Yuan Renminbi and Canadian Dollar would correspondingly change our earnings by an estimated $2 million per year. This includes the partial offset of our hedging contracts described above. All other exposure to foreign currencies is considered immaterial.

Commodity Price Risk

We are subject to changes in our cost of sales caused by movements in underlying commodity prices. Approximately two-thirds of our cost of sales consists of purchased components with significant raw material content. A substantial portion of the purchased parts are made of aluminum and steel. The cost of aluminum parts include an adjustment factor on future purchases for fluctuations in aluminum prices based on accepted industry indices. In addition, a substantial amount of steel-based contracts also include an index-based component. As our costs change, we are able to pass through a portion of the changes in commodity prices to certain of our customers according to our LTSAs. We historically have not entered into long-term purchase contracts related to the purchase of aluminum and steel. We currently hold financial forward contracts that are intended to hedge forecasted aluminum purchases. Based on our forecasted demand for 2014, 2015 and 2016, as of June 30, 2014, the hedge contracts cover approximately 44%, 29% and 6% of our aluminum requirements, respectively. We do not hold financial instruments for trading or speculative purposes.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of common stock settled during the three month period ended June 30, 2014:

	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans
April 2014	—		—	—
May 2014	—		—	—
June 2014	5,000,000	$29.95	—	—

Total	5,000,000	$29.95	—	—

*	On June 9, 2014, upon the completion of an offering by the Sponsors of 35,000,000 shares, we repurchased from the underwriter in the offering approximately $150.0 million, or 5,000,000 shares, of our common stock sold by the Sponsors in the offering at a price per share equal to the price at which the underwriter purchased such shares from the Sponsors.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Description

10.36	Amendment No. 10 to the Credit Agreement, dated as of April 14, 2014, among Allison Transmission Holdings, Inc., Allison Transmission, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties thereto as Lenders, Citicorp North America, Inc., as Administrative Agent and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 15, 2014)

10.37	Employment Agreement between Allison Transmission, Inc. and Lawrence E. Dewey, dated as of April 15, 2014 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed April 15, 2014)*

10.38	Employment Agreement between Allison Transmission, Inc. and David S. Graziosi, dated as of April 15, 2014 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed April 15, 2014)*

10.39	Amended and Restated Non-Employee Director Compensation Policy*

10.40	Form of 2011 Equity Incentive Award Plan Restricted Stock Unit Agreement for Non-Employee Directors for 2014 Compensation*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLISON TRANSMISSION HOLDINGS, INC.

Date: July 25, 2014	By:	/s/ Lawrence E. Dewey
		Name:	Lawrence E. Dewey
		Title:	Chairman, President and Chief Executive Officer

Date: July 25, 2014	By:	/s/ David S. Graziosi
		Name:	David S. Graziosi
		Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Accounting Officer)