Form 10-Q
period 2014-09-30
Allison Transmission Holdings Inc
filed 2014-10-28
CIK 1411207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 15, 2014, there were 177,527,712 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM  1. Financial Statements

Allison Transmission Holdings, Inc.

Condensed Consolidated Balance Sheets

(unaudited, dollars in millions, except share data)

	September 30, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$208.1	$184.7
Accounts receivables — net of allowance for doubtful accounts of $0.4 and $0.4, respectively	240.0	175.1
Inventories	161.5	160.4
Deferred income taxes, net	103.8	58.1
Other current assets	29.5	28.6

Total Current Assets	742.9	606.9
Property, plant and equipment, net	526.7	563.4
Intangible assets, net	1,536.7	1,610.8
Goodwill	1,941.0	1,941.0
Deferred income taxes, net	1.0	1.1
Other non-current assets	75.9	89.4

TOTAL ASSETS	$4,824.2	$4,812.6

LIABILITIES
Current Liabilities
Accounts payable	$182.9	$150.4
Product warranty liability	23.2	37.4
Current portion of long-term debt	17.9	17.9
Deferred revenue	21.2	29.2
Other current liabilities	141.6	152.3

Total Current Liabilities	386.8	387.2
Product warranty liability	62.2	53.1
Deferred revenue	47.9	43.2
Long-term debt	2,572.0	2,660.4
Deferred income taxes	212.1	76.2
Other non-current liabilities	189.7	153.7

TOTAL LIABILITIES	3,470.7	3,373.8
Commitments and contingencies (see NOTE O)

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 1,880,000,000 shares authorized, 177,524,277 shares issued and outstanding and 183,375,436 shares issued and outstanding, respectively	1.8	1.8
Non-voting common stock, $0.01 par value, 20,000,000 shares authorized, none issued and outstanding and 1,185 shares issued and outstanding, respectively	—	0.0
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Paid in capital	1,618.1	1,631.8
Accumulated deficit	(239.1)	(173.8)
Accumulated other comprehensive loss, net of tax	(27.3)	(21.0)

TOTAL STOCKHOLDERS’ EQUITY	1,353.5	1,438.8

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$4,824.2	$4,812.6

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited, dollars in millions, except share data)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net sales	$553.3	$466.3	$1,583.0	$1,435.8
Cost of sales	294.0	260.2	862.7	805.3

Gross profit	259.3	206.1	720.3	630.5
Selling, general and administrative expenses	87.5	74.0	255.8	247.5
Engineering — research and development	24.5	20.9	70.2	72.7

Operating income	147.3	111.2	394.3	310.3
Interest income	0.3	0.2	0.7	0.6
Interest expense	(29.6)	(37.5)	(101.7)	(105.1)
Other expense, net	(1.7)	(1.5)	(3.0)	(7.2)

Income before income taxes	116.3	72.4	290.3	198.6
Income tax expense	(47.5)	(27.9)	(112.2)	(76.1)

Net income	$68.8	$44.5	$178.1	$122.5

Basic earnings per share attributable to common stockholders	$0.38	$0.24	$0.99	$0.66

Diluted earnings per share attributable to common stockholders	$0.38	$0.24	$0.97	$0.65

Dividends declared per common share	$0.12	$0.12	$0.36	$0.30

Comprehensive income, net of tax	$60.6	$47.0	$171.8	$115.9

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited, dollars in millions)

	Nine months ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$178.1	$122.5
Add (deduct) items included in net income not using (providing) cash:
Deferred income taxes	105.2	77.8
Amortization of intangible assets	74.1	80.1
Depreciation of property, plant and equipment	71.0	74.1
Unrealized gain on derivatives	(12.8)	(22.2)
Excess tax benefit from stock-based compensation	(12.8)	(9.3)
Stock-based compensation	11.1	10.7
Amortization of deferred financing costs	6.2	8.4
Other	5.8	5.2
Changes in assets and liabilities:
Accounts receivable	(67.4)	(33.6)
Inventories	(3.7)	(10.0)
Accounts payable	33.0	31.0
Other assets and liabilities	28.2	(19.3)

Net cash provided by operating activities	416.0	315.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of long-lived assets	(37.6)	(41.2)
Investments in technology-related initiatives	(5.8)	(6.3)
Collateral for interest rate derivatives	1.7	1.3
Proceeds from disposal of assets	0.3	0.4

Net cash used for investing activities	(41.4)	(45.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(249.8)	(99.5)
Dividend payments	(64.7)	(55.2)
Proceeds from exercise of stock options	34.6	33.5
Payments on long-term debt	(88.4)	(89.6)
Excess tax benefit from stock-based compensation	12.8	9.3
Taxes paid related to net share settlement of equity awards	(1.1)	(3.6)
Debt financing fees	(1.0)	(2.6)

Net cash used for financing activities	(357.6)	(207.7)
Effect of exchange rate changes on cash	6.4	10.2

Net increase in cash and cash equivalents	23.4	72.1
Cash and cash equivalents at beginning of period	184.7	80.2

Cash and cash equivalents at end of period	$208.1	$152.3

Supplemental disclosures:
Interest paid	$103.3	$112.9
Income taxes paid	$3.5	$3.5

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

NOTE B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements as of and for the three and nine months ended September 30, 2014 and 2013 have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the condensed consolidated financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. The information herein reflects all normal recurring material adjustments, which are, in the opinion of management, necessary for the fair statement of the results for the periods presented. The condensed consolidated financial statements herein consist of all wholly-owned domestic and foreign subsidiaries with all significant intercompany transactions eliminated.

These condensed consolidated financial statements present the financial position, results of operations and cash flows of the Company. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission (“SEC”) on February 24, 2014. Certain immaterial reclassifications have been made in the condensed consolidated financial statements of prior periods to conform to the current period presentation. These reclassifications have no impact on previously reported net income, total stockholders’ equity or cash flows. The interim period financial results for the three and nine month periods presented are not necessarily indicative of results to be expected for any other interim period or for the entire year.

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

Recently Issued Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued authoritative accounting guidance on the disclosure of uncertainties about an entity’s ability to continue as a going concern. The guidance requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that financial statements are available to be issued when applicable) and to provide related footnote disclosures. The guidance is effective prospectively for fiscal years beginning after December 15, 2016, but can be early-adopted. While the adoption of this guidance is not expected to have an effect on the Company’s consolidated financial statements, it could affect the disclosure applied under these circumstances in the future.

In May 2014, the FASB issued authoritative accounting guidance on a company’s accounting for revenue from contracts with customers. The guidance applies to all companies that enter into contracts with customers to transfer goods, service or nonfinancial assets. The guidance requires these companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires improved disclosures regarding the nature, timing, amount and uncertainty of revenue that is recognized. The guidance is effective prospectively for fiscal years beginning after December 15, 2016. Management is currently assessing the potential impact of the adoption of this guidance on the Company’s consolidated financial statements.

NOTE C. INVENTORIES

Inventories consisted of the following components (dollars in millions):

	September 30, 2014	December 31, 2013
Purchased parts and raw materials	$84.2	$79.7
Work in progress	6.1	5.7
Service parts	44.9	45.8
Finished goods	26.3	29.2

Total inventories	$161.5	$160.4

Inventory components shipped to third parties, primarily cores, parts to re-manufacturers, and parts to contract manufacturers, in which the Company has an obligation to buy back, are included in purchased parts and raw materials, with an offsetting liability in Other current liabilities.

NOTE D. GOODWILL AND OTHER INTANGIBLE ASSETS

As of September 30, 2014 and December 31, 2013, the carrying amount of the Company’s Goodwill was $1,941.0 million. The following presents a summary of other intangible assets (dollars in millions):

	September 30, 2014			December 31, 2013
	Intangible assets, gross	Accumulated amortization	Intangible assets, net	Intangible assets, gross	Accumulated amortization	Intangible assets, net
Other intangible assets:
Trade name	$870.0	$—	$870.0	$870.0	$—		$870.0
Customer relationships — defense	62.3	(27.0)	35.3	62.3	(24.4)		37.9
Customer relationships — commercial	831.8	(413.8)	418.0	831.8	(374.9)		456.9
Proprietary technology	476.3	(272.5)	203.8	476.3	(243.9)		232.4
Non-compete agreement	17.3	(12.4)	4.9	17.3	(11.1)		6.2
Patented technology — defense	28.2	(23.7)	4.5	28.2	(21.2)		7.0
Tooling rights	4.5	(4.3)	0.2	4.5	(4.1)		0.4
Patented technology — commercial	260.6	(260.6)	—	260.6	(260.6)		—

Total	$2,551.0	$(1,014.3)	$1,536.7	$2,551.0	$(940.2)	$1,	610.8

As of September 30, 2014 and December 31, 2013, the net carrying value of our Goodwill and other intangibles was $3,477.7 million and $3,551.8 million, respectively.

Amortization expense related to other intangible assets for the next five years and thereafter is expected to be (dollars in millions):

	2015	2016	2017	2018	2019	Thereafter
Amortization expense	$97.1	$92.4	$89.7	$87.2	$85.7	$189.9

NOTE E. FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with the FASB’s authoritative accounting guidance on fair value measurements, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company primarily applies the market approach for recurring fair value measurements and utilizes the best available information that maximizes the use of observable inputs and minimizes the use of unobservable inputs. The Company is able to classify fair value balances based on the observability of those inputs. The accounting guidance establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy defined by the relevant guidance are as follows:

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

Level 3 — Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At each balance sheet date, the Company performs an analysis of all instruments subject to authoritative accounting guidance and includes, in Level 3, all of those whose fair value is based on significant unobservable inputs. As of September 30, 2014 and December 31, 2013, the Company did not have any Level 3 financial assets or liabilities.

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

The following table summarizes the fair value of the Company’s financial assets and (liabilities) as of September 30, 2014 and December 31, 2013 (dollars in millions):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		TOTAL
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Cash and cash equivalents	$208.1	$184.7	$—	$—	$208.1	$184.7
Available-for-sale securities	9.7	8.2	—	—	9.7	8.2
Rabbi trust assets	2.8	1.3	—	—	2.8	1.3
Deferred compensation obligation	(2.8)	(1.3)	—	—	(2.8)	(1.3)
Derivative assets	—	—	0.8	1.6	0.8	1.6
Derivative liabilities	—	—	(7.8)	(21.4)	(7.8)	(21.4)

Total	$217.8	$192.9	$(7.0)	$(19.8)	$210.8	$173.1

Of the available Cash and cash equivalents, approximately $203.1 million and $179.7 million was deposited in operating accounts while approximately $5.0 million and $5.0 million was invested in U.S. government backed securities as of September 30, 2014 and December 31, 2013, respectively.

NOTE F. DEBT

Long-term debt and maturities are as follows (dollars in millions):

	September 30, 2014	December 31, 2013
Long-term debt:
Senior Secured Credit Facility Term B-2 Loan, variable, due 2017	$348.4	$423.5
Senior Secured Credit Facility Term B-3 Loan, variable, due 2019	1,770.2	1,783.5
Senior Notes, fixed 7.125%, due 2019	471.3	471.3

Total long-term debt	$2,589.9	$2,678.3
Less: current maturities of long-term debt	17.9	17.9

Total long-term debt less current portion	$2,572.0	$2,660.4

As of September 30, 2014, the Company had $348.4 million of indebtedness associated with Allison Transmission, Inc.’s (“ATI”), the Company’s wholly-owned subsidiary, Senior Secured Credit Facility Term B-2 Loan due 2017 (“Term B-2 Loan”) and $1,770.2 million of indebtedness associated with ATI’s Senior Secured Credit Facility Term B-3 Loan due 2019 (“Term B-3 Loan”) (together the Term B-2 Loan, Term B-3 Loan and revolving credit facility defined as the “Senior Secured Credit Facility”). The Company also had indebtedness of $471.3 million of ATI’s 7.125% senior cash pay notes due May 2019 (“7.125% Senior Notes”).

The fair value of the Company’s long-term debt obligations as of September 30, 2014 was $2,588.5 million. The fair value is based on quoted Level 1 market prices of the Company’s debt as of September 30, 2014. It is not expected that the Company would be able to repurchase a significant amount of its debt at these levels. The difference between the fair value and carrying value of the long-term debt is driven primarily by trends in the financial markets.

Senior Secured Credit Facility

The Senior Secured Credit Facility is collateralized by a lien on substantially all assets of the Company including all of ATI’s capital stock and all of the capital stock or other equity interest held by the Company, ATI and each of the Company’s existing and future U.S. subsidiary guarantors (subject to certain limitations for equity interests of foreign subsidiaries and other exceptions set forth in the terms of the Senior Secured Credit Facility). In the second quarter of 2014, ATI entered into an amendment with the term loan lenders under its Senior Secured Credit Facility to refinance Term B-2 Loan. The interest rate margin applicable to such refinanced loan is at the Company’s option, either (a) 2.75% over the LIBOR or (b) 1.75% over the greater of the prime lending rate provided by the British Banking Association or the federal funds effective rate published by the Federal Reserve Bank of New York plus 0.50%. The Company recorded $0.3 million of new deferred financing fees in the condensed consolidated financial statements. Interest on the Term B-3 Loan, as of September 30, 2014, is equal to the LIBOR (which may not be less than 1.00%) plus 2.75% based on the Company’s total leverage ratio. As of September 30, 2014, these rates were approximately 2.91% and 3.75% on the Term B-2 Loan and Term B-3 Loan, respectively, and the weighted average rate on the Senior Secured Credit Facility was approximately 3.61%. The Senior Secured Credit Facility requires minimum quarterly principal payments on the Term B-2 Loan and Term B-3 Loan as well as prepayments from certain net cash proceeds of non-ordinary course asset sales and casualty and condemnation events and from a percentage of excess cash flow, if applicable. Due to voluntary prepayments, the Company has fulfilled all Term B-2 Loan required quarterly payments through its maturity date of 2017. During the third quarter of 2014, the Company made a principal payment of $75.0 million on the Term B-2 Loan, resulting in a loss of $0.3 million associated with the write off of related deferred debt issuance costs. The minimum required quarterly principal payment on the Term B-3 Loan is $4.5 million and remains through its maturity date of 2019. As of September 30, 2014, there had been no payments required for certain net cash proceeds of non-ordinary course asset sales and casualty and condemnation events. The remaining principal balance on each loan is due upon maturity.

The Senior Secured Credit Facility also provides for revolving credit borrowings. In the first quarter of 2014, ATI increased the revolving commitments available under the revolving portion of the Senior Secured Credit Facility to $465.0 million, net of an allowance for up to $75.0 million in outstanding letters of credit commitments. The increase was treated as a modification of debt under GAAP, and thus the Company recorded $0.6 million of new deferred financing fees in the condensed consolidated financial statements. For the nine months ended September 30, 2014, the Company made one withdrawal and payment on the revolving credit facility as part of its debt management plans. The maximum amount outstanding at any time on the revolving credit facility was $40.0 million, and the entire balance was repaid within the quarter it was borrowed. As of September 30, 2014, the Company had $455.1 million available under the revolving credit facility, net of $9.9 million in letters of credit. Revolving credit borrowings bear interest at a variable base rate plus an applicable margin based on the Company’s total leverage ratio. As of September 30, 2014, this rate would have been between approximately 2.16% and 4.25%. In addition, there is an annual commitment fee, based on the Company’s total leverage ratio, which as of September 30, 2014, was equal to 0.375% of the average unused revolving credit borrowings available under the Senior Secured Credit Facility. Revolving credit borrowings are payable at the option of the Company throughout the term of the Senior Secured Credit Facility with the balance due in January 2019.

The revolving portion of the Senior Secured Credit Facility requires the Company to maintain a specified maximum total senior secured leverage ratio of 5.50x when revolving loan commitments remain outstanding at the end of a fiscal quarter. On March 12, 2014, however, the revolving lenders holding a majority of the revolving loan commitments permanently waived and agreed that no event of default would result from any non-compliance so long as there were no revolving loans outstanding as of the last day of any fiscal quarter. As of September 30, 2014, the Company had no revolving loans outstanding, however the Company would have been in compliance with the maximum total senior secured leverage ratio, achieving a 2.70x ratio. Additionally within the terms of the Senior Secured Credit Facility, a senior secured leverage ratio at or below 3.50x results in the elimination of excess cash flow payments on the Senior Secured Credit Facility for the applicable year. The Senior Secured Credit Facility also provides certain financial incentives based on our total leverage ratio. A total leverage ratio at or below 4.00x results in a 25 basis point reduction to the applicable margin on the revolving credit facility, and a total leverage ratio at or below 3.50x results in a 12.5 basis point reduction to the revolving credit facility commitment fee and an additional 25 basis point reduction to the applicable margin on the revolving credit facility. A total leverage ratio at or below 3.25x results in a 25 basis point reduction to the applicable margin on our Term B-3 Loan. These reductions would remain in effect as long as the Company achieves a total leverage ratio at or below the related threshold. As of September 30, 2014, the total leverage ratio was 3.37x.

In addition, the Senior Secured Credit Facility, among other things, includes customary restrictions (subject to certain exceptions) on the Company’s ability to incur certain indebtedness, grant certain liens, make certain investments or declare or pay certain dividends. As of September 30, 2014, the Company is in compliance with all covenants under the Senior Secured Credit Facility.

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

Interest Rate

The Company is subject to interest rate risk related to the Senior Secured Credit Facility and enters into interest rate swap contracts that are based on the LIBOR to manage a portion of this exposure. The Company has not elected hedge accounting treatment for these derivatives, and as a result, fair value adjustments are charged directly to Interest expense in the Condensed Consolidated Statements of Comprehensive Income. A summary of the Company’s interest rate derivatives as of September 30, 2014 and December 31, 2013 follows (dollars in millions):

	September 30, 2014		December 31, 2013
	Notional Amount	Fair Value	Notional Amount	Fair Value
3.75% Interest Rate Swap H, due August 2014	$—	$—	$350.0	$(7.2)
3.77% Interest Rate Swap I, due August 2014	—	—	350.0	(7.2)
2.96% Interest Rate Swap J, due August 2014	—	—	125.0	(2.0)
3.05% Interest Rate Swap K, due August 2014	—	—	125.0	(2.0)
3.44% Interest Rate Swap L, due August 2019*	75.0	(1.5)	75.0	(0.4)
3.43% Interest Rate Swap M, due August 2019*	100.0	(2.0)	100.0	(0.4)
3.37% Interest Rate Swap N, due August 2019*	75.0	(1.4)	75.0	(0.2)
3.19% Interest Rate Swap O, due August 2019*	75.0	(1.0)	75.0	0.2
3.08% Interest Rate Swap P, due August 2019*	75.0	(0.7)	75.0	0.4
2.99% Interest Rate Swap Q, due August 2019*	50.0	(0.4)	50.0	0.4
2.98% Interest Rate Swap R, due August 2019*	50.0	(0.3)	50.0	0.4
2.73% Interest Rate Swap S, due August 2019*	50.0	—	0.0	0.0
2.74% Interest Rate Swap T, due August 2019*	75.0	—	0.0	0.0
2.66% Interest Rate Swap U, due August 2019*	50.0	0.1	0.0	0.0
2.60% Interest Rate Swap V, due August 2019*	50.0	0.2	0.0	0.0

* includes LIBOR floor of 1.00%	$725.0	$(7.0)	$1,450.0	$(18.0)

In July 2014, the Company entered into two new interest rate swaps to hedge its variable interest rate exposure on the Senior Secured Credit Facility. Interest Rate Swap S has a notional amount of $50.0 million and is effective from August 2016 to August 2019 at an all-in fixed rate of 2.73% and a LIBOR floor of 1.00% with no independent collateral requirement. Interest Rate Swap T has a notional amount of $75.0 million and is effective from August 2016 to August 2019 at an all-in fixed rate of 2.74% and a LIBOR floor of 1.00% with no independent collateral requirement.

In August 2014, the Company entered into two new interest rate swaps to hedge its variable interest rate exposure on the Senior Secured Credit Facility. Interest Rate Swap U has a notional amount of $50.0 million and is effective from August 2016 to August 2019 at an all-in fixed rate of 2.66% and a LIBOR floor of 1.00% with no independent collateral requirement. Interest Rate Swap V has a notional amount of $50.0 million and is effective from August 2016 to August 2019 at an all-in fixed rate of 2.60% and a LIBOR floor of 1.00% with no independent collateral requirement.

As of September 30, 2014, the Company did not have any interest rate derivatives subject to credit-risk or collateral requirement. As of December 31, 2013, certain of the Company’s interest rate derivatives contained credit-risk and collateral contingent features under which downgrades in the Company’s credit rating would have required the Company to increase its collateral. As of December 31, 2013, certain interest rate derivatives also contained provisions under which the Company was required to post additional collateral if the LIBOR interest rate curve reached certain levels.

As of September 30, 2014 and December 31, 2013, the Company had recorded cash collateral of $0.0 million and $1.7 million, respectively, in Other current assets in the Condensed Consolidated Balance Sheets, as the balances are subject to frequent change.

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

The following table summarizes the outstanding foreign currency forward contracts as of September 30, 2014 and December 31, 2013 (amounts in millions):

	September 30, 2014		December 31, 2013
	Notional Amount	Fair Value	Notional Amount	Fair Value
Japanese Yen (JPY)	¥600.0	$(0.2)	¥600.0	$(0.3)

		$(0.2)		$(0.3)

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

The following table summarizes the outstanding commodity swaps as of September 30, 2014 and December 31, 2013 (dollars in millions):

	September 30, 2014			December 31, 2013
	Notional Amount	Quantity	Fair Value	Notional Amount	Quantity	Fair Value
Aluminum	$14.8	7,500 metric tons	$0.1	$23.8	11,875 metric tons	$(1.6)
Natural Gas	0.2	40,000 MMBtu	—	0.3	90,000 MMBtu	0.0

			$0.1			$(1.6)

The following tabular disclosures further describe the Company’s derivative instruments and their impact on the financial condition of the Company (dollars in millions):

	September 30, 2014		December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Foreign currency contracts	Other current liabilities	$(0.2)	Other current liabilities	$(0.3)
Commodity contracts	Other current and non-current assets	0.4	Other current and non-current assets	0.1
	Other current liabilities	(0.3)	Other current and non-current liabilities	(1.7)
Interest rate contracts	Other non-current assets	0.4	Other non-current assets	1.5
	Other non-current liabilities	(7.3)	Other current and non-current liabilities	(19.5)

Total derivatives not designated as hedging instruments		$(7.0)		$(19.9)

The fair values of the derivatives are recorded between Other current and non-current assets and Other current and non-current liabilities as appropriate in the Condensed Consolidated Balance Sheets. As of September 30, 2014, the amount recorded to Other current liabilities for foreign currency contracts was ($0.2) million. The amount recorded to Other current and non-current assets for commodity contracts was $0.4 million and the amount recorded to Other current liabilities for commodity contracts was ($0.3) million. The amount recorded to Other non-current assets for interest rate contracts was $0.4 million and the amount recorded to Other non-current liabilities for interest rate contracts was ($7.3) million.

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

The impact on the Company’s Condensed Consolidated Statements of Comprehensive Income related to foreign currency and commodity contracts can be found in NOTE J, and the following tabular disclosure describes the location and impact on the Company’s results of operations related to unrealized gain on interest rate derivatives (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Interest expense	$4.6	$5.1	$11.1	$23.3

NOTE H. PRODUCT WARRANTY LIABILITIES

Product warranty liability activities consist of the following (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Beginning balance	$86.7	$105.6	$90.5	$109.7
Payments	(7.9)	(10.1)	(27.0)	(30.4)
Increase in liability (warranty issued during period)	7.2	7.5	20.0	20.8
Net adjustments to liability	(0.7)	(11.4)	1.5	(8.9)
Accretion (for Predecessor liabilities)	0.1	0.1	0.4	0.5

Ending balance	$85.4	$91.7	$85.4	$91.7

As of September 30, 2014, the current and non-current liabilities were $23.2 million and $62.2 million, respectively. As of September 30, 2013, the current and non-current liabilities were $38.6 million and $53.1 million, respectively.

During the third quarter of 2013, the Company completed an analysis of its Dual Power Inverter Module (“DPIM”) extended coverage program and determined, that based on additional claims data and field information, the product warranty liability should be reduced by $8.2 million.

NOTE I. DEFERRED REVENUE

As of September 30, 2014, the current and non-current liabilities related to deferred revenue for Extended Transmission Coverage (“ETC”) were $20.1 million and $47.9 million, respectively. As of September 30, 2013, the current and non-current liabilities related to deferred revenue for ETC were $21.3 million and $41.7 million, respectively.

Deferred revenue for ETC activity (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Beginning balance	$66.8	$61.1	$63.6	$63.5
Increases	6.3	7.6	20.1	15.7
Revenue earned	(5.1)	(5.7)	(15.7)	(16.2)

Ending balance	$68.0	$63.0	$68.0	$63.0

During 2014 and 2013, the Company recorded deferred revenue for payments received from the U.S. government for certain tracked transmissions that were not shipped at the request of the U.S. government. Deferred revenue recorded in current liabilities related to unearned net sales for defense contracts as of September 30, 2014 and 2013 was approximately $1.1 million and $0.3 million, respectively.

NOTE J. OTHER EXPENSE, NET

Other expense, net consists of the following (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Loss on intercompany foreign exchange	$(1.6)	$(2.3)	$(3.4)	$(2.3)
Grant program income	0.7	0.9	2.1	4.1
Gain on negotiation of commercial agreement	2.0	—	2.0	—
Impairment loss on investments in technology-related initiatives	(2.0)	—	(2.0)	(2.5)
Unrealized gain (loss) on derivative contracts (see NOTE G)	0.2	1.3	1.7	(1.1)
Public offering fees and expenses	(0.3)	(0.3)	(1.4)	(0.9)
Realized loss on derivative contracts (see NOTE G)	(0.0)	(0.7)	(1.0)	(2.3)
Gain (loss) on foreign exchange	—	0.1	(0.5)	(1.8)
Loss on repayments and redemptions of long-term debt	(0.3)	(0.5)	(0.3)	(0.5)
Other	(0.4)	—	(0.2)	0.1

Total	$(1.7)	$(1.5)	$(3.0)	$(7.2)

For the three months ended September 30, 2014, the Company recorded a loss of $1.6 million resulting from intercompany financing transactions related to our India facility, all of which was from the revaluation of the remaining intercompany liability. For the nine months ended September 30, 2014, the Company recorded a loss of $3.4 million resulting from intercompany financing transactions related to our India facility, of which $0.2 million was foreign exchange loss on an intercompany payment and $3.2 million was from the revaluation of the remaining intercompany liability.

During the nine months ended September 30, 2014, the Company completed four secondary public offerings in September, June, April and February of 5,392,499, 40,250,000, 25,000,000, and 28,750,000 shares of its common stock held by investment funds affiliated with The Carlyle Group and Onex Corporation (collectively, the “Sponsors”) at public offering prices, less underwriting discounts and commissions, of $30.46, $29.95, $29.78 and $29.17 per share, respectively. In connection with certain of the offerings, the Company repurchased from the underwriters 5,000,000 shares in June 2014 and 3,428,179 shares in February 2014 at the prices paid by the underwriters and subsequently retired those shares. For the three and nine months ended September 30, 2014, the Company incurred $0.3 million and $1.4 million, respectively, of expenses related to these public offerings.

During the nine months ended September 30, 2013, the Company completed one secondary public offering in September of 23,805,000 shares of its common stock held by investment funds affiliated with the Sponsors at a public offering price, less underwriting discounts and commissions, of $21.175 per share. In connection with the offering, the Company repurchased from the underwriters 4,700,000 shares at the price paid by the underwriters and subsequently retired those shares. For the three and nine months ended September 30, 2013, the Company incurred $0.3 million and $0.9 million, respectively, of expenses related to this public offering and a proposed secondary offering in April 2013.

In 2009, the Company was notified by the U.S. Department of Energy that it was selected to receive matching funds from a grant program funded by the American Recovery and Reinvestment Act for the development of Hybrid manufacturing capacity in the U.S. (the “Grant Program”). All applicable costs associated with the Grant Program have been charged to Engineering — research and development while the Government’s matching reimbursement is recorded to Other expense, net in the Condensed Consolidated Statements of Comprehensive Income. Since inception of the Grant Program, the Company has recorded $48.1 million of Grant Program income to Other expense, net in the Condensed Consolidated Statements of Comprehensive Income.

For the three months ended September 30, 2014 and 2013, the Company recorded $0.0 million and $0.2 million, respectively, as a reduction of the basis of capital assets purchased under the Grant Program. For the nine months ended September 30, 2014 and 2013, the Company recorded $0.0 million and $2.9 million, respectively, as a reduction of the basis of capital assets purchased under the Grant Program. Under the Grant Program, the Company has acquired approximately $7.1 million of assets that have been placed in service, resulting in related depreciation of $0.0 million and $0.1 million for the three months ended September 30, 2014 and 2013, respectively, and $0.2 million and $0.2 million for the nine months ended September 30, 2014 and 2013, respectively.

NOTE K. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (dollars in millions):

	As of September 30, 2014	As of December 31, 2013
Payroll and related costs	$48.2	$37.6
Sales allowances	25.3	26.9
Accrued interest payable	13.9	11.2
Vendor buyback obligation	12.6	11.8
Defense price reduction reserve	12.0	26.8
Taxes payable	12.3	8.6
Research and development payable	1.7	—
Derivative liabilities	0.4	20.2
Other accruals	15.2	9.2

Total	$141.6	$152.3

NOTE L. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost consist of the following (dollars in millions):

	Pension Plans		Post-retirement Benefits
	Three months ended September 30,		Three months ended September 30,
	2014	2013	2014	2013
Net periodic benefit cost:
Service cost	$3.3	$4.1	$0.5	$0.8
Interest cost	1.3	1.0	1.5	1.5
Expected return on assets	(1.9)	(1.6)	—	—
Prior service cost	0.0	0.1	(0.9)	(0.9)
Loss (gain)	—	0.2	(0.2)	—

Net periodic benefit cost	$2.7	$3.8	$0.9	$1.4

	Pension Plans		Post-retirement Benefits
	Nine months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net periodic benefit cost:
Service cost	$9.9	$12.3	$1.6	$2.4
Interest cost	3.8	3.0	4.4	4.4
Expected return on assets	(5.7)	(5.0)	—	—
Prior service cost	0.0	0.1	(2.7)	(2.7)
Loss (gain)	—	0.5	(0.6)	—

Net periodic benefit cost	$8.0	$10.9	$2.7	$4.1

NOTE M. INCOME TAXES

For the three and nine months ended September 30, 2014, the Company recorded total tax expense of $47.5 million and $112.2 million, respectively. The effective tax rate for the three and nine months ended September 30, 2014 was 40.8% and 38.6%, respectively. For the three and nine months ended September 30, 2013, the Company recorded a total tax expense of $27.9 million and $76.1 million, respectively. The effective tax rate for the three and nine months ended September 30, 2013 was 38.5% and 38.3%, respectively.

The need to establish a valuation allowance against the deferred tax assets is assessed periodically based on a more-likely-than-not realization threshold, in accordance with authoritative accounting guidance. Appropriate consideration is given to all positive and negative evidence related to that realization. This assessment considers, among other matters, the nature, frequency and severity of losses, forecasts of future profitability, the duration of statutory carryforward periods, experience with tax attributes expiring unused, and tax planning alternatives. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

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

In accordance with the FASB’s authoritative guidance on accounting for uncertainty in income taxes, the Company recorded a liability for unrecognized tax benefits related to a 2010 Research & Development Credit as of September 30, 2014 and December 31, 2013. The accounting guidance prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For the year ended December 31, 2013, the return will remain subject to examination by the various taxing authorities for the duration of the applicable statute of limitations (generally three years from the later of the date of filing or the due date of the return).

NOTE N. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables reconcile changes in Accumulated other comprehensive loss (“AOCL”) by component (net of tax, dollars in millions):

	Three months ended
	Available-for- sale securities	Defined benefit pension items	Foreign currency items	Total
AOCL as of June 30, 2013	$2.0	$(37.7)	$(17.3)	$(53.0)

Other comprehensive income before reclassifications	0.1	—	2.9	3.0
Amounts reclassified from AOCL	—	(0.7)	—	(0.7)
Income tax	—	0.2	—	0.2

Net current period other comprehensive income	$0.1	$(0.5)	$2.9	$2.5

AOCL as of September 30, 2013	$2.1	$(38.2)	$(14.4)	$(50.5)

AOCL as of June 30, 2014	$0.6	$(9.1)	$(10.6)	$(19.1)

Other comprehensive loss before reclassifications	(1.5)	—	(6.6)	(8.1)
Amounts reclassified from AOCL	—	(1.1)	—	(1.1)
Income tax	0.6	0.4	—	1.0

Net current period other comprehensive loss	$(0.9)	$(0.7)	$(6.6)	$(8.2)

AOCL as of September 30, 2014	$(0.3)	$(9.8)	$(17.2)	$(27.3)

	Nine months ended
	Available-for- sale securities	Defined benefit pension items	Foreign currency items	Total
AOCL as of December 31, 2012	$2.2	$(36.9)	$(9.2)	$(43.9)

Other comprehensive loss before reclassifications	(0.3)	—	(5.2)	(5.5)
Amounts reclassified from AOCL	—	(2.1)	—	(2.1)
Income tax	0.2	0.8	—	1.0

Net current period other comprehensive loss	$(0.1)	$(1.3)	$(5.2)	$(6.6)

AOCL as of September 30, 2013	$2.1	$(38.2)	$(14.4)	$(50.5)

AOCL as of December 31, 2013	$1.1	$(7.9)	$(14.2)	$(21.0)

Other comprehensive loss before reclassifications	(2.2)	—	(3.0)	(5.2)
Amounts reclassified from AOCL	—	(3.1)	—	(3.1)
Income tax	0.8	1.2	—	2.0

Net current period other comprehensive loss	$(1.4)	$(1.9)	$(3.0)	$(6.3)

AOCL as of September 30, 2014	$(0.3)	$(9.8)	$(17.2)	$(27.3)

The following tables show the location in the Condensed Consolidated Statements of Comprehensive Income affected by reclassifications from AOCL (dollars in millions):

	Amounts reclassified from AOCL		Affected line item in the Condensed Consolidated Statements of Comprehensive Income
	Three months ended	Three months ended
AOCL Components	September 30, 2014	September 30, 2013
Amortization of defined benefit pension items:
Prior service cost	$0.8	$0.7	Cost of sales
	0.1	0.2	Selling, general and administrative
	0.0	—	Engineering – research and development
Actuarial loss	0.2	—	Cost of sales
	0.0	(0.1)	Selling, general and administrative
	0.0	(0.1)	Engineering – research and development

Total reclassifications, before tax	$1.1	$0.7	Income before income taxes
Income tax	(0.4)	(0.2)	Tax expense

Total reclassifications	$0.7	$0.5	Net of tax

	Amounts reclassified from AOCL		Affected line item in the Condensed Consolidated Statements of Comprehensive Income
	Nine months ended	Nine months ended
AOCL Components	September 30, 2014	September 30, 2013
Amortization of defined benefit pension items:
Prior service cost	$2.4	$2.1	Cost of sales
	0.2	0.6	Selling, general and administrative
	0.0	—	Engineering –research and development
Actuarial loss	0.5	(0.3)	Cost of sales
	0.0	—	Selling, general and administrative
	0.0	(0.3)	Engineering –research and development

Total reclassifications, before tax	$3.1	$2.1	Income before income taxes
Income tax	(1.2)	(0.8)	Tax expense

Total reclassifications	$1.9	$1.3	Net of tax

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

NOTE P. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

As of September 30, 2014, investment funds affiliated with the Sponsors no longer own any shares of the Company’s outstanding common stock. Pursuant to an amended and restated stockholders agreement, a majority of the Board of Directors had previously been designated by the Sponsors; however, as a result of their no longer owning any shares of the Company’s common stock, the Sponsors no longer have the right to designate members of the Board of Directors.

Senior Notes Held by Executive Officers

As of September 30, 2014, Lawrence E. Dewey, our Chairman, President and Chief Executive Officer, and David S. Graziosi, our Executive Vice President, Chief Financial Officer and Treasurer, held approximately $100,000 and $450,000, respectively, in aggregate principal amount of the 7.125% Senior Notes.

Repurchase of Common Stock held by Sponsors

During the nine months ended September 30, 2014, the Company completed four secondary public offerings in September, June, April and February of 5,392,499, 40,250,000, 25,000,000, and 28,750,000 shares of its common stock held by investment funds affiliated with the Sponsors at public offering prices, less underwriting discounts and commissions, of $30.46, $29.95, $29.78 and $29.17 per share, respectively. In connection with certain of the offerings, the Company repurchased from the underwriters 5,000,000 shares in June 2014 and 3,428,179 shares in February 2014 at the prices paid by the underwriters and subsequently retired those shares.

During the nine months ended September 30, 2013, the Company completed a secondary offering of 23,805,000 shares of its common stock held by investment funds affiliated with the Sponsors to the underwriters in the public offering at the public offering price, less the underwriting discounts and commissions, or $21.175 per share. The Company received no proceeds from the sale. In connection with the offering, the Company repurchased from the underwriters 4,700,000 shares of the 23,805,000 shares at the price paid by the underwriters and subsequently retired those shares.

NOTE Q. EARNINGS PER SHARE

The Company presents both basic and diluted earnings per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted EPS is calculated by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during the reporting period that are calculated using the treasury stock method for stock-based awards. The treasury stock method assumes that the Company uses the proceeds from the exercise of awards to repurchase common stock at the average market price during the period. The assumed proceeds under the treasury stock method include the purchase price that the grantee will pay in the future, compensation cost for future service that the Company has not yet recognized and any tax benefits that would be credited to additional paid-in-capital when the award generates a tax deduction. If there would be a shortfall resulting in a charge to additional paid-in-capital, such an amount would be a reduction of the proceeds to the extent of the gains. The diluted weighted-average common shares outstanding exclude the anti-dilutive effect of certain stock options since such options had an exercise price in excess of the monthly average market value of our common stock. For the three months ended September 30, 2014, 0.4 million of outstanding stock options were not included in the diluted EPS computation because they were anti-dilutive.

The following table reconciles the numerators and denominators used to calculate basic EPS and diluted EPS (in millions, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income	$68.8	$44.5	$178.1	$122.5

Weighted average shares of common stock outstanding	178.8	184.4	179.9	185.0
Dilutive effect stock-based awards	2.1	3.6	2.9	3.6

Diluted weighted average shares of common stock outstanding	180.9	188.0	182.8	188.6

Basic earnings per share attributable to common stockholders	$0.38	$0.24	$0.99	$0.66

Diluted earnings per share attributable to common stockholders	$0.38	$0.24	$0.97	$0.65

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Trends Impacting Our Business

Our net sales are driven by commercial vehicle production, which tends to be highly correlated to macroeconomic conditions. According to America’s Commercial Transportation Research, commercial truck and bus production volumes in our North American on-highway markets are projected to grow, but to remain below the 1998-2008 average production levels through 2015. In the fourth quarter of 2014, we expect net sales to increase on a year-over-year basis principally driven by higher demand in the North America On-Highway and Off-Highway end markets partially offset by lower demand in the Outside North America On-Highway and North America Hybrid-Propulsion Systems for Transit Bus end markets.

Third Quarter Net Sales by End Market (in millions)

End Market	Q3 2014 Net Sales	Q3 2013 Net Sales	% Variance
North America On-Highway	$256	$212	21%
North America Hybrid Propulsion Systems for Transit Bus	23	15	53%
North America Off-Highway	30	9	233%
Defense	35	52	(33%)
Outside North America On-Highway	73	70	4%
Outside North America Off-Highway	18	16	13%
Service Parts, Support Equipment and Other	118	92	28%

Total Net Sales	$553	$466	19%

North America On-Highway end market net sales were up 21% for the third quarter 2014 compared to the third quarter 2013, principally driven by higher demand for Rugged Duty Series models.

North America Hybrid-Propulsion Systems for Transit Bus end market net sales were up 53% for the third quarter 2014 compared to the third quarter 2013, principally driven by intra-year movement in the timing of orders.

North America Off-Highway end market net sales were up 233% for the third quarter 2014 compared to the third quarter of 2013, principally driven by higher demand from hydraulic fracturing applications.

Defense end market net sales were down 33% for the third quarter 2014 compared to the third quarter 2013, principally driven by previously considered reductions in U.S. defense spending to longer term averages experienced during periods without active conflicts.

Outside North America On-Highway end market net sales were up 4% for the third quarter 2014 compared to the third quarter 2013, principally driven by improved demand in all regions other than Europe.

Outside North America Off-Highway end market net sales were up 13% for the third quarter 2014 compared to the third quarter 2013, driven by improved demand in the China energy sector.

Service parts, support equipment and other end market net sales were up 28% for the third quarter 2014 compared to the third quarter 2013, principally driven by higher demand for North America service parts and global On-Highway support equipment commensurate with increased transmission unit volumes.

Key Components of our Results of Operations

Net sales

We generate our net sales primarily from the sale of transmissions, transmission parts, support equipment, defense kits, engineering services, royalties and extended transmission coverage to a wide array of OEMs, distributors and the U.S. government. Sales are recorded net of provisions for customer allowances and other rebates. Engineering services are recorded as net sales in accordance with the terms of the contract. The associated costs are recorded in cost of sales. We also have royalty agreements with third parties that provide net sales as a result of joint efforts in developing marketable products.

Cost of sales

Our most significant components of cost of sales are purchased parts, the overhead expense related to our manufacturing operations and direct labor associated with the manufacture and assembly of transmissions and parts. For the nine months ended September 30, 2014, direct material costs were approximately 69%, overhead costs were approximately 25%, and direct labor costs were approximately 6% of total cost of sales. We are subject to changes in our cost of sales caused by movements in underlying commodity prices. We seek to hedge against this risk by using commodity swap contracts and long-term supply agreements (“LTSAs”). See Part I, “Item 3 Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk” included below.

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

	For the three months ended September 30,		For the nine months ended September 30,
(unaudited, in millions)	2014	2013	2014	2013
Net income	$68.8	$44.5	$178.1	$122.5
plus:
Interest expense, net	29.3	37.3	101.0	104.5
Cash interest expense	(34.7)	(33.3)	(103.3)	(112.9)
Income tax expense	47.5	27.9	112.2	76.1
Cash income taxes	(0.4)	(0.5)	(3.5)	(3.5)
Amortization of intangible assets	24.7	25.1	74.1	80.1
Technology-related investment expense (a)	2.0	—	2.0	2.5
Public offering expenses (b)	0.3	0.3	1.4	0.9

Adjusted net income	$137.5	$101.3	$362.0	$270.2
Cash interest expense	34.7	33.3	103.3	112.9
Cash income taxes	0.4	0.5	3.5	3.5
Depreciation of property, plant and equipment	23.6	24.4	71.0	74.1
Unrealized loss on foreign exchange (c)	2.0	1.8	3.4	2.3
Unrealized (gain) loss on commodity hedge contracts (d)	(0.6)	(0.8)	(1.7)	1.1
Restructuring charge (e)	—	—	0.7	1.0
Loss on repayments and redemptions of long-term debt (f)	0.3	0.5	0.3	0.5
Dual power inverter module extended coverage (g)	—	(2.4)	—	(2.4)
Other (h)	3.9	3.0	11.2	10.7

Adjusted EBITDA	$201.8	$161.6	$553.7	$473.9
Adjusted EBITDA excluding technology-related license expenses (i)	$201.8	$161.6	$557.0	$479.9

Net sales	$553.3	$466.3	$1,583.0	$1,435.8
Adjusted EBITDA margin	36.5%	34.7%	35.0%	33.0%
Adjusted EBITDA margin excluding technology-related licenses expenses (i)	36.5%	34.7%	35.2%	33.4%
Net cash provided by operating activities	$174.0	$131.0	$416.0	$315.4
(Deductions) or additions to reconcile to Adjusted free cash flow:
Additions of long-lived assets	(14.9)	(15.4)	(37.6)	(41.2)
Technology-related license expenses (i)	—	—	3.3	6.0

Adjusted free cash flow	$159.1	$115.6	$381.7	$280.2

(a)	Represents a charge (recorded in Other expense, net) for investments in co-development agreements to expand our position in transmission technologies.
(b)	Represents fees and expenses (recorded in Other expense, net) related to our secondary offerings in September 2014, June 2014, April 2014, February 2014 and August 2013, and proposed secondary offering in April 2013.
(c)	Represents losses (recorded in Other expense, net) on the mark-to-market of our foreign currency hedge contracts and on intercompany financing transactions related to investments in plant assets for our India facility.
(d)	Represents unrealized (gains) losses (recorded in Other expense, net) on the mark-to-market of our commodity hedge contracts.
(e)	Represents a charge (recorded in Selling, general and administrative, and Engineering – research and development) related to employee headcount reductions in the second quarter of 2014 and second quarter of 2013.
(f)	Represents losses (recorded in Other expense, net) realized on the repayments of Allison Transmission, Inc.’s (“ATI”), our wholly owned subsidiary, long-term debt.
(g)	During the third quarter of 2013, we conducted a review of the Dual Power Inverter Module (“DPIM”) extended coverage program resulting in a reduction of the DPIM liability, partially offset by a reduction of the associated General Motors (“GM”) receivable totaling a net credit (recorded in Selling, general and administrative expenses). The total liability and GM receivable will continue to be reviewed for any changes in estimate as additional claims data and field information become available.
(h)	Represents employee stock compensation expense (recorded in Cost of sales, Selling, general and administrative expenses, and Engineering – research and development).
(i)	Represents payments (recorded in Engineering – research and development) for licenses to expand our position in transmission technologies.

Results of Operations

Comparison of three months ended September 30, 2014 and 2013

The following table sets forth certain financial information for the three months ended September 30, 2014 and 2013. The following table and discussion should be read in conjunction with the information contained in our condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Three months ended September 30,
(unaudited, dollars in millions)	2014	% of net sales	2013	% of net sales
Net sales	$553.3	—	$466.3	—
Gross profit	259.3	46.9%	206.1	44.2%
Operating expenses:
Selling, general and administrative expenses	87.5	15.8	74.0	15.9
Engineering — research and development	24.5	4.4	20.9	4.5
Total operating expenses	112.0	20.2	94.9	20.4

Operating income	147.3	26.7	111.2	23.8
Other expense, net:
Interest expense, net	(29.3)	(5.3)	(37.3)	(8.0)
Other expense, net	(1.7)	(0.3)	(1.5)	(0.3)

Total other expense, net	(31.0)	(5.6)	(38.8)	(8.3)

Income before income taxes	116.3	21.1	72.4	15.5
Income tax expense	(47.5)	(8.6)	(27.9)	(6.0)

Net income	$68.8	12.5%	$44.5	9.5%

Net sales.

Net sales for the quarter ended September 30, 2014 were $553.3 million compared to $466.3 million for the quarter ended September 30, 2013, an increase of 18.7%. The increase was principally driven by a $47.0 million, or 17%, increase in net sales of global on-highway commercial products driven by higher North American demand from Rugged Duty Series, a $26.0 million, or 28%, increase in net sales of parts and other products driven by higher demand for North America service parts and global on-highway support equipment commensurate with increased transmission unit volumes, a $23.0 million, or 92%, increase in net sales of global off-highway products driven by higher demand from hydraulic fracturing applications and improved demand in the China energy sector and a $8.0 million, or 53%, increase in net sales of North America hybrid-propulsion systems for transit buses driven by intra-year movement in the timing of orders, partially offset by a $17.0 million, or 33%, decrease in net sales of defense products due to lower U.S. defense spending. See “Trends Impacting Our Business” above for additional information on net sales by end markets.

Gross profit.

Gross profit for the quarter ended September 30, 2014 was $259.3 million compared to $206.1 million for the quarter ended September 30, 2013, an increase of 25.8%. The increase was principally driven by $53.0 million related to increased net sales and $8.0 million of price increases on certain products, partially offset by $8.0 million of higher manufacturing expense commensurate with increased sales.

Selling, general and administrative expenses.

Selling, general and administrative expenses for the quarter ended September 30, 2014 were $87.5 million compared to $74.0 million for the quarter ended September 30, 2013, an increase of 18.2%. The increase was principally driven by $3.1 million related to favorable product warranty expense adjustments in 2013 driven by improved performance, a $2.4 million favorable adjustment in 2013 related to the DPIM extended coverage program and increased global commercial spending activities, partially offset by $0.4 million of lower intangible asset amortization in 2014.

Engineering — research and development.

Engineering expenses for the quarter ended September 30, 2014 were $24.5 million compared to $20.9 million for the quarter ended September 30, 2013, an increase of 17.2%. The increase was principally driven by increased spending on product initiatives.

Interest expense, net.

Interest expense, net for the quarter ended September 30, 2014 was $29.3 million compared to $37.3 million for the quarter ended September 30, 2013, a decrease of 21.4%. The decrease was principally driven by $5.1 million of lower interest expense as a result of the maturity of $950.0 million of interest rate derivatives, $1.4 million of lower amortization of deferred financing charges, $1.1 million of lower interest expense as a result of debt repayments and repurchases, $0.7 million of lower interest expense related to lower interest rates on our interest rate derivatives and $0.2 million of lower interest expense as a result of lower interest rates on ATI’s Senior Secured Credit Facility (defined as the Term B-2 Loan due 2017 (“Term B-2 Loan”), Term B-3 Loan due 2019 (“Term B-3 Loan”) and revolving credit facility), partially offset by $0.6 million of less favorable mark-to-market adjustments for our interest rate derivatives.

Other expense, net.

Other expense, net for the quarter ended September 30, 2014 was $1.7 million compared to $1.5 million for the quarter ended September 30, 2013, an increase of 13.3%. The increase in expense was principally driven by a $2.0 million loss on investments in technology-related initiatives, $1.1 million of unrealized losses on derivative contracts, $0.2 million of lower Grant Program income and $0.5 million of higher miscellaneous expenses, partially offset by a gain of $2.0 million related to the negotiation of a commercial agreement, $0.7 million of 2013 realized losses on derivative contracts, $0.7 million of lower foreign exchange losses on intercompany financing and $0.2 million of lower expenses related to debt repayments.

Income tax expense.

Income tax expense for the third quarter of 2014 was $47.5 million resulting in an effective tax rate of 40.8% versus an effective tax rate of 38.5% in the third quarter of 2013. The change in effective tax rate was principally driven by the change in discrete activity.

Comparison of nine months ended September 30, 2014 and 2013

The following table sets forth certain financial information for the nine months ended September 30, 2014 and 2013. The following table and discussion should be read in conjunction with the information contained in our condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Nine months ended September 30,
(unaudited, dollars in millions)	2014	% of net sales	2013	% of net sales
Net sales	$1,583.0	—	$1,435.8	—
Gross profit	720.3	45.5%	630.5	43.9%
Operating expenses:
Selling, general and administrative expenses	255.8	16.2	247.5	17.2
Engineering — research and development	70.2	4.4	72.7	5.1
Total operating expenses	326.0	20.6	320.2	22.3

Operating income	394.3	24.9	310.3	21.6
Other expense, net:
Interest expense, net	(101.0)	(6.4)	(104.5)	(7.3)
Other expense, net	(3.0)	(0.2)	(7.2)	(0.5)

Total other expense, net	(104.0)	(6.6)	(111.7)	(7.8)

Income before income taxes	290.3	18.3	198.6	13.8
Income tax expense	(112.2)	(7.1)	(76.1)	(5.3)

Net income	$178.1	11.2%	$122.5	8.5%

Net sales.

Net sales for the nine months ended September 30, 2014 were $1,583.0 million compared to $1,435.8 million for the nine months ended September 30, 2013, an increase of 10.3%. The increase was principally driven by a $116.0 million, or 19%, increase in net sales of North American on-highway commercial products driven by higher demand from Rugged Duty Series and Pupil Transport/Shuttle Series models, a $57.0 million, or 21%, increase in net sales of parts and other products driven by higher demand for global service parts and global on-highway support equipment commensurate with increased transmission unit volumes, a $40.0 million, or 160%, increase in net sales of North American off-highway products driven by higher demand from natural gas fracturing applications and a $2.0 million, or 3%, increase in net sales of North America hybrid-propulsion systems for transit buses, partially offset by a $49.0 million, or 29%, decrease in net sales of defense products due to lower U.S. defense spending, a $10.0 million, or 14%, decrease in net sales of Outside North America off-highway products driven by lower demand from the energy sector and a $8.0 million, or 4%, decrease in net sales of Outside North America on-highway products driven by weakness in Europe.

Gross profit.

Gross profit for the nine months ended September 30, 2014 was $720.3 million compared to $630.5 million for the nine months ended September 30, 2013, an increase of 14.2%. The increase was principally driven by $89.0 million related to increased net sales, $10.0 million of price increases on certain products and $3.0 million of favorable foreign exchange, partially offset by $12.0 million of higher manufacturing expense commensurate with increased net sales and $1.0 million of unfavorable material costs.

Selling, general and administrative expenses.

Selling, general and administrative expenses for the nine months ended September 30, 2014 were $255.8 million compared to $247.5 million for the nine months ended September 30, 2013, an increase of 3.4%. The increase was principally driven by increased global commercial spending activities and a $2.4 million favorable adjustment in 2013 related to the DPIM extended coverage program, partially offset by $6.0 million of lower intangible asset amortization.

Engineering — research and development.

Engineering expenses for the nine months ended September 30, 2014 were $70.2 million compared to $72.7 million for the nine months ended September 30, 2013, a decrease of 3.4%. The decrease was principally driven by $2.9 million of lower technology-related license expenses to expand our position in transmission technologies.

Interest expense, net.

Interest expense, net for the nine months ended September 30, 2014 was $101.0 million compared to $104.5 million for the nine months ended September 30, 2013, a decrease of 3.3%. The decrease was principally driven by $4.5 million of lower interest expense as a result of the maturity of $950.0 million of interest rate derivatives, $3.7 million of lower interest expense related to lower interest rates on our interest rate derivatives, $3.4 million of lower interest expense as a result of debt repayments and repurchases, $2.2 million of lower amortization of deferred financing fees and $1.8 million of lower interest expense due to lower interest rates on ATI’s Senior Secured Credit Facility, partially offset by $12.2 million of less favorable mark-to-market adjustments for interest rate derivatives.

Other expense, net.

Other expense, net for the nine months ended September 30, 2014 was $3.0 million compared to $7.2 million for the nine months ended September 30, 2013, a decrease of 58.3%. The decrease in expense was principally driven by $2.8 million of unrealized gains on derivative contracts, a $2.0 million gain related to the negotiation of a commercial agreement, $1.4 million of favorable foreign exchange, $1.3 million of realized gains on derivative contracts, $0.5 million of lower technology-related investment expenses and $0.2 million of lower expenses related to debt repayments, partially offset by $2.0 million of lower Grant Program income, $1.1 million of increased foreign exchange losses on intercompany financing, $0.5 million of higher public offering fees and expenses, and $0.4 million of higher miscellaneous expenses.

Income tax expense.

Income tax expense for the nine months ended September 30, 2014 was $112.2 million resulting in an effective tax rate of 38.6% versus an effective tax rate of 38.3% for the nine months ended September 30, 2013. The change in effective tax rate was principally driven by the change in discrete activity.

Liquidity and Capital Resources

We generate cash primarily from our operating activities. We had total available cash and cash equivalents of $208.1 million and $184.7 million as of September 30, 2014 and December 31, 2013, respectively. Of the available cash and cash equivalents, approximately $203.1 million and $179.7 million was deposited in operating accounts while approximately $5.0 million and $5.0 million was invested in U.S. government backed securities as of September 30, 2014 and December 31, 2013, respectively.

In the first quarter of 2014, we increased the revolving commitments available under the revolving portion of the Senior Secured Credit Facility to $465.0 million, net of an allowance for up to $75.0 million in outstanding letters of credit commitments. We had $455.1 million and $395.0 million available under the revolving portion of our Senior Secured Credit Facility, net of approximately $9.9 million and $15.0 million in letters of credit issued and outstanding as of September 30, 2014 and December 31, 2013, respectively. As of September 30, 2014 and December 31, 2013, we had no outstanding borrowings on our revolving credit facility.

Our principal uses of cash are operating expenses, capital expenditures, debt service, stock repurchases, dividends on common stock and working capital needs. The following table shows our sources and uses of funds for the nine months ended September 30, 2014 and 2013 (in millions):

	Nine months ended September 30,
Statement of Cash Flows Data	2014	2013
Cash flows from operating activities	$416.0	$315.4
Cash flows used for investing activities	(41.4)	(45.8)
Cash flows used for financing activities	(357.6)	(207.7)

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

Cash provided by operating activities

Operating activities for the nine months ended September 30, 2014 generated $416.0 million of cash compared to $315.4 million for the nine months ended September 30, 2013. The increase was principally driven by increased net sales, higher 2013 payments related to technology-related licenses and higher other liabilities, net, partially offset by higher accounts receivable commensurate with increased net sales.

Cash used for investing activities

Investing activities for the nine months ended September 30, 2014 used $41.4 million of cash compared to $45.8 million for the nine months ended September 30, 2013. The decrease was principally driven by a decrease of $3.6 million in capital expenditures and $0.5 million of reduced investments in technology-related initiatives. The decrease in capital expenditures was principally driven by lower product initiatives spending, partially offset by increased investments in productivity and replacement programs.

Cash used for financing activities

Financing activities for the nine months ended September 30, 2014 used $357.6 million of cash compared to $207.7 million of cash for the nine months ended September 30, 2013. The increase was principally driven by $150.3 million related to increased repurchases of our common stock in connection with the February 2014 and June 2014 secondary offerings by investment funds affiliated with The Carlyle Group and Onex Corporation (collectively, the “Sponsors”) and $9.5 million of increased dividend payments, partially offset by $3.5 million of increased excess tax benefit from stock based compensation and $2.5 million of lower taxes paid related to net share settlement of equity awards.

Our liquidity requirements are significant, primarily due to our debt service requirements. Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control.

The revolving portion of the Senior Secured Credit Facility requires us to maintain a specified maximum total senior secured leverage ratio of 5.50x when revolving loan commitments remain outstanding at the end of a fiscal quarter. On March 12, 2014, however, the revolving lenders holding a majority of the revolving loan commitments permanently waived and agreed that no event of default would result from any non-compliance so long as there were no revolving loans outstanding as of the last day of any fiscal quarter. Throughout the nine months ended September 30, 2014, we made one withdrawal and payment on the revolving credit facility as part of our debt management plans. The maximum amount outstanding at any time on the revolving credit facility was $40.0 million, and the entire balance was repaid within the quarter it was borrowed. As of September 30, 2014, we had no revolving loans outstanding, however, we would have been in compliance with the maximum total senior secured leverage ratio, achieving a 2.70x ratio. Additionally within the terms of the Senior Secured Credit Facility, a senior secured leverage ratio at or below 3.50x results in the elimination of excess cash flow payments on the Senior Secured Credit Facility for the applicable year. The Senior Secured Credit Facility also provides certain financial incentives based on our total leverage ratio. A total leverage ratio at or below 4.00x results in a 25 basis point reduction to the applicable margin on our revolving credit facility, and a total leverage ratio at or below 3.50x results in a 12.5 basis point reduction to the revolving credit facility commitment fee and an additional 25 basis point reduction to the applicable margin on our revolving credit facility. A total leverage ratio at or below 3.25x results in a 25 basis point reduction to the applicable margin on our Term B-3 Loan. These reductions would remain in effect as long as we achieve a total leverage ratio at or below the related threshold. As of September 30, 2014, the total leverage ratio was 3.37x.

In addition to the maximum total senior secured leverage ratio for the revolving portion of the Senior Secured Credit Facility, the Senior Secured Credit Facility and the indenture governing ATI’s senior cash pay notes due May 2019 (“7.125% Senior Notes”) include, among other things, customary restrictions (subject to certain exceptions) on our ability to incur certain indebtedness or liens, make certain investments or declare or pay certain dividends. As of September 30, 2014, we are in compliance with all covenants under the Senior Secured Credit Facility.

Prior to May 15, 2015, we may redeem some or all of our 7.125% Senior Notes by paying the applicable “make-whole” premium. At any time on or after May 15, 2015, we may redeem some or all of the 7.125% Senior Notes at specified redemption prices in the governing indenture as follows:

Year	Percentage
2015	103.563%
2016	101.781%
2017 and thereafter	100.000%

To manage interest rate risk associated with our variable rate debt, we currently have eleven interest rate swap contracts as of September 30, 2014 that qualify as derivatives under authoritative accounting guidance for derivative instruments and hedging activities. Our interest rate swaps do not qualify for hedge accounting treatment and, as a result, fair value adjustments are charged directly to interest expense in the Condensed Consolidated Statements of Comprehensive Income. Despite the fact that we have elected a mark-to-market approach as opposed to hedge accounting treatment, the contracts are used strictly as an economic hedge and not for speculative purposes.

As of September 30, 2014, we did not have any interest rate derivatives subject to credit-risk or collateral requirement.

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

Recently Issued Accounting Pronouncements

Refer to NOTE B, “Summary of Significant Accounting Policies” in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Certain Relationships and Related Party Transactions

As of September 30, 2014, investment funds affiliated with the Sponsors no longer own any shares of our outstanding common stock. Pursuant to an amended and restated stockholders agreement, a majority of the Board of Directors had previously been designated by the Sponsors; however, as a result of their no longer owning any shares of our common stock, the Sponsors no longer have the right to designate members of the Board of Directors.

Repurchase of Common Stock held by Sponsors

During the nine months ended September 30, 2014, we completed four secondary public offerings in September, June, April and February of 5,392,499, 40,250,000, 25,000,000, and 28,750,000 shares of our common stock held by investment funds affiliated with the Sponsors at public offering prices, less underwriting discounts and commissions, of $30.46, $29.95, $29.78 and $29.17 per share, respectively. In connection with certain of the offerings, we repurchased from the underwriters 5,000,000 shares in June 2014 and 3,428,179 shares in February 2014 at the prices paid by the underwriters and subsequently retired those shares.

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

Senior Notes Held by Executive Officers

As of September 30, 2014, Lawrence E. Dewey, our Chairman, President and Chief Executive Officer, and David S. Graziosi, our Executive Vice President, Chief Financial Officer and Treasurer, held approximately $100,000 and $450,000, respectively, in aggregate principal amount of the 7.125% Senior Notes.

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

Interest Rate Risk

We are subject to interest rate market risk in connection with a portion of our long-term debt. Our principal interest rate exposure relates to outstanding amounts under our Senior Secured Credit Facility. Our Senior Secured Credit Facility provides for variable rate borrowings of up to $2,573.7 million including $455.1 million under our revolving credit facility, net of $9.9 million of letters of credit. A one-eighth percent change in assumed interest rates for the Senior Secured Credit Facility, if fully drawn, as of September 30, 2014 would have an impact of approximately $1.0 million on interest expense with the 1.00% LIBOR floor in effect on our Term B-3 Loan. Should LIBOR exceed 1.00%, a one-eighth percent change in assumed interest rates for the Senior Secured Credit Facility, if fully drawn, as of September 30, 2014 would have an impact of approximately $3.0 million on interest expense. As of September 30, 2014, we had no outstanding borrowings against the revolving credit facility.

From time to time, we enter into interest rate swap agreements to hedge our variable interest rate debt. Below is a list of our interest rate swaps as of September 30, 2014:

	Counterparty	Effective Date	Notional Amount (in millions)	LIBOR Fixed Rate
Interest Rate Swap L	Barclays	Aug 2016-Aug 2019	$75.0	3.44	%*
Interest Rate Swap M	JP Morgan	Aug 2016-Aug 2019	$100.0	3.43	%*
Interest Rate Swap N	Bank of America	Aug 2016-Aug 2019	$75.0	3.37	%*
Interest Rate Swap O	Deutsche Bank	Aug 2016-Aug 2019	$75.0	3.19	%*
Interest Rate Swap P	Barclays	Aug 2016-Aug 2019	$75.0	3.08	%*
Interest Rate Swap Q	Barclays	Aug 2016-Aug 2019	$50.0	2.99	%*
Interest Rate Swap R	Deutsche Bank	Aug 2016-Aug 2019	$50.0	2.98	%*
Interest Rate Swap S	Deutsche Bank	Aug 2016-Aug 2019	$50.0	2.73	%*
Interest Rate Swap T	Bank of America	Aug 2016-Aug 2019	$75.0	2.74	%*
Interest Rate Swap U	Fifth Third Bank	Aug 2016-Aug 2019	$50.0	2.66	%*
Interest Rate Swap V	Fifth Third Bank	Aug 2016-Aug 2019	$50.0	2.60	%*

*	includes LIBOR floor of 1.00%

We are exposed to increased interest expense if a counterparty defaults. Refer to NOTE F and NOTE G of the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Exchange Rate Risk

While our net sales and costs are denominated primarily in U.S. Dollars, net sales, costs, assets and liabilities are generated in other currencies including Japanese Yen, Euro, Indian Rupee, Brazilian Real, Chinese Yuan Renminbi, Canadian Dollar and Hungarian Forint. The expansion of our business outside North America may further increase the risk that cash flows resulting from these activities may be adversely affected by changes in currency exchange rates. As of September 30, 2014, we hold hedging contracts in the Japanese Yen, which are intended to hedge either known or forecasted cash flow payments denominated in the currency. We do not hold financial instruments for trading or speculative purposes.

Assuming current levels of foreign currency transactions, a 10% aggregate increase or decrease in the Japanese Yen, Euro, Indian Rupee, Chinese Yuan Renminbi and Canadian Dollar would correspondingly change our earnings by an estimated $3 million per year. This includes the partial offset of our hedging contracts described above. All other exposure to foreign currencies is considered immaterial.

Commodity Price Risk

We are subject to changes in our cost of sales caused by movements in underlying commodity prices. Approximately two-thirds of our cost of sales consists of purchased components with significant raw material content. A substantial portion of the purchased parts are made of aluminum and steel. The cost of aluminum parts include an adjustment factor on future purchases for fluctuations in aluminum prices based on accepted industry indices. In addition, a substantial amount of steel-based contracts also include an index-based component. As our costs change, we are able to pass through a portion of the changes in commodity prices to certain of our customers according to our LTSAs. We historically have not entered into long-term purchase contracts related to the purchase of aluminum and steel. We currently hold financial forward contracts that are intended to hedge forecasted aluminum purchases. Based on our forecasted demand for 2014, 2015 and 2016, as of September 30, 2014, the hedge contracts cover approximately 47%, 29% and 6% of our aluminum requirements, respectively. We do not hold financial instruments for trading or speculative purposes.

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

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLISON TRANSMISSION HOLDINGS, INC.

Date: October 28, 2014	By:	/s/ Lawrence E. Dewey
		Name:	Lawrence E. Dewey
		Title:	Chairman, President and Chief Executive Officer

Date: October 28, 2014	By:	/s/ David S. Graziosi
		Name:	David S. Graziosi
		Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Accounting Officer)