Form 10-K
period 2014-12-31
Allison Transmission Holdings Inc
filed 2015-02-20
CIK 1411207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates was approximately $5,148.6 million as of June 30, 2014.

As of February 5, 2015, there were 180,053,650 shares of Common Stock outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement for its 2015 annual meeting of stockholders will be incorporated by reference in Part III of this Annual Report on Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. The words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Although forward-looking statements reflect management’s good faith beliefs, reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements speak only as of the date the statements are made. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to: our participation in markets that are competitive; general economic and industry conditions; our ability to prepare for, respond to and successfully achieve our objectives relating to technological and market developments and changing customer needs; the failure of markets outside North America to increase adoption of fully-automatic transmissions; risks related to our substantial indebtedness; the discovery of defects in our products, resulting in delays in new model launches, recall campaigns and/or increased warranty costs and reduction in future sales or damage to our brand and reputation; the concentration of our net sales in our top five customers and the loss of any one of these; risks associated with our international operations; brand and reputational risks; our intention to pay dividends and repurchase shares of our common stock; and labor strikes, work stoppages or similar labor disputes, which could significantly disrupt our operations or those of our principal customers.

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

Certain Trademarks

This Annual Report on Form 10-K includes trademarks, such as Allison Transmission and ReTran, which are protected under applicable intellectual property laws and are our property and/or the property of our subsidiaries. This report also contains trademarks, service marks, copyrights and trade names of other companies, which are the property of their respective owners. We do not intend our use or display of other companies’ trademarks, service marks, copyrights or trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies. Solely for convenience, our trademarks and trade names referred to in this report may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks and trade names.

PART I.

ITEM 1. Business

Overview

Allison Transmission Holdings, Inc. and its subsidiaries (“Allison,” the “Company” or “we”) design and manufacture commercial and defense fully-automatic transmissions. The business was founded in 1915 and has been headquartered in Indianapolis, Indiana since inception. Allison was an operating unit of General Motors Corporation (“Old GM”) from 1929 until 2007, when Allison once again became a stand-alone company. In March 2012, Allison began trading on the New York Stock Exchange under the symbol, “ALSN”.

We have approximately 2,700 employees and 13 different transmission product lines. Although approximately 80% percent of revenues were generated in North America in 2014, we have a global presence by serving customers in Europe, Asia, South America and Africa. We serve customers through an independent network of approximately 1,400 independent distributor and dealer locations worldwide.

Our Business

We are the world’s largest manufacturer of fully-automatic transmissions for medium- and heavy-duty commercial vehicles and medium- and heavy-tactical U.S. defense vehicles. Allison transmissions are used in a wide variety of applications, including on-highway trucks (distribution, refuse, construction, fire and emergency), buses (primarily school, transit and hybrid-transit), motorhomes, off-highway vehicles and equipment (primarily energy, mining and construction) and defense vehicles (wheeled and tracked). We estimate that globally, in 2014, we sold approximately 63% of all fully-automatic transmissions for medium- and heavy-duty on-highway commercial vehicle applications. We believe the Allison brand is one of the most recognized in our industry as a result of the performance, reliability and fuel efficiency of our transmissions and is associated with high quality, durability, vocational value, technological leadership and superior customer service.

We introduced the world’s first fully-automatic transmission for commercial vehicles over 60 years ago. Since that time, we have driven the trend in North America and Western Europe towards increasing automaticity by targeting a diverse range of commercial vehicle vocations. Allison transmissions are optimized for the unique performance requirements of end users, which typically vary by vocation. Our products are highly engineered, requiring advanced manufacturing processes, and employ complex software algorithms for our transmission controls to maximize end user performance. We have developed over 100 different models that are used in more than 2,500 different vehicle configurations and are compatible with more than 500 combinations of engine brands, models and ratings (including diesel, gasoline, natural gas and other alternative fuels). In 2014, over 7,500 unique Allison-developed calibrations were used with our transmission control modules.

Our Industry

Commercial vehicles typically employ one of three transmission types: manual, automated manual transmissions (“AMT”) or fully-automatic. Manual transmissions are the most prevalent transmission type used in Class 8 tractors in North America and in medium- and heavy-duty commercial vehicles, generally, outside North America. Manual transmissions utilize a disconnect clutch causing power to be interrupted during each gear shift resulting in energy loss-related inefficiencies and less work being accomplished for a given amount of fuel consumed. In long-distance trucking, this power interruption is not a significant factor, as the manual transmission provides its highest degree of fuel economy during steady-state cruising. However, steady-state cruising is only one part of the duty cycle. When the duty cycle requires a high degree of “start and stop” activity or speed transients, as is common in many vocations as well as in urban environments, we believe manual transmissions result in reduced performance, lower fuel efficiency, lower average speed for a given amount of fuel consumed and inferior ride quality. Moreover, the clutches must be replaced regularly, resulting in increased maintenance expense and vehicle downtime. Manual transmissions also require a skilled driver to operate the disconnect clutch when launching the vehicle and shifting gears. AMTs are manual transmissions that feature automated operation of the disconnect clutch. Fully-automatic transmissions utilize technology that smoothly shifts gears instead of a disconnect clutch, thereby delivering uninterrupted power to the wheels during gear shifts and requiring minimal driver input. These transmissions deliver superior acceleration, higher productivity, increased fuel efficiency, reduced operating costs, less driveline shock and smoother shifting relative to both manual transmissions and AMTs in vocations with a high degree of “start and stop” activity, as well as in urban environments.

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

Our Served Markets

We sell our transmissions globally for use in medium- and heavy-duty on-highway commercial vehicles, off-highway vehicles and equipment and defense vehicles. In addition to the sale of transmissions, we also sell branded replacement parts, support equipment and other products necessary to service the installed base of vehicles utilizing our transmissions. The following table provides a summary of our business by end market, for the fiscal year ended December 31, 2014.

	NORTH AMERICA			OUTSIDE NORTH AMERICA		DEFENSE	SERVICE
END MARKET	ON- HIGHWAY	HYBRID TRANSIT BUS	OFF- HIGHWAY	ON-HIGHWAY	OFF- HIGHWAY		PARTS, SUPPORT EQUIPMENT & OTHER
2014 NET SALES (IN MILLIONS)	$988	$93	$100	$264	$81	$157	$444
% OF TOTAL	47%	4%	5%	12%	4%	7%	21%
MARKET POSITION	• #1 supplier of fully-automatic transmissions	• A leading supplier of hybrid-propulsion systems	• A leading independent supplier	• #1 supplier of fully-automatic transmissions in China and India • Established presence in Western Europe	• A leading independent supplier	• #1 supplier of transmissions for the U.S. Department of Defense	• Approximately 1,400 dealers and distributors worldwide
VOCATIONS OR END USE	• Distribution • Emergency • Refuse • Construction • Utility • School, transit, shuttle and coach buses • Motorhome • Metro tractors	• Hybrid transit bus • Hybrid shuttle bus	• Energy • Mining • Construction • Specialty vehicle	• Distribution • Emergency • Refuse • Construction • Utility • Transit, shuttle and coach buses	• Energy • Mining • Construction • Specialty vehicle	• Medium- and heavy-tactical wheeled platforms • Tracked combat platforms	• Parts • Support equipment • Remanufactured transmissions • Fluids

Refer to NOTE 18, “Concentration of Risk” and NOTE 22, “Geographic Information” in Part II, Item 8, of this Annual Report on Form 10-K for additional information on our significant original equipment manufacturer (“OEM”) customers and net sales by geographical areas.

North America

On-Highway.

We are the largest manufacturer of fully-automatic transmissions for the on-highway medium- and heavy-duty commercial vehicle market in North America. The following is a summary of our on-highway net sales by vehicle class in North America.

Our core North American on-highway market includes Class 4-5, Class 6-7 and Class 8 straight trucks, conventional transit, shuttle and coach buses, school buses and motorhomes. Class 8 trucks are subdivided into two markets: straight and tractor. Class 8 straight trucks are those with a unified body (e.g., refuse, construction, and dump trucks), while tractors have a vehicle chassis that is separable from the trailer they pull. We have been supplying transmissions for Class 8 straight trucks for decades, and it is a core end market for us. Today, we have very limited exposure to the Class 8 tractor market because lower priced manual transmissions generally meet the needs of these vehicles which are primarily used in long distance hauling. However, we have identified a portion of the Class 8 tractor market that we call metro tractors that are used in urban environments the majority of the time. During 2013, we began production of a fully-automatic transmission (the “TC10”) that meets the unique duty cycle requirements of the Class 8 metro tractor market. Combining the startability and continuous, uninterrupted power qualities of a fully-automatic transmission with the cruising aspects of a manual transmission, the TC10 offers an alternative to traditional manual and automated manual transmissions in tractor applications.

We sell substantially all of our transmissions in the North American on-highway market to OEMs. These OEMs, in turn, install our transmissions in vehicles in which our transmission is either the exclusive transmission available or is specifically requested by end users who are choosing between a manual transmission, an AMT or a fully-automatic transmission. OEM customers representing approximately 90% of our 2014 North American on-highway unit volume participate in long-term supply agreements (“LTSA”) with us. Generally, these supply agreements offer the OEM customer defined levels of mutual commitment with respect to growing Allison’s presence in the OEMs’ products and promotional efforts, pricing and sharing of commodity cost risk. The length of our customer agreements is typically between four and five years. We often compete in this market against independent manufacturers of manual transmissions, AMTs, fully-automatic transmissions manufactured by Ford Motor Company (“Ford”), ZF Friedrichshafen AG (“ZF”) and Voith GmbH (“Voith”), and against OEMs in certain weight classes that use their own internally manufactured transmissions in certain vehicles.

The following table presents a summary of our competitive position by vehicle class in the North America on-highway end market.

	CLASS 4-5 TRUCKS	CLASS 6-7 TRUCKS	CLASS 8 STRAIGHT TRUCKS	SCHOOL BUSES	MOTORHOMES
2014 SHARE	5%	74%	57%	95%	46%
PRIMARY COMPETITION	• Ford	• Manual Transmissions • AMTs • Ford	• Manual Transmissions • AMTs	• Ford • Voith • ZF	• Ford

Hybrid Transit Buses.

The interest in conserving fuel and reducing greenhouse gas emissions is driving demand for more fuel efficient commercial vehicles. In North America, we sold approximately 73% of all units for the hybrid transit bus market in 2014. Our customers in this North American end market are typically city, state and federal governmental entities, which utilize government funds to subsidize a portion of the purchase price for the transit buses containing our hybrid-propulsion system. In this market, we compete primarily with BAE Systems plc (“BAE”).

Off-Highway.

We have provided products used in vehicles and equipment that serve energy, mining and construction applications in North America for over 50 years. Off-highway energy applications include hydraulic fracturing equipment, well-stimulation equipment, pumping equipment, and well-servicing rigs, which often use a fully-automatic transmission to propel the vehicle and drive auxiliary equipment. We maintain a leadership position in this end market, with nearly all producers of well-stimulation and well-servicing equipment utilizing our heavy duty off-highway transmissions. Additionally, we sell kits that can increase the horsepower of existing off-highway products. Competition includes Caterpillar, Inc. (“Caterpillar”) and Twin Disc, Inc. (“Twin Disc”).

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

Outside North America

Outside North America we serve several different markets, including: Europe, Middle East, Africa (“EMEA”), Asia-Pacific, South America and India.

On-Highway.

We are the largest manufacturer of fully-automatic transmissions for the commercial vehicle market outside of North America. While the use of fully-automatic transmissions in the medium- and heavy-duty commercial vehicle market has been widely accepted in North America, the markets outside North America continue to be dominated by manual transmissions. In 2014, fully-automatic transmission-equipped medium- and heavy-duty commercial vehicles represented less than 5% of the vehicles in markets outside North America and are concentrated in certain vocational end markets. The following is a summary of our on-highway net sales by region outside of North America.

Europe, Middle East, Africa. EMEA is composed of several different markets, each of which differs significantly from our core North American market by the degree of market maturity, sophistication and acceptance of fully-automatic transmission technology. Within Europe, we serve Western European developed markets, as well as Russian and Eastern European emerging markets, principally in the refuse, emergency, bus, coach, distribution and utility markets. Competition in Western Europe is most notably characterized by a high level of vertical powertrain integration with OEMs often utilizing their own manual transmissions and AMTs in their vehicles. The Middle East and Africa regions are generally characterized by very limited local vehicle production, with imports from the U.S., South America, Turkey, China, India and Europe accounting for the majority of vehicles.

Asia-Pacific. Our key Asia-Pacific markets include China, Japan, Australia, and South Korea; however, we actively participate in several other important Asia-Pacific countries including Taiwan, Indonesia, Malaysia and Thailand, which are primarily importers of commercial vehicles. Within Asia-Pacific, our sales efforts are principally focused on the transit bus and vocational truck markets. Currently, manual transmissions are the predominant transmissions used in commercial vehicles in the Asia-Pacific region.

South America. The South American region is characterized by a high level of OEM integration, with captive manual transmission and AMT manufacturing. Currently, manual transmissions are the predominant transmissions used in commercial vehicles in South America.

India. Currently, manual transmissions are the predominant transmission used in commercial vehicles in India.

Off-Highway.

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

Asia-Pacific. Off-highway markets in Asia are shared by energy, mining and construction applications. Our primary competitors are Caterpillar, Danyang Winstar Auto Parts Co. and Twin Disc in energy applications, Caterpillar and Komatsu in mining applications and Caterpillar, Volvo and ZF in construction applications.

Defense

We have a long-standing relationship with the U.S. Department of Defense (“DOD”), dating back to 1946, when we began developing our first-generation tank transmission. Today, we sell substantially all of the transmissions for medium- and heavy-tactical wheeled vehicle platforms including the Family of Medium Tactical Vehicles, Armored Security Vehicles, Heavy Expanded Mobility Tactical Trucks, Heavy Equipment Transporters, Palletized Loading Systems, M915 Series Trucks, Medium Tactical Vehicle Replacements and the Logistic Vehicle System Replacement. Additionally, we supplied transmissions for the majority of Mine-Resistant Ambush Protected (“MRAP”) Vehicles and the MRAP All-Terrain Vehicle and for all three potential manufacturers of the Joint Light Tactical Vehicles. Transmissions for our wheeled vehicle platforms are typically sold to OEMs.

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

The sale of Allison-branded parts and fluids, remanufactured transmissions and support equipment is fundamental to our brand promise. We have assembled a worldwide network of approximately 1,400 independent distributor and dealer locations to sell, service and support our transmissions. As part of our brand strategy, our distributors and dealers are required to sell genuine Allison-branded parts. Within the aftermarket, we offer remanufactured transmissions under our ReTran brand, which provides a cost-effective alternative for transmission repairs and replacements. We also provide support equipment to our OEMs to assist in installing new Allison transmissions into vehicles, and, therefore, sales of support equipment are dependent upon sales of new transmissions.

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

Our Product Offerings

Allison transmissions are sold under the Allison Transmission brand name and remanufactured transmissions are sold under the ReTran brand name. The following is a summary of our 13 transmission product lines.

In addition to our current product offerings, we have other products and technologies under development, including hybrid-propulsion systems designed for use in medium- and heavy-duty commercial trucks and buses, higher horsepower fracturing transmissions for use in off-highway applications and fuel efficiency options for our on-highway products. During 2014, we recorded an impairment loss related to certain long-lived assets associated with the production of the H3000 and H4000 hybrid-propulsion systems. See NOTE 2 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional details.

Product Development and Engineering

We maintain product development and engineering capability dedicated to the design, development, refinement and support of our fully-automatic transmissions and hybrid-propulsion systems. We believe our customers expect our products to provide unparalleled performance and value defined in various ways, including delivering maximum cargo in minimum time, using the least amount of fuel possible while employing the fewest vehicles possible and experiencing maximum vehicle uptime. In response to those needs and the evolving customer focus on fuel efficiency, we provide vehicle specification guidelines, transmission control software and mechanical components to optimize fuel economy while delivering desired vehicle performance. Further, we are developing new technology and products to improve fuel efficiency and fuel economy by allowing engines to operate more efficiently and at lower speeds to avoid consuming fuel without compromising performance. Building on our engineering capabilities, we pioneered hybrid-propulsion in commercial vehicles and are developing new hybrid variants and alternative technologies for use in our global commercial vehicle markets. For the years ended December 31, 2014, 2013 and 2012, we have incurred $103.8 million, $97.1 million and $115.1 million of engineering – research and development expense, respectively.

From time to time, we acquire certain licenses to provide us with technology to complement our portfolio of products and product initiatives, such as our engineering development agreement with Torotrak plc and our development agreement with Fallbrook Technologies, Inc. For the years ended December 31, 2014, 2013 and 2012, we have incurred $6.1 million, $6.0 million and $12.0 million, respectively, of engineering – research and development expense related to technology-related licenses.

We maintain test tracks on our Indianapolis, Indiana campus and at our location in Szentgotthard, Hungary for vehicle drive, testing and calibration activities in addition to being a demonstration venue for customers. We also use test track facilities in New Carlisle, Indiana and Apache Junction, Arizona.

Sales and Marketing Organization

Our sales and marketing effort is organized along geographic and customer lines and is comprised of marketing, sales and service professionals, supported by application engineers worldwide. In North America, selling efforts in the on-highway end market are organized by distributor area responsibility, OEM sales and national accounts, for our large end users. Outside North America, we manage our sales, marketing, service and application engineering professionals through regional areas of responsibility. These regional management teams distribute OEM service and application engineering resources globally. We manage our defense products sales, marketing, service and application engineering through professionals based in Indianapolis, Indiana and Detroit, Michigan.

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

Manufacturing

Our manufacturing strategy provides for distributed capability in manufacturing and assembly of our products for the global commercial vehicle market. Our primary manufacturing facilities, located in Indianapolis, Indiana, consist of approximately 2.3 million square feet of usable manufacturing space in six plants. We also have established customization and parts distribution in the United States, The Netherlands, Brazil, China, Hungary, India and Japan, and plants in Chennai, India and Szentgotthard, Hungary. Our high volume on-highway products are produced in multiple global locations while off-highway, hybrid-propulsion and defense tracked products are produced in Indianapolis.

Suppliers and Raw Materials

A significant amount of the part numbers that make up our transmissions are purchased from outside suppliers, and during 2014, we purchased approximately $750.0 million of direct materials and components from outside suppliers. The largest elements of our direct spending are aluminum and steel castings and forgings that are formed by our suppliers into our larger components and assemblies for use in our transmissions. However, our spending on aluminum and steel raw materials directly and indirectly through our purchase of these components constituted approximately 10% of our direct material and component costs in 2014. The balance of our direct and indirect materials and components costs are primarily composed of value-added services and conversion costs. Our supply contracts, along with an intensive supplier selection and performance monitoring process, have enabled us to establish and maintain close relationships with suppliers and have contributed to our overall operating efficiency and industry-leading quality.

Intellectual Property

Patents and other proprietary rights are important to the continued success of our business. We also rely upon trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain our competitive position. We protect our proprietary rights through a variety of methods, including confidentiality agreements and proprietary information agreements with suppliers, employees, consultants and others who may have access to proprietary information. We own 79 issued patents, and we have licensing arrangements with respect to more than 600 additional issued patents. We have more than 200 pending patent applications throughout the world that relate to aspects of the technology incorporated in many of our products.

In addition, in conjunction with the sale of Allison (the “Acquisition Transaction”) by Old GM, we acquired an irrevocable, royalty-free, worldwide license of more than 400 U.S. and foreign patents and patent applications, as well as certain unpatented technology and know-how, to manufacture, use and sell fully-automatic transmissions and certain hybrid-propulsion systems for use in vocational and defense vehicles and off-highway products. Such licenses are subject to certain limitations. See Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K for a complete discussion of these risks and limitations. In addition, we acquired from Old GM an irrevocable, royalty-free, worldwide license under computer software programs that we use to run our business, including product design. Allison also acquired ownership of trademarks and copyrights relating to our business, subject in some cases to a non-exclusive license back to Old GM for use in connection with its existing six-speed A1000 transmission products, but only up to the termination of production of the A1000 transmission product by General Motors Company (“GM”), the successor to Old GM. GM has assumed Old GM’s obligations under these agreements pursuant to an agreement between us and GM in which GM assumed certain contracts and agreements between us and Old GM (the “Cure Agreement”).

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

Employees

As of December 31, 2014, we had approximately 2,700 employees, with more than 90% of those employees in the U.S. Approximately 60% of our U.S. employees are represented by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) and are subject to a collective bargaining agreement. In November 2012, we entered into a five year agreement with the UAW Local 933 that expires in November 2017. As approximately 50% of our represented employees are currently retirement eligible, we anticipate a shift toward increasing the number of second tier employees over the coming years. There have been no strikes or work stoppages due to Allison-specific issues in over 30 years.

Environmental Compliance

We are subject to a variety of federal, state, local and foreign environmental laws and regulations, including those governing the discharge of pollutants into the air or water, the management and disposal of hazardous substances or wastes, and the cleanup of contaminated sites. Some of our operations require environmental permits and controls to prevent and reduce air and water pollution. These permits are subject to modification, renewal and revocation by issuing authorities. In addition, certain of our products and our customer’s products are subject to certification requirements by a variety of regulatory bodies. We believe we are in substantial compliance with all material environmental laws and regulations applicable to our plants and operations. Historically, our costs of achieving and maintaining compliance with environmental, health and safety requirements have not been material to our results.

Increasing global efforts to control emissions of carbon dioxide, methane, ozone, nitrogen oxide (“NOx”) and other greenhouse gases and pollutants, as well as the shifting focus of regulatory efforts towards total emissions output, have the potential to impact our facilities, costs, products and customers. The U.S. Environmental Protection Agency (“EPA”) has taken action to control greenhouse gases from certain stationary and mobile sources. In addition, the U.S. Congress is considering proposals to limit greenhouse gas emissions, and several states have taken steps, such as adoption of cap and trade programs or other regulatory systems, to address greenhouse gases. There have also been international efforts seeking legally binding reductions in emissions of greenhouse gases. These developments and further actions that may be taken in the U.S. and in other countries, states or provinces could affect our operations both positively and negatively (e.g., by affecting the demand for or suitability of some of our products).

We also may be subject to liability as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act and similar state or foreign laws for contaminated properties that we currently own, lease or operate or that we or our predecessors have previously owned, leased or operated, and sites to which we or our predecessors sent hazardous substances. Such liability may be joint and several so that we may be liable for more than our share of contamination, and any such liability may be determined without regard to causation or knowledge of contamination. We or our predecessors have been named potentially responsible parties at contaminated sites from time to time. We do not anticipate our liabilities relating to contaminated sites will be material to our results.

Also, under the Asset Purchase Agreement, Old GM agreed to indemnify us against certain environmental liabilities, including pre-Acquisition Transaction offsite waste disposal from our facilities, former facilities associated with our business and any properties or facilities relating to our business that Old GM retained. While we are presently responsible for environmental liabilities that arise due to our post-Acquisition Transaction activities, GM, as successor to Old GM’s obligations pursuant to the Cure Agreement, continues to perform remedial activities at our Indianapolis, Indiana manufacturing facilities relating to historical soil and groundwater contamination at the facilities. GM is performing such activities, which we refer to as the “Corrective Action”, pursuant to the Asset Purchase Agreement, whereby it retained responsibility for completing all obligations covered by a voluntary Corrective Action Agreement that Old GM entered with the EPA. Once the EPA determines that GM’s remedial activities are complete and that the migration of any contamination is under control, we will assume responsibility for operating, monitoring and maintaining the ongoing Corrective Action activities and it is likely this will be performed under an agreed order of consent (“AOC”) with the EPA. It is likely that the AOC will require us to provide financial assurances to complete the operation, monitoring and maintenance activities in the event we fail to do so. This financial assurance can take a variety of forms including, but not limited to meeting certain financial metrics, providing a letter of credit, or securing a bond or an insurance policy. We have not yet established accruals for our expected future liability with respect to this activity, as we do not yet know the estimated cost. Once the EPA determines that GM’s remedial activities are complete as described above, and we assume responsibility for operating, monitoring and maintaining the ongoing Corrective Action activities previously managed by GM, we will be responsible for all environmental liabilities that may arise at any of our properties, including with respect to contamination that may have occurred at our properties prior to the Acquisition Transaction. Additionally, there can be no assurances that GM will comply with its indemnity obligations or with its remedial obligations at the Indianapolis, Indiana manufacturing facilities, or that future environmental remediation obligations will not have a material adverse impact on our results.

Competition

We compete on the basis of product performance, quality, price, distribution capability and service in addition to other factors. We face competition from numerous manufacturers of various types of transmissions for commercial vehicles, such as manual transmissions, AMTs and fully-automatic transmissions. We also face competition from manufacturers in our international operations and from international manufacturers entering our domestic market. Furthermore, some of our customers are OEMs that manufacture transmissions for their own products. Despite their transmission manufacturing abilities, our existing OEM customers have chosen to purchase certain transmissions from us due to the quality, reliability and strong brand of our transmissions and in order to limit fixed costs, minimize production risks and maintain company focus on commercial vehicle design, production and marketing.

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

Risks Related to Our Business

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

We have in the past and may in the future derive a significant portion of our net sales from a relatively limited number of OEM customers. For the years ended December 31, 2014, 2013 and 2012, our top five customers accounted for approximately 45%, 48% and 45% of our net sales, respectively. Our top two customers, Daimler and Navistar, accounted for approximately 17% and 10%, respectively, of our net sales during 2014. The commercial vehicle industry, including our customers and suppliers, continues to experience volatility and uncertainty. The loss of, or consolidation of any one of these customers, or a significant decrease in business from, one or more of these customers could harm our business. In addition, the discontinuation of particular vehicle models for which we are a significant supplier could reduce our net sales and have a material adverse effect on our results of operations.

Sales of our hybrid-propulsion systems have been, and may continue to be, negatively impacted by governmental entities electing not to subsidize the purchase of such products by end users and other external factors.

The sales of our hybrid-propulsion systems for use in transit buses have been, and may continue to be, negatively impacted by governmental entities electing not to subsidize the purchase of such products by end users. In 2014, we derived approximately 4% of our net sales from the sale of hybrid-propulsion systems for use in transit buses to city, state and federal governmental end users. Such end users may be eligible to receive certain subsidies as a result of their purchase of vehicles using hybrid-propulsion systems. For example, the Federal Transit Authority and the DOE provide funds for end users to pursue alternative fuel propulsion systems. While we do not directly receive these subsidies, if any of the subsidizing entities elect to curtail such subsidies to end users for any reason including governmental budget reductions and related fiscal matters, failure of our hybrid technology to qualify for such subsidies or redundancy by alternative technologies created by our competitors, our sales from our hybrid-propulsion systems may be negatively impacted. In addition, other external factors, including diesel and natural gas fuel price trends, emissions and on-board diagnostics regulatory requirements, availability of compatible engine calibrations from engine manufacturers and alternative emerging green technologies, have, and may continue to, negatively impact sales of our hybrid-propulsion systems. For the years ended December 31, 2014, 2013 and 2012, we experienced decreases in revenue generated from hybrid-propulsion systems for use in transit buses of 11%, 9% and 14%, respectively.

A majority of our sales to the defense end market are to U.S. government entities, and the loss of a significant number of our contracts, budgetary declines or future reductions or changes in U.S. government spending would have a material adverse effect on our results of operations and financial condition.

Our net sales to the defense end market are predominantly derived from contracts (revenue arrangements) with agencies of, and prime system contractors to, the U.S. government. If a significant number of our DOD contracts and subcontracts are simultaneously delayed or cancelled for budgetary, performance or other reasons, it would have a material adverse effect on our results of operations and financial condition. Approximately 7%, or $157 million, of our net sales for the year ended December 31, 2014 were made directly or indirectly to U.S. government agencies, including the DOD.

Sales in our defense end market have been, and we expect will continue to be, negatively impacted by declining DOD spending on wheeled and tracked vehicles. In addition to declines in defense budgets, our future financial results may be adversely affected by:

•	curtailment of the U.S. government’s use of technology or other services and product providers, including curtailment due to government budget reductions, future government shutdowns and related fiscal matters;

•	geopolitical developments that affect demand for our products and services; and

•	technological developments that impact purchasing decisions or our competitive position.

Continued volatility in and disruption to the global economic environment could adversely affect the ability of customers and suppliers to obtain credit and may have a material adverse effect on our business, results of operations and financial condition.

The commercial vehicle industry as a whole has been more adversely affected by volatile economic conditions than many other industries, as the purchase or replacement of commercial vehicles, which are durable items, can be deferred for many reasons, including reduced spending by end users. Furthermore, financial instability or bankruptcy at any of our suppliers or customers could disrupt our ability to manufacture our products and impair our ability to collect receivables, any or all of which may have a material adverse effect on our business, results of operations and financial condition. In addition, some of our customers and suppliers may experience serious cash flow problems and, thus, may find it difficult to obtain financing, if financing is available at all. As a result, our customers’ need for and ability to purchase our products or services may decrease, and our suppliers may increase their prices, reduce their output or change their terms of sale. Any inability of customers to pay us for our products and services, or any demands by suppliers for different payment terms, may materially and adversely affect our results of operations and financial condition. Furthermore, our suppliers may not be successful in generating sufficient sales or securing alternate financing arrangements, and therefore may no longer be able to supply goods and services to us. In that event, we would need to find alternate sources for these goods and services, and there is no assurance we would be able to find such alternate sources on favorable terms, if at all. Any such disruption in our supply chain could adversely affect our ability to manufacture and deliver our products on a timely basis, and thereby affect our results of operations.

Any events that impact our brand name, including if the products we manufacture or distribute are found to be defective, could have an adverse effect on our reputation, cause us to incur significant costs and negatively impact our business, results of operations and financial condition.

We face exposure to product liability claims in the event that the use of our products has, or is alleged to have, resulted in injury, death or other adverse effects. We currently maintain product liability insurance coverage, but we cannot be assured that we will be able to obtain such insurance on acceptable terms in the future, if at all, or that any such insurance will provide adequate coverage against potential claims. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for long periods of time, regardless of the ultimate outcome. An unsuccessful product liability defense could have a material adverse effect on our business, results of operation, financial condition or prospects. If one of our products is determined to be defective, we may face substantial warranty costs and may be responsible for significant costs associated with a product recall or a redesign. We have had defect and warranty issues associated with certain of our products in the past, such as our H 40/50 EP hybrid-propulsion transit bus system, where certain units were falling short of their expected service life and we offered repair and replacement for an extended period. See NOTE 9 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional details regarding this warranty issue. We cannot give assurance similar product defects will not occur in the future.

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

We recently began production of the TC10 and currently have additional new products and technologies under development. The development of new products and technologies is difficult and the timetable for commercial release is uncertain, and we may not be successful in introducing our new products and responding to customer needs. In addition, it often takes significant time, in some cases multiple fleet buy cycles, before customers gain experience with new products and technologies and those new products and technologies become widely-accepted by the market. If we do not adequately anticipate the changing needs of our customers by developing and introducing new and effective products and technologies on a timely basis, our competitive position and prospects could be harmed. If our competitors are able to respond to changing market demands and adopt new technologies more quickly than we do, demand for our products could decline, our competitive position could be harmed, and we will not be able to recoup a return on our development investments. Moreover, changing customer demands as well as evolving safety and environmental standards could require us to adapt our products and technologies to address such changes. As a result, in the future we may experience delays in the introduction of some or all of our new products or modifications or enhancements of existing products. Furthermore, there may be production delays due to unanticipated technological setbacks, which may, in turn, delay the release of new products to our end users. If we experience significant delays in production, our net sales and results of operations may be materially adversely affected.

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

Our business is subject to certain risks associated with doing business internationally, particularly in emerging markets. Outside-North America net sales represented approximately 20% of our net sales for 2014. Most of our operations are in the U.S., but we also have manufacturing and customization facilities in India and Hungary with a services agreement with Opel Szentgotthard Automotive Manufacturing Ltd., formerly GM-PTH, and customization capability in Brazil, The Netherlands, China and Japan. Further, we intend to continue to pursue growth opportunities for our business in a variety of business environments outside the U.S., which could exacerbate the risks set forth below. Our international operations are subject to, without limitation, the following risks:

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

As of December 31, 2014, approximately 60% of our U.S. employees, representing over 50% of our total employees, were represented by the UAW and are subject to a collective bargaining agreement. In November 2012, we reached an agreement on a new five-year collective bargaining agreement with the UAW Local 933, which is effective through November 2017.

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

In the event of a catastrophic loss of our key manufacturing facility, our business would be adversely affected.

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

Our products contain various raw materials, including corrosion-resistant steel, non-ferrous metals such as aluminum and nickel, and precious metals such as platinum and palladium. We use raw materials directly in manufacturing and in transmission components that we purchase from our suppliers. We generally purchase components with significant raw material content on the open market. The prices for these raw materials fluctuate depending on market conditions. Volatility in the prices of raw materials such as steel, aluminum and nickel could increase the cost of manufacturing our products. We may not be able to pass on these costs to our customers, and this could have a material adverse effect on our business, results of operations and financial condition. Even in the event that increased costs can be passed through to customers, our gross margin percentages would decline. Additionally, our suppliers are also subject to fluctuations in the prices of raw materials and may attempt to pass all or a portion of such increases on to us. In the event they are successful in doing so, our margins would decline.

In 2014, approximately 75% of our total spending on components was sourced from approximately 40 suppliers. All of the suppliers from which we purchase materials and components used in our business are fully validated suppliers, meaning the suppliers’ manufacturing processes and inputs have been validated under a production part approval process (“PPAP”). Furthermore, there are only a limited number of suppliers for certain of the materials used in our business, such as corrosion-resistant steel. As a result, our business is subject to the risk of additional price fluctuations and periodic delays in the delivery of our materials or components if supplies from a validated supplier are interrupted and a new supplier must be validated or materials and components must be purchased from a supplier without a completed PPAP. Any such price fluctuations or delays, if significant, could harm our profitability or operations. In addition, the loss of a supplier could result in significant material cost increases or reduce our production capacity. We also cannot guarantee we will be able to maintain favorable arrangements and relationships with these suppliers. An increase in the cost or a sustained interruption in the supply or shortage of some of these raw materials or components that may be caused by a deterioration of our relationships with suppliers or by events such as natural disasters, power outages, labor strikes, or the like could negatively impact our business, results of operations and financial condition. Although we have agreements with many of our customers that we will pass such price increases through to them, such contracts may be cancelled by our customers and/or we may not be able to recoup the costs of such price increases. Additionally, if we are unable to continue to purchase our required quantities of raw materials on commercially reasonable terms, or at all, if we are unable to maintain or enter into purchasing contracts for commodities, or if delivery of materials from suppliers is delayed or non-conforming, our operations could be disrupted or our profitability could be adversely impacted.

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

Our earnings may be positively or negatively impacted by the amount of income or expense recorded for our defined benefit pension plans and other post-retirement benefits (“OPEB”). Accounting principles generally accepted in the United States of America (“GAAP”) requires that income or expense for defined benefit pension plans be calculated at the annual measurement date using actuarial assumptions and calculations. These calculations reflect certain assumptions, the most significant of which relate to the capital markets, interest rates and other economic conditions. Changes in key economic indicators can change these assumptions. These assumptions, along with the actual value of assets at the measurement date, will impact the calculation of pension expense for the year. Although GAAP pension expense and pension contributions are not directly related, the key economic indicators that affect GAAP pension expense also affect the amount of cash that we would contribute to our defined benefit pension plans. Because the values of these defined benefit pension plans’ assets have fluctuated and will fluctuate in response to changing market conditions, the amount of gains or losses that will be recognized in subsequent periods, the impact on the funded status of the defined benefit pension plans and the future minimum required contributions, if any, could have a material adverse effect on our business, results of operations and financial condition. The magnitude of such impact cannot be determined with certainty at this time. However, the effect of a one percentage point decrease in the assumed discount rate would result in an increase in the December 31, 2014 defined benefit pension plans obligation of approximately $20.0 million. Likewise, a one percentage point decrease in the effective interest rate for determining defined benefit pension plans contributions would result in an increase in the minimum required contributions for 2015 of approximately $4.0 million. Similarly, a one percentage point decrease in the assumed discount rate would result in an increase in the December 31, 2014 OPEB obligation of approximately $23.7 million. As of December 31, 2014 the funded (unfunded) status of our defined benefit pension plans and OPEB plan was $1.8 million and ($136.0) million, respectively.

Environmental, health and safety laws and regulations may impose significant compliance costs and liabilities on us.

We are subject to many environmental, health and safety laws and regulations governing emissions to air, discharges to water, the generation, handling and disposal of waste and the cleanup of contaminated properties. Compliance with these laws and regulations is costly. We have incurred and expect to continue to incur significant costs to maintain or achieve compliance with applicable environmental, health and safety laws and regulations. Moreover, if these environmental, health and safety laws and regulations become more stringent or expand to include a larger portion of our products or our customer’s products in the future, we could incur additional costs in order to ensure that our business and products comply with such regulations. In addition, we may not be successful in complying with or the vehicle or customer OEMs to which we sell our products may choose not to comply with such laws and regulations, which could impact our ability to sell our products in certain locations. Furthermore, if our products that are already placed in service are found to be non-compliant with certain laws, regulations and certifications, we may incur additional costs and fines. We cannot assure we are in full compliance with all environmental, health and safety laws and regulations. Our failure to comply with applicable environmental, health and safety laws and regulations and permit requirements could result in civil or criminal fines, penalties or enforcement actions, third-party claims for property damage and personal injury, requirements to clean up property or to pay for the costs of cleanup or regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures, including the installation of pollution control equipment or remedial actions. Our failure to comply could also result in our failure to secure adequate insurance for our business, resulting in significant exposure, diminished ability to hedge our risks and material modifications of our business operations.

We may be subject to liability as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act and similar state or foreign laws for contaminated properties that we currently own, lease or operate or that we or our predecessors have previously owned, leased or operated, and sites to which we or our predecessors sent hazardous substances. Such liability may be joint and several so that we may be liable for more than our share of contamination, and any such liability may be determined without regard to causation or knowledge of contamination. We or our predecessors have been named potentially responsible parties at contaminated sites from time to time.

GM continues to perform the Corrective Action post-Acquisition Transaction pursuant to the Asset Purchase Agreement, whereby it retained responsibility for completing all obligations covered by a voluntary Corrective Action Agreement that Old GM entered with the EPA. GM retained responsibility for completing the Corrective Action and agreed to indemnify us against certain environmental liabilities as successor to Old GM’s obligations pursuant to the Cure Agreement. Once GM has received notification from EPA that the Corrective Action obligations are complete, subject to controls, we will assume responsibility for maintaining the ongoing operating, monitoring and maintenance activities required by the EPA. It is likely this will be performed under an AOC with the EPA. The costs for these activities may be material. See Part I, Item 1, “Business — Environmental Compliance” of this Annual Report on Form 10-K. There can be no assurances that GM will comply with its indemnity obligations or with its remedial obligations at the Indianapolis, Indiana facilities, or that future environmental remediation obligations will not have a material adverse effect on our results of operations. In addition, we occasionally evaluate various alternatives with respect to our facilities, including possible dispositions or closings. Investigations undertaken in connection with these activities may lead to discoveries of contamination that must be remediated, and closings of facilities may trigger remediation requirements that are not applicable to operating facilities. We may also face lawsuits brought by third parties that either allege property damage or personal injury as a result of, or seek reimbursement for costs associated with, such contamination.

We could be materially adversely affected by any failure to maintain cost controls.

We rely on our cost structure and operating discipline to achieve strong operating margins. There are many factors that could affect our ability to realize expected cost savings or achieve future cost savings that we are not able to control, including the inability to meet demand through our low-cost country sourcing initiatives; the need for unexpected significant capital expenditures; unexpected changes in commodity or component pricing that we are unable to pass on to our suppliers or customers; our inability to maintain efficiencies gained from our workforce optimization initiatives; and our failure to achieve and maintain expected cost savings from our multi-tier wage and benefit structure. Additionally, we have substantial indebtedness of approximately $2,520.5 million as of December 31, 2014. Our inability to maintain our cost controls could adversely impact our operating margins.

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

Although we are an independent company as a result of the Acquisition Transaction, GM’s future actions may still have a material impact on our business and results of operations. Pursuant to the Cure Agreement after GM’s emergence from bankruptcy in 2009, GM has assumed certain agreements from its predecessor, including the Asset Purchase Agreement, intellectual property and software license agreements and a hybrid co-branding agreement. GM’s failure to comply with any portion of these agreements for any reason, including the indemnities therein, could inhibit us from operating and expanding our business in the future.

Additionally, GM has received a non-exclusive, royalty-free, worldwide license to use the “Allison Transmission” name and certain related trademarks on GM’s line of A1000 transmissions for use primarily in Class 2 and 3 pick-up trucks. If GM, or any of its subsidiaries or affiliated entities, or any third party uses the trade name “Allison Transmission” in ways that adversely affect such trade name or trademark, our reputation could suffer damage, which in turn could have a material adverse effect on our business, results of operations and financial condition.

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

Our annual goodwill and trade name impairment test for the year ended December 31, 2014 resulted in no impairment. Although our analysis regarding the fair values of our goodwill and trade name indicates that they exceed their carrying values, materially different assumptions regarding the future performance of our business could result in impairment losses. See NOTE 2 and NOTE 5 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional details.

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

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions:

•	authorize the issuance of blank check preferred stock that our Board of Directors could issue to increase the number of outstanding shares and to discourage a takeover attempt;

•	limit the ability of stockholders to remove directors only “for cause”;

•	prohibit our stockholders from calling a special meeting of stockholders;

•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

•	provide that the Board of Directors is expressly authorized to adopt, or to alter or repeal our bylaws;

•	establish advance notice requirements for nominations for election to our Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings;

•	establish a classified Board of Directors, with three staggered terms; and

•	require the approval of holders of at least two-thirds of the outstanding shares of common stock to amend the bylaws and certain provisions of the certificate of incorporation.

These anti-takeover defenses could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for our stockholders to elect directors of their choosing and cause us to take corporate actions other than those they desire.

Risks Related to Our Indebtedness

Our substantial indebtedness could adversely affect our financial health, restrict our activities and affect our ability to meet our obligations.

We have a significant amount of indebtedness. As of December 31, 2014, we had total indebtedness of $2,520.5 million and we would have been able to borrow an additional $455.1 million under the revolving portion of our credit facility, less $9.9 million of letters of credit. As of December 31, 2014, we had no outstanding borrowings against the revolving credit facility. Of our total indebtedness at December 31, 2014, $2,049.2 million consists of the term loans under ATI’s credit facility, including $283.6 million of indebtedness associated with ATI’s Senior Secured Credit Facility Term B-2 Loan due 2017 (“Term B-2 Loan”), $1,765.6 million of indebtedness associated with ATI’s Senior Secured Credit Facility Term B-3 Loan due 2019 (“Term B-3 Loan,” and together with the Term B-2 Loan and revolving credit facility, the “Senior Secured Credit Facility”). We also had indebtedness of $471.3 million of ATI’s 7.125% senior cash pay notes due May 2019 (“7.125% Senior Notes”). For a complete description of the terms of the Senior Secured Credit Facility and the 7.125% Senior Notes, please see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments,” “– Description of the Senior Secured Credit Facility” and “– Description of the Senior Notes.”

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

Our Board of Directors declared a quarterly dividend of $0.06 per share of common stock beginning in the second quarter of 2012, increased the quarterly dividend to $0.12 per share of common stock beginning in the second quarter of 2013 and increased the quarterly dividend again to $0.15 per share of common stock beginning in the fourth quarter of 2014. However, the payment of future dividends will be at the discretion of our Board of Directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that our Board of Directors deems relevant. The Senior Secured Credit Facility and the indenture governing the 7.125% Senior Notes also effectively limit our ability to pay dividends. As a consequence of these limitations and restrictions, we may not be able to make, or may have to reduce or eliminate, the payment of dividends on our common stock. Accordingly, you may have to sell some or all of your common stock after price appreciation in order to generate cash flow from your investment. You may not receive a gain on your investment when you sell your common stock and you may lose the entire amount of the investment. Additionally, any change in the level of our dividends or the suspension of the payment thereof could adversely affect the market price of our common stock.

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

We and our subsidiaries may be able to incur additional indebtedness in the future because the terms of our indebtedness do not fully prohibit us or our subsidiaries from doing so. Subject to covenant compliance and certain conditions, our indebtedness permits additional borrowing, including total borrowing up to $455.1 million under the revolving portion of the Senior Secured Credit Facility. If new debt is added to our current debt levels and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Our world headquarters, which we own, is located at One Allison Way, Indianapolis, Indiana 46222. As of December 31, 2014, we have a total of 17 manufacturing and certain other facilities in seven countries. The following table sets forth certain information regarding these facilities.

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

PART II.

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the NYSE under the symbol “ALSN.” The following table sets forth the high and low sale prices per share for our common stock on the NYSE and the dividends declared per share for each quarter for the periods indicated:

	High	Low	Dividends Declared
Year Ended December 31, 2014:

First Quarter	$31.27	$26.41	$0.12

Second Quarter	$31.42	$28.56	$0.12

Third Quarter	$32.21	$28.34	$0.12

Fourth Quarter	$34.62	$26.15	$0.15

Year Ended December 31, 2013:

First Quarter	$24.14	$20.13	$0.06

Second Quarter	$24.50	$20.67	$0.12

Third Quarter	$27.48	$22.08	$0.12

Fourth Quarter	$28.15	$23.62	$0.12

Holders

As of February 5, 2015, there were approximately 63,600 stockholders of record of our common stock, which includes the actual number of holders registered on the books of the Company and holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.

Dividends

Our Board of Directors declared a quarterly dividend of $0.06 per share in the first quarter of 2013, increased the quarterly dividend to $0.12 per share beginning in the second quarter of 2013 and further increased the quarterly dividend to $0.15 per share beginning in the fourth quarter of 2014. We expect to continue paying cash dividends on a quarterly basis; however, future dividends are subject to approval of the Board of Directors and may be adjusted as business needs or market conditions change.

Unregistered Sales of Securities

During the period covered by this Annual Report on Form 10-K, we did not offer or sell any securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

Issuer Purchases of Equity Securities

On October 30, 2014, our Board of Directors authorized us to repurchase up to $500,000,000 of our common stock pursuant to a stock repurchase program (“Repurchase Program”). The terms of the Repurchase Program provide that we may repurchase shares of our common stock, from time to time depending on market conditions and corporate needs, in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Exchange Act. Unless earlier terminated by our Board of Directors, the Repurchase Program will expire on December 31, 2016. As of December 31, 2014, $500,000,000 remained available for stock repurchases under the Repurchase Program.

Issuances Under Equity Compensation Plans

For information regarding the securities authorized for issuance under our equity compensation plans, see Part III, Item 12 of this Annual Report on Form 10-K.

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

	As of March 15, 2012	As of December 31, 2012	As of December 31, 2013	As of December 31, 2014
Allison Transmission Holdings, Inc.	$100.00	$88.06	$121.20	$151.30
S&P 500 Index	100.00	103.52	137.04	155.80
Peer Group	100.00	99.32	136.95	149.34

ITEM 6. Selected Financial Data

The following table sets forth certain financial information for the five years ended December 31, 2014. The following table should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(dollars in millions, except per share data)	Dec. 31, 2014	Dec. 31, 2013	Dec. 31, 2012	Dec. 31, 2011	Dec. 31, 2010
Consolidated Statements of Operations:
Net sales	$2,127.4	$1,926.8	$2,141.8	$2,162.8	$1,926.3
Gross profit	975.9	841.9	954.3	954.5	828.2
Operating expenses:
Selling, general and administrative expenses	344.6	334.9	419.0	409.1	384.9
Engineering — research and development	103.8	97.1	115.1	116.4	101.5
Loss associated with impairment of long-lived assets	15.4	—	—	—	—
Total operating expenses	463.8	432.0	534.1	525.5	486.4
Operating income	512.1	409.9	420.2	429.0	341.8
Other income (expense), net:
Interest income	0.9	0.8	0.9	0.9	3.5
Interest expense	(139.3)	(133.7)	(152.1)	(218.2)	(281.0)
Premiums and expenses on tender offer for long-term debt	—	—	—	(56.9)	—
Other (expense) income, net	(5.6)	(10.9)	(52.8)	(4.2)	19.0
Total other expense, net	(144.0)	(143.8)	(204.0)	(278.4)	(258.5)
Income before income taxes	368.1	266.1	216.2	150.6	83.3
Income tax (expense) benefit	(139.5)	(100.7)	298.0	(47.6)	(53.7)
Net income	$228.6	$165.4	$514.2	$103.0	$29.6
Earnings Per Share Data:
Basic earnings per share	$1.27	$0.90	$2.83	$0.57	$0.16
Weighted-average shares outstanding	179.8	184.5	182.0	181.4	181.4
Diluted earnings per share	$1.25	$0.88	$2.76	$0.56	$0.16
Diluted weighted-average shares outstanding	182.3	187.9	186.2	183.3	181.4
Dividends declared per common share	$0.51	$0.42	$0.18	$—	$—
Consolidated Balance Sheet Data:
Cash and cash equivalents	$263.0	$184.7	$80.2	$314.0	$252.2
Total assets	4,804.2	4,812.6	4,866.0	5,192.6	5,310.4
Total debt	2,520.5	2,678.3	2,820.8	3,378.6	3,671.1
Stockholders’ equity	1,397.8	1,438.8	1,356.9	821.7	741.7

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

Overview

Allison Transmission Holdings, Inc. and its subsidiaries (“Allison,” the “Company” or “we”) design and manufacture commercial and defense fully-automatic transmissions. The business was founded in 1915 and has been headquartered in Indianapolis, Indiana since inception. Allison was an operating unit of General Motors Corporation (“Old GM”) from 1929 until 2007, when Allison once again became a stand-alone company. In March 2012, Allison began trading on the New York Stock Exchange under the symbol, “ALSN”.

We have approximately 2,700 employees and 13 different transmission product lines. Although approximately 80% percent of revenues were generated in North America in 2014, we have a global presence by serving customers in Europe, Asia, South America and Africa. We serve customers through an independent network of approximately 1,400 independent distributor and dealer locations worldwide.

Trends Impacting Our Business

Our net sales are driven by commercial vehicle production, which tends to be highly correlated to macroeconomic conditions. Our 2015 net sales guidance reflects a cautious approach given the heightened level of uncertainty and the lack of near-term visibility and confidence in the global Off-Highway end markets. Our 2015 net sales outlook also assumes a continued recovery in the North America On-Highway end market, previously considered reductions in U.S. defense spending, continued weakness in the Outside North America On-Highway end market and lower demand for North America Hybrid-Propulsion Systems for Transit Bus due to engine emissions improvements and non-hybrid alternatives.

Full Year 2014 and 2013 Net Sales by End Market (in millions)

End Market	2014 Net Sales	2013 Net Sales	% Variance
North America On-Highway	$988	$825	20%
North America Hybrid-Propulsion Systems for Transit Bus	93	105	(11%)
North America Off-Highway	100	39	156%
Defense	157	202	(22%)
Outside North America On-Highway	264	293	(10%)
Outside North America Off-Highway	81	88	(8%)
Service Parts, Support Equipment and Other	444	375	18%

Total Net Sales	$2,127	$1,927	10%

North America On-Highway end market net sales were up 20% for the year ended December 31, 2014 compared to the year ended December 31, 2013, principally driven by higher demand for Rugged Duty and Pupil Transport/Shuttle Series models.

North America Hybrid-Propulsion Systems for Transit Bus end market net sales were down 11% for the year ended December 31, 2014 compared to the year ended December 31, 2013, principally driven by lower demand due to engine emissions improvements and non-hybrid alternative technologies that generally require a fully-automatic transmission.

North America Off-Highway end market net sales were up 156% for the year ended December 31, 2014 compared to the year ended December 31, 2013, principally driven by higher demand from hydraulic fracturing applications.

Defense end market net sales were down 22% for the year ended December 31, 2014 compared to the year ended December 31, 2013, principally driven by previously considered reductions in U.S. defense spending to longer term averages experienced during periods without active conflicts.

Outside North America On-Highway end market net sales were down 10% for the year ended December 31, 2014 compared to the year ended December 31, 2013, reflecting weak demand in Europe and Asia.

Outside North America Off-Highway end market net sales were down 8% for the year ended December 31, 2014 compared to the year ended December 31, 2013, principally driven by weak demand in the energy sector.

Service parts, support equipment & other end market net sales were up 18% for the year ended December 31, 2014 compared to the year ended December 31, 2013, principally driven by higher demand for North America service parts and support equipment commensurate with increased transmission unit volumes.

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

Cost of sales

Our primary components of cost of sales are purchased parts, the overhead expense related to our manufacturing operations and direct labor associated with the manufacture and assembly of transmissions and parts. For the year ended December 31, 2014, direct material costs were approximately 68%, overhead costs were approximately 26% and direct labor costs were approximately 6% of total cost of sales. We are subject to changes in our cost of sales caused by movements in underlying commodity prices. We seek to hedge against this risk by using commodity swap contracts and LTSAs. See Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk” included in this Annual Report on Form 10-K.

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

Critical Accounting Policies and Significant Accounting Estimates

The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of net sales and expenses during the applicable reporting period. Differences between actual amounts and estimates are recorded in the period identified. Estimates used when evaluating revenue recognition, inventory, the impairment of goodwill and other intangibles, the impairment of long-lived assets, warranty programs, pension and post-retirement obligations, income taxes and stock-based compensation can require a significant amount of judgment, and a different set of judgments could result in changes to our reported results. A summary of our policies concerning these significant estimates is included in NOTE 2, “Summary of Significant Accounting Policies” in Part II, Item 8, of this Annual Report on Form 10-K.

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

	For the years ended December 31,
(unaudited, in millions)	2014	2013	2012
Net income	$228.6	$165.4	$514.2
plus:
Interest expense, net	138.4	132.9	151.2
Cash interest expense	(140.0)	(159.2)	(167.3)
Income tax expense (benefit)	139.5	100.7	(298.0)
Cash income taxes	(5.0)	(3.8)	(10.7)
Amortization of intangible assets	98.8	105.3	150.0
Loss associated with impairment of long-lived assets (a)	15.4	—	—
Technology-related investment expense (b)	2.0	5.0	14.4
Public offering expenses (c)	1.4	1.6	6.1
Fee to terminate services agreement (d)	—	—	16.0

Adjusted net income	$479.1	$347.9	$375.9
Cash interest expense	140.0	159.2	167.3
Cash income taxes	5.0	3.8	10.7
Depreciation of property, plant and equipment	93.8	98.7	102.5
Unrealized loss on foreign exchange (e)	5.2	2.3	0.1
Dual power inverter module extended coverage (f)	1.0	(2.4)	9.4
Unrealized (gain) loss on commodity hedge contracts (g)	(1.0)	1.5	(1.0)
Restructuring charge (h)	0.7	1.0	—
Loss on repayments and repurchases of long-term debt (i)	0.5	0.8	22.1
Benefit plan re-measurement (j)	—	—	2.3
UAW Local 933 contract signing bonus (k)	—	—	8.8
Other (l)	14.7	13.8	7.0

Adjusted EBITDA	$739.0	$626.6	$705.1

Adjusted EBITDA excluding technology-related licenses expenses (m)	$745.1	$632.6	$717.1

Net sales	$2,127.4	$1,926.8	$2,141.8
Adjusted EBITDA margin	34.7%	32.5%	32.9%
Adjusted EBITDA margin excluding technology-related licenses expenses (m)	35.0%	32.8%	33.5%

Net cash provided by operating activities	$556.9	$453.5	$497.5
(Deductions) or additions to reconcile to Adjusted free cash flow:
Additions of long-lived assets	(64.1)	(74.4)	(123.9)
Excess tax benefit from stock-based compensation (n)	24.6	13.7	5.3
Fee to terminate services agreement (d)	—	—	16.0
Technology-related license expenses (m)	6.1	6.0	12.0

Adjusted free cash flow	$523.5	$398.8	$406.9

(a)	Represents a charge associated with the impairment of long-lived assets related to the production of the H3000 and H4000 hybrid-propulsion systems.
(b)	Represents a charge (recorded in Other expense, net) for investments in co-development agreements to expand our position in transmission technologies.
(c)	Represents fees and expenses (recorded in Other expense, net) related to our secondary offerings in September 2014, June 2014, April 2014, February 2014, December 2013, November 2013 and August 2013, proposed secondary offering in April 2013 and initial public offering in March 2012.
(d)	Represents a payment (recorded in Other expense, net) to terminate a services agreement with the Carlyle Group and Onex Corporation (collectively, the “Sponsors”).
(e)	Represents losses (recorded in Other expense, net) on the mark-to-market of our foreign currency hedge contracts and on intercompany financing transactions related to investments in plant assets for our India facility.
(f)	During 2014, 2013 and 2012, we conducted a review of the Dual Power Inverter Module (“DPIM”) extended coverage program resulting in an increase of the DPIM liability in 2014, a reduction of the DPIM liability in 2013 and an increase of the DPIM liability in 2012, partially offset by a respective increase, reduction and increase of the associated General Motors Company (“GM”) receivable (recorded in Selling, general and administrative expenses). The total liability and GM receivable will continue to be reviewed for any changes in estimate as additional claims data and field information become available.
(g)	Represents (gains) losses (recorded in Other expense, net) on the mark-to-market of our commodity hedge contracts.
(h)	Represents a charge (recorded in Selling, general and administrative, and Engineering – research and development) related to employee headcount reductions in the second quarter of 2014 and second quarter of 2013.
(i)	Represents losses (recorded in Other expense, net) realized on the repayments and repurchases of Allison Transmission, Inc.’s (“ATI”), our wholly owned subsidiary, long-term debt.
(j)	Represents a settlement charge (recorded in Other expense, net) related to the settlement of pension obligations for certain qualified hourly employees from our hourly defined benefit pension plan to GM’s pension plan as part of the asset purchase agreement dated June 28, 2007.
(k)	Represents a bonus (recorded in Cost of sales, Selling, general and administrative expenses, and Engineering – research and development) to eligible employees recorded in the fourth quarter of 2012 as a result of UAW Local 933 – represented employees ratifying a labor contract effective November 2012 through November 2017.
(l)	Represents employee stock compensation expense (recorded in Cost of sales, Selling, general and administrative expenses, and Engineering – research and development) and service fees paid to the Sponsors (recorded in Selling, general and administrative expenses).
(m)	Represents payments (recorded in Engineering – research and development) for licenses to expand our position in transmission technologies.
(n)	Represents the amount of tax benefit (recorded in Income tax expense) related to stock-based compensation adjusted from cash flows from operating activities to cash flows from financing activities.

Results of Operations

The following tables set forth certain financial information for the years ended December 31, 2014 and 2013 and for the years ended December 31, 2013 and 2012. The following tables and discussion should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K.

Comparison of years ended December 31, 2014 and 2013

	Years ended December 31,
(dollars in millions)	2014	% of net sales	2013	% of net sales
Net sales	$2,127.4	—	$1,926.8	—
Gross profit	975.9	46%	841.9	44%
Operating expenses:
Selling, general and administrative expenses	344.6	16	334.9	17
Engineering — research and development	103.8	5	97.1	5
Loss associated with impairment of long-lived assets	15.4	1	—	—

Total operating expenses	463.8	22	432.0	22

Operating income	512.1	24	409.9	22
Other expense, net:
Interest expense, net	(138.4)	(7)	(132.9)	(7)
Other expense, net	(5.6)	(0)	(10.9)	(1)

Total other expense, net	(144.0)	(7)	(143.8)	(8)

Income before income taxes	368.1	17	266.1	14
Income tax expense	(139.5)	(7)	(100.7)	(5)

Net income	$228.6	10%	$165.4	9%

Net sales

Net sales for the year ended December 31, 2014 were $2,127.4 million compared to $1,926.8 million for the year ended December 31, 2013, an increase of 10%. The increase was principally driven by a $163.0 million, or 20%, increase in net sales of North American on-highway products principally driven by higher demand from Rugged Duty Series and Pupil Transport/Shuttle Series models, a $69.0 million, or 18%, increase in net sales of parts and other products principally driven by higher demand for North American service parts and support equipment commensurate with increased transmission unit volumes, and a $61.0 million, or 156%, increase in net sales of North American off-highway products principally driven by higher demand from hydraulic fracturing applications, partially offset by a $45.0 million, or 22%, decrease in net sales of defense products due to lower U.S. defense spending, a $29.0 million, or 10%, decrease in net sales of Outside North America on-highway products principally driven by weakness in Europe and Asia, a $12.0 million, or 11%, decrease in net sales of North America hybrid-propulsion systems for transit buses principally driven by lower demand due to engine emissions improvements and non-hybrid alternatives (e.g. xNG), and a $7.0 million, or 8%, decrease in net sales of Outside North America off-highway products principally driven by lower demand from the energy sector. See “Trends Impacting Our Business” above for additional information on net sales by end markets.

Gross profit

Gross profit for the year ended December 31, 2014 was $975.9 million compared to $841.9 million for the year ended December 31, 2013, an increase of 16%. The increase was principally driven by $122.0 million related to increased net sales, $20.0 million of price increases on certain products and $3.0 million of favorable foreign exchange, partially offset by $5.8 million of higher incentive compensation expense and $5.2 million of higher manufacturing expense commensurate with increased net sales.

Selling, general and administrative expenses

Selling, general and administrative expenses for the year ended December 31, 2014 were $344.6 million compared to $334.9 million for the year ended December 31, 2013, an increase of 3%. The increase was principally driven by $7.1 million of higher incentive compensation expense, increased global commercial spending activities, a $2.4 million favorable adjustment in 2013 related to the DPIM extended coverage program and a $1.0 million unfavorable adjustment in 2014 related to the DPIM extended coverage program, partially offset by $6.5 million of lower intangible asset amortization.

Engineering — research and development

Engineering expenses for the year ended December 31, 2014 were $103.8 million compared to $97.1 million for the year ended December 31, 2013, an increase of 7%. The increase was principally driven by increased spending on product initiatives and $2.7 million of higher incentive compensation expense.

Loss associated with impairment of long-lived assets

During 2014, we reviewed certain of our long-lived assets related to the production of the H3000 and H4000 hybrid-propulsion systems, resulting in a $15.4 million loss recorded for the year ended December 31, 2014. The loss included approximately $1.7 million of accrued expenses related to the impairment of the long-lived assets.

Interest expense, net

Interest expense, net for the year ended December 31, 2014 was $138.4 million compared to $132.9 million for the year ended December 31, 2013, an increase of 4%. The increase was principally driven by $30.8 million of less favorable mark-to-market adjustments for interest rate derivatives, partially offset by $12.3 million of lower interest expense as a result of the maturity of $950.0 million of interest rate derivatives, $5.2 million of lower interest expense as a result of debt repayments, $4.7 million of lower interest expense related to lower interest rates and $2.8 million of lower amortization of deferred financing fees.

Other expense, net

Other expense, net for the year ended December 31, 2014 was $5.6 million compared to $10.9 million for the year ended December 31, 2013, a decrease of 49%. The decrease in expense was principally driven by $4.5 million of lower expenses related to unrealized and realized losses on derivative contracts, $3.0 million of lower technology-related investment impairment expense, a $2.0 million gain related to the negotiation of a commercial agreement, $1.4 million of lower expenses related to foreign exchange losses, $0.3 million of lower expenses related to debt repayments, and $0.2 million of lower public offering fees and expenses, partially offset by $3.1 million of increased foreign exchange losses on intercompany financing, $2.6 million of lower Grant Program income and $0.4 million of lower miscellaneous income.

Income tax expense

Income tax expense for the year ended December 31, 2014 was $139.5 million compared to $100.7 million for the year ended December 31, 2013, resulting in an effective tax rate of 38% for each of the years ended December 31, 2014 and December 31, 2013.

Comparison of years ended December 31, 2013 and 2012

	Years ended December 31,
(dollars in millions)	2013	% of net sales	2012	% of net sales
Net sales	$1,926.8	—	$2,141.8	—
Gross profit	841.9	44%	954.3	45%
Operating expenses:
Selling, general and administrative expenses	334.9	17	419.0	20
Engineering — research and development	97.1	5	115.1	5

Total operating expenses	432.0	22	534.1	25

Operating income	409.9	22	420.2	20
Other expense, net:
Interest expense, net	(132.9)	(7)	(151.2)	(7)
Other expense, net	(10.9)	(1)	(52.8)	(2)

Total other expense, net	(143.8)	(8)	(204.0)	(9)

Income before income taxes	266.1	14	216.2	11
Income tax (expense) benefit	(100.7)	(5)	298.0	14

Net income	$165.4	9%	$514.2	25%

Net sales

Net sales for the year ended December 31, 2013 were $1,926.8 million compared to $2,141.8 million for the year ended December 31, 2012, a decrease of 10%. The decrease was principally driven by a $144.0 million, or 53%, decrease in net sales of global off-highway products principally driven by lower demand from North America natural gas fracturing applications and lower global demand in the mining sector, a $103.0 million, or 34%, decrease in net sales of defense products due to lower U.S. defense spending and a $10.0 million, or 9%, decrease in net sales of North America hybrid-propulsion systems for transit buses principally driven by lower demand due to engine emissions improvements and non-hybrid alternatives (e.g. xNG), partially offset by a $27.0 million, or 8%, increase in net sales of parts and other products, and a $15.0 million, or 1%, increase in net sales of global on-highway products. See “Trends Impacting Our Business” above for additional information on net sales by end markets.

Gross profit

Gross profit for the year ended December 31, 2013 was $841.9 million compared to $954.3 million for the year ended December 31, 2012, a decrease of 12%. The decrease was principally driven by $132.0 million related to decreased sales, partially offset by $7.7 million related to the fourth quarter 2012 UAW Local 933 contract signing bonus, $6.0 million of favorable foreign exchange and $4.0 million of favorable manufacturing performance.

Selling, general and administrative expenses

Selling, general and administrative expenses for the year ended December 31, 2013 were $334.9 million compared to $419.0 million for the year ended December 31, 2012, a decrease of 20%. The decrease was principally driven by $44.7 million of lower intangible asset amortization, a $9.4 million charge in 2012 related to the DPIM extended coverage program, $8.0 million of unfavorable product warranty adjustments in 2012 from prior period estimates, a $2.4 million favorable adjustment in 2013 related to the DPIM extended coverage program, $1.0 million related to the fourth quarter 2012 UAW Local 933 contract signing bonus and reduced global commercial spending activities, partially offset by $6.0 million of higher stock compensation expense.

Engineering - research and development

Engineering expenses for the year ended December 31, 2013 were $97.1 million compared to $115.1 million for the year ended December 31, 2012, a decrease of 16%. The decrease was principally driven by $12.0 million of technology-related license expenses in 2012 to expand our position in transmission technologies, $0.1 million related to the fourth quarter 2012 UAW Local 933 contract signing bonus, lower product initiative spending and reduced global spending activities, partially offset by $6.0 million of technology-related license expenses in 2013 to further expand our position in transmission technologies.

Interest expense, net

Interest expense, net for the year ended December 31, 2013 was $132.9 million compared to $151.2 million for the year ended December 31, 2012, a decrease of 12%. The decrease was principally driven by $14.4 million of lower interest expense as a result of debt repayments and purchases, an $8.8 million decrease in mark-to-market expense for our interest rate derivatives, $3.8 million of lower interest expense as a result of a decrease in effective interest rate swaps and $3.4 million of lower amortization of deferred financing fees, partially offset by $9.0 million of higher interest expense as a result of higher interest rates on the Senior Secured Credit Facility, $3.0 million of higher interest expense related to higher interest rates on our effective interest rate swaps and $0.1 million of lower interest income.

Other expense, net

Other expense, net for the year ended December 31, 2013 was $10.9 million compared to $52.8 million for the year ended December 31, 2012, a decrease of 79%. The decrease in expense was principally driven by $21.3 million of lower premiums and expenses related to payments on and redemptions of long-term debt, a $16.0 million payment in 2012 to terminate the services agreement with the Sponsors, $9.4 million of lower technology-related investment impairment expense, $4.5 million of lower public offering expenses, $2.3 million related to the hourly pension plan settlement in 2012 and $0.7 million of reduced miscellaneous expenses, partially offset by $3.9 million of higher expenses related to unrealized and realized losses on derivative contracts, $2.1 million of higher unfavorable foreign exchange and $6.3 million of lower Grant Program income.

Income tax (expense) benefit

Income tax expense for the year ended December 31, 2013 was ($100.7) million compared to an income tax benefit of $298.0 million for the year ended December 31, 2012, resulting in an effective tax rate of (38%) for the year ended December 31, 2013 versus an effective tax rate of 138% for the year ended December 31, 2012. The change in effective tax rate was principally driven by the release of the domestic valuation allowance on our deferred tax assets in the second quarter of 2012.

Liquidity and Capital Resources

We generate cash primarily from our operating activities to fund our operating, investing and financing activities. Our principal uses of cash are operating expenses, capital expenditures, debt service, stock repurchases, dividends on common stock and working capital needs. We had total available cash and cash equivalents of $263.0 million and $184.7 million as of December 31, 2014 and 2013, respectively. Of the available cash and cash equivalents, approximately $208.0 million and $179.7 million were deposited in operating accounts while approximately $55.0 million and $5.0 million were invested in U.S. government backed securities as of December 31, 2014 and 2013, respectively.

As of December 31, 2014, the total of cash and cash equivalents held by foreign subsidiaries was $35.3 million, the majority of which was located in Europe, Hungary and China. The geographic location of our cash aligns with our business growth strategy. We manage our worldwide cash requirements considering available funds among the subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. As a result, we do not anticipate any local liquidity restrictions to preclude us from funding our targeted expectations or operating needs with local resources.

If we distribute our foreign cash balance to the U.S. or to other foreign subsidiaries, we could be required to accrue and pay U.S. taxes. For example, we would be required to accrue and pay additional U.S. taxes if we repatriate cash from certain foreign subsidiaries whose earnings we have asserted are permanently reinvested outside of the U.S. Foreign earnings for which we assert permanent reinvestment outside the U.S. consists primarily of earnings of our Europe and China subsidiaries. We currently do not foresee a need to repatriate any earnings from these subsidiaries for which we have asserted permanent reinvestment.

Our liquidity requirements are significant, primarily due to our debt service requirements. As of December 31, 2014, the Company had $283.6 million of indebtedness associated with ATI’s Senior Secured Credit Facility Term B-2 Loan due 2017 (“Term B-2 Loan”) and $1,765.6 million of indebtedness associated with ATI’s Senior Secured Credit Facility Term B-3 Loan due 2019 (“Term B-3 Loan,” and together with the Term B-2 Loan and revolving credit facility, the “Senior Secured Credit Facility”). The Company also had indebtedness of $471.3 million of ATI’s 7.125% senior cash pay notes due May 2019 (“7.125% Senior Notes”).

Our ability to make payments on and to refinance our indebtedness, and to fund planned capital expenditures will depend on our ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control. We made principal payments of $157.6 million, $142.4 million and $245.4 million on the Senior Secured Credit Facility for the years ended December 31, 2014, 2013 and 2012, respectively.

The Senior Secured Credit Facility also provides for $465.0 million in revolving credit borrowings, net of an allowance for up to $75.0 million in outstanding letters of credit commitments. During 2014, the maximum amount outstanding at any time on the revolving credit facility was $40.0 million, and all balances were repaid within the quarter they were borrowed. As of December 31, 2014, we had no outstanding borrowings on our revolving credit facility. Additionally within the terms of the Senior Secured Credit Facility, a senior secured leverage ratio at or below 3.50x results in the elimination of excess cash flow payments on the Senior Secured Credit Facility for the applicable year. The Senior Secured Credit Facility provides certain financial incentives based on our total leverage ratio. A total leverage ratio at or below 4.00x results in a 25 basis point reduction to the applicable margin on our revolving credit facility, and a total leverage ratio at or below 3.50x results in a 12.5 basis point reduction to the revolving credit facility commitment fee and an additional 25 basis point reduction to the applicable margin on our revolving credit facility. A total leverage ratio at or below 3.25x results in a 25 basis point reduction to the applicable margin on our Term B-3 Loan. These reductions would remain in effect as long as we achieve a total leverage ratio at or below the related threshold. As of December 31, 2014, the total leverage ratio was 3.05x.

In addition to the maximum total senior secured leverage ratio for the revolving portion of the Senior Secured Credit Facility, the Senior Secured Credit Facility and the indenture governing the 7.125% Senior Notes include, among other things, customary restrictions (subject to certain exceptions) on our ability to incur certain indebtedness or liens, make certain investments, declare or pay certain dividends, or repurchase shares of our common stock. As of December 31, 2014, we are in compliance with all covenants under the Senior Secured Credit Facility.

Prior to May 15, 2015, we may redeem some or all of our 7.125% Senior Notes by paying the applicable “make-whole” premium. At any time on or after May 15, 2015, we may redeem some or all of the 7.125% Senior Notes at specified redemption prices in the governing indenture as follows:

Year	Percentage
2015	103.563%
2016	101.781%
2017 and thereafter	100.000%

Our credit ratings are reviewed regularly by major debt ratings agencies such as Standard and Poor’s, Moody’s Investors Service and Fitch Ratings. In January 2015, Standard and Poor’s raised the issue ratings and revised recovery ratings. The rating of the Senior Secured Credit Facility was raised to BB+ from BB, and the rating of the 7.125% Senior Notes was raised to B+ from B.

In connection with secondary public offerings of our common stock held by investment funds affiliated with the Sponsors, we repurchased from the underwriters 5,000,000 shares of common stock in June 2014 and 3,428,179 shares in February 2014 at the prices paid by the underwriters for a total cost of $249.8 million and subsequently retired those shares.

On October 30, 2014, our Board of Directors authorized us to purchase up to $500.0 million of our common stock under a stock repurchase program. We anticipate that future repurchases under this program will be an ongoing use of cash.

The following table shows our sources and uses of funds for the years ended December 31, 2014, 2013 and 2012 (in millions):

	Years ended December 31,
Statement of Cash Flows Data	2014	2013	2012
Cash flows from operating activities	$556.9	$453.5	$497.5
Cash flows used for investing activities	(67.9)	(81.5)	(138.7)
Cash flows used for financing activities	(424.1)	(277.5)	(593.5)

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

Cash provided by operating activities

Operating activities for the year ended December 31, 2014 generated $556.9 million of cash compared to $453.5 million for the year ended December 31, 2013. The increase was principally driven by increased net sales, lower inventories, lower cash interest expense and higher other liabilities, net, partially offset by higher accounts receivable commensurate with increased net sales and increased excess tax benefit from stock-based compensation.

Operating activities for the year ended December 31, 2013 generated $453.5 million of cash compared to $497.5 million for the year ended December 31, 2012. The decrease was principally driven by decreased net sales, higher accounts receivable principally driven by lower accounts receivable at the end of 2012 as a result of earlier than expected receipts, lower other liabilities, net, and increased excess tax benefit from stock-based compensation, partially offset by higher accounts payable principally driven by lower accounts payable at the end of 2012 as a result of labor negotiations planning, decreased spending commensurate with reduced global commercial and product initiatives spending, lower cash interest expense and lower cash income taxes.

Cash used for investing activities

Investing activities for the year ended December 31, 2014 used $67.9 million of cash compared to $81.5 million for the year ended December 31, 2013. The decrease was principally driven by a decrease of $10.3 million in capital expenditures and a decrease of $3.0 million in investments in technology-related initiatives. The decrease in capital expenditures was principally driven by lower product initiatives spending, partially offset by increased investments in productivity and replacement programs.

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

Cash used for financing activities

Financing activities for the year ended December 31, 2014 used $424.1 million of cash compared to $277.5 million for the year ended December 31, 2013. The increase was principally driven by $150.3 million related to increased repurchases of our common stock in connection with the June 2014 and February 2014 secondary offerings by investment funds affiliated with the Sponsors, $15.2 million of increased payments on the Senior Secured Credit Facility, $14.5 million of increased dividend payments and $4.8 million of higher taxes paid related to net share settlement of equity awards, partially offset by $14.0 million of decreased debt financing fees, $13.3 million of increased proceeds from the exercise of stock options and $10.9 million of increased excess tax benefit from stock based compensation.

Financing activities for the year ended December 31, 2013 used $277.5 million of cash compared to $593.5 million for the year ended December 31, 2012. The decrease was principally driven by 2012 redemptions of $326.9 million of ATI’s 11.0% senior cash pay notes due November 2015, $103.0 million of decreased principal payments on the Senior Secured Credit Facility, $17.3 million of increased proceeds from the exercise of stock options, $8.4 million of increased tax benefits from stock based compensation and $5.3 million of decreased debt financing fees, partially offset by $99.5 million related to the repurchase of our common stock in connection with the August 2013 secondary offering by the Sponsors and $44.3 million of increased dividend payments.

Contractual Obligations, Contingent Liabilities and Commitments

The following table summarizes our contractual obligations as of December 31, 2014 (dollars in millions):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
7.125% Senior Notes(1)	$622.3	$33.5	$67.2	$521.6	$—
Senior Secured Credit Facility(2)	2,393.4	92.1	462.1	1,839.2	—
Operating leases	12.5	4.6	4.5	1.4	2.0
Pension & OPEB liabilities(3)	21.1	4.8	10.7	5.6	see (3) below

Total(4)	$3,049.3	$135.0	$544.5	$2,367.8	$2.0

(1)	7.125% Senior Notes include principal and interest payments based on a fixed interest rate of 7.125%.
(2)	Senior Secured Credit Facility includes principal payments and estimated interest payments excluding the effects of our interest rate swaps. A portion of the interest is at a variable rate and for the purposes of this table has been calculated using LIBOR as of December 31, 2014, plus the applicable margin of each loan, resulting in an applied rate of 2.92% for Term B-2 Loan and 3.75% for Term B-3 Loan. Actual payments will vary.
(3)	Estimated pension funding and post-retirement benefit payments are based on an increasing discount rate and effective interest rate for funding purposes between 4.5% - 5.5%. Pension funding and post-retirement benefit payments are excluded from the table beyond year 5, though we expect funding and payments to continue beyond year 5. See NOTE 13 of Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K for the funding status of our pension plans and other post-retirement plan as of December 31, 2014.
(4)	Estimated warranty obligations, sales allowance programs and defense price reduction reserves, which total $83.6 million, $25.5 million and $63.1 million, respectively, as of December 31, 2014 have been excluded from this table as timing of any payments are uncertain.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk consists of changes in interest rates, foreign currency rate fluctuations and movements in commodity prices.

Interest Rate Risk

We are subject to interest rate market risk in connection with a portion of our long-term debt. Our principal interest rate exposure relates to outstanding amounts under our Senior Secured Credit Facility. Our Senior Secured Credit Facility provides for variable rate borrowings of up to $2,504.3 million including $455.1 million under our revolving credit facility, net of $9.9 million of letters of credit. A one-eighth percent change in assumed interest rates for the Senior Secured Credit Facility, if fully drawn, as of December 31, 2014 would have an impact of approximately $1.0 million on interest expense assuming the 1.00% LIBOR floor is in effect for our Term B-3 Loan. Should LIBOR exceed 1.00%, a one-eighth percent change in assumed interest rates for the Senior Secured Credit Facility, if fully drawn, as of December 31, 2014 would have an impact of approximately $3.0 million on interest expense. As of December 31, 2014, we had no outstanding borrowings against the revolving credit facility.

From time to time, we enter into interest rate swap agreements to hedge our variable interest rate debt. Below is a list of our interest rate swaps as of December 31, 2014:

	Counterparty	Effective Date	Notional Amount (in millions)	LIBOR Fixed Rate
Interest Rate Swap L	Barclays	Aug 2016-Aug 2019	$75.0	3.44	%*
Interest Rate Swap M	JP Morgan	Aug 2016-Aug 2019	$100.0	3.43	%*
Interest Rate Swap N	Bank of America	Aug 2016-Aug 2019	$75.0	3.37	%*
Interest Rate Swap O	Deutsche Bank	Aug 2016-Aug 2019	$75.0	3.19	%*
Interest Rate Swap P	Barclays	Aug 2016-Aug 2019	$75.0	3.08	%*
Interest Rate Swap Q	Barclays	Aug 2016-Aug 2019	$50.0	2.99	%*
Interest Rate Swap R	Deutsche Bank	Aug 2016-Aug 2019	$50.0	2.98	%*
Interest Rate Swap S	Deutsche Bank	Aug 2016-Aug 2019	$50.0	2.73	%*
Interest Rate Swap T	Bank of America	Aug 2016-Aug 2019	$75.0	2.74	%*
Interest Rate Swap U	Fifth Third Bank	Aug 2016-Aug 2019	$50.0	2.66	%*
Interest Rate Swap V	Fifth Third Bank	Aug 2016-Aug 2019	$50.0	2.60	%*
Interest Rate Swap W	Fifth Third Bank	Aug 2016-Aug 2019	$25.0	2.40	%*

*	includes LIBOR floor of 1.00%

We are exposed to increased interest expense if a counterparty defaults. Refer to NOTE 7 and NOTE 8 of Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K.

Exchange Rate Risk

While our net sales and costs are denominated primarily in U.S. Dollars, net sales, costs, assets and liabilities are generated in other currencies including Japanese Yen, Euro, Indian Rupee, Brazilian Real, Chinese Yuan Renminbi, Canadian Dollar and Hungarian Forint. The expansion of our business outside North America may further increase the risk that cash flows resulting from these activities may be adversely affected by changes in currency exchange rates. As of December 31, 2014, we hold hedging contracts in the Japanese Yen, which are intended to hedge either known or forecasted cash flow payments denominated in the currency. We do not hold financial instruments for trading or speculative purposes.

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

Commodity Price Risk

We are subject to changes in our cost of sales caused by movements in underlying commodity prices. Approximately two-thirds of our cost of sales consists of purchased components with significant raw material content. A substantial portion of the purchased parts are made of aluminum and steel. The cost of aluminum parts include an adjustment factor on future purchases for fluctuations in aluminum prices based on accepted industry indices. In addition, a substantial amount of steel-based contracts also include an index-based component. As our costs change, we are able to pass through a portion of the changes in commodity prices to certain of our customers according to our LTSAs. We historically have not entered into long-term purchase contracts related to the purchase of aluminum and steel. We currently hold financial forward contracts that are intended to hedge forecasted aluminum purchases. Based on our forecasted demand for 2015 and 2016, as of December 31, 2014, the hedge contracts cover approximately 30% and 16% of our aluminum requirements, respectively. We do not hold financial instruments for trading or speculative purposes.

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

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Allison Transmission Holdings, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Allison Transmission Holdings, Inc. and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our audits (which were integrated audits in 2013 and 2014). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Indianapolis, Indiana

February 20, 2015

Allison Transmission Holdings, Inc.

Consolidated Balance Sheets

(dollars in millions, except share data)

	December 31, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$263.0	$184.7
Accounts receivable — net of allowance for doubtful accounts of $0.3 and $0.4, respectively	207.4	175.1
Inventories	143.5	160.4
Deferred income taxes, net	119.7	58.1
Other current assets	24.4	28.6

Total Current Assets	758.0	606.9

Property, plant and equipment, net	514.6	563.4
Intangible assets, net	1,512.0	1,610.8
Goodwill	1,941.0	1,941.0
Deferred income taxes, net	1.3	1.1
Other non-current assets	77.3	89.4

TOTAL ASSETS	$4,804.2	$4,812.6

LIABILITIES
Current Liabilities
Accounts payable	$151.7	$150.4
Product warranty liability	24.0	37.4
Current portion of long-term debt	17.9	17.9
Deferred revenue	20.6	29.2
Other current liabilities	131.7	152.3

Total Current Liabilities	345.9	387.2

Product warranty liability	59.6	53.1
Deferred revenue	48.7	43.2
Long-term debt	2,502.6	2,660.4
Deferred income taxes	238.2	76.2
Other non-current liabilities	211.4	153.7

TOTAL LIABILITIES	3,406.4	3,373.8
Commitments and contingencies (see NOTE 17)

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 1,880,000,000 shares authorized, 179,488,247 shares issued and outstanding and 183,375,436 shares issued and outstanding, respectively	1.8	1.8
Non-voting common stock, $0.01 par value, 20,000,000 shares authorized, none issued and outstanding and 1,185 issued and outstanding, respectively	—	0.0
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Paid in capital	1,651.0	1,631.8
Accumulated deficit	(215.5)	(173.8)
Accumulated other comprehensive loss, net of tax	(39.5)	(21.0)

TOTAL STOCKHOLDERS’ EQUITY	1,397.8	1,438.8

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$4,804.2	$4,812.6

The accompanying notes are an integral part of the consolidated financial statements.

Allison Transmission Holdings, Inc.

Consolidated Statements of Comprehensive Income

(dollars in millions, except per share data)

	Years ended December 31,
	2014	2013	2012
Net sales	$2,127.4	$1,926.8	$2,141.8
Cost of sales	1,151.5	1,084.9	1,187.5

Gross profit	975.9	841.9	954.3
Selling, general and administrative expenses	344.6	334.9	419.0
Engineering — research and development	103.8	97.1	115.1
Loss associated with impairment of long-lived assets	15.4	—	—

Operating income	512.1	409.9	420.2
Interest income	0.9	0.8	0.9
Interest expense	(139.3)	(133.7)	(152.1)
Other expense, net	(5.6)	(10.9)	(52.8)

Income before income taxes	368.1	266.1	216.2
Income tax (expense) benefit	(139.5)	(100.7)	298.0

Net income	$228.6	$165.4	$514.2

Basic earnings per share attributable to common stockholders	$1.27	$0.90	$2.83

Diluted earnings per share attributable to common stockholders	$1.25	$0.88	$2.76

Dividends declared per common share	$0.51	$0.42	$0.18

Other comprehensive (loss) income, net of tax:
Foreign currency translation	(7.4)	(5.0)	(0.7)
Pension and OPEB liability adjustment	(9.1)	29.0	15.1
Available-for-sale securities	(2.0)	(1.1)	(1.3)

Total other comprehensive (loss) income, net of tax	(18.5)	22.9	13.1

Comprehensive income	$210.1	$188.3	$527.3

The accompanying notes are an integral part of the consolidated financial statements.

Allison Transmission Holdings, Inc.

Consolidated Statements of Cash Flows

(dollars in millions)

	Years ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$228.6	$165.4	$514.2
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	98.8	105.3	150.0
Depreciation of property, plant and equipment	93.8	98.7	102.5
Deferred income taxes	131.8	98.0	(303.8)
Excess tax benefit from stock-based compensation	(24.6)	(13.7)	(5.3)
Loss associated with impairment of long-lived assets	15.4	—	—
Stock-based compensation	14.7	13.7	6.4
Amortization of deferred financing costs	8.1	10.9	14.5
Unrealized gain on derivatives	(4.7)	(32.8)	(26.2)
Impairment loss on investments in technology-related initiatives	2.0	5.0	14.4
Loss on repayments and repurchases of long-term debt	0.5	0.8	22.1
Other	5.2	2.1	2.1

Changes in assets and liabilities:
Accounts receivable	(35.8)	(9.9)	29.9
Inventories	12.7	(4.4)	(1.8)
Accounts payable	2.1	17.6	(29.4)
Other assets and liabilities	8.3	(3.2)	7.9

Net cash provided by operating activities	556.9	453.5	497.5

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions of long-lived assets	(64.1)	(74.4)	(123.9)
Investments in technology-related initiatives	(5.8)	(8.8)	(14.4)
Collateral for interest rate derivatives	1.7	1.2	(1.0)
Proceeds from disposal of assets	0.3	0.5	0.6

Net cash used for investing activities	(67.9)	(81.5)	(138.7)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repurchase of common stock	(249.8)	(99.5)	—
Payments on long-term debt	(157.6)	(142.4)	(245.4)
Dividend payments	(91.6)	(77.1)	(32.8)
Proceeds from exercise of stock options	59.6	46.3	29.0
Excess tax benefit from stock-based compensation	24.6	13.7	5.3
Taxes paid related to net share settlement of equity awards	(8.4)	(3.6)	—
Debt financing costs	(0.9)	(14.9)	(20.2)
Repurchases of long-term debt	—	—	(326.9)
Payments on notes payable	—	—	(2.5)

Net cash used for financing activities	(424.1)	(277.5)	(593.5)
Effect of exchange rate changes on cash	13.4	10.0	0.9
Net increase (decrease) in cash and cash equivalents	78.3	104.5	(233.8)
Cash and cash equivalents at beginning of period	184.7	80.2	314.0

Cash and cash equivalents at end of period	$263.0	$184.7	$80.2

Supplemental disclosures:
Interest paid	$140.0	$159.2	$167.3
Income taxes paid	$5.0	$3.8	$10.7

The accompanying notes are an integral part of the consolidated financial statements.

Allison Transmission Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

(dollars in millions)

	Common Stock	Non-voting Common Stock	Preferred Stock	Treasury Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), net of tax	Stockholders’ Equity
Balance at December 31, 2011	$1.8	$0.0	$—	$(0.2)	$1,560.8	$(683.7)	$(57.0)	$821.7
Stock-based compensation	—	—	—	—	6.4	—	—	6.4
Pension and OPEB liability adjustment	—	—	—	—	—	—	15.1	15.1
Foreign currency translation adjustment	—	—	—	—	—	—	(0.7)	(0.7)
Available-for-sale securities	—	—	—	—	—	—	(1.3)	(1.3)
Issuance of common stock	0.0	—	—	—	29.0	—	—	29.0
Dividends on common stock	—	—	—	—	—	(32.8)	—	(32.8)
Excess tax benefit from stock-based compensation	—	—	—	—	5.3	—	—	5.3
Net income	—	—	—	—	—	514.2	—	514.2

Balance at December 31, 2012	$1.8	$0.0	$—	$(0.2)	$1,601.5	$(202.3)	$(43.9)	$1,356.9
Stock-based compensation	—	—	—	—	13.7	—	—	13.7
Pension and OPEB liability adjustment	—	—	—	—	—	—	29.0	29.0
Foreign currency translation adjustment	—	—	—	—	—	—	(5.0)	(5.0)
Available-for-sale securities	—	—	—	—	—	—	(1.1)	(1.1)
Issuance of common stock	0.0	—	—	—	42.6	—	—	42.6
Repurchase of common stock	(0.0)	—	—	—	(39.7)	(59.8)	—	(99.5)
Retirement of treasury stock	—	—	—	0.2	—	—	—	0.2
Dividends on common stock	—	—	—	—	—	(77.1)	—	(77.1)
Excess tax benefit from stock-based compensation	—	—	—	—	13.7	—	—	13.7
Net income	—	—	—	—	—	165.4	—	165.4

Balance at December 31, 2013	$1.8	$0.0	$—	$—	$1,631.8	$(173.8)	$(21.0)	$1,438.8
Stock-based compensation	—	—	—	—	14.7	—	—	14.7
Pension and OPEB liability adjustment	—	—	—	—	—	—	(9.1)	(9.1)
Foreign currency translation adjustment	—	—	—	—	—	—	(7.4)	(7.4)
Available-for-sale securities	—	—	—	—	—	—	(2.0)	(2.0)
Issuance of common stock	0.0	—	—	—	51.0	—	—	51.0
Repurchase of common stock	(0.0)	(0.0)	—	—	(71.1)	(178.7)	—	(249.8)
Dividends on common stock	—	—	—	—	—	(91.6)	—	(91.6)
Excess tax benefit from stock-based compensation	—	—	—	—	24.6	—	—	24.6
Net income	—	—	—	—	—	228.6	—	228.6

Balance at December 31, 2014	$1.8	$—	$—	$—	$1,651.0	$(215.5)	$(39.5)	$1,397.8

The accompanying notes are an integral part of the consolidated financial statements.

Allison Transmission Holdings, Inc.

Notes to Consolidated Financial Statements

NOTE 1.	OVERVIEW

Overview

Allison Transmission Holdings, Inc. and its subsidiaries (“Allison,” the “Company” or “we”) design and manufacture commercial and defense fully-automatic transmissions. The business was founded in 1915 and has been headquartered in Indianapolis, Indiana since inception. Allison was an operating unit of General Motors Corporation (“Old GM”) from 1929 until 2007, when Allison once again became a stand-alone company. In March 2012, Allison began trading on the New York Stock Exchange under the symbol, “ALSN”.

We have approximately 2,700 employees and 13 different transmission product lines. Although approximately 80% percent of revenues were generated in North America in 2014, we have a global presence by serving customers in Europe, Asia, South America and Africa. We serve customers through an independent network of approximately 1,400 independent distributor and dealer locations worldwide.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The information herein reflects all normal recurring material adjustments, which are, in the opinion of management, necessary for the fair statements of the results for the periods presented. The consolidated financial statements herein consist of all wholly-owned domestic and foreign subsidiaries with all significant intercompany transactions eliminated.

These consolidated financial statements present the financial position, results of comprehensive income, cash flows and statements of equity. Certain immaterial reclassifications have been made in the consolidated financial statements of prior periods to conform to the current period presentation. These reclassifications have no impact on previously reported net income, total stockholders’ equity or cash flows.

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

Segment Reporting

In accordance with the Financial Accounting Standards Board (“FASB”) authoritative accounting guidance on segment reporting, the Company has one operating segment and reportable segment. The Company is in one line of business, which is the manufacture and distribution of fully-automatic transmissions.

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

Marketable Securities

The Company determines the appropriate classification of all marketable securities as “held-to-maturity,” “available-for-sale” or “trading” at the time of purchase, and re-evaluates such classifications as of each balance sheet date. As of December 31, 2014, the Company’s marketable securities are classified as either available-for-sale or trading.

Available-for-sale securities are carried at fair value with the unrealized gain or loss reported in Accumulated other comprehensive loss (“AOCL”). Unrealized gains or losses considered to be “other-than-temporary” are recognized in income. Trading securities are carried at fair value with the unrealized gain or loss recognized in Other expense, net. The fair value of the Company’s investment securities is determined by currently available market prices. See NOTE 6 for more details.

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

As a result of events and circumstances in the fourth quarter of 2014, the Company reviewed certain of its long-lived assets related to the production of the H3000 and H4000 hybrid-propulsion systems, resulting in a $15.4 million loss recorded for the year ended December 31, 2014. The loss, determined by using future net discounted cash flows, included approximately $1.7 million of accrued expenses related to the impairment of the long-lived assets. Deteriorating market conditions for hybrid-propulsion vehicles, principally as a result of decreased fuel costs, alternative fuels and other technologies, significantly contributed to the future cash flows of the related assets being less than the carrying value of those assets.

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price paid over the fair value of net assets acquired. In accordance with the FASB’s authoritative accounting guidance on goodwill, the Company does not amortize goodwill but rather evaluates it for impairment on an annual basis, or more often if events or circumstances change that could cause goodwill to become impaired. Goodwill is tested for impairment at the reporting unit level, which is the same as the Company’s one operating and reportable segment. The Company has elected to perform its annual impairment test on October 31 of every year. A multi-step impairment test is performed on goodwill. In Step 0, the Company has the option to evaluate various qualitative factors to determine the likelihood of impairment. If determined that the fair value is more likely than not less than the carrying value, then the Company is required to perform Step 1. If the Company does not elect to perform Step 0, it can voluntarily proceed directly to Step 1. In Step 1, the Company performs a quantitative analysis to compare the fair value of its reporting unit to its carrying value including goodwill. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired, and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform Step 2 of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the Company would record an impairment loss equal to the difference.

Goodwill impairment testing for 2014 was performed by assessing certain qualitative trends and factors. The Company’s qualitative assessment included an assessment of business changes, economic outlook, financial trends and forecasts, growth rates, credit ratings, equity ratings, discount rates, industry data and other relevant qualitative factors. Events or circumstances that could unfavorably impact the key assumptions include lower net sales driven by market conditions, our inability to execute on marketing programs and/or delay in the introduction of new products, lower gross margins as a result of market conditions or failure to obtain forecasted cost reductions, or a higher discount rate as a result of market conditions. While unpredictable and inherently uncertain, the Company believes its forecast estimates are reasonable and incorporate assumptions that similar market participants would use in their estimates of fair value. These trends and factors were compared to, and based on, the assumptions used in the quantitative assessment performed in 2013. After reviewing various qualitative factors, the Company’s 2014 annual goodwill impairment test indicated that the fair value of the reporting unit more likely than not exceeded its carrying value, indicating no impairment.

Other intangible assets have both indefinite and finite useful lives. Intangible assets with indefinite useful lives, such as the Company’s trade name, are not amortized but are tested annually for impairment. The Company has elected to perform our annual trade name impairment test on October 31 of every year and follow a similar multi-step impairment test that is performed on goodwill. After reviewing various qualitative factors, the Company’s 2014 annual trade name impairment test indicated that the fair value of the trade name more likely than not exceeded its carrying value, indicating no impairment. The qualitative review included an assessment of various key assumptions and factors including, among others, an assessment of business changes, economic outlooks, financial trends and forecasts, royalty savings rates, credit ratings, equity ratings and discount rates. Events or circumstances that could unfavorably impact the key assumptions include lower net sales driven by market conditions, our inability to execute on marketing programs and/or delay in introduction of new products, and higher discount rate as a result of market conditions. While unpredictable and inherently uncertain, we believe the forecast estimates are reasonable and incorporate those assumptions that similar market participants would use in their estimates of fair value. These trends and factors were compared to, and based on, the assumptions used in the quantitative assessment performed in 2013. After reviewing various qualitative factors, the fair value of trade name exceeded the respective carrying value.

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

Deferred Financing Costs

Deferred financing costs are stated at cost as a component of other non-current assets and amortized over the life of the related debt using the effective interest method. Amortization of deferred financing costs is recorded as part of interest expense and totaled $8.1 million, $10.9 million and $14.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Revenue Recognition

The Company records sales when title has transferred to the customer, there is evidence of an agreement, the sales price is fixed or determinable, delivery has occurred or services have been rendered, and collectability is reasonably assured. The Company sells Extended Transmission Coverage (“ETC”) for which sales are deferred. ETC sales are recognized ratably over the period of the ETC, which typically ranges from two to five years after initial sale. Costs associated with ETC programs are recorded as incurred during the extended period. Distributor and customer sales incentives, consisting of allowances and other rebates, are estimated at the time of sale based upon the Company’s history and experience and are recorded as a reduction to Net sales. Incentive programs are generally product specific or region specific. Some factors used in estimating the cost of incentives include the number of transmissions that will be affected by the incentive program and rate of acceptance of any incentive program. If the actual number of affected transmissions differs from this estimate, or if a different mix of incentives is actually paid, the impact on Net sales would be recorded in the period that the change was identified. Consideration given to commercial customers recorded as a reduction of Net sales in the Consolidated Statements of Comprehensive Income included $66.9 million, $65.2 million, and $59.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Sales under U.S. government production contracts are recorded when the product is accepted, title has transferred to the U.S. government, the sales price is fixed or determinable, and delivery has occurred. Deferred revenue arises from cash received in advance of the culmination of the earnings process and is recognized as revenue in future periods when the applicable revenue recognition criteria have been met. Under the terms of the U.S. government contracts, there are certain price reduction clauses and provisions for potential price reductions which are estimated at the time of sale based upon the Company’s history and experience and are recorded as a reduction to Net sales. Potential reductions may be attributed to a change in projected sales volumes or plant efficiencies which impact overall costs. As of December 31, 2014 and 2013, the Company had $63.1 million and $49.6 million recorded in the price reduction reserve account, respectively.

Due to requests from the U.S. government, the Company billed, but did not ship certain tracked transmissions during 2013. Based on the lack of a fixed delivery date from the U.S. government, the Company deferred approximately $8.8 million of net sales for these transmissions until they were shipped in 2014. See NOTE 10 for additional details.

The Company classifies shipping and handling billed to customers in Net sales and shipping and handling costs in Cost of sales, in accordance with authoritative accounting guidance.

The Company contracts with various third parties to provide engineering services. These services are recorded as Net sales in accordance with the terms of the contract. The saleable engineering recorded was $7.4 million, 12.4 million and $7.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. The associated costs are recorded in Cost of sales.

Warranty

Provisions for estimated expenses related to product warranties are made at the time products are sold. Warranty claims arise when a transmission fails while in service during the relevant warranty period. The warranty reserve is adjusted in Selling, general and administrative expenses based on the Company’s current and historical warranty claims paid and associated repair costs. These estimates are established using historical information including the nature, frequency, and average cost of warranty claims and are adjusted as actual information becomes available. From time to time, the Company may initiate a specific field action program. As a result of the uncertainty surrounding the nature and frequency of specific field action programs, the liability for such programs is recorded when the Company commits to an action. The Company reviews and assesses the liability for these programs on a quarterly basis. The Company also assesses its ability to recover certain costs from its suppliers and records a receivable from the supplier when it believes a recovery is probable.

Research and Development

The Company incurs costs in connection with research and development programs that are expected to contribute to future earnings. Such costs are charged to Engineering — research and development as incurred.

Foreign Currency Translation

Most of the subsidiaries outside the United States prepare financial statements in currencies other than the U.S. dollar. The functional currency for all these subsidiaries is the local currency, except for the Company’s Hong Kong and Middle East subsidiaries which currently use the U.S. dollar as their functional currency. Balances are translated at period-end exchange rates for assets and liabilities and monthly weighted-average exchange rates for revenues and expenses. The translation gains (losses) are stated as a component of AOCL as disclosed in NOTE 16.

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

The need to establish a valuation allowance against the deferred tax assets is assessed periodically based on a more-likely-than-not realization threshold, in accordance with the FASB’s authoritative accounting guidance on income taxes. Appropriate consideration is given to all positive and negative evidence related to that realization. This assessment considers, among other matters, the nature, frequency and severity of recent losses, forecasts of future profitability, the duration of statutory carryforward periods, and experience with tax attributes expiring unused and tax planning alternatives. The weight given to these considerations depends upon the degree to which they can be objectively verified.

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

The benefit cost components shown in the Consolidated Statements of Comprehensive Income are based upon various actuarial assumptions and methodologies as prescribed by authoritative accounting guidance. These assumptions include discount rates, expected return on plan assets, health care cost trend rates, inflation, rate of compensation increases, population demographics, mortality rates and other factors. The Company reviews all actuarial assumptions on an annual basis. Changes in key economic indicators can change these assumptions. These assumptions, along with the actual value of assets at the measurement date, will impact the calculation of pension expenses for the year. For instance, the effect of a one percentage point decrease in the assumed discount rate would result in an increase in the December 31, 2014 defined benefit pension plans obligation of approximately $20.0 million. Similarly, a one percentage point decrease in the assumed discount rate would result in an increase in the December 31, 2014 OPEB obligation of approximately $23.7 million.

Recently Issued Accounting Pronouncements

In August 2014, the FASB issued authoritative accounting guidance on the disclosure of uncertainties about an entity’s ability to continue as a going concern. The guidance requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that financial statements are available to be issued when applicable) and to provide related footnote disclosures. The guidance is effective prospectively for fiscal years beginning after December 15, 2016, but can be early-adopted. While the adoption of this guidance is not expected to have an effect on the Company’s consolidated financial statements, it could affect the disclosure applied under these circumstances in the future.

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

NOTE 3.	INVENTORIES

Inventories consisted of the following components (dollars in millions):

	December 31, 2014	December 31, 2013
Purchased parts and raw materials	$72.3	$79.7
Work in progress	6.1	5.7
Service parts	46.5	45.8
Finished goods	18.6	29.2

Total inventories	$143.5	$160.4

Inventory components shipped to third parties, primarily cores, parts to re-manufacturers, and parts to contract manufacturers, in which the Company has an obligation to buy back, are included in purchased parts and raw materials, with an offsetting liability in Other current liabilities. See NOTE 12, “Other Current Liabilities” for more information.

NOTE 4.	PROPERTY, PLANT AND EQUIPMENT

The cost and accumulated depreciation of property, plant and equipment are as follows (dollars in millions):

	December 31, 2014	December 31, 2013
Land and land improvements	$23.6	$20.3
Buildings and building improvements	281.6	271.4
Machinery and equipment	576.2	567.7
Software	117.0	112.9
Special tools	143.6	143.4
Construction in progress	39.9	48.6

Total property, plant and equipment	1.181.9	1,164.3
Accumulated depreciation	(667.3)	(600.9)

Property, plant and equipment, net	$514.6	$563.4

Depreciation of property, plant and equipment was $93.8 million, $98.7 million and $102.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

During 2014, the Company recorded an impairment of certain machinery and equipment, and special tools associated with the production of the H3000 and H4000 hybrid-propulsion systems. See NOTE 2, “Impairment of long-lived assets” for more information.

NOTE 5.	GOODWILL AND OTHER INTANGIBLE ASSETS

As of December 31, 2014 and 2013, the carrying amount of the Company’s Goodwill was $1,941.0 million.

The following presents a summary of other intangible assets (dollars in millions):

	December 31, 2014			December 31, 2013
	Intangible assets, gross	Accumulated amortization	Intangible assets, net	Intangible assets, gross	Accumulated amortization	Intangible assets, net
Other intangible assets:
Trade name	$870.0	$—	$870.0	$870.0	$—	$870.0
Customer relationships - defense	62.3	(27.9)	34.4	62.3	(24.4)	37.9
Customer relationships - commercial	831.8	(426.9)	404.9	831.8	(374.9)	456.9
Proprietary technology	476.3	(282.0)	194.3	476.3	(243.9)	232.4
Non-compete agreement	17.3	(12.8)	4.5	17.3	(11.1)	6.2
Patented technology - defense	28.2	(24.5)	3.7	28.2	(21.2)	7.0
Tooling rights	4.5	(4.3)	0.2	4.5	(4.1)	0.4
Patented technology - commercial	260.6	(260.6)	—	260.6	(260.6)	—

Total	$2,551.0	$(1,039.0)	$1,512.0	$2,551.0	$(940.2)	$1,610.8

Amortization of intangible assets was $98.8 million, $105.3 million and $150.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

As of December 31, 2014, the net carrying value of the Company’s Goodwill and Other intangible assets, net was $3,453.0 million.

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

Level 2 — Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes financial instruments that are valued using quoted prices in markets that are not active and those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

Level 3 — Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At each balance sheet date, the Company performs an analysis of all instruments subject to authoritative accounting guidance and includes, in Level 3, all of those whose fair value is based on significant unobservable inputs. As of December 31, 2014 and 2013, the Company did not have any Level 3 financial assets or liabilities.

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

The Company’s valuation techniques used to calculate the fair value of cash and cash equivalents, available-for-sale securities, assets held in the rabbi trust and the deferred compensation obligation represent a market approach in active markets for identical assets that qualify as Level 1 in the fair value hierarchy. The Company’s valuation techniques used to calculate the fair value of derivative instruments represent a market approach with observable inputs that qualify as Level 2 in the fair value hierarchy.

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

The following table summarizes the fair value of the Company’s financial assets and (liabilities) as of December 31 (dollars in millions):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		TOTAL
	2014	2013	2014	2013	2014	2013
Cash equivalents	$55.0	$5.0	$—	$—	$55.0	$5.0
Available-for-sale securities	8.6	8.2	—	—	8.6	8.2
Rabbi trust assets	2.9	1.3	—	—	2.9	1.3
Deferred compensation obligation	(2.9)	(1.3)	—	—	(2.9)	(1.3)
Derivative assets	—	—	0.0	1.6	0.0	1.6
Derivative liabilities	—	—	(15.4)	(21.4)	(15.4)	(21.4)

Total	$63.6	$13.2	$(15.4)	$(19.8)	$48.2	$(6.6)

NOTE 7.	DEBT

Long-term debt and maturities are as follows (dollars in millions):

	December 31, 2014	December 31, 2013
Long-term debt:
Senior Secured Credit Facility Term B-2 Loan, variable, due 2017	$283.6	$423.5
Senior Secured Credit Facility Term B-3 Loan, variable, due 2019	1,765.6	1,783.5
Senior Notes, fixed 7.125%, due 2019	471.3	471.3

Total long-term debt	$2,520.5	$2,678.3
Less: current maturities of long-term debt	17.9	17.9

Total long-term debt less current portion	$2,502.6	$2,660.4

Principal payments required on long-term debt during the next five years are as follows:

	Required Principal Payments
(dollars in millions)	2015	2016	2017	2018	2019
Payment	$17.9	$17.9	$301.4	$17.9	$2,165.4

As of December 31, 2014, the Company had $283.6 million of indebtedness associated with Allison Transmission, Inc.’s (“ATI”), the Company’s wholly-owned subsidiary, Senior Secured Credit Facility Term B-2 Loan due 2017 (“Term B-2 Loan”) and $1,765.6 million of indebtedness associated with ATI’s Senior Secured Credit Facility Term B-3 Loan due 2019 (“Term B-3 Loan” and together with the Term B-2 Loan and revolving credit facility, the “Senior Secured Credit Facility”). The Company also had indebtedness of $471.3 million of ATI’s 7.125% senior cash pay notes due May 2019 (“7.125% Senior Notes”).

The fair value of the Company’s long-term debt obligations as of December 31, 2014 was $2,515.9 million. The fair value is based on quoted Level 2 market prices of the Company’s debt as of December 31, 2014. It is not expected that the Company would be able to repurchase a significant amount of its debt at these levels. The difference between the fair value and carrying value of the long-term debt is driven primarily by trends in the financial markets.

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

In April 2014, ATI entered into an amendment with the term loan lenders under its Senior Secured Credit Facility to refinance Term B-2 Loan. The interest rate margin applicable to such refinanced loan is at the Company’s option, either (a) 2.75% over the LIBOR or (b) 1.75% over the greater of the prime lending rate provided by the British Banking Association or the federal funds effective rate published by the Federal Reserve Bank of New York plus 0.50%. The Company recorded $0.3 million of new deferred financing fees in the condensed consolidated financial statements. As of December 31, 2014, these rates were approximately 2.92% and 3.75% on the Term B-2 Loan and Term B-3 Loan, respectively, and the weighted average rate on the Senior Secured Credit Facility was approximately 3.64%. The Senior Secured Credit Facility requires minimum quarterly principal payments on the Term B-2 Loan and Term B-3 Loan as well as prepayments from certain net cash proceeds of non-ordinary course asset sales and casualty and condemnation events and from a percentage of excess cash flow, if applicable. Due to voluntary prepayments, the Company has fulfilled all Term B-2 Loan required quarterly payments through its maturity date of 2017. During 2014, the Company made principal payments of $140.0 million on the Term B-2 Loan, resulting in a loss of $0.5 million associated with the write off of related deferred debt issuance costs. The minimum required quarterly principal payment on the Term B-3 Loan is $4.5 million and remains through its maturity date of 2019. As of December 31, 2014, there had been no payments required for certain net cash proceeds of non-ordinary course asset sales and casualty and condemnation events. The remaining principal balance on each loan is due upon maturity.

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

In accordance with the Senior Secured Credit Facility, net cash proceeds of non-ordinary course asset sales, casualty and condemnation events will only be required to prepay the term loan if the Company does not reinvest or commit to reinvest such net cash proceeds in assets to be used in its business or to make certain other permitted investments within 15 months of the related transaction or event, subject to certain limitations. The Company must apply 50% of its annual excess cash flow (as defined in the Senior Secured Credit Facility) to the prepayment of the Senior Secured Credit Facility, however this percentage reduces to certain levels and eventually to zero upon achievement of certain total senior secured leverage ratios. For the year ended December 31, 2014 and 2013, the Company was not required to make an excess cash flow payment.

The Senior Secured Credit Facility also provides for revolving credit borrowings. In 2014, ATI increased the revolving commitments available under the revolving portion of the Senior Secured Credit Facility to $465.0 million, net of an allowance for up to $75.0 million in outstanding letters of credit commitments. The increase was treated as a modification of debt under GAAP, and thus the Company recorded $0.6 million of new deferred financing fees in the consolidated financial statements. As of December 31, 2014, the Company had $455.1 million available under the revolving credit facility, net of $9.9 million in letters of credit. During 2014, the Company made one withdrawal and payment on the revolving credit facility as part of its debt management plans. The maximum amount outstanding at any time during the year on the revolving credit facility was $40.0 million, and the entire balance was repaid within the quarter it was borrowed. Revolving credit borrowings bear interest at a variable base rate plus an applicable margin based on the Company’s total leverage ratio. As of December 31, 2014, this rate would have been approximately 1.92%. In addition, there is an annual commitment fee, based on the Company’s total leverage ratio, which as of December 31, 2014, was equal to 0.25% of the average unused revolving credit borrowings available under the Senior Secured Credit Facility. Revolving credit borrowings are payable at the option of the Company throughout the term of the Senior Secured Credit Facility with the balance due in January 2019.

The revolving portion of the Senior Secured Credit Facility requires the Company to maintain a specified maximum total senior secured leverage ratio of 5.50x when revolving loan commitments remain outstanding at the end of a fiscal quarter. On March 12, 2014, however, the revolving lenders holding a majority of the revolving loan commitments permanently waived and agreed that no event of default would result from any non-compliance so long as there were no revolving loans outstanding as of the last day of any fiscal quarter. As of December 31, 2014, the Company had no revolving loans outstanding; however the Company would have been in compliance with the maximum total senior secured leverage ratio, achieving a 2.42x ratio. Additionally within the terms of the Senior Secured Credit Facility, a senior secured leverage ratio at or below 3.50x results in the elimination of excess cash flow payments on the Senior Secured Credit Facility for the applicable year. The Senior Secured Credit Facility also provides certain financial incentives based on our total leverage ratio. A total leverage ratio at or below 4.00x results in a 25 basis point reduction to the applicable margin on the revolving credit facility, and a total leverage ratio at or below 3.50x results in a 12.5 basis point reduction to the revolving credit facility commitment fee and an additional 25 basis point reduction to the applicable margin on the revolving credit facility. A total leverage ratio at or below 3.25x results in a 25 basis point reduction to the applicable margin on our Term B-3 Loan. These reductions would remain in effect as long as the Company achieves a total leverage ratio at or below the related threshold. As of December 31, 2014, the total leverage ratio was 3.05x.

In addition, the Senior Secured Credit Facility, among other things, includes customary restrictions (subject to certain exceptions) on the Company’s ability to incur certain indebtedness, grant certain liens, make certain investments, declare or pay certain dividends, or repurchase shares of the Company’s common stock. As of December 31, 2014, the Company is in compliance with all covenants under the Senior Secured Credit Facility.

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

Interest Rate

The Company is subject to interest rate risk related to the Senior Secured Credit Facility and enters into interest rate swap contracts that are based on the LIBOR to manage a portion of this exposure. The Company has not elected hedge accounting treatment for these derivatives, and as a result, fair value adjustments are charged directly to Interest expense in the Consolidated Statements of Comprehensive Income. A summary of the Company’s interest rate derivatives as of December 31, 2014 and December 31, 2013 follows (dollars in millions):

	December 31, 2014		December 31, 2013
	Notional Amount	Fair Value	Notional Amount	Fair Value
3.75% Interest Rate Swap H, Aug 2011 – Aug 2014	$—	$—	$350.0	$(7.2)
3.77% Interest Rate Swap I, Aug 2011 – Aug 2014	—	—	350.0	(7.2)
2.96% Interest Rate Swap J, Aug 2013 – Aug 2014	—	—	125.0	(2.0)
3.05% Interest Rate Swap K, Aug 2013 – Aug 2014	—	—	125.0	(2.0)
3.44% Interest Rate Swap L, Aug 2016 – Aug 2019*	75.0	(2.3)	75.0	(0.4)
3.43% Interest Rate Swap M, Aug 2016 – Aug 2019*	100.0	(3.0)	100.0	(0.4)
3.37% Interest Rate Swap N, Aug 2016 – Aug 2019*	75.0	(2.1)	75.0	(0.2)
3.19% Interest Rate Swap O, Aug 2016 – Aug 2019*	75.0	(1.7)	75.0	0.2
3.08% Interest Rate Swap P, Aug 2016 – Aug 2019*	75.0	(1.5)	75.0	0.4
2.99% Interest Rate Swap Q, Aug 2016 – Aug 2019*	50.0	(0.9)	50.0	0.4
2.98% Interest Rate Swap R, Aug 2016 – Aug 2019*	50.0	(0.9)	50.0	0.4
2.73% Interest Rate Swap S, Aug 2016 – Aug 2019*	50.0	(0.5)	—	—
2.74% Interest Rate Swap T, Aug 2016 – Aug 2019*	75.0	(0.8)	—	—
2.66% Interest Rate Swap U, Aug 2016 – Aug 2019*	50.0	(0.4)	—	—
2.60% Interest Rate Swap V, Aug 2016 – Aug 2019*	50.0	(0.3)	—	—
2.40% Interest Rate Swap W, Aug 2016 – Aug 2019*	25.0	0.0	—	—

* includes LIBOR floor of 1.00%	$750.0	$(14.4)	$1,450.0	$(18.0)

As of December 31, 2014, the Company did not have any interest rate derivatives subject to credit-risk or collateral requirement. As of December 31, 2013, certain of the Company’s interest rate derivatives contained credit-risk and collateral contingent features under which downgrades in the Company’s credit rating would have required the Company to increase its collateral. As of December 31, 2013, certain interest rate derivatives also contained provisions under which the Company was required to post additional collateral if the LIBOR interest rate curve reached certain levels.

As of December 31, 2014 and December 31, 2013, the Company had recorded cash collateral of $0.0 million and $1.7 million, respectively, in Other current assets in the Condensed Consolidated Balance Sheets, as the balances are subject to frequent change.

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

The following table summarizes the outstanding foreign currency forward contracts as of December 31, 2014 and 2013 (amounts in millions):

	December 31, 2014		December 31, 2013
	Notional Amount	Fair Value	Notional Amount	Fair Value
Japanese Yen (JPY)	¥300.0	$(0.3)	¥600.0	$(0.3)

		$(0.3)		$(0.3)

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

The following table summarizes the outstanding commodity swaps as of December 31, 2014 and December 31, 2013 (dollars in millions):

	December 31, 2014			December 31, 2013
	Notional Amount	Quantity	Fair Value	Notional Amount	Quantity	Fair Value
Aluminum	$11.3	6,200 metric tons	$(0.7)	$23.8	11,875 metric tons	$(1.6)
Natural Gas	$0.2	60,000 MMBtu	0.0	$0.3	90,000 MMBtu	0.0

			$(0.7)			$(1.6)

The following tabular disclosures further describe the Company’s derivative instruments and their impact on the financial condition of the Company (dollars in millions):

	December 31, 2014		December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Foreign currency contracts	Other current liabilities	$(0.3)	Other current liabilities	$(0.3)
Commodity contracts			Other current and non-current assets	0.1
	Other current and non-current liabilities	(0.7)	Other current and non-current liabilities	(1.7)
Interest rate contracts			Other non- current assets	1.5
	Other non- current liabilities	(14.4)	Other current and non-current liabilities	(19.5)

Total derivatives not designated as hedging instruments		$(15.4)		$(19.9)

The fair values of the derivatives are recorded between Other current and non-current assets and Other current and non-current liabilities as appropriate in the Consolidated Balance Sheets. As of December 31, 2014, the amount recorded to Other current liabilities for foreign currency contracts was ($0.3) million. The amounts recorded to Other current and non-current liabilities for commodity contracts were ($0.6) million and ($0.1) million, respectively. The amounts recorded to Other non-current liabilities for interest rate contracts were ($14.4) million, respectively.

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

The impact on the Company’s Consolidated Statements of Comprehensive Income related to foreign currency and commodity contracts can be found in NOTE 11, and the following tabular disclosure describes the location and impact on the Company’s results of operations related to unrealized gain (loss) on interest rate derivatives (dollars in millions):

	December 31, 2014	December 31, 2013	December 31, 2012
Location of impact on results of operations
Interest expense	$3.5	$34.3	$25.5

NOTE 9.	PRODUCT WARRANTY LIABILITIES

Product warranty liability activities consist of the following (dollars in millions):

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Beginning balance	$90.5	$109.7	$115.4
Payments	(35.0)	(38.7)	(47.3)
Increase in liability (warranty issued during period)	26.8	28.4	25.5
Net adjustments to liability	0.7	(9.6)	15.3
Accretion (for Predecessor liabilities)	0.6	0.7	0.8

Ending balance	$83.6	$90.5	$109.7

As of December 31, 2014, the current and non-current product warranty liabilities were $24.0 million and $59.6 million, respectively. As of December 31, 2013, the current and non-current product warranty liabilities were $37.4 million and $53.1 million, respectively.

During June 2007, Old GM recognized the estimated cost of replacing the Dual Power Inverter Module (“DPIM”) used on H 40/50 EP hybrid systems. Certain units were falling short of their expected service life and Allison Transmission (the “Predecessor”), an operating unit of General Motors Corporation, decided to cover repair or replacement for an extended period. The Company is responsible for the first $12.0 million of qualified cost while General Motors Company (“GM”) is responsible for the next $34.0 million of costs, with any amount over $46.0 million being shared one-third by the Company and two-thirds by GM for shipments through June 30, 2009.

During 2014, the Company completed an analysis of its DPIM extended coverage program and determined, based on current claims, that the product warranty liability should be increased by $3.9 million. This resulted in a $2.9 million increase in the GM DPIM receivable and a $1.0 million unfavorable adjustment to the Consolidated Statements of Comprehensive Income. As of December 31, 2014, the DPIM liability was $48.5 million with an associated receivable from GM of $28.7 million. Through December 31, 2014, the Company had paid approximately $32.8 million in DPIM claims and received approximately $14.9 million in reimbursement from GM. The Company will continue to review the total DPIM liability and GM receivable for any changes in estimates as additional data becomes available.

During 2013, the Company completed an analysis of its DPIM extended coverage program and determined, based on current claims, that the product warranty liability should be reduced by $8.2 million. This resulted in a $5.8 million reduction in the GM DPIM receivable and a $2.4 million favorable adjustment to the Consolidated Statements of Comprehensive Income. As of December 31, 2013, the DPIM liability was $44.6 million with an associated receivable from GM of $25.8 million. Through December 31, 2013, the Company had paid approximately $25.5 million in DPIM claims and received approximately $9.1 million in reimbursement from GM.

During 2012, the Company completed an analysis of its DPIM extended coverage program and determined, based on current claims, that the product liability should be reduced by $7.9 million. This resulted in a $7.3 million reduction in the GM DPIM receivable and a $0.6 million favorable adjustment to the Consolidated Statements of Comprehensive Income. As part of the analysis, it was also determined that design issues related to the early introduction of the replacement DPIM unit resulted in a $10.0 million increase to the product warranty liability. As the replacement DPIM unit is the responsibility of the Company and not covered by the asset purchase agreement dated June 28, 2007 (“Asset Purchase Agreement”), the Company recorded a $10.0 million charge to the Consolidated Statements of Comprehensive Income.

The remaining adjustments to the total liability in 2014, 2013 and 2012 were the result of general changes in estimates for various products as additional claims data and field information became available.

NOTE 10.	DEFERRED REVENUE

As of December 31, 2014, the current and non-current deferred revenue for Extended Transmission Coverage (“ETC”) were $20.3 million and $48.7 million, respectively. As of December 31, 2013, the current and non-current deferred revenue for ETC were $20.4 million and $43.2 million, respectively.

Deferred revenue for ETC activity (dollars in millions):

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Beginning balance	$63.6	$63.5	$60.5
Increases	26.2	21.1	22.9
Revenue earned	(20.8)	(21.0)	(19.9)

Ending balance	$69.0	$63.6	$63.5

Deferred revenue recorded in current liabilities related to unearned net sales for defense contracts for the years ended December 31, 2014, 2013 and 2012 was approximately $0.3 million, $8.8 million and $0.7 million, respectively.

Due to requests from the U.S. government, the Company billed, but did not ship certain tracked transmissions during 2013. Based on the lack of a fixed delivery date from the U.S. government, the Company deferred approximately $8.8 million of net sales for these transmissions until they were shipped in 2014.

NOTE 11.	OTHER EXPENSE, NET

Other expense, net consists of the following (dollars in millions):

	Years ended December 31,
	2014	2013	2012
Loss on intercompany foreign exchange	$(5.4)	$(2.3)	$—
Grant program income	2.6	5.2	11.5
Impairment loss on investments in technology-related initiatives	(2.0)	(5.0)	(14.4)
Gain on negotiation of commercial agreement	2.0	—	—
Public offering fees and expenses	(1.4)	(1.6)	(6.1)
Unrealized gain (loss) on derivative contracts (see NOTE 8)	1.2	(1.5)	0.9
Realized loss on derivative contracts (see NOTE 8)	(1.0)	(2.8)	(1.3)
Loss on foreign exchange	(1.0)	(2.4)	(2.6)
Loss on repayments and repurchases of long-term debt (see NOTE 7)	(0.5)	(0.8)	(22.1)
Termination of services agreement	—	—	(16.0)
Loss on re-measurement of employee benefit plans (see NOTE 13)	—	—	(2.3)
Other	(0.1)	0.3	(0.4)

Total	$(5.6)	$(10.9)	$(52.8)

During 2014 and 2013, the Company recorded a loss of $5.4 and $2.3 million, respectively, resulting from intercompany financing transactions related to investments in plant assets for the Company’s India facility.

During 2014, the Company fulfilled its obligations to the U.S. Department of Energy related to the development of hybrid-propulsion systems manufacturing capacity in the U.S. (the “Grant Program”). All applicable costs associated with the Grant Program have been charged to Engineering — research and development while the Government’s matching reimbursement was recorded to Other expense, net in the Consolidated Statements of Comprehensive Income.

For the years ended December 31, 2014, 2013 and 2012, the Company made $2.0 million, $5.0 million and 14.4 million investments as part of an agreement to expand our position in transmission technologies. Due to various uncertainties surrounding the investments including, but not limited to, the startup nature of the underlying business, its continued negative cash flow, undercapitalization and unproven business plan, the Company has impaired the investments to zero as of December 31, 2014, 2013 and 2012.

NOTE 12.	OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (dollars in millions):

	As of December 31, 2014	As of December 31, 2013
Payroll and related costs	$50.9	$32.7
Sales allowances	25.5	26.9
Defense price reduction reserve	16.2	26.8
Vendor buyback obligation	13.2	11.8
Taxes payable	8.5	8.6
Accrued interest payable	5.2	11.2
Derivative liabilities	0.8	20.2
Other accruals	11.4	14.1

Total	$131.7	$152.3

NOTE 13.	EMPLOYEE BENEFIT PLANS

The Company’s hourly defined benefit pension plan generally provides benefits of negotiated, stated amounts for each year of service as well as significant supplemental benefits for employees who retire with 30 years of service before normal retirement age. For all hourly employees hired after May 18, 2008, the defined benefit pension plan was replaced with a defined contribution pension plan, and the company-sponsored retiree healthcare was also eliminated for those hired after May 18, 2008. The charge to expense for the hourly defined contribution pension plan was $1.3 million, $1.0 million and $0.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

The Company’s salaried defined benefit plan covering salaried employees with a service date prior to January 1, 2001 is generally based on years of service and compensation history. The salaried defined contribution retirement savings plan requires the Company to match employee contributions up to certain predefined limits based upon eligible base salary. In addition to the matching contribution, the Company is required to make a contribution equal to 1% of eligible base salary for salaried employees with a service date on or after January 1, 1993 to cover certain benefits in retirement that are different from salaried employees with a service date prior to January 1, 1993. In addition, for salaried employees with a service date on or after January 1, 2001, the Company is required to contribute to its defined contribution retirement savings plan an amount equal to 4% of eligible base salary under the program. The charge to expense for the salaried defined contribution retirement savings plan was $5.4 million, $5.4 million and $5.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The Company is also responsible for OPEB costs (medical, dental, vision, and life insurance) for hourly employees hired prior to May 19, 2008. Post-retirement benefit costs consist of service cost, interest cost on accrued obligations and the expected return on assets (calculated using a smoothed market value of assets). Any difference between actual and expected returns on assets during a year and actuarial gains and losses on liabilities together with any prior service costs are charged (or credited) to income over the average remaining service lives of employees. The benefit cost components shown in the Consolidated Statements of Comprehensive Income are based upon certain data specific to the Company, actuarial assumptions that were used for OPEB accounting disclosures, and certain allocation methodologies such as population demographics. The plan is unfunded and any future payments will be funded by the Company’s operating cash flows. As of December 31, 2014 and 2013, the Company had an estimated OPEB liability for hourly employees hired prior to May 19, 2008, excluding those employees eligible to retire at the time of the sale of the Company (“the Acquisition Transaction”), of $136.0 million and $120.7 million, respectively.

As part of the Health Care Reform Act enacted in 2010, the Company has evaluated the impact on “High-cost Health Plans” in which employers offering health plan coverage exceeding certain thresholds must pay an excise tax equal to 40% of the value of the plan that exceeds the threshold amount. Although the excise tax does not come into effect until 2018, the Company has recorded $4.0 million in its OPEB liability as of December 31, 2014 with a corresponding adjustment to AOCL, net of tax.

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

Information about the net periodic benefit cost and other changes recognized in AOCL for the pension and post-retirement benefit plans is as follows (dollars in millions):

	Pension Plans			Post-retirement Benefits
	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Net Periodic Benefit Cost:
Service cost	$13.2	$16.3	$15.2	$2.2	$3.3	$3.9
Interest cost	5.0	4.0	4.1	5.9	5.8	7.2
Expected return on assets	(7.7)	(6.7)	(5.9)	—	—	—
Prior service cost	0.1	0.1	0.1	(3.6)	(3.6)	—
Loss (gain)	—	0.7	1.2	(0.7)	—	—
Settlement loss	—	—	2.3	—	—	—

Net Periodic Benefit Cost	$10.6	$14.4	$17.0	$3.8	$5.5	$11.1
Other changes recognized in other comprehensive income:
Prior service credit	$—	$—	$—	$—	$—	$(28.9)
Net loss (gain)	2.1	(18.4)	(2.1)	7.8	(30.7)	3.8
Amortizations	(0.1)	(0.8)	(3.6)	4.3	3.6	—

Total recognized – other comprehensive income	$2.0	$(19.2)	$(5.7)	$12.1	$(27.1)	$(25.1)

The table below provides the weighted-average actuarial assumptions used to determine the net periodic benefit cost.

	Pension Plans			Post-retirement Benefits
	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Discount rate	4.80%	3.90%	4.60%	4.90%	4.10%	4.60%
Rate of compensation increase (salaried)	3.00%	3.00%	4.00%	N/A	N/A	N/A
Expected return on assets	6.80%	7.00%	7.00%	N/A	N/A	N/A

The table below provides the weighted-average actuarial assumptions used to determine the benefit obligations of the Company’s plans.

	Pension Plans		Post-retirement Benefits
	As of December 31,
	2014	2013	2014	2013
Discount rate	3.90%	4.80%	4.00%	4.90%
Rate of compensation increase (salaried)	3.00%	3.00%	N/A	N/A

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

The discount rate is used to determine the present value of the Company’s benefit obligations. The Company’s discount rate is determined by matching the plans projected cash flows to a yield curve based on long-term, fixed income debt instruments available as of the measurement date of December 31, 2014.

The overall expected rate of return on plan assets is based upon historical and expected future returns consistent with the expected benefit duration of the plan for each asset group adjusted for investment and administrative fees.

During 2014, the Society of Actuaries finalized a new mortality table and a new mortality improvement scale that increased the anticipated longevity of life. As of December 31, 2014, as a result of the updated mortality assumption, the Company recorded an additional $2.9 million and $4.1 million in its defined benefit pension benefit obligation and OPEB obligation, respectively.

Health care cost trends are used to project future post-retirement benefits payable from the Company’s plans. For the Company’s December 31, 2014 obligations, future post-retirement medical care costs were forecasted assuming an initial annual increase of 6.70%, decreasing to 4.50% by the year 2027. Future post-retirement prescription drug costs were forecasted assuming an initial annual increase of 6.00%, decreasing to 4.50% by the year 2027.

As health care costs trends have a significant effect on the amounts reported, an increase and decrease of one-percentage-point would have the following effects in the year ended December 31, 2014 (dollars in millions):

	1% Increase	1% Decrease
Effect on total of service and interest cost	$1.7	$(1.3)
Effect on post-retirement benefit obligation	$28.6	$(22.3)

The following table provides a reconciliation of the changes in the net benefit obligations and fair value of plan assets for the years ended December 31, 2014, 2013 and 2012 (dollars in millions):

	Pension Plans			Post-retirement Benefits
	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Benefit Obligations:
Net benefit obligation at beginning of year	$105.9	$103.3	$99.7	$120.7	$142.6	$156.6
Service cost	13.2	16.3	15.2	2.2	3.3	3.9
Interest cost	5.0	4.0	4.1	5.9	5.8	7.2
Plan Amendments	—	—	—	—	—	(28.9)
Settlements	—	—	(18.8)	—	—	—
Benefits paid	(1.5)	(0.8)	(0.4)	(0.6)	(0.3)	—
Actuarial loss (gain)	10.9	(16.9)	3.5	7.8	(30.7)	3.8

Net benefit obligation at end of year	$133.5	$105.9	$103.3	$136.0	$120.7	$142.6

Fair Value of Plan Assets:
Fair value of plan assets at beginning of year	$108.6	$89.4	$83.4	$—	$—	$—
Actual return on plan assets	16.4	8.2	11.5	—	—	—
Employer contributions	11.8	11.8	13.7	0.6	0.3	—
Settlements	—	—	(18.8)	—	—	—
Benefits paid	(1.5)	(0.8)	(0.4)	(0.6)	(0.3)	—

Fair value of plan assets at end of year	$135.3	$108.6	$89.4	$—	$—	$—

Net Funded Status	$1.8	$2.7	$(13.9)	$(136.0)	$(120.7)	$(142.6)

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

The Company’s pension plan assets consist of money market funds, mutual funds and listed equities. The Company’s valuation techniques used to fair value pension plan assets represents a market approach in active markets for identical assets that qualifies as Level 1 in the fair value hierarchy.

The fair values of plan assets for the Company’s pension plans as of December 31, 2014 and 2013 are as follows (dollars in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)
	2014		2013
Asset Category	Fair Value	%	Fair Value	%
Cash and cash equivalents	$8.6	6%	$3.6	3%
Diversified equity securities	57.8	43	51.5	48
Diversified debt securities	68.9	51	53.5	49

Total	$135.3	100%	$108.6	100%

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

	Target
Asset Category	Hourly	Salary
Cash and cash equivalents	5%	8%
Diversified equity securities	39	46
Diversified debt securities	56	46

Total	100%	100%

Through 2014, the Company’s investment committee has continued to evaluate the investments and take steps toward the established targets.

The following table discloses the amounts recognized in the balance sheet and in AOCL at December 31, 2014 and 2013, on a pre-tax basis (dollars in millions):

	Pension Plans		Post-retirement Benefits
	As of December 31,
	2014	2013	2014	2013
Amounts Recognized in Balance Sheet:
Noncurrent assets	$7.9	$7.4	$—	$—
Current liabilities	—	—	(1.2)	(1.4)
Noncurrent liabilities	(6.1)	(4.7)	(134.8)	(119.3)

Total asset (liability)	$1.8	$2.7	$(136.0)	$(120.7)

Accumulated Other Comprehensive Loss:
Prior service (cost) credit	$(0.1)	$(0.2)	$21.7	$25.4
Actuarial gain	0.6	2.7	8.6	17.1

Total	$0.5	$2.5	$30.3	$42.5

The amounts in AOCL expected to be amortized and recognized as a component of net periodic benefit cost in 2015 are as follows (dollars in millions):

	2015
	Pension Plans	Post-retirement Benefits
Prior service (cost) credit	$(1.0)	$3.6
Actuarial loss	1.0	—

Total	$0.0	$3.6

The accumulated benefit obligation for the Company’s pension plans as of December 31, 2014 and 2013 was $129.7 million and $103.1 million, respectively.

As of December 31, 2014 and 2013, the projected benefit obligation, the accumulated benefit obligation, and the fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets and for pension plans with an accumulated benefit obligation in excess of plan assets were as follows (dollars in millions):

	Hourly Plan				Salary Plan
	As of December 31,
	2014		2013		2014	2013
Plans with projected benefit obligation in excess of plan assets:
Projected benefit obligation	N/A	[1]	N/A	[1]	$71.4	$53.8
Fair value of plan assets	N/A	[1]	N/A	[1]	$65.3	$49.1
Plans with accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	N/A	[1]	N/A	[1]	$67.6	$50.9
Fair value of plan assets	N/A	[1]	N/A	[1]	$65.3	$49.1

[1]	As of December 31, 2014 and 2013, the hourly defined benefit pension plan had plan assets greater than both the projected benefit obligation and accumulated benefit obligation.

Information about expected cash flows for the Company’s pension and post-retirement benefit plans is as follows (dollars in millions):

	Pension Plans	Post-retirement Benefits
Employer Contributions:
2015 expected contributions	$2.0	$1.2
Expected Benefit Payments:
2015	2.3	1.2
2016	3.0	1.7
2017	3.8	2.4
2018	4.6	3.2
2019	5.5	3.9
2020-2024	40.6	27.7

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

In June 2012, the Company established a non-qualified deferred compensation plan (“Deferred Compensation Plan”) for a select group of management. Under the terms of the plan, the Company has utilized a rabbi trust to accumulate assets to fund its promise to pay benefits under the Deferred Compensation Plan. The rabbi trust is an irrevocable trust, which restricts any use of funds (operational or otherwise) by the Company other than to pay benefits under the Deferred Compensation Plan, and prevents immediate taxation of contributed amounts. Funds are accumulated through both employee deferrals and a company match. Funds can be invested by the employee into a diversified group of investment options, which have been selected by the Company’s investment committee, that are all categorized as Level 1 in the fair value hierarchy. The company match resulted in a charge of $0.2 million, $0.3 million, and $0.1 million to the Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012, respectively, and the fair value of the rabbi trust plan assets and deferred compensation obligation was $2.9 million and $1.3 million as of December 31, 2014 and 2013, respectively.

NOTE 14.	STOCK-BASED COMPENSATION

In March 2012, the Company’s Board of Directors adopted and the Company’s stockholders approved the Allison Transmission Holdings, Inc. 2011 Equity Incentive Award Plan (“2011 Plan”), which became effective as of the day prior to the consummation of the Company’s initial public offering. Under the 2011 Plan, certain employees (including executive officers), consultants and directors are eligible to receive equity-based compensation, including non-qualified stock options, incentive stock options, restricted stock, dividend equivalents, stock payments, restricted stock units (“RSU”), performance awards, stock appreciation rights and other equity-based awards, or any combination thereof. The 2011 Plan limits the aggregate number of shares of common stock available for issue to 15.3 million and will expire on, and no option or other equity award may be granted pursuant to the 2011 Plan after, the tenth anniversary of the date the 2011 Plan was approved by the Board of Directors.

Prior to the adoption of the 2011 Plan, the Company’s equity-based awards were granted under the Equity Incentive Plan of Allison Transmission Holdings, Inc. (“Prior Plan”). As of the effective date of the 2011 Plan, no new awards will be granted under the Prior Plan, but the Prior Plan will continue to govern the equity awards issued under the Prior Plan.

Restricted Stock Units

RSUs were issued to certain employees in 2014, 2013 and 2012, and certain directors in 2014 and 2013 under the 2011 Plan at fair market value at the date of grant. These awards entitle the holder to receive one common share for each RSU upon vesting, which generally occurs over either one, two or three years upon continued performance of services by the RSU holders. A summary of RSU activity as of December 31, 2014, 2013 and 2012, and changes during the period then ended is presented below:

Non-vested RSUs:	RSUs (in millions)	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2011	—	$—
Granted	1.0	20.20
Vested	—	—
Forfeited	—	—
Non-vested as of December 31, 2012	1.0	$20.20
Granted	0.2	23.31
Vested	(0.4)	20.23
Forfeited	—	—
Non-vested as of December 31, 2013	0.8	$20.90
Granted	0.0	29.85
Vested	(0.6)	20.32
Forfeited	—	—
Non-vested as of December 31, 2014	0.2	$26.57

As of December 31, 2014 and 2013, there were $3.0 million and $10.4 million, respectively, of unrecognized compensation cost related to non-vested RSU compensation arrangements granted under the 2011 Plan. This cost is expected to be recognized, on a straight line basis, over a period of approximately two years. RSU incentive compensation expense recorded was $9.8 million, $12.0 million and $0.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. The total fair value of RSUs vested during the years ended December 31, 2014, 2013 and 2012 was approximately $20.2 million, $9.0 million and $0.0 million, respectively.

Pursuant to the share withholding provisions of the 2011 Plan and the related RSU award agreement, certain employees, in lieu of paying withholding taxes on the vesting of RSUs, authorized the withholding of an aggregate of approximately 0.3 million and 0.1 million shares, respectively of the Company’s common stock to satisfy their minimum statutory tax withholding requirements related to such vesting events during 2014 and 2013. The withheld shares were recorded as a reduction to equity on the applicable vesting dates of approximately $8.4 million and $3.6 million during 2014 and 2013, respectively.

Restricted Stock

Restricted stock was granted to certain employees in 2014 under the 2011 Plan at fair market value on the date of grant. The restrictions lapse upon continued performance by the restricted stock holders on the vest date which generally occurs over one, two or three years. A summary of restricted stock activity as of December 31, 2014 and changes during the period then ended is presented below:

Non-vested Shares:	Restricted Stock (in millions)	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2013	—	$—
Granted	0.2	29.47
Vested	—	—
Forfeited	—	—
Non-vested as of December 31, 2014	0.2	$29.47

As of December 2014, there was $3.4 million of unrecognized compensation cost related to non-vested restricted stock compensation arrangements granted under the 2011 Plan. This cost is expected to be recognized, on a straight line basis, over a period of approximately 2 years. Restricted stock incentive compensation expense recorded was $1.6 million for the year ended December 31, 2014.

Stock Options

Stock options granted under the Prior Plan after the completion of the Acquisition Transaction and through March 2012, have a per share exercise price based on the fair market value of the Company at the date of grant. Stock options granted under the 2011 Plan have a per share exercise price based on the closing price of a share of the Company’s common stock as reported by the NYSE on the date of grant. All stock options expire 10 years after the grant date. The options vest upon the continued performance of services by the option holder over time, with either 20% or 33% of the award vesting on each anniversary of the grant date over three to five years for awards under the Prior Plan and 100% in December of the year that is two years after the year of grant under the 2011 Plan. Upon termination of employment for reasons other than cause, retirement before the age of 65 with less than 90 points (calculated as age plus years of service), death or disability, the options shall cease to be exercisable ninety days following the date of the optionees’ termination of service. Upon termination of employment for cause, the options shall not be exercisable on the date of such termination. Upon termination of employment for retirement at or after the age of 65, the options shall cease to be exercisable three years following such date. Upon termination of employment for retirement before the age of 65 with 90 or more points, the options shall cease to be exercisable two years following such date. Upon termination of employment for death or disability, the options shall cease to be exercisable twelve months following such date.

In accordance with the FASB’s authoritative accounting guidance on stock compensation, each option grant is to be recorded at fair value. When options are granted, the Company uses a Black-Scholes option pricing model to calculate the fair value of each option award using the assumptions noted in the following table:

	2014	2013	2012
Expected volatility	38%	51%	N/A
Expected dividend yield	1.6%	1.2%	N/A
Expected term (in years)	5.5	5.4	N/A
Expected forfeitures	0%	0%	N/A
Risk-free rate	1.7%	1.6%	N/A

Expected volatility is based on “the average volatilities of otherwise similar public entities” as defined by authoritative accounting guidance. The Company currently pays a $0.15 dividend per quarter. The expected term is derived from the average of the weighted vesting life and the contractual term. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

A summary of option activity as of December 31, 2014, 2013 and 2012, and changes during the period then ended is presented below:

	Options (in millions)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding as of December 31, 2011	14.9	$13.40	4.94 years
Exercisable as of December 31, 2011	11.5	$13.37	4.88 years
Granted	—	—
Exercised	(2.7)	—
Forfeited or expired	(0.3)	—
Outstanding as of December 31, 2012	11.9	$14.01	4.93 years
Exercisable as of December 31, 2012	11.8	$14.02	4.91 years
Granted	0.6	$23.39
Exercised	(3.8)	—
Forfeited or expired	—	—
Outstanding as of December 31, 2013	8.7	$15.33	4.30 years
Exercisable as of December 31, 2013	8.1	$14.79	3.94 years
Granted	0.4	$30.23
Exercised	(4.2)	—
Forfeited or expired	—	—
Outstanding as of December 31, 2014	4.9	$17.49	4.19 years
Exercisable as of December 31, 2014	3.9	$15.32	3.08 years

The weighted-average grant-date fair value of options granted during the years ended December 31, 2014, 2013 and 2012 was $9.51, $9.76 and $0.0, respectively. The total fair value of stock options vested during the years ended December 31, 2014, 2013 and 2012 was $0.0 million, $0.7 million and $7.5 million, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2014, 2013 and 2012 was $82.3 million, $58.0 million and $24.6 million, respectively. The aggregate intrinsic value of stock options outstanding and exercisable was $80.4 million and $72.5 million as of December 31, 2014, and $106.8 million and $103.8 million as of December 31, 2013, respectively.

A summary of the status of the Company’s non-vested stock options as of December 31, 2014, 2013 and 2012, and changes during the period ended December 31, 2014, 2013 and 2012 is presented below:

Non-vested Stock Options:	Options (in millions)	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2011	3.4	$2.81
Granted	—	—
Vested	(2.9)	2.58
Forfeited	(0.3)	4.00
Non-vested at December 31, 2012	0.2	$4.34
Granted	0.6	9.76
Vested	(0.2)	3.59
Forfeited	—	—
Non-vested at December 31, 2013	0.6	$9.06
Granted	0.4	9.51
Vested	—	—
Forfeited	—	—
Non-vested at December 31, 2014	1.0	$9.44

As of December 31, 2014, 2013 and 2012, there was $4.8 million, $4.2 million and $0.5 million, respectively, of unrecognized compensation cost related to non-vested stock option compensation arrangements granted under the Prior Plan and the 2011 Plan. This cost is expected to be recognized, on a straight line basis, over a period of approximately two years. Stock option incentive compensation expense recorded was $3.3 million, $1.7 million and $5.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

NOTE 15.	INCOME TAXES

Income before income taxes included the following (dollars in millions):

	Years ended December 31,
	2014	2013	2012
U.S. income	$355.1	$259.0	$204.1
Foreign income	13.0	7.1	12.1

Total	$368.1	$266.1	$216.2

The provision for income tax expense (benefit) was estimated as follows (dollars in millions):

	Years ended December 31,
	2014	2013	2012
Estimated current income taxes:
U.S. federal	$1.6	$0.2	$1.5
Foreign	6.3	1.9	3.9
U.S. state and local	(0.2)	0.6	0.4

Total Current	7.7	2.7	5.8
Deferred income tax expense (credit), net:
U.S. federal	125.6	87.6	(282.5)
Foreign	(0.3)	0.1	0.1
U.S. state and local	6.5	10.3	(21.4)

Total Deferred	131.8	98.0	(303.8)

Total income tax expense (benefit)	$139.5	$100.7	$(298.0)

Cash paid for income taxes for the years ended December 31, 2014, 2013 and 2012 was $5.0 million, $3.8 million and $10.7 million, respectively.

A reconciliation of the provision for income tax expense (benefit) compared with the amounts at the U.S. federal statutory rate is as follows (dollars in millions):

	Years ended December 31,
	2014	2013	2012
Tax at U.S. statutory income tax rate	$128.9	$93.1	$75.7
Foreign rate differential	(2.3)	(0.7)	(2.6)
Non-deductible expenses	3.9	0.8	4.2
Valuation allowance	2.6	1.0	(384.1)
State tax expense	4.0	7.3	5.7
Adjustment to deferred tax expense	2.4	(0.3)	2.2
Other adjustments	(0.0)	(0.5)	0.9

Total income tax expense (benefit)	$139.5	$100.7	$(298.0)

The Company has not recognized any deferred tax liabilities associated with investments and earnings in foreign subsidiaries as they are intended to be permanent in duration. Such amounts may become taxable upon an actual or deemed repatriation in the future; however, at this time, management believes any related unrecognized deferred tax liability is immaterial.

Temporary differences and carryforwards that gave rise to deferred tax assets and liabilities included the following (dollars in millions):

	As of December 31, 2014	As of December 31, 2013
Deferred tax assets:
Inventories	$5.1	$4.6
Warranty accrual	30.5	32.7
Sales allowances and rebates	6.7	7.9
Deferred revenue	25.7	24.0
Post-retirement health care	5.7	—
Intangibles	77.3	83.6
Other accrued liabilities	32.7	27.2
Unrealized loss on interest rate derivatives	5.7	3.7
Operating loss carryforwards	107.8	140.7
Stock based compensation	6.9	12.5
Technology-related investments	6.6	6.8
Loan fees	—	0.9
Other	16.4	10.4

Total Deferred tax assets	327.1	355.0

Valuation allowances	(5.2)	(2.8)

Deferred tax liabilities:
Property, plant and equipment	(20.2)	(22.0)
Goodwill	(320.8)	(280.3)
Trade name	(90.3)	(60.6)
Product warranty liabilities	(4.3)	(5.6)
Pension	—	(0.5)
Post-retirement health care	—	(0.2)
Other	(3.5)	—

Total Deferred tax liabilities	(439.1)	(369.2)

Net Deferred tax liability	$(117.2)	$(17.0)

Of the estimated net operating loss carryforwards as of December 31, 2014, approximately 91% relates to U.S. federal net operating loss carryforwards and approximately 9% relates to the U.S. state net operating loss carryforwards. Substantially all U.S. Federal and State operating loss carryforwards will not expire until 2027-2032. As of December 31, 2014, the Company had $253.3 million of net operating loss carryforwards for U.S. federal income tax purposes. If the Company continues to generate taxable income, it expects to utilize the remaining U.S. federal net operating loss carryforwards as early as the first quarter of 2016.

Management has determined, based on an evaluation of available objective and subjective evidence, that it is more likely than not that certain foreign deferred tax assets will not be realized and therefore continue to offset these deferred tax assets with a valuation allowance of $5.2 million and $2.8 million as of December 31, 2014 and 2013, respectively.

In accordance with the FASB’s authoritative guidance on accounting for uncertainty in income taxes, the Company has recorded a liability for unrecognized tax benefits related to the 2010 Research & Development Credit. The accounting guidance prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Management does not anticipate any significant changes in the balance within the coming year. All of the Company’s returns (when filed) will remain subject to examination by the various taxing authorities for the duration of the applicable statute of limitations (generally three years from the earlier of the date of filing or the due date of the return). The change in the liability for unrecognized tax benefits are as follows (dollars in millions):

December 31, 2012	$—

December 31, 2013	$2.3

Increases in unrecognized tax benefits as a result of current year activity	0.2

December 31, 2014	$2.5

For the years ended December 31, 2014, 2013 and 2012, the Company recognized no interest and penalties in the Consolidated Statements of Comprehensive Income. The Company follows a policy of recording any tax related interest or penalties in Income tax expense.

NOTE 16.	OTHER COMPREHENSIVE LOSS

The changes in components of accumulated other comprehensive loss consisted of the following (dollars in millions):

	Before Tax	Tax (Expense) Benefit	After Tax
Balance at December 31, 2011	$(33.2)	$(23.8)	$(57.0)

Foreign currency translation	(0.7)	—	(0.7)
Pension and OPEB liability adjustment	26.7	(11.6)	15.1
Available-for-sale securities	(2.0)	0.7	(1.3)

Net current period other comprehensive loss	$24.0	$(10.9)	$13.1

Balance at December 31, 2012	$(9.2)	$(34.7)	$(43.9)

Foreign currency translation	(5.0)	—	(5.0)
Pension and OPEB liability adjustment	46.4	(17.4)	29.0
Available-for-sale securities	(1.9)	0.8	(1.1)

Net current period other comprehensive income	$39.5	$(16.6)	$22.9

Balance at December 31, 2013	$30.3	$(51.3)	$(21.0)

Foreign currency translation	(7.4)	—	(7.4)
Pension and OPEB liability adjustment	(14.6)	5.5	(9.1)
Available-for-sale securities	(3.2)	1.2	(2.0)

Net current period other comprehensive loss	$(25.2)	$6.7	$(18.5)

Balance at December 31, 2014	$5.1	$(44.6)	$(39.5)

The following table shows the location in the Consolidated Statements of Comprehensive Income affected by reclassifications from AOCL (dollars in millions):

	For the year ended December 31, 2014
AOCL Components	Amount reclassified from AOCL	Affected line item in the consolidated statements of comprehensive income
Amortization of defined benefit pension items:
Prior service cost	$3.2	Cost of sales
	0.3	Selling, general and administrative
	0.1	Engineering – research and development
Actuarial loss	0.7	Cost of sales
	(0.0)	Selling, general and administrative
	(0.0)	Engineering – research and development

Total reclassifications, before tax	4.3	Income before income taxes
Income tax expense	(1.6)	Tax expense

Total reclassifications	$2.7	Net of tax

Prior service cost and actuarial loss are included in the computation of the Company’s net periodic benefit cost. Please see NOTE 13 for additional details.

NOTE 17.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain facilities under various operating leases. Rent expense under the non-cancelable operating leases was $5.4 million, $5.7 million, and $5.5million for the years ended December 31, 2014, 2013 and 2012, respectively. Certain leases contain renewal options.

As of December 31, 2014, future payments under non-cancelable operating leases are as follows over each of the next five years and thereafter (dollars in millions):

2015	$4.6
2016	2.8
2017	1.7
2018	0.8
2019	0.6
Thereafter	2.0

Total	$12.5

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

As of December 31, 2014 and 2013, the Company employed approximately 2,700 employees, respectively with 90% of those employees in the U.S. Approximately 60% of the Company’s U.S. employees were represented by unions and subject to a collective bargaining agreement as of December 31, 2014 and 2013. In addition, many of the hourly employees outside the U.S. are represented by various unions. The Company is currently operating under a collective bargaining agreement with the UAW Local 933 that expires in November 2017.

Three customers accounted for greater than 10% of net sales within the last three years presented.

	Years ended December 31,
% of net sales	2014	2013	2012
Daimler AG	17%	17%	13%
Navistar, Inc.	10%	10%	11%
Oshkosh Corporation	4%	8%	11%

No other customers accounted for more than 10% of net sales of the Company during the years ended December 31, 2014, 2013 or 2012.

Three customers accounted for greater than 10% of outstanding accounts receivable within the last two years presented.

% of accounts receivable	As of December 31, 2014	As of December 31, 2013
Daimler AG	15%	15%
Navistar, Inc.	12%	10%
AB Volvo.	8%	11%

No other customers accounted for more than 10% of the outstanding accounts receivable as of December 31, 2014 or December 31, 2013.

One supplier accounted for greater than 10% of materials purchased for the periods presented:

	Years ended December 31,
% of material purchased	2014	2013	2012
Linamar Corporation Inc.	10%	13%	13%

No other supplier accounted for more than 10% of materials purchased during the years ended December 31, 2014, 2013 or 2012.

NOTE 19.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Investment funds affiliated with the Sponsors sold their common stock through a series of public offerings from March 2012 through September 2014. As of December 31, 2014, investment funds affiliated with the Sponsors no longer own any shares of the Company’s outstanding common stock. Pursuant to an amended and restated stockholders agreement, a majority of the Board of Directors had previously been designated by the Sponsors; however, as a result of their no longer owning any shares of the Company’s common stock, the Sponsors no longer have the right to designate members of the Board of Directors.

Senior Notes Held by Executive Officers

As of December 31, 2014, Lawrence E. Dewey, our Chairman, President and Chief Executive Officer, and David S. Graziosi, our Executive Vice President, Chief Financial Officer and Treasurer, held approximately $100,000 and $450,000, respectively, in aggregate principal amount of the 7.125% Senior Notes.

Repurchase of Common Stock held by Sponsors

During 2014, the Company completed four secondary public offerings in September, June, April and February of 5,392,499, 40,250,000, 25,000,000, and 28,750,000 shares of its common stock held by investment funds affiliated with the Sponsors at public offering prices, less underwriting discounts and commissions, of $30.46, $29.95, $29.78 and $29.17 per share, respectively. In connection with certain of the offerings, the Company repurchased from the underwriters 5,000,000 shares in June 2014 and 3,428,179 shares in February 2014 at the prices paid by the underwriters and subsequently retired those shares.

During 2013, the Company completed three secondary public offerings in August, November and December of 23,805,000, 15,000,000 and 12,500,000 shares of its common stock held by investment funds affiliated with the Sponsors at a public offering price, less underwriting discounts and commissions, of $21.18, $23.10 and $25.56 per share, respectively. In connection with the offering in August, the Company repurchased from the underwriters 4,700,000 shares of the 23,805,000 shares at the price paid by the underwriters and subsequently retired those shares.

NOTE 20.	COMMON STOCK

The Company’s current stock repurchase program was announced on October 30, 2014. The Board authorized management to repurchase up to $500.0 million of its common stock on the open market or through privately negotiated transactions through December 31, 2016. The timing and amount of stock purchases are subject to market conditions and corporate needs. This stock repurchase program may be extended, modified, suspended or discontinued at any time at the Company’s discretion. As of December 31, 2014, $500.0 million remained available for stock repurchases under the repurchase program.

NOTE 21.	EARNINGS PER SHARE

The Company presents both basic and diluted earnings per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted EPS is calculated by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during the reporting period that are calculated using the treasury stock method for stock-based awards. The treasury stock method assumes that the Company uses the proceeds from the exercise of awards to repurchase common stock at the average market price during the period. The assumed proceeds under the treasury stock method include the purchase price that the grantee will pay in the future, compensation cost for future service that the Company has not yet recognized and any tax benefits that would be credited to additional paid-in-capital when the award generates a tax deduction. If there would be a shortfall resulting in a charge to additional paid-in-capital, such an amount would be a reduction of the proceeds to the extent of the gains. The diluted weighted-average common shares outstanding exclude the anti-dilutive effect of certain stock options since such options had an exercise price in excess of the monthly average market value of our common stock. As of December 31, 2014, there were no outstanding anti-dilutive stock options.

The following table reconciles the numerators and denominators used to calculate basic EPS and diluted EPS (in millions, except per share data):

	Years ended December 31,
	2014	2013	2012
Net income	$228.6	$165.4	$514.2

Weighted average shares of common stock outstanding	179.8	184.5	182.0
Dilutive effect stock-based awards	2.5	3.4	4.2

Diluted weighted average shares of common stock outstanding	182.3	187.9	186.2

Basic earnings per share attributable to common stockholders	$1.27	$0.90	$2.83

Diluted earnings per share attributable to common stockholders	$1.25	$0.88	$2.76

NOTE 22.	GEOGRAPHIC INFORMATION

The Company had the following net sales by country as follows (dollars in millions):

	Years ended December 31,
	2014	2013	2012
United States	$1,578.0	$1,354.3	$1,509.6
China	128.7	141.0	136.4
Canada	85.1	88.6	123.0
Japan	45.8	37.0	52.0
Germany	38.1	53.9	39.1
United Kingdom	36.8	42.5	74.1
Other	214.9	209.5	207.6

Total	$2,127.4	$1,926.8	$2,141.8

The Company had net long-lived assets by country as follows (dollars in millions):

	Years ended December 31,
	2014	2013	2012
United States	$442.6	$478.7	$493.6
India	51.5	59.9	76.8
Hungary	15.1	18.1	18.4
Others	5.4	6.7	7.4

Total	$514.6	$563.4	$596.2

NOTE 23. QUARTERLY FINANCIAL INFORMATION

The following is a summary of the unaudited quarterly results of operations. The Company believes that all adjustments considered necessary for a fair presentation in accordance with GAAP have been included (unaudited, in millions, except per share data).

	Quarters ended,
	March 31	June 30	September 30	December 31
2014
Net sales	$493.6	$536.1	$553.3	$544.4
Gross profit	222.5	238.5	259.3	255.6
Operating income	114.8	132.2	147.3	117.8
Income before income taxes	79.3	94.7	116.3	77.8
Net income	52.1	57.2	68.8	50.5
Basic earnings per share	$0.29	$0.32	$0.38	$0.28
Diluted earnings per share	$0.28	$0.31	$0.38	$0.28

2013
Net sales	$457.4	$512.1	$466.3	$491.0
Gross profit	198.3	226.1	206.1	211.4
Operating income	81.4	117.7	111.2	99.6
Income before income taxes	44.4	81.8	72.4	67.5
Net income	27.5	50.5	44.5	42.9
Basic earnings per share	$0.15	$0.27	$0.24	$0.24
Diluted earnings per share	$0.15	$0.26	$0.24	$0.23

Allison Transmission Holdings, Inc.

Schedule I—Parent Company only Balance Sheets

(dollars in millions)

	December 31, 2014	December 31, 2013
ASSETS
Current Assets:
Cash	$—	$—

Total Current Assets	—	—
Investments in and advances to subsidiaries	1,397.8	1,438.8

TOTAL ASSETS	$1,397.8	$1,438.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$—	$—

Total Current Liabilities	—	—
Capital stock	1.8	1.8
Additional paid-in-capital	1,651.0	1,631.8
Treasury stock	—	—
Accumulated deficit	(215.5)	(173.8)
Accumulated other comprehensive loss, net of tax	(39.5)	(21.0)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,397.8	$1,438.8

The accompanying note is an integral part of the Parent Company only financial statements.

Allison Transmission Holdings, Inc.

Schedule I—Parent Company only Statements of Comprehensive Income

(dollars in millions)

	Years ended December 31,
	2014	2013	2012
Net sales	$—	$—	$—
General and administrative fees	—	—	—

Total operating income	—	—	—

Other income:
Equity earnings of consolidated subsidiary	228.6	165.4	514.2

Income before income taxes	228.6	165.4	514.2
Income tax expense	—	—	—

Net income	$228.6	$165.4	$514.2

Comprehensive income	$228.6	$165.4	$514.2

The accompanying note is an integral part of the Parent Company only financial statements.

Allison Transmission Holdings, Inc.

Schedule I—Parent Company only Statements of Cash Flows

(dollars in millions)

	Years ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$228.6	$165.4	$514.2
Deduct items included in net income not providing cash:
Equity in earnings in consolidated subsidiary	(228.6)	(165.4)	(514.2)

Net cash provided by operating activities	—	—	—

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in subsidiaries	(59.6)	(46.3)	(29.0)
Dividends	91.6	77.1	32.8

Net cash provided by investing activities	32.0	30.8	3.8

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions	59.6	46.3	29.0
Dividends	(91.6)	(77.1)	(32.8)

Net cash used in financing activities	(32.0)	(30.8)	(3.8)

Net increase (decrease) during period	—	—	—
Cash and cash equivalents at beginning of period	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—

The accompanying note is an integral part of the Parent Company only financial statements.

Allison Transmission Holdings, Inc.

Schedule I—Parent Company only Footnote

NOTE 1—BASIS OF PRESENTATION

Allison Transmission Holdings, Inc. (the “Parent Company”) is a holding company that conducts all of its business operations through its subsidiaries. There are restrictions on the Parent Company’s ability to obtain funds from its subsidiaries through dividends (refer to NOTE 7 of the Consolidated Financial Statements). The entire amount of our consolidated net assets was subject to restrictions on payment of dividends at the end of December 31, 2014, 2013 and 2012. Accordingly, these financial statements have been presented on a “parent-only” basis. Under a parent-only presentation, the Parent Company’s investments in its consolidated subsidiaries are presented under the equity method of accounting. These parent-only financial statements should be read in conjunction with Allison Transmission Holdings, Inc.’s audited Consolidated Financial Statements included elsewhere herein.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2014. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2014, the end of the period covered by this Annual Report on Form 10-K, were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2014. PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2014. Their report is included in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III.

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this Item concerning our executive officers, directors and nominees for director, Audit Committee members and financial expert(s) and disclosure of delinquent filers under Section 16(a) of the Exchange Act is incorporated herein by reference from our definitive Proxy Statement for our 2015 annual meeting of stockholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

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

ITEM 11. Executive Compensation

The information required by this Item concerning remuneration of our executive officers and directors, material transactions involving such executive officers and directors and Compensation Committee interlocks, as well as the Compensation Committee Report, are incorporated herein by reference to our definitive Proxy Statement for our 2015 annual meeting of stockholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item concerning the stock ownership of management, five percent beneficial owners and securities authorized for issuance under equity compensation plans is incorporated herein by reference to our definitive Proxy Statement for our 2015 annual meeting of stockholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item concerning certain relationships and related person transactions, and director independence is incorporated herein by reference to our definitive Proxy Statement for our 2015 annual meeting of stockholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 14. Principal Accounting Fees and Services

The information required by this Item concerning the fees and services of our independent registered public accounting firm and our Audit Committee actions with respect thereto is incorporated herein by reference to our definitive Proxy Statement for our 2015 annual meeting of stockholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

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

(a)(3) Exhibits

See the response to Item 15(b) below.

(b) Exhibits

The following exhibits are filed as part of, or are incorporated by reference into, this Annual Report on Form 10-K:

Exhibit No.	DESCRIPTION OF EXHIBIT

3.1	Amended and Restated Certificate of Incorporation of Allison Transmission Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed on April 26, 2012)

3.2	Amended and Restated Bylaws of Allison Transmission Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed on April 26, 2012)

4.1	Form of Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed June 16, 2011)

4.2	Indenture governing the 7.125% Senior Notes due 2019, among Allison Transmission, Inc. as Issuer, the Guarantors named therein, and Wells Fargo Bank, National Association, as trustee, dated May 6, 2011 (incorporated by reference to Exhibit 4.6 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed May 16, 2011)

4.3	Form of 7.125% Senior Note due 2019 (included in Exhibit 4.6)

10.1	Credit Agreement among Allison Transmission Holdings, Inc., Allison Transmission, Inc., as Borrower, the Several Lenders from time to time parties thereto, Citicorp North America, Inc., as Administrative Agent, Lehman Brothers Commercial Bank and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agents, Sumitomo Mitsui Banking Corporation, as Documentation Agent and Co-Arranger and Citigroup Global Markets Inc., Lehman Brothers Inc. and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, As Joint Lead Arrangers And Joint Bookrunners, dated as of August 7, 2007 (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed April 26, 2011)

10.2	First Amendment to the Credit Agreement among Allison Transmission Holdings, Inc., Allison Transmission, Inc., as Borrower, the Several Lenders from time to time parties thereto, Citicorp North America, Inc., as Administrative Agent, Lehman Brothers Commercial Bank and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agents, Sumitomo Mitsui Banking Corporation, as Documentation Agent and Co-Arranger and Citigroup Global Markets Inc., Lehman Brothers Inc. and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, As Joint Lead Arrangers And Joint Bookrunners, dated as of November 21, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed March 18, 2011)

10.3	Guarantee And Collateral Agreement made by Allison Transmission Holdings, Inc. Allison Transmission, Inc. as Borrower, and the Subsidiary Guarantors party hereto in favor of Citicorp North America, Inc., as Administrative Agent, dated as of August 7, 2007 (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed March 18, 2011)

10.4	Trademark Security Agreement made by Allison Transmission, Inc. in favor of Citicorp North America, Inc., as Administrative Agent, dated as of August 7, 2007 (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 filed March 18, 2011)

10.5	Copyright Security Agreement made by Allison Transmission, Inc. in favor of Citicorp North America, Inc., as Administrative Agent, dated as of August 7, 2007 (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed May 16, 2011)

10.6	Amended and Restated Stockholders Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed on April 26, 2012)

10.7*	Form of Allison Transmission Holdings, Inc. Indemnification Agreement (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed May 16, 2011)

10.8*	Allison Transmission Holdings, Inc. 2011 Equity Incentive Award Plan (incorporated by reference to Exhibit 10.10 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed June 16, 2011)

10.9*	Form of 2011 Equity Incentive Award Plan Restricted Stock Agreement (incorporated by reference to Exhibit 10.11 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed June 16, 2011)

10.10*	Form of 2011 Equity Incentive Award Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.12 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed June 16, 2011)

10.11*	Form of 2011 Equity Incentive Award Plan Stock Option Agreement (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed June 16, 2011)

10.12*	Equity Incentive Plan of Allison Transmission Holdings, Inc. (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed May 16, 2011)

10.13*	Form of Employee Stock Option Agreement under Equity Incentive Plan of Allison Transmission Holdings, Inc. (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed May 16, 2011)

10.14*	Form of Independent Director Stock Option Agreement under Equity Incentive Plan of Allison Transmission Holdings, Inc. (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed May 16, 2011)

10.15	Second Amendment to the Credit Agreement among Allison Transmission Holdings, Inc., Allison Transmission, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties thereto as Lenders, Citicorp North America, Inc., as Administrative Agent and Collateral Agent, Lehman Brothers Commercial Bank and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agents, Sumitomo Mitsui Banking Corporation, as Documentation Agent and Co-Arranger, and Citigroup Global Markets Inc., Lehman Brothers Inc., and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arrangers and Joint Bookrunners, dated as of May 13, 2011 (incorporated by reference to Exhibit 10.17 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed June 16, 2011)

10.16	Third Amendment to the Credit Agreement among Allison Transmission Holdings, Inc., Allison Transmission, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties thereto as Lenders, Citicorp North America, Inc., as Administrative Agent and Collateral Agent and the other agents and arrangers party thereto, dated as of March 9, 2012 (incorporated by reference to Exhibit 10.19 to Amendment No. 8 to the Registrant’s Registration Statement on Form S-1 filed March 12, 2012)

10.17*	Incentive Plan of Allison Transmission Holdings, Inc. (incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed on July 31, 2012)

10.18*	Deferred Compensation Plan of Allison Transmission Inc. (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed on July 31, 2012)

10.19	Amendment No. 4 to the Credit Agreement, dated as of August 23, 2012, among Allison Transmission Holdings, Inc., Allison Transmission, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties thereto as Lenders, Citicorp North America, Inc., as Administrative Agent and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 23, 2012)

10.20	Amendment No. 5 to the Credit Agreement, dated as of October 4, 2012, among Allison Transmission Holdings, Inc., Allison Transmission, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties thereto as Lenders, Citicorp North America, Inc., as Administrative Agent and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 4, 2012)

10.21*	Non-Employee Director Deferred Compensation Plan of Allison Transmission Holdings, Inc. (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 28, 2013)

10.22*	Form Amendment to Stock Option Agreement under Equity Incentive Plan of Allison Transmission Holdings, Inc. (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 28, 2013)

10.23	Amendment No. 6 to the Credit Agreement, dated as of February 6, 2013, among Allison Transmission Holdings, Inc., Allison Transmission, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties thereto as Lenders, Citicorp North America, Inc., as Administrative Agent and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 6, 2013)

10.24	Amendment No. 7 to the Credit Agreement, dated as of February 6, 2013 among Allison Transmission Holdings, Inc., Allison Transmission, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties thereto as Lenders, Citicorp North America, Inc., as Administrative Agent and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed February 6, 2013)

10.25*

Form Amendment to Stock Option Agreement under the Allison Transmission Holdings, Inc. 2011 Equity Incentive Award Plan and Equity Incentive Plan of Allison Transmission Holdings, Inc.

(incorporated by reference to Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed on July 30, 2013)

10.26	First Amendment to the Stockholders Agreement dated as of May 8, 2013 (incorporated by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed on July 30, 2013)

10.27*	Form of 2011 Equity Incentive Award Plan Stock Option Agreement (incorporated by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed on October 29, 2013)

10.28	Amendment No. 8 to the Credit Agreement, dated as of August 26, 2013, among Allison Transmission Holdings, Inc., Allison Transmission, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties thereto as Lenders, Citicorp North America, Inc., as Administrative Agent and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 26, 2013)

10.29	Amendment No. 9 to the Credit Agreement, dated as of December 31, 2013, among Allison Transmission Holdings, Inc., Allison Transmission, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties thereto as Lenders, Citicorp North America, Inc., as Administrative Agent and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 31, 2013)

10.30*	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 filed on February 24, 2014)

10.31	Consent Agreement to the Credit Agreement, dated as of March 12, 2014, among Allison Transmission Holdings, Inc., Allison Transmission, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties thereto as Lenders, Citicorp North America, Inc., as Administrative Agent, and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 14, 2014)

10.32	Amendment No. 10 to the Credit Agreement, dated as of April 14, 2014, among Allison Transmission Holdings, Inc., Allison Transmission, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties thereto as Lenders, Citicorp North America, Inc., as Administrative Agent and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 15, 2014)

10.33*	Employment Agreement, between Allison Transmission, Inc. and Lawrence E. Dewey, dated as of April 15, 2014 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed April 15, 2014)

10.34*	Employment Agreement, between Allison Transmission, Inc. and David S. Graziosi, dated as of April 15, 2014 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed April 15, 2014)

10.35*	Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.39 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed July 25, 2014)

10.36*	Form of 2011 Equity Incentive Award Plan Restricted Stock Unit Agreement for Non-Employee Directors for 2014 Compensation (incorporated by reference to Exhibit 10.40 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed July 25, 2014)

14.1	Code of Business Conduct, adopted by the Board of Directors on October 30, 2014 (filed herewith)

21.1	List of Subsidiaries of Allison Transmission Holdings, Inc. (filed herewith)

23.1	Consent of PricewaterhouseCoopers LLP (filed herewith)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Allison Transmission Holdings, Inc.
(Registrant)

Date: February 20, 2015	By:	/s/ Lawrence E. Dewey
Lawrence E. Dewey Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	CAPACITY	DATE

/s/ Lawrence E. Dewey	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 20, 2015
Lawrence E. Dewey

/s/ David S. Graziosi	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 20, 2015
David S. Graziosi

/s/ Brian A. Bernasek	Director	February 20, 2015
Brian A. Bernasek

/s/ David Denison	Director	February 20, 2015
David Denison

/s/ David Everitt	Director	February 20, 2015
David Everitt

/s/ Gregory S. Ledford	Director	February 20, 2015
Gregory S. Ledford

/s/ Kosty Gilis	Director	February 20, 2015
Kosty Gilis

/s/ Thomas W. Rabaut	Director	February 20, 2015
Thomas W. Rabaut

/s/ Francis Raborn	Director	February 20, 2015
Francis Raborn

/s/ Richard V. Reynolds	Director	February 20, 2015
Richard V. Reynolds