Form 10-Q
period 2015-03-31
Allison Transmission Holdings Inc
filed 2015-04-28
CIK 1411207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 14, 2015, there were 179,668,380 shares of Common Stock outstanding.

INDEX

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Allison Transmission Holdings, Inc.

Condensed Consolidated Balance Sheets

(unaudited, dollars in millions, except per share data)

	March 31, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$265.1	$263.0
Accounts receivable — net of allowance for doubtful accounts of $0.4 and $0.3, respectively	231.3	207.4
Inventories	160.9	143.5
Deferred income taxes, net	113.0	119.7
Other current assets	25.0	24.4

Total Current Assets	795.3	758.0
Property, plant and equipment, net	495.6	514.6
Intangible assets, net	1,487.7	1,512.0
Goodwill	1,941.0	1,941.0
Deferred income taxes, net	1.3	1.3
Other non-current assets	68.6	77.3

TOTAL ASSETS	$4,789.5	$4,804.2

LIABILITIES
Current Liabilities
Accounts payable	$157.1	$151.7
Product warranty liability	23.7	24.0
Current portion of long-term debt	17.9	17.9
Deferred revenue	20.8	20.6
Other current liabilities	114.7	131.7

Total Current Liabilities	334.2	345.9
Product warranty liability	53.4	59.6
Deferred revenue	51.4	48.7
Long-term debt	2,450.9	2,502.6
Deferred income taxes	256.3	238.2
Other non-current liabilities	224.3	211.4

TOTAL LIABILITIES	3,370.5	3,406.4
Commitments and contingencies (see NOTE O)

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 1,880,000,000 shares authorized, 179,990,818 shares issued and outstanding and 179,488,247 shares issued and outstanding, respectively	1.8	1.8
Non-voting common stock, $0.01 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Paid in capital	1,681.5	1,651.0
Accumulated deficit	(212.9)	(215.5)
Accumulated other comprehensive loss, net of tax	(51.4)	(39.5)

TOTAL STOCKHOLDERS’ EQUITY	1,419.0	1,397.8

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$4,789.5	$4,804.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited, dollars in millions, except per share data)

	Three months ended March 31,
	2015	2014
Net sales	$503.6	$493.6
Cost of sales	264.4	271.1

Gross profit	239.2	222.5
Selling, general and administrative expenses	73.4	83.2
Engineering — research and development	22.2	24.5
Loss associated with impairment of long-lived assets	1.3	—

Operating income	142.3	114.8
Interest income	0.2	0.2
Interest expense	(37.1)	(35.3)
Other income (expense), net	2.8	(0.4)

Income before income taxes	108.2	79.3
Income tax expense	(39.8)	(27.2)

Net income	$68.4	$52.1

Basic earnings per share attributable to common stockholders	$0.38	$0.29

Diluted earnings per share attributable to common stockholders	$0.38	$0.28

Dividends declared per common share	$0.15	$0.12

Comprehensive income, net of tax	$56.5	$54.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited, dollars in millions)

	Three months ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$68.4	$52.1
Add (deduct) items included in net income not using (providing) cash:
Deferred income taxes	34.4	27.5
Amortization of intangible assets	24.3	24.7
Depreciation of property, plant and equipment	21.4	23.3
Unrealized loss (gain) on derivatives	8.0	(4.2)
Excess tax benefit from stock-based compensation	(7.8)	(5.0)
Stock-based compensation	2.1	3.3
Amortization of deferred financing costs	1.9	2.0
Loss associated with impairment of long-lived assets	1.3	—
Other	(2.1)	0.0
Changes in assets and liabilities:
Accounts receivable	(26.8)	(52.0)
Inventories	(20.1)	(14.9)
Accounts payable	5.7	22.9
Other assets and liabilities	(30.6)	18.9

Net cash provided by operating activities	80.1	98.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of long-lived assets	(1.3)	(11.1)
Investments in technology-related initiatives	—	(3.8)
Collateral for interest rate derivatives	—	(0.3)
Proceeds from disposal of assets	0.1	0.1

Net cash used for investing activities	(1.2)	(15.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(51.7)	(2.8)
Repurchase of common stock	(35.4)	(100.0)
Dividend payments	(27.0)	(21.7)
Proceeds from exercise of stock options	21.2	14.5
Excess tax benefit from stock-based compensation	7.8	5.0
Taxes paid related to net share settlement of equity awards	(0.5)	—
Debt financing fees	—	(0.7)

Net cash used for financing activities	(85.6)	(105.7)
Effect of exchange rate changes on cash	8.8	(2.6)

Net increase (decrease) in cash and cash equivalents	2.1	(24.8)
Cash and cash equivalents at beginning of period	263.0	184.7

Cash and cash equivalents at end of period	$265.1	$159.9

Supplemental disclosures:
Interest paid	$18.5	$29.4
Income taxes paid	$2.5	$2.1

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(UNAUDITED)

NOTE A. OVERVIEW

Overview

Allison Transmission Holdings, Inc. and its subsidiaries (“Allison,” the “Company” or “we”) design and manufacture commercial and defense fully-automatic transmissions. The business was founded in 1915 and has been headquartered in Indianapolis, Indiana since inception. Allison was an operating unit of General Motors Corporation from 1929 until 2007, when Allison once again became a stand-alone company. In March 2012, Allison began trading on the New York Stock Exchange under the symbol, “ALSN”.

We have approximately 2,700 employees and 13 different transmission product lines. Although approximately 80% of revenues were generated in North America in 2014, we have a global presence by serving customers in Europe, Asia, South America and Africa. We serve customers through an independent network of approximately 1,400 independent distributor and dealer locations worldwide.

NOTE B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements as of and for the three months ended March 31, 2015 and 2014 have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the condensed consolidated financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. The information herein reflects all normal recurring material adjustments, which are, in the opinion of management, necessary for the fair statements of the results for the periods presented. The condensed consolidated financial statements herein consist of all wholly-owned domestic and foreign subsidiaries with all significant intercompany transactions eliminated.

These condensed consolidated financial statements present the financial position, results of comprehensive income and cash flows of the Company. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission (“SEC”) on February 20, 2015. Certain immaterial reclassifications have been made in the condensed consolidated financial statements of prior periods to conform to the current period presentation. These reclassifications have no impact on previously reported net income, total stockholders’ equity or cash flows. The interim period financial results for the three month period presented are not necessarily indicative of results to be expected for any other interim period or for the entire year.

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

Recently Issued Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued authoritative accounting guidance to simplify the presentation of the debt issuance costs. The guidance requires that the debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected. The guidance is effective for public entities for interim and annual reporting periods beginning after December 15, 2015, but can be early-adopted. Management is assessing the potential impact of the adoption of this guidance on the Company’s consolidated financial statements.

In August 2014, the FASB issued authoritative accounting guidance on the disclosure of uncertainties about an entity’s ability to continue as a going concern. The guidance requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that financial statements are available to be issued when applicable) and to provide related footnote disclosures. The guidance is effective prospectively for interim and annual reporting periods beginning after December 15, 2016, but can be early-adopted. While the adoption of this guidance is not expected to have an effect on the Company’s consolidated financial statements, it could affect the disclosure applied under these circumstances in the future.

In May 2014, the FASB issued authoritative accounting guidance on a company’s accounting for revenue from contracts with customers. The guidance applies to all companies that enter into contracts with customers to transfer goods, service or nonfinancial assets. The guidance requires these companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires improved disclosures regarding the nature, timing, amount and uncertainty of revenue that is recognized. The FASB originally proposed the guidance was effective prospectively for interim and annual reporting periods beginning after December 15, 2016. On April 1, 2015, the FASB decided to propose a one-year deferral of the effective date. Under the proposal, the guidance would be effective for public entities for interim and annual reporting periods beginning after December 15, 2017. The proposal also would permit both public and nonpublic entities to adopt the guidance as early as the original public entity effective date. Early adoption prior to that date would not be permitted. Management is assessing the potential impact of the adoption of this guidance on the Company’s consolidated financial statements.

NOTE C. INVENTORIES

Inventories consisted of the following components (dollars in millions):

	March 31, 2015	December 31, 2014
Purchased parts and raw materials	$84.0	$72.3
Work in progress	6.0	6.1
Service parts	47.6	46.5
Finished goods	23.3	18.6

Total inventories	$160.9	$143.5

Inventory components shipped to third parties, primarily cores, parts to re-manufacturers, and parts to contract manufacturers, which the Company has an obligation to buy back, are included in purchased parts and raw materials, with an offsetting liability in Other current liabilities. See NOTE K, “Other Current Liabilities” for more information.

NOTE D. GOODWILL AND OTHER INTANGIBLE ASSETS

As of March 31, 2015 and December 31, 2014, the carrying amount of the Company’s Goodwill was $1,941.0 million. The following presents a summary of other intangible assets (dollars in millions):

	March 31, 2015			December 31, 2014
	Intangible assets, gross	Accumulated amortization	Intangible assets, net	Intangible assets, gross	Accumulated amortization	Intangible assets, net
Other intangible assets:
Trade name	$870.0	$—	$870.0	$870.0	$—	$870.0
Customer relationships — defense	62.3	(28.7)	33.6	62.3	(27.9)	34.4
Customer relationships — commercial	831.8	(439.5)	392.3	831.8	(426.9)	404.9
Proprietary technology	476.3	(291.5)	184.8	476.3	(282.0)	194.3
Non-compete agreement	17.3	(13.3)	4.0	17.3	(12.8)	4.5
Patented technology — defense	28.2	(25.4)	2.8	28.2	(24.5)	3.7
Tooling rights	4.5	(4.3)	0.2	4.5	(4.3)	0.2
Patented technology — commercial	260.6	(260.6)	—	260.6	(260.6)	—

Total	$2,551.0	$(1,063.3)	$1,487.7	$2,551.0	$(1,039.0)	$1,512.0

As of March 31, 2015 and December 31, 2014, the net carrying value of our Goodwill and other intangibles was $3,428.7 million and $3,453.0 million, respectively.

Amortization expense related to other intangible assets for the next five years and thereafter is expected to be (dollars in millions):

	2016	2017	2018	2019	2020	Thereafter
Amortization expense	$92.4	$89.7	$87.2	$85.7	$49.3	$140.6

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

Level 3 — Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At each balance sheet date, the Company performs an analysis of all instruments subject to authoritative accounting guidance and includes, in Level 3, all of those whose fair value is based on significant unobservable inputs. As of March 31, 2015 and December 31, 2014, the Company did not have any Level 3 financial assets or liabilities.

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

The following table summarizes the fair value of the Company’s financial assets and (liabilities) as of March 31, 2015 and December 31, 2014 (dollars in millions):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		TOTAL
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Cash equivalents	$101.0	$55.0	$—	$—	$101.0	$55.0
Available-for-sale securities	4.8	8.6	—	—	4.8	8.6
Rabbi trust assets	4.5	2.9	—	—	4.5	2.9
Deferred compensation obligation	(4.5)	(2.9)	—	—	(4.5)	(2.9)
Derivative assets	—	—	—	0.0	—	0.0
Derivative liabilities	—	—	(23.7)	(15.4)	(23.7)	(15.4)

Total	$105.8	$63.6	$(23.7)	$(15.4)	$82.1	$48.2

NOTE F. DEBT

Long-term debt and maturities are as follows (dollars in millions):

	March 31, 2015	December 31, 2014
Long-term debt:
Senior Secured Credit Facility Term B-2 Loan, variable, due 2017	$236.2	$283.6
Senior Secured Credit Facility Term B-3 Loan, variable, due 2019	1,761.3	1,765.6
Senior Notes, fixed 7.125%, due 2019	471.3	471.3

Total long-term debt	$2,468.8	$2,520.5
Less: current maturities of long-term debt	17.9	17.9

Total long-term debt less current portion	$2,450.9	$2,502.6

As of March 31, 2015, the Company had $236.2 million of indebtedness associated with Allison Transmission, Inc.’s (“ATI”), the Company’s wholly-owned subsidiary, Senior Secured Credit Facility Term B-2 Loan due 2017 (“Term B-2 Loan”) and $1,761.3 million of indebtedness associated with ATI’s Senior Secured Credit Facility Term B-3 Loan due 2019 (“Term B-3 Loan” and together with the Term B-2 Loan and revolving credit facility defined as the “Senior Secured Credit Facility”). The Company also had indebtedness of $471.3 million of ATI’s 7.125% senior cash pay notes due May 2019 (“7.125% Senior Notes”).

The fair value of the Company’s long-term debt obligations as of March 31, 2015 was $2,488.0 million. The fair value is based on quoted Level 2 market prices of the Company’s debt as of March 31, 2015. It is not expected that the Company would be able to repurchase a significant amount of its debt at these levels. The difference between the fair value and carrying value of the long-term debt is driven primarily by trends in the financial markets.

Senior Secured Credit Facility

The Senior Secured Credit Facility is collateralized by a lien on substantially all assets of the Company including all of ATI’s capital stock and all of the capital stock or other equity interest held by the Company, ATI and each of the Company’s existing and future U.S. subsidiary guarantors (subject to certain limitations for equity interests of foreign subsidiaries and other exceptions set forth in the terms of the Senior Secured Credit Facility). Interest on the Term B-2 Loan, as of March 31, 2015, is at the Company’s option, either (a) 2.75% over the LIBOR or (b) 1.75% over the greater of the prime lending rate provided by the British Banking Association or the federal funds effective rate published by the Federal Reserve Bank of New York plus 0.50%. Interest on the Term B-3 Loan, as of March 31, 2015, is equal to the LIBOR (which may not be less than 1.00%) plus 2.50% based on the Company’s total leverage ratio. As of March 31, 2015, these rates were approximately 2.93% and 3.50% on the Term B-2 Loan and Term B-3 Loan, respectively, and the weighted average rate on the Senior Secured Credit Facility was approximately 3.43%. The Senior Secured Credit Facility requires minimum quarterly principal payments on the Term B-2 Loan and Term B-3 Loan as well as prepayments from certain net cash proceeds of non-ordinary course asset sales and casualty and condemnation events and from a percentage of excess cash flow, if applicable. Due to voluntary prepayments, the Company has fulfilled all Term B-2 Loan required quarterly payments through its maturity date of 2017. During the first quarter of 2015, the Company made principal payments of $47.4 million on the Term B-2 loan, resulting in a loss of $0.2 million associated with the write off of related deferred debt issuance costs. The minimum required quarterly principal payment on the Term B-3 Loan is $4.4 million and remains through its maturity date of 2019. As of March 31, 2015, there had been no payments required for certain net cash proceeds of non-ordinary course asset sales and casualty and condemnation events. The remaining principal balance on each loan is due upon maturity.

The Senior Secured Credit Facility also provides for $465.0 million, net of an allowance for up to $75.0 million in outstanding letters of credit commitments. As of March 31, 2015, the Company had $455.1 million available under the revolving credit facility, net of $9.9 million in letters of credit. Revolving credit borrowings bear interest at a variable base rate plus an applicable margin based on the Company’s total leverage ratio. As of March 31, 2015, this rate would have been approximately 1.63%. In addition, there is an annual commitment fee, based on the Company’s total leverage ratio, which as of March 31, 2015, was equal to 0.25% of the average unused revolving credit borrowings available under the Senior Secured Credit Facility. Revolving credit borrowings are payable at the option of the Company throughout the term of the Senior Secured Credit Facility with the balance due in January 2019.

The revolving portion of the Senior Secured Credit Facility requires the Company to maintain a specified maximum total senior secured leverage ratio of 5.50x when revolving loan commitments remain outstanding at the end of a fiscal quarter. In March 2014, however, the revolving lenders holding a majority of the revolving loan commitments permanently waived and agreed that no event of default would result from any non-compliance so long as there were no revolving loans outstanding as of the last day of any fiscal quarter. As of March 31, 2015, the Company had no revolving loans outstanding; however, the Company would have been in compliance with the maximum total senior secured leverage ratio, achieving a 2.27x ratio. Additionally within the terms of the Senior Secured Credit Facility, a senior secured leverage ratio at or below 3.50x results in the elimination of excess cash flow payments on the Senior Secured Credit Facility for the applicable year. The Senior Secured Credit Facility also provides certain financial incentives based on our total leverage ratio. A total leverage ratio at or below 4.00x results in a 25 basis point reduction to the applicable margin on the revolving credit facility, and a total leverage ratio at or below 3.50x results in a 12.5 basis point reduction to the revolving credit facility commitment fee and an additional 25 basis point reduction to the applicable margin on the revolving credit facility. A total leverage ratio at or below 3.25x results in a 25 basis point reduction to the applicable margin on our Term B-3 Loan. These reductions would remain in effect as long as the Company achieves a total leverage ratio at or below the related threshold. As of March 31, 2015, the total leverage ratio was 2.89x.

In addition, the Senior Secured Credit Facility, among other things, includes customary restrictions (subject to certain exceptions) on the Company’s ability to incur certain indebtedness, grant certain liens, make certain investments, declare or pay certain dividends, or repurchase shares of the Company’s common stock. As of March 31, 2015, the Company is in compliance with all covenants under the Senior Secured Credit Facility.

On March 18, 2015, ATI commenced a cash tender offer to purchase its outstanding 7.125% Senior Notes (the “Offer”). In connection with the Offer, ATI solicited consents to enter into a supplemental indenture to eliminate substantially all of the restrictive covenants, certain events of default and related provisions contained in the indenture dated as of May 6, 2011 (the “Indenture”) governing the notes. On March 31, 2015, ATI received valid consents from holders with an aggregate principal amount of $420.9 million of the 7.125% Senior Notes. Accordingly, ATI entered into a first supplemental indenture to the Indenture contingent on the execution of an amendment with the term loan lenders under its Senior Secured Credit Facility.

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

Interest Rate

The Company is subject to interest rate risk related to the Senior Secured Credit Facility and enters into interest rate swap contracts that are based on the LIBOR to manage a portion of this exposure. The Company has not elected hedge accounting treatment for these derivatives, and as a result, fair value adjustments are charged directly to Interest expense in the Condensed Consolidated Statements of Comprehensive Income. A summary of the Company’s interest rate derivatives as of March 31, 2015 and December 31, 2014 follows (dollars in millions):

	March 31, 2015		December 31, 2014
	Notional Amount	Fair Value	Notional Amount	Fair Value
3.44% Interest Rate Swap L, Aug 2016 – Aug 2019*	$75.0	$(3.1)	$75.0	$(2.3)
3.43% Interest Rate Swap M, Aug 2016 – Aug 2019*	100.0	(4.1)	100.0	(3.0)
3.37% Interest Rate Swap N, Aug 2016 – Aug 2019*	75.0	(2.9)	75.0	(2.1)
3.19% Interest Rate Swap O, Aug 2016 – Aug 2019*	75.0	(2.6)	75.0	(1.7)
3.08% Interest Rate Swap P, Aug 2016 – Aug 2019*	75.0	(2.3)	75.0	(1.5)
2.99% Interest Rate Swap Q, Aug 2016 – Aug 2019*	50.0	(1.4)	50.0	(0.9)
2.98% Interest Rate Swap R, Aug 2016 – Aug 2019*	50.0	(1.4)	50.0	(0.9)
2.73% Interest Rate Swap S, Aug 2016 – Aug 2019*	50.0	(1.0)	50.0	(0.5)
2.74% Interest Rate Swap T, Aug 2016 – Aug 2019*	75.0	(1.5)	75.0	(0.8)
2.66% Interest Rate Swap U, Aug 2016 – Aug 2019*	50.0	(0.9)	50.0	(0.4)
2.60% Interest Rate Swap V, Aug 2016 – Aug 2019*	50.0	(0.8)	50.0	(0.3)
2.40% Interest Rate Swap W, Aug 2016 – Aug 2019*	25.0	(0.2)	25.0	0.0
2.25% Interest Rate Swap X, Aug 2016 – Aug 2019*	50.0	(0.5)	—	—

* includes LIBOR floor of 1.00%	$800.0	$(22.7)	$750.0	$(14.4)

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

The following table summarizes the outstanding foreign currency forward contracts as of March 31, 2015 and December 31, 2014 (amounts in millions):

	March 31, 2015		December 31, 2014
	Notional Amount	Fair Value	Notional Amount	Fair Value
Japanese Yen (JPY)	¥150.0	$(0.2)	¥300.0	$(0.3)

		$(0.2)		$(0.3)

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

The following table summarizes the outstanding commodity swaps as of March 31, 2015 and December 31, 2014 (dollars in millions):

	March 31, 2015			December 31, 2014
	Notional Amount	Quantity	Fair Value	Notional Amount	Quantity	Fair Value
Aluminum	$12.3	6,400 metric tons	$(0.8)	$11.3	6,200 metric tons	$(0.7)
Natural Gas	N/A	N/A	—	$0.2	60,000 MMBtu	0.0

			$(0.8)			$(0.7)

The following tabular disclosures further describe the Company’s derivative instruments and their impact on the financial condition of the Company (dollars in millions):

	March 31, 2015		December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Foreign currency contracts	Other current liabilities	$(0.2)	Other current liabilities	$(0.3)
Commodity contracts	Other current and non-current liabilities	(0.8)	Other current and non-current liabilities	(0.7)
Interest rate contracts	Other non- current liabilities	(22.7)	Other non- current liabilities	(14.4)

Total derivatives not designated as hedging instruments		$(23.7)		$(15.4)

The fair values of the derivatives are recorded between Other current and non-current assets and Other current and non-current liabilities as appropriate in the Condensed Consolidated Balance Sheets. As of March 31, 2015, the amounts recorded to Other current and non-current liabilities for commodity contracts were ($0.7) million and ($0.1) million, respectively.

As of December 31, 2014, the amounts recorded to Other current and non-current liabilities for commodity contracts were ($0.6) million and ($0.1) million, respectively.

The impact on the Company’s Condensed Consolidated Statements of Comprehensive Income related to foreign currency and commodity contracts can be found in NOTE J, and the following tabular disclosure describes the location and impact on the Company’s results of operations related to unrealized (loss) gain on interest rate derivatives (dollars in millions):

	Three months ended March 31,
	2015	2014
Location of impact on results of operations
Interest Expense	$(8.3)	$3.9

NOTE H. PRODUCT WARRANTY LIABILITIES

Product warranty liability activities consist of the following (dollars in millions):

	Three months ended March 31,
	2015	2014
Beginning balance	$83.6	$90.5
Payments	(8.4)	(8.4)
Increase in liability (warranty issued during period)	5.9	6.3
Net adjustments to liability	(4.1)	1.9
Accretion (for Predecessor liabilities)	0.1	0.1

Ending balance	$77.1	$90.4

As of March 31, 2015, the current and non-current product warranty liabilities were $23.7 million and $53.4 million, respectively. As of March 31, 2014, the current and non-current product warranty liabilities were $32.3 million and $58.1, respectively.

NOTE I. DEFERRED REVENUE

As of March 31, 2015, the current and non-current deferred revenue for Extended Transmission Coverage (“ETC”) were $20.8 million and $51.4 million, respectively. As of March 31, 2014, the current and non-current deferred revenue for ETC were $20.1 million and $43.7 million, respectively.

Deferred revenue for ETC activity (dollars in millions):

	Three months ended March 31,
	2015	2014
Beginning balance	$69.0	$63.6
Increases	8.2	5.5
Revenue earned	(5.0)	(5.3)

Ending balance	$72.2	$63.8

Deferred revenue recorded in current liabilities related to unearned net sales for defense contracts as of March 31, 2015 and 2014 was approximately $0.0 million and $18.6 million, respectively.

NOTE J. OTHER INCOME (EXPENSE), NET

Other income (expense), net consists of the following (dollars in millions):

	Three months ended March 31,
	2015	2014
Gain on intercompany foreign exchange	$2.2	$—
Gain (loss) on foreign exchange	1.1	(0.5)
Realized loss on derivative contracts (see NOTE G)	(0.3)	(0.6)
Unrealized gain on derivative contracts (see NOTE G)	0.3	0.2
Loss on repayments and repurchases of long-term debt	(0.2)	—
Public offering fees and expenses	—	(0.3)
Grant program income	—	0.6
Other	(0.3)	0.2

Total	$2.8	$(0.4)

For the three months ended March 31, 2015, the Company recorded a gain of $2.2 million resulting from intercompany financing transactions related to investments in plant assets for the Company’s India facility.

NOTE K. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (dollars in millions):

	As of March 31, 2015	As of December 31, 2014
Sales allowances	$23.6	$25.5
Payroll and related costs	23.0	50.9
Defense price reduction reserve	16.2	16.2
Accrued interest payable	13.5	5.2
Vendor buyback obligation	11.4	13.2
Taxes payable	10.4	8.5
Stock repurchase obligation	3.5	—
Derivative liabilities	0.4	0.8
Other accruals	12.7	11.4

Total	$114.7	$131.7

NOTE L. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost consist of the following (dollars in millions):

	Pension Plans		Post-retirement Benefits
	Three months ended March 31,		Three months ended March 31,
	2015	2014	2015	2014
Net periodic benefit cost:
Service cost	$3.6	$3.3	$0.6	$0.5
Interest cost	1.3	1.3	1.4	1.5
Expected return on assets	(2.1)	(1.9)	—	—
Prior service cost	0.0	0.0	(0.9)	(0.9)
Loss (gain)	0.0	—	—	(0.2)

Net periodic benefit cost	$2.8	$2.7	$1.1	$0.9

NOTE M. INCOME TAXES

For the three months ended March 31, 2015 and 2014, the Company recorded total tax expense of $39.8 million and $27.2 million, respectively. The effective tax rate for the three months ended March 31, 2015 and 2014 was 36.8 % and 34.3%, respectively. The change in the effective rate is principally driven by discrete activity recorded in the first quarter of 2014 resulting in a favorable tax benefit.

The need to establish a valuation allowance against the deferred tax assets is assessed periodically based on a more-likely-than-not realization threshold, in accordance with authoritative accounting guidance. Appropriate consideration is given to all positive and negative evidence related to that realization. This assessment considers, among other matters, the nature, frequency and severity of recent losses, forecasts of future profitability, the duration of statutory carry forward periods, experience with tax attributes expiring unused, and tax planning alternatives. The weight given to these considerations depends upon the degree to which they can be objectively verified.

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

In accordance with the FASB’s authoritative guidance on accounting for uncertainty in income taxes, the Company has recorded a liability for unrecognized tax benefits related to a 2010 Research & Development Credit as of March 31, 2015 and December 31, 2014. The accounting guidance prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For the year ended December 31, 2014, the return will remain subject to examination by the various taxing authorities for the duration of the applicable statute of limitations (generally three years from the later of the date of filing or the due date of the return).

NOTE N. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables reconcile changes in Accumulated other comprehensive loss (“AOCL”) by component (net of tax, dollars in millions):

	Three months ended
	Available-for- sale securities	Defined benefit pension items	Foreign currency items	Total
AOCL as of December 31, 2013	$1.1	$(7.9)	$(14.2)	$(21.0)

Other comprehensive income before reclassifications	0.2	—	2.7	2.9
Amounts reclassified from AOCL	—	(1.1)	—	(1.1)
Income tax	(0.1)	0.4	—	0.3

Net current period other comprehensive income	$0.1	$(0.7)	$2.7	$2.1

AOCL as of March 31, 2014	$1.2	$(8.6)	$(11.5)	$(18.9)

AOCL as of December 31, 2014	$(0.9)	$(17.0)	$(21.6)	$(39.5)

Other comprehensive loss before reclassifications	(3.8)	—	(8.9)	(12.7)
Amounts reclassified from AOCL	—	(0.9)	—	(0.9)
Income tax	1.4	0.3	—	1.7

Net current period other comprehensive loss	$(2.4)	$(0.6)	$(8.9)	$(11.9)

AOCL as of March 31, 2015	$(3.3)	$(17.6)	$(30.5)	$(51.4)

	Amounts reclassified from AOCL		Affected line item in the Condensed Consolidated Statements of Comprehensive Income
AOCL Components	Three months ended March 31, 2015	Three months ended March 31, 2014
Amortization of defined benefit pension items:
Prior service cost	$0.8	$0.8	Cost of sales
	0.1	0.1	Selling, general and administrative
	0.0	0.0	Engineering – research and development
Actuarial loss	—	0.2	Cost of sales
	—	0.0	Selling, general and administrative
	—	0.0	Engineering – research and development

Total reclassifications, before tax	$0.9	1.1	Income before income taxes
Income tax	(0.3)	(0.4)	Tax expense

Total reclassifications	$0.6	$0.7	Net of tax

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

NOTE P. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

As of March 31, 2015, Lawrence E. Dewey, our Chairman, President and Chief Executive Officer, and David S. Graziosi, our Executive Vice President, Chief Financial Officer and Treasurer, held approximately $100,000 and $450,000, respectively, in aggregate principal amount of the 7.125% Senior Notes.

NOTE Q. EARNINGS PER SHARE

The Company presents both basic and diluted earnings per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted EPS is calculated by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during the reporting period that are calculated using the treasury stock method for stock-based awards. The treasury stock method assumes that the Company uses the proceeds from the exercise of awards to repurchase common stock at the average market price during the period. The assumed proceeds under the treasury stock method include the purchase price that the grantee will pay in the future, compensation cost for future service that the Company has not yet recognized and any tax benefits that would be credited to additional paid-in-capital when the award generates a tax deduction. If there would be a shortfall resulting in a charge to additional paid-in-capital, such an amount would be a reduction of the proceeds to the extent of the gains. The diluted weighted-average common shares outstanding exclude the anti-dilutive effect of certain stock options since such options had an exercise price in excess of the monthly average market value of our common stock. For the three months ended March 31, 2015, 0.2 million of outstanding stock options were not included in the diluted EPS computation because they were anti-dilutive.

The following table reconciles the numerators and denominators used to calculate basic EPS and diluted EPS (in millions, except per share data):

	Three months ended March 31,
	2015	2014
Net income	$68.4	$52.1

Weighted average shares of common stock outstanding	180.0	182.2
Dilutive effect stock-based awards	2.4	3.7

Diluted weighted average shares of common stock outstanding	182.4	185.9

Basic earnings per share attributable to common stockholders	$0.38	$0.29

Diluted earnings per share attributable to common stockholders	$0.38	$0.28

NOTE R. COMMON STOCK

The Company’s current stock repurchase program was announced on October 30, 2014. The Board authorized management to repurchase up to $500.0 million of its common stock on the open market or through privately negotiated transactions through December 31, 2016. The timing and amount of stock purchases are subject to market conditions and corporate needs. This stock repurchase program may be extended, modified, suspended or discontinued at any time at the Company’s discretion. During the three months ended March 31, 2015, the Company repurchased approximately $38.9 million of its common stock under the repurchase program. As a result of timing between the repurchase transactions and the settlement of the repurchases, $35.4 million was settled in cash during the first quarter of 2015. The remaining $3.5 million was recorded to Other current liabilities in the Condensed Consolidated Balance Sheets for March 31, 2015 and settled the following month.

NOTE S. SUBSEQUENT EVENTS

On April 7, 2015, ATI entered into an amendment with the term loan lenders under its Senior Secured Credit Facility to add up to an additional $470.0 million of Term B-3 Loan commitments and incur term loans in an aggregate principal amount of $470.0 million. The amendment also, among other things, (i) permits prepayment, repurchase or redemption of Allison’s 7.125% Senior Notes with the proceeds of the financing and (ii) resets the period for which a prepayment premium of 1.00% will apply in the event of a repricing transaction to the six-month anniversary of the closing date of the financing. With the exception of the items noted above, the terms (including maturity and pricing) of the financing are materially the same as the terms of the existing Term B-3 Loan outstanding. Immediately following the financing, ATI purchased the tendered 7.125% Senior Notes using the proceeds from the financing in a cash payment equal to $1,042 per $1,000 aggregate principal amount of the 7.125% Senior Notes plus accrued and unpaid interests. Upon the payment, the supplemental indenture to the Indenture discussed above in NOTE F became operative.

On April 15, 2015, ATI announced that the remaining proceeds from the financing and cash on hand will be used to fund the redemption of the remaining 7.125% Senior Notes with an outstanding principal of $50.4 million, at a redemption price equal to 103.563% of the principal amount plus any accrued and unpaid interest on May 15, 2015. Please see NOTE F for more information.

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

Overview

Allison Transmission Holdings, Inc. and its subsidiaries (“Allison,” the “Company” or “we”) design and manufacture commercial and defense fully-automatic transmissions. The business was founded in 1915 and has been headquartered in Indianapolis, Indiana since inception. Allison was an operating unit of General Motors Corporation from 1929 until 2007, when Allison once again became a stand-alone company. In March 2012, Allison began trading on the New York Stock Exchange under the symbol, “ALSN”.

We have approximately 2,700 employees and 13 different transmission product lines. Although approximately 80% of revenues were generated in North America in 2014, we have a global presence by serving customers in Europe, Asia, South America and Africa. We serve customers through an independent network of approximately 1,400 independent distributor and dealer locations worldwide.

Trends Impacting Our Business

Our net sales are driven by commercial vehicle production, which tends to be highly correlated to macroeconomic conditions. Given the increased level of uncertainty and the lack of near-term visibility and confidence in the global Off-Highway end markets and Service Parts, Support Equipment & Other end markets, we expect our full year net sales to decrease year-over-year. We also expect second quarter net sales to be lower than the same period in 2014. The anticipated year-over-year decrease in second quarter net sales is expected to occur due to higher demand in the global On-Highway end markets more than offset by lower demand in all other end markets.

First Quarter Net Sales by End Market (in millions)

End Market	Q1 2015 Net Sales	Q1 2014 Net Sales	% Variance
North America On-Highway	$268	$233	15%
North America Hybrid Propulsion Systems for Transit Bus	18	24	(25%)
North America Off-Highway	22	12	83%
Defense	25	34	(26%)
Outside North America On-Highway	57	64	(11%)
Outside North America Off-Highway	16	21	(24%)
Service Parts, Support Equipment and Other	98	106	(8%)

Total Net Sales	$504	$494	2%

North America On-Highway end market net sales were up 15% for the first quarter 2015 compared to the first quarter 2014, principally driven by higher demand for Rugged Duty Series models.

North America Hybrid-Propulsion Systems for Transit Bus end market net sales were down 25% for the first quarter 2015 compared to the first quarter 2014, principally driven by lower demand due to engine emissions improvements and non-hybrid alternatives that generally require a fully-automatic transmission (e.g. xNG).

North America Off-Highway end market net sales were up 83% for the first quarter 2015 compared to the first quarter of 2014, principally driven by higher demand from hydraulic fracturing applications.

Defense end market net sales were down 26% for the first quarter 2015 compared to the first quarter 2014, principally driven by reductions in U.S. defense spending to longer term averages experienced during periods without active conflicts.

Outside North America On-Highway end market net sales were down 11% for the first quarter 2015 compared to the first quarter 2014, principally driven by lower demand in China.

Outside North America Off-Highway end market net sales were down 24% for the first quarter 2015 compared to the first quarter 2014, principally driven by lower demand in the mining sector.

Service parts, support equipment and other end market net sales were down 8% for the first quarter 2015 compared to the first quarter 2014, principally driven by lower demand for North America service parts.

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

Cost of sales

Our primary components of cost of sales are purchased parts, the overhead expense related to our manufacturing operations and direct labor associated with the manufacture and assembly of transmissions and parts. For the three months ended March 31, 2015, direct material costs were approximately 69%, overhead costs were approximately 24%, and direct labor costs were approximately 7% of total cost of sales. We are subject to changes in our cost of sales caused by movements in underlying commodity prices. We seek to hedge against this risk by using commodity swap contracts and long-term supply agreements (“LTSAs”). See Part I, “Item 3 Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk” included below.

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

	For the three months ended March 31,
(unaudited, in millions)	2015	2014
Net income	$68.4	$52.1
plus:
Interest expense, net	36.9	35.1
Cash interest expense	(18.5)	(29.4)
Income tax expense	39.8	27.2
Cash income taxes	(2.5)	(2.1)
Amortization of intangible assets	24.3	24.7
Loss associated with impairment of long-lived assets (a)	1.3	—
Public offering expenses (b)	—	0.3

Adjusted net income	$149.7	$107.9
Cash interest expense	18.5	29.4
Cash income taxes	2.5	2.1
Depreciation of property, plant and equipment	21.4	23.3
Unrealized gain on foreign exchange (c)	(2.3)	(0.3)
Dual power inverter module units extended coverage (d)	(1.8)	—
Unrealized (gain) loss on hedge contracts (e)	(0.2)	0.1
Loss on repayments and repurchases of long-term debt (f)	0.2	—
Other (g)	2.1	3.3

Adjusted EBITDA	$190.1	$165.8
Adjusted EBITDA excluding technology-related license expenses (h)	$190.1	$169.1

Net sales	$503.6	$493.6
Adjusted EBITDA margin	37.7%	33.6%
Adjusted EBITDA margin excluding technology-related licenses expenses (h)	37.7%	34.3%
Net cash provided by operating activities	$80.1	$98.6
(Deductions) or additions to reconcile to Adjusted free cash flow:
Additions of long-lived assets	(1.3)	(11.1)
Excess tax benefit from stock-based compensation (i)	7.8	5.0
Technology-related license expenses (h)	—	3.3

Adjusted free cash flow	$86.6	$95.8

(a)	Represents a charge associated with the impairment of long-lived assets related to the production of the H3000 and H4000 hybrid-propulsion systems.
(b)	Represents fees and expenses (recorded in Other income (expense), net) related to our secondary offering in February 2014.
(c)	Represents unrealized gains (recorded in Other income (expense), net) on the mark-to-market of our foreign currency hedge contracts and on intercompany financing transactions related to investments in plant assets for our India facility.
(d)	Represents an adjustment (recorded in Selling, general and administrative expenses) associated with the Dual Power Inverter Module (“DPIM”) extended coverage program liability. The DPIM liability will continue to be reviewed for any changes in estimates as additional claims data and field information become available.
(e)	Represents unrealized (gains) losses (recorded in Other income (expense), net) on the mark-to-market of our commodity hedge contracts.
(f)	Represents losses (recorded in Other income (expense), net) realized on the repayments and repurchases of Allison Transmission, Inc.’s, (“ATI”), our wholly owned subsidiary, long-term debt.
(g)	Represents employee stock compensation expense (recorded in Cost of sales, Selling, general and administrative expenses, and Engineering – research and development).
(h)	Represents payments (recorded in Engineering – research and development) for licenses to expand our position in transmission technologies.
(i)	Represents the amount of tax benefit (recorded in Income tax expense) related to stock-based compensation adjusted from cash flows from operating activities to cash flows from financing activities.

Results of Operations

Comparison of three months ended March 31, 2015 and 2014

The following table sets forth certain financial information for the three months ended March 31, 2015 and 2014. The following table and discussion should be read in conjunction with the information contained in our condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Three months ended March 31,
(unaudited, dollars in millions)	2015	% of net sales	2014	% of net sales
Net sales	$503.6	—	$493.6	—
Gross profit	239.2	47%	222.5	45%
Operating expenses:
Selling, general and administrative expenses	73.4	15	83.2	17
Engineering — research and development	22.2	4	24.5	5
Loss associated with impairment of long-lived assets	1.3	0	—	—
Total operating expenses	96.9	19	107.7	22

Operating income	142.3	28%	114.8	23
Other expense, net:
Interest expense, net	(36.9)	(7)	(35.1)	(7)
Other income (expense), net	2.8	1	(0.4)	(0)

Total other expense, net	(34.1)	(6)	(35.5)	(7)

Income before income taxes	108.2	22	79.3	16
Income tax expense	(39.8)	(8)	(27.2)	(6)

Net income	$68.4	14%	$52.1	10%

Net sales

Net sales for the quarter ended March 31, 2015 were $503.6 million compared to $493.6 million for the quarter ended March 31, 2014, an increase of 2%. The increase was principally driven by a $35.0 million, or 15%, increase in net sales of North America on-highway commercial products driven by higher North American demand from Rugged Duty Series models, and a $10.0 million, or 83%, increase in net sales of North America off-highway products driven by higher demand from hydraulic fracturing applications, partially offset by a $9.0 million, or 26%, decrease in net sales of defense products due to lower U.S. defense spending, a $8.0 million, or 8%, decrease in net sales of parts and other products driven by lower demand for North America service parts, a $7.0 million, or 11%, decrease in net sales of Outside North America on-highway commercial products driven by lower demand in China, a $6.0 million, or 25%, decrease in net sales of North America hybrid-propulsion systems for transit buses driven by lower demand due to engine emissions improvements and a $5.0 million, or 24%, decrease in net sales of Outside North America off-highway products driven by lower demand in China mining partially offset by higher demand in Europe mining. See “Trends Impacting Our Business” above for additional information on net sales by end markets.

Gross profit

Gross profit for the quarter ended March 31, 2015 was $239.2 million compared to $222.5 million for the quarter ended March 31, 2014, an increase of 8%. The increase was principally driven by $8.0 million of price increases on certain products, $7.0 million related to increased net sales, $1.0 million of favorable manufacturing performance and $1.0 million of favorable material costs.

Selling, general and administrative expense

Selling, general and administrative expenses for the quarter ended March 31, 2015 were $73.4 million compared to $83.2 million for the quarter ended March 31, 2014, a decrease of 12%. The decrease was principally driven by $2.8 million of lower 2015 product warranty expense, $1.9 million of higher 2014 product warranty expense, a $1.8 million favorable DPIM adjustment, $0.4 million of lower intangible asset amortization and decreased global commercial spending activities.

Engineering — research and development

Engineering expenses for the quarter ended March 31, 2015 were $22.2 million compared to $24.5 million for the quarter ended March 31, 2014, a decrease of 9%. The decrease was principally driven by $3.3 million of 2014 technology-related license expense to expand our position in transmission technologies, partially offset by product initiatives spending.

Loss associated with impairment of long-lived assets

For the three months ended March 31, 2015, we recorded an approximately $1.3 million impairment loss associated with the production of the H3000 and H4000 hybrid-propulsion systems. The loss included $1.0 million of accrued expenses and a $0.3 million impairment of long-lived assets.

Interest expense, net

Interest expense, net for the quarter ended March 31, 2015 was $36.9 million compared to $35.1 million for the quarter ended March 31, 2014, an increase of 5%. The increase was principally driven by $12.2 million of unfavorable mark-to-market adjustments for our interest rate derivatives, partially offset by $8.1 million of lower interest expense as a result of the maturity of $950.0 million of interest rate derivatives, $1.7 million of lower interest expense as a result of debt repayments, $0.4 million of lower interest expense as a result of lower interest rates on ATI’s Senior Secured Credit Facility (defined as the Term B-2 Loan due 2017 (“Term B-2 Loan”) and Term B-3 Loan due 2019 (“Term B-3 Loan” ) and revolving credit facility) and $0.2 million of lower amortization of deferred financing charges.

Other income (expense), net

Other income (expense), net for the quarter ended March 31, 2015 was $2.8 million compared to ($0.4) million for the quarter ended March 31, 2014. The increase in income was principally driven by $2.2 million of foreign exchange gains on intercompany financing, $1.6 million of favorable foreign exchange, $0.3 million of lower realized losses on derivative contracts, $0.3 million of 2014 public offering fees and expenses, and $0.1 million of higher unrealized gains on derivative contracts, partially offset by $0.6 million of lower grant program income, $0.2 million of higher expenses related to debt repayments and $0.5 million of higher miscellaneous expenses.

Income tax expense

Income tax expense for the first quarter of 2015 was $39.8 million resulting in an effective tax rate of 36.8% versus an effective tax rate of 34.3% in the first quarter of 2014. The change in the effective rate is principally driven by discrete activity recorded in the first quarter of 2014 resulting in a favorable tax benefit.

Liquidity and Capital Resources

We generate cash primarily from our operating activities to fund our operating, investing and financing activities. Our principal uses of cash are operating expenses, capital expenditures, debt service, stock repurchases, dividends on common stock and working capital needs. We had total available cash and cash equivalents of $265.1 million and $263.0 million as of March 31, 2015 and December 31, 2014, respectively. Of the available cash and cash equivalents, approximately $164.1 million and $208.0 million were deposited in operating accounts while approximately $101.0 million and $55.0 million were invested in U.S. government backed securities as of March 31, 2015 and December 31, 2014, respectively.

As of March 31, 2015, the total of cash and cash equivalents held by foreign subsidiaries was $36.7 million, the majority of which was located in China, Europe and India. The geographic location of our cash aligns with our business growth strategy. We manage our worldwide cash requirements considering available funds among the subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. As a result, we do not anticipate any local liquidity restrictions to preclude us from funding our targeted expectations or operating needs with local resources.

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

Our liquidity requirements are significant, primarily due to our debt service requirements. As of March 31, 2015, the Company had $236.2 million of indebtedness associated with ATI’s Senior Secured Credit Facility Term B-2 Loan and $1,761.3 million of indebtedness associated with ATI’s Senior Secured Credit Facility Term B-3 Loan. The Company also had indebtedness of $471.3 million of ATI’s 7.125% senior cash pay notes due May 2019 (“7.125% Senior Notes”).

Our ability to make payments on and to refinance our indebtedness, and to fund planned capital expenditures will depend on our ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control. We made principal payments of $51.7 million and $2.8 million on the Senior Secured Credit Facility for the three months ended March 31, 2015 and 2014, respectively.

The Senior Secured Credit Facility also provides for $465.0 million, net of an allowance for up to $75.0 million in outstanding letters of credit commitments. As of March 31, 2015, we had $455.1 million available under the revolving credit facility, net of $9.9 million in letters of credit. Additionally within the terms of the Senior Secured Credit Facility, a senior secured leverage ratio at or below 3.50x results in the elimination of excess cash flow payments on the Senior Secured Credit Facility for the applicable year. The Senior Secured Credit Facility provides certain financial incentives based on our total leverage ratio. A total leverage ratio at or below 4.00x results in a 25 basis point reduction to the applicable margin on our revolving credit facility, and a total leverage ratio at or below 3.50x results in a 12.5 basis point reduction to the revolving credit facility commitment fee and an additional 25 basis point reduction to the applicable margin on our revolving credit facility. A total leverage ratio at or below 3.25x results in a 25 basis point reduction to the applicable margin on our Term B-3 Loan. These reductions would remain in effect as long as we achieve a total leverage ratio at or below the related threshold. As of March 31, 2015, the total leverage ratio was 2.89x.

In addition to the maximum total senior secured leverage ratio for the revolving portion of the Senior Secured Credit Facility, the Senior Secured Credit Facility and the indenture governing the 7.125% Senior Notes include, among other things, customary restrictions (subject to certain exceptions) on our ability to incur certain indebtedness or liens, make certain investments, declare or pay certain dividends, or repurchase shares of our common stock. As of March 31, 2015, we are in compliance with all covenants under the Senior Secured Credit Facility.

Prior to May 15, 2015, we may redeem some or all of our 7.125% Senior Notes by paying the applicable “make-whole” premium. At any time on or after May 15, 2015, we may redeem some or all of the 7.125% Senior Notes at specified redemption prices in the governing indenture as follows:

Year	Percentage
2015	103.563%
2016	101.781%
2017 and thereafter	100.000%

On March 18, 2015, ATI commenced a cash tender offer to purchase its outstanding 7.125% Senior Notes (the “Offer”). In connection with the Offer, ATI solicited consents to enter into a supplemental indenture to eliminate substantially all of the restrictive covenants, certain events of default and related provisions contained in the indenture dated as of May 6, 2011 (the “Indenture”) governing the notes. On March 31, 2015, ATI received valid consents from holders with an aggregate principal amount of $420.9 million of the 7.125% Senior Notes. Accordingly, ATI entered into a first supplemental indenture to the Indenture contingent on the execution of an amendment with the term loan lenders under its Senior Secured Credit Facility.

On April 7, 2015, ATI entered into an amendment with the term loan lenders under its Senior Secured Credit Facility to add up to an additional $470.0 million of Term B-3 Loan commitments and incur term loans in an aggregate principal amount of $470.0 million. The amendment also, among other things, (i) permits prepayment, repurchase or redemption of Allison’s 7.125% Senior Notes with the proceeds of the financing and (ii) resets the period for which a prepayment premium of 1.00% will apply in the event of a repricing transaction to the six-month anniversary of the closing date of the financing. With the exception of the items noted above, the terms (including maturity and pricing) of the financing are materially the same as the terms of the existing Term B-3 Loan outstanding under the Senior Secured Credit Facility. Immediately following the financing, ATI purchased the tendered the 7.125% Senior Notes using the proceeds from the financing in a cash payment equal to $1,042 per $1,000 aggregate principal amount of the 7.125% Senior Notes plus accrued and unpaid interests.

On April 15, 2015, ATI announced that the remaining proceeds from the financing and cash on hand will be used to fund the redemption of the remaining 7.125% Senior Notes, with an outstanding principal of $50.4 million, at a redemption price equal to 103.563% of the principal amount plus any accrued and unpaid interest on May 15, 2015.

Our credit ratings are reviewed regularly by major debt ratings agencies such as Standard and Poor’s, Moody’s Investors Service and Fitch Ratings. In March 2015, Standard and Poor’s raised the corporate rating to ‘BB’ from ‘BB-’, and the rating of the 7.125% Senior Notes to ‘BB-’ from ‘B+’. Also in March 2015, Moody’s raised the corporate rating to ‘Ba2’ from ‘Ba3’ and affirmed the ‘B2’ rating of the 7.125% Senior Notes.

On October 30, 2014, our Board of Directors authorized us to purchase up to $500.0 million of our common stock under a stock repurchase program. For the three months ended March 31, 2015, we repurchased approximately $38.9 million of our common stock under the repurchase program. As a result of timing between the repurchase transactions and the settlement of the repurchases, $35.4 million was settled in cash during the first quarter of 2015. The remaining $3.5 million was recorded to Other current liabilities in the Condensed Consolidated Balance Sheets for March 31, 2015 and settled the following month.

The following table shows our sources and uses of funds for the three months ended March 31, 2015 and 2014 (in millions):

	Three months ended March 31,
Statement of Cash Flows Data	2015	2014
Cash flows from operating activities	$80.1	$98.6
Cash flows used for investing activities	(1.2)	(15.1)
Cash flows used for financing activities	(85.6)	(105.7)

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

Cash provided by operating activities

Operating activities for the three months ended March 31, 2015 generated $80.1 million of cash compared to $98.6 million for the three months ended March 31, 2014. The decrease was principally driven by higher inventories, lower accounts payable and lower other liabilities, net, partially offset by price increases on certain products, increased net sales, decreased selling, general and administrative expenses, lower accounts receivable and lower cash interest expense.

Cash used for investing activities

Investing activities for the three months ended March 31, 2015 used $1.2 million of cash compared to $15.1 million for the three months ended March 31, 2014. The decrease was principally driven by a decrease of $9.8 million in capital expenditures and $3.8 million of lower 2015 investments in technology-related initiatives. The decrease in capital expenditures was principally driven by lower product initiatives spending and decreased productivity and replacement program spending due to timing.

Cash used for financing activities

Financing activities for the three months ended March 31, 2015 used $85.6 million of cash compared to providing $105.7 million of cash for the three months ended March 31, 2014. The decrease was principally driven by $64.6 million of lower stock repurchases and $6.5 million of increased proceeds from the exercise of stock options, partially offset by $48.9 million of increased repayments on long-term debt and $5.3 million of increased dividend payments.

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

Critical Accounting Policies and Significant Accounting Estimates

Our principal accounting policies are described in the “Basis of Presentation and Principles of Consolidation” section in the notes to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission on February 20, 2015. The preparation of the condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the applicable reporting period. Differences between actual and estimate are recorded in the period identified. Management believes the accounting estimates discussed above represent those accounting estimates requiring the exercise of judgment where a different set of judgments could result in the greatest changes to our reported results.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

Refer to NOTE B, “Summary of Significant Accounting Policies” in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Certain Relationships and Related Party Transactions

As of March 31, 2015, Lawrence E. Dewey, our Chairman, President and Chief Executive Officer, and David S. Graziosi, our Executive Vice President, Chief Financial Officer and Treasurer, held approximately $100,000 and $450,000, respectively, in aggregate principal amount of the 7.125% Senior Notes.

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

Important factors that could cause actual results to differ materially from our expectations are disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission on February 20, 2015. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements as well as other cautionary statements that are made from time to time in our public communications. You should evaluate all forward-looking statements made in this Quarterly Report on Form 10-Q in the context of these risks and uncertainties.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk consists of changes in interest rates, foreign currency rate fluctuations and movements in commodity prices.

Interest Rate Risk

We are subject to interest rate market risk in connection with a portion of our long-term debt. Our principal interest rate exposure relates to outstanding amounts under our Senior Secured Credit Facility. As of March 31, 2015, our Senior Secured Credit Facility provides for variable rate borrowings of up to $2,452.6 million including $455.1 million under our revolving credit facility, net of $9.9 million of letters of credit. A one-eighth percent change in assumed interest rates for the Senior Secured Credit Facility, if fully drawn, as of March 31, 2015 would have an impact of approximately $0.9 million on interest expense with the 1.00% LIBOR floor in effect on our Term B-3 Loan. Should LIBOR exceed 1.00%, a one-eighth percent change in assumed interest rates for the Senior Secured Credit Facility, if fully drawn, as of March 31, 2015 would have an impact of approximately $3.1 million on interest expense. As of March 31, 2015, we had no outstanding borrowings against the revolving credit facility.

From time to time, we enter into interest rate swap agreements to hedge our variable interest rate debt. Below is a list of our interest rate swaps as of March 31, 2015:

	Counterparty	Effective Date	Notional Amount (in millions)	LIBOR Fixed Rate
Interest Rate Swap L	Barclays	Aug 2016-Aug 2019	$75.0	3.44	%*
Interest Rate Swap M	JP Morgan	Aug 2016-Aug 2019	$100.0	3.43	%*
Interest Rate Swap N	Bank of America	Aug 2016-Aug 2019	$75.0	3.37	%*
Interest Rate Swap O	Deutsche Bank	Aug 2016-Aug 2019	$75.0	3.19	%*
Interest Rate Swap P	Barclays	Aug 2016-Aug 2019	$75.0	3.08	%*
Interest Rate Swap Q	Barclays	Aug 2016-Aug 2019	$50.0	2.99	%*
Interest Rate Swap R	Deutsche Bank	Aug 2016-Aug 2019	$50.0	2.98	%*
Interest Rate Swap S	Deutsche Bank	Aug 2016-Aug 2019	$50.0	2.73	%*
Interest Rate Swap T	Bank of America	Aug 2016-Aug 2019	$75.0	2.74	%*
Interest Rate Swap U	Fifth Third Bank	Aug 2016-Aug 2019	$50.0	2.66	%*
Interest Rate Swap V	Fifth Third Bank	Aug 2016-Aug 2019	$50.0	2.60	%*
Interest Rate Swap W	Fifth Third Bank	Aug 2016-Aug 2019	$25.0	2.40	%*
Interest Rate Swap X	Huntington Bank	Aug 2016-Aug 2019	$50.0	2.25	%*

*	includes LIBOR floor of 1.00%

We are exposed to increased interest expense if a counterparty defaults. Refer to NOTE F and NOTE G of the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Exchange Rate Risk

While our net sales and costs are denominated primarily in U.S. Dollars, net sales, costs, assets and liabilities are generated in other currencies including Japanese Yen, Euro, Indian Rupee, Brazilian Real, Chinese Yuan Renminbi, Canadian Dollar and Hungarian Forint. The expansion of our business outside North America may further increase the risk that cash flows resulting from these activities may be adversely affected by changes in currency exchange rates. As of March 31, 2015, we hold hedging contracts in the Japanese Yen, which are intended to hedge either known or forecasted cash flow payments denominated in the currency. We do not hold financial instruments for trading or speculative purposes.

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

Commodity Price Risk

We are subject to changes in our cost of sales caused by movements in underlying commodity prices. Approximately two-thirds of our cost of sales consists of purchased components with significant raw material content. A substantial portion of the purchased parts are made of aluminum and steel. The cost of aluminum parts include an adjustment factor on future purchases for fluctuations in aluminum prices based on accepted industry indices. In addition, a substantial amount of steel-based contracts also include an index-based component. As our costs change, we are able to pass through a portion of the changes in commodity prices to certain of our customers according to our LTSAs. We historically have not entered into long-term purchase contracts related to the purchase of aluminum and steel. We currently hold financial forward contracts that are intended to hedge forecasted aluminum purchases. Based on our forecasted demand for 2015 and 2016, as of March 31, 2015, the hedge contracts cover approximately 34% and 18% of our aluminum requirements, respectively. We do not hold financial instruments for trading or speculative purposes.

Assuming current levels of commodity purchases, a 10% increase or decrease in the price of aluminum and steel would correspondingly change our earnings by approximately $1 million and $4 million per year, respectively. This includes the partial offset of our hedging contracts described above.

Many of our LTSAs have incorporated a cost-sharing arrangement related to potential future commodity price fluctuations. Our hedging policy is that we only hedge for our exposure and do not hedge any portion of the customers’ exposure. For purposes of the sensitivity analysis above, the impact of these cost sharing arrangements has not been included.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from our risk factors as previously reported in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission on February 20, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information related to our repurchases of our common stock on a monthly basis in the three month ended March 31, 2015:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans(2)
January 2015	36,533	$31.36	21,750	$499,317,986
February 2015	387,050	31.94	387,050	486,956,843
March 2015	817,538	3 1.65	817,538	461,082,746

Total	1,241,121	31.73	1,226,338

(1)	Shares purchased includes 14,783 shares withheld to cover taxes due upon the vesting of restricted stock in January 2015.
(2)	These values reflect repurchases made under the stock repurchase program approved by our Board of Directors on October 30, 2014 authorizing $500 million of repurchases through December 31, 2016.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Description

4.4	First Supplemental Indenture, dated as of March 31, 2015, between Allison Transmission, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed April 7, 2015)

10.37*	Second Amended and Restated Non-Employee Directors Compensation Policy (filed herewith)

10.38*	Amended and Restated Non-Employee Directors Deferred Compensation Plan of Allison Transmission Holdings, Inc. (filed herewith)

10.39	Amendment No. 11 to the Credit Agreement, dated as of April 7, 2015, among Allison Transmission Holdings, Inc., Allison Transmission, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties thereto as Lenders, Citicorp North America, Inc., as Administrative Agent and the other agents and arrangers parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 7, 2015)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLISON TRANSMISSION HOLDINGS, INC.

Date: April 28 , 2015	By:	/s/ Lawrence E. Dewey
		Name:	Lawrence E. Dewey
		Title:	Chairman, President and Chief Executive Officer

Date: April 28, 2015	By:	/s/ David S. Graziosi
		Name:	David S. Graziosi
		Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Accounting Officer)