Form 10-Q
period 2015-06-30
Allison Transmission Holdings Inc
filed 2015-07-28
CIK 1411207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 14, 2015, there were 176,422,605 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Allison Transmission Holdings, Inc.

Condensed Consolidated Balance Sheets

(unaudited, dollars in millions, except share data)

	June 30, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$216.8	$263.0
Accounts receivable — net of allowance for doubtful accounts of $0.6 and $0.3, respectively	228.1	207.4
Inventories	155.3	143.5
Deferred income taxes, net	97.8	119.7
Other current assets	27.5	24.4

Total Current Assets	725.5	758.0
Property, plant and equipment, net	485.4	514.6
Intangible assets, net	1,463.4	1,512.0
Goodwill	1,941.0	1,941.0
Deferred income taxes, net	1.3	1.3
Other non-current assets	66.4	77.3

TOTAL ASSETS	$4,683.0	$4,804.2

LIABILITIES
Current Liabilities
Accounts payable	$142.4	$151.7
Product warranty liability	21.0	24.0
Current portion of long-term debt	22.6	17.9
Deferred revenue	21.9	20.6
Other current liabilities	113.9	131.7

Total Current Liabilities	321.8	345.9
Product warranty liability	52.7	59.6
Deferred revenue	52.8	48.7
Long-term debt	2,392.0	2,502.6
Deferred income taxes	273.0	238.2
Other non-current liabilities	225.1	211.4

TOTAL LIABILITIES	3,317.4	3,406.4
Commitments and contingencies (see NOTE O)

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 1,880,000,000 shares authorized, 177,091,171 shares issued and outstanding and 179,488,247 shares issued and outstanding, respectively	1.8	1.8
Non-voting common stock, $0.01 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Paid in capital	1,685.0	1,651.0
Accumulated deficit	(270.7)	(215.5)
Accumulated other comprehensive loss, net of tax	(50.5)	(39.5)

TOTAL STOCKHOLDERS’ EQUITY	1,365.6	1,397.8

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$4,683.0	$4,804.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited, dollars in millions, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net sales	$511.0	$536.1	$1,014.6	$1,029.7
Cost of sales	274.7	297.6	539.1	568.7

Gross profit	236.3	238.5	475.5	461.0
Selling, general and administrative expenses	75.6	85.1	149.0	168.3
Engineering — research and development	23.2	21.2	45.4	45.7
Loss associated with impairment of long-lived assets	—	—	1.3	—

Operating income	137.5	132.2	279.8	247.0
Interest income	0.2	0.2	0.4	0.4
Interest expense	(23.3)	(36.8)	(60.4)	(72.1)
Premiums and expenses on tender offer and redemption of long-term debt	(25.1)	—	(25.1)	—
Other (expense) income, net	(2.2)	(0.9)	0.6	(1.3)

Income before income taxes	87.1	94.7	195.3	174.0
Income tax expense	(32.7)	(37.5)	(72.5)	(64.7)

Net income	$54.4	$57.2	$122.8	$109.3

Basic earnings per share attributable to common stockholders	$0.30	$0.32	$0.68	$0.61

Diluted earnings per share attributable to common stockholders	$0.30	$0.31	$0.68	$0.59

Dividends declared per common share	$0.15	$0.12	$0.30	$0.24

Comprehensive income, net of tax	$55.3	$57.0	$111.8	$111.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited, dollars in millions)

	Six months ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$122.8	$109.3
Add (deduct) items included in net income not using (providing) cash:
Deferred income taxes	67.3	61.7
Amortization of intangible assets	48.6	49.4
Depreciation of property, plant and equipment	43.4	47.4
Premiums and expenses on tender offer and redemption of long-term debt	25.1	—
Excess tax benefit from stock-based compensation	(8.0)	(7.8)
Unrealized loss (gain) on derivatives	6.8	(8.0)
Stock-based compensation	4.7	7.3
Amortization of deferred financing costs	3.8	4.3
Loss associated with impairment of long-lived assets	1.3	—
Other	(0.3)	0.2
Changes in assets and liabilities:
Accounts receivable	(23.2)	(52.0)
Inventories	(14.2)	(8.8)
Accounts payable	(9.1)	24.0
Other assets and liabilities	(35.3)	15.0

Net cash provided by operating activities	233.7	242.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of long-lived assets	(14.9)	(22.7)
Investments in technology-related initiatives	—	(3.8)
Collateral for interest rate derivatives	—	1.7
Proceeds from disposal of assets	0.2	0.1

Net cash used for investing activities	(14.7)	(24.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases and redemption of long-term debt	(491.0)	—
Issuance of long-term debt	470.0	—
Repurchases of common stock	(114.7)	(249.8)
Payments on long-term debt	(104.6)	(8.9)
Dividend payments	(53.9)	(43.4)
Proceeds from exercise of stock options	21.8	22.4
Excess tax benefit from stock-based compensation	8.0	7.8
Debt financing fees	(7.5)	(1.0)
Taxes paid related to net share settlement of equity awards	(0.5)	(0.2)

Net cash used for financing activities	(272.4)	(273.1)
Effect of exchange rate changes on cash	7.2	(2.2)

Net decrease in cash and cash equivalents	(46.2)	(58.0)
Cash and cash equivalents at beginning of period	263.0	184.7

Cash and cash equivalents at end of period	$216.8	$126.7

Supplemental disclosures:
Interest paid	$53.6	$68.6
Income taxes paid	$3.9	$3.1

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

NOTE B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements as of and for the three and six months ended June 30, 2015 and 2014 have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the condensed consolidated financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. The information herein reflects all normal recurring material adjustments, which are, in the opinion of management, necessary for the fair statements of the results for the periods presented. The condensed consolidated financial statements herein consist of all wholly-owned domestic and foreign subsidiaries with all significant intercompany transactions eliminated.

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

In May 2014, the FASB issued authoritative accounting guidance on a company’s accounting for revenue from contracts with customers. The guidance applies to all companies that enter into contracts with customers to transfer goods, services or nonfinancial assets. The guidance requires these companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires improved disclosures regarding the nature, timing, amount and uncertainty of revenue that is recognized. As originally proposed, the guidance was effective prospectively for interim and annual reporting periods beginning after December 15, 2016. On April 1, 2015, the FASB proposed a one-year deferral of the effective date. Under the proposal, the guidance would be effective on a retrospective or modified retrospective basis for public entities for interim and annual reporting periods beginning after December 15, 2017. The proposal also would permit both public and nonpublic entities to adopt the guidance as early as December 15, 2016. Early adoption prior to that date would not be permitted. In July 2015, the FASB proposed deferral was approved. Management is assessing the potential impact of the adoption of this guidance on the Company’s consolidated financial statements.

NOTE C. INVENTORIES

Inventories consisted of the following components (dollars in millions):

	June 30, 2015	December 31, 2014
Purchased parts and raw materials	$74.0	$72.3
Work in progress	6.0	6.1
Service parts	48.0	46.5
Finished goods	27.3	18.6

Total inventories	$155.3	$143.5

Inventory components shipped to third parties, primarily cores, parts to re-manufacturers, and parts to contract manufacturers, which the Company has an obligation to buy back, are included in purchased parts and raw materials, with an offsetting liability in Other current liabilities. See NOTE K, “Other Current Liabilities” for more information.

NOTE D. GOODWILL AND OTHER INTANGIBLE ASSETS

As of June 30, 2015 and December 31, 2014, the carrying amount of the Company’s Goodwill was $1,941.0 million. The following presents a summary of other intangible assets (dollars in millions):

	June 30, 2015			December 31, 2014
	Intangible assets, gross	Accumulated amortization	Intangible assets, net	Intangible assets, gross	Accumulated amortization	Intangible assets, net
Other intangible assets:
Trade name	$870.0	$—	$870.0	$870.0	$—	$870.0
Customer relationships — defense	62.3	(29.6)	32.7	62.3	(27.9)	34.4
Customer relationships — commercial	831.8	(452.1)	379.7	831.8	(426.9)	404.9
Proprietary technology	476.3	(301.0)	175.3	476.3	(282.0)	194.3
Non-compete agreement	17.3	(13.7)	3.6	17.3	(12.8)	4.5
Patented technology — defense	28.2	(26.2)	2.0	28.2	(24.5)	3.7
Tooling rights	4.5	(4.4)	0.1	4.5	(4.3)	0.2
Patented technology — commercial	260.6	(260.6)	—	260.6	(260.6)	—

Total	$2,551.0	$(1,087.6)	$1,463.4	$2,551.0	$(1,039.0)	$1,512.0

As of June 30, 2015 and December 31, 2014, the net carrying value of our Goodwill and other intangibles was $3,404.4 million and $3,453.0 million, respectively.

Amortization expense related to other intangible assets for the next five years and thereafter is expected to be (dollars in millions):

	2016	2017	2018	2019	2020	Thereafter
Amortization expense	$92.4	$89.7	$87.2	$85.7	$49.9	$140.6

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

Level 3 — Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At each balance sheet date, the Company performs an analysis of all instruments subject to authoritative accounting guidance and includes, in Level 3, all of those whose fair value is based on significant unobservable inputs. As of June 30, 2015 and December 31, 2014, the Company did not have any Level 3 financial assets or liabilities.

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

The following table summarizes the fair value of the Company’s financial assets and (liabilities) as of June 30, 2015 and December 31, 2014 (dollars in millions):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		TOTAL
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Cash equivalents	$101.0	$55.0	$—	$—	$101.0	$55.0
Available-for-sale securities	3.9	8.6	—	—	3.9	8.6
Rabbi trust assets	4.6	2.9	—	—	4.6	2.9
Deferred compensation obligation	(4.6)	(2.9)	—	—	(4.6)	(2.9)
Derivative assets	—	—	0.0	0.0	0.0	0.0
Derivative liabilities	—	—	(22.6)	(15.4)	(22.6)	(15.4)

Total	$104.9	$63.6	$(22.6)	$(15.4)	$82.3	$48.2

NOTE F. DEBT

Long-term debt and maturities are as follows (dollars in millions):

	June 30, 2015	December 31, 2014
Long-term debt:
Senior Secured Credit Facility Term B-2 Loan, variable, due 2017	$189.0	$283.6
Senior Secured Credit Facility Term B-3 Loan, variable, due 2019	2,225.6	1,765.6
Senior Notes, fixed 7.125%, due 2019	—	471.3

Total long-term debt	$2,414.6	$2,520.5
Less: current maturities of long-term debt	22.6	17.9

Total long-term debt less current portion	$2,392.0	$2,502.6

As of June 30, 2015, the Company had $189.0 million of indebtedness associated with Allison Transmission, Inc.’s (“ATI”), the Company’s wholly-owned subsidiary, Senior Secured Credit Facility Term B-2 Loan due 2017 (“Term B-2 Loan”) and $2,225.6 million of indebtedness associated with ATI’s Senior Secured Credit Facility Term B-3 Loan due 2019 (“Term B-3 Loan”) (together the Term B-2 Loan, Term B-3 Loan and revolving credit facility defined as the “Senior Secured Credit Facility”).

The fair value of the Company’s long-term debt obligations as of June 30, 2015 was $2,417.6 million. The fair value is based on quoted Level 2 market prices of the Company’s debt as of June 30, 2015. It is not expected that the Company would be able to repurchase a significant amount of its debt at these levels. The difference between the fair value and carrying value of the long-term debt is driven primarily by trends in the financial markets.

On March 18, 2015, ATI commenced a cash tender offer to purchase its outstanding 7.125% senior cash pay notes due May 2019 (“7.125% Senior Notes”). In connection with the cash tender offer, ATI solicited consents to enter into a supplemental indenture to eliminate substantially all of the restrictive covenants, certain events of default and related provisions contained in the indenture dated as of May 6, 2011 (the “Indenture”) governing the 7.125% Senior Notes. On March 31, 2015, ATI received valid consents from holders with an aggregate principal amount of $420.9 million of the 7.125% Senior Notes. Accordingly, ATI entered into a first supplemental indenture to the Indenture contingent on the execution of an amendment with the term loan lenders under its Senior Secured Credit Facility.

On April 7, 2015, ATI entered into an amendment with the term loan lenders under its Senior Secured Credit Facility to add up to an additional $470.0 million of Term B-3 Loan commitments and incur term loans in an aggregate principal amount of $470.0 million. The amendment also, among other things, (i) permits prepayment, repurchase or redemption of Allison’s 7.125% Senior Notes with the proceeds of the financing and (ii) resets the period for which a prepayment premium of 1.00% will apply in the event of a repricing transaction to the six-month anniversary of the closing date of the financing. With the exception of the items noted above, the terms (including maturity and pricing) of the financing are materially the same as the terms of the existing Term B-3 Loan outstanding. As a result of the newly structured Senior Secured Credit Facility, ATI recorded approximately $7.5 million as deferred financing fees in the Condensed Consolidated Balance Sheets. Immediately following the financing, ATI purchased $420.9 million of the tendered 7.125% Senior Notes using the proceeds from the financing in a cash payment equal to $1,042 per $1,000 aggregate principal amount of the 7.125% Senior Notes plus accrued and unpaid interest. Upon the payment, the supplemental indenture to the Indenture became operative. The purchase resulted in a loss (the premium between the purchase price of the notes and the face value of such notes) of $22.7 million including deferred financing fees written off.

In May 2015, ATI redeemed the remaining $50.4 million of its outstanding 7.125% Senior Notes, at the redemption price equal to 103.563% of the principal amount plus any accrued and unpaid interest, using the remaining proceeds from the financing and cash on hand, resulting in a loss (the premium between the purchase price of the notes and the face value of such notes) of $2.4 million including deferred financing fees written off.

The Senior Secured Credit Facility is collateralized by a lien on substantially all assets of the Company including all of ATI’s capital stock and all of the capital stock or other equity interest held by the Company, ATI and each of the Company’s existing and future U.S. subsidiary guarantors (subject to certain limitations for equity interests of foreign subsidiaries and other exceptions set forth in the terms of the Senior Secured Credit Facility). Interest on the Term B-2 Loan, as of June 30, 2015, is at the Company’s option, either (a) 2.75% over the LIBOR or (b) 1.75% over the greater of the prime lending rate provided by the British Banking Association or the federal funds effective rate published by the Federal Reserve Bank of New York plus 0.50%. Interest on the Term B-3 Loan, as of June 30, 2015, is equal to the LIBOR (which may not be less than 1.00%) plus 2.50% based on the Company’s total leverage ratio. As of June 30, 2015, these rates were approximately 2.94% and 3.50% on the Term B-2 Loan and Term B-3 Loan, respectively, and the weighted average rate on the Senior Secured Credit Facility was approximately 3.46%. The Senior Secured Credit Facility requires minimum quarterly principal payments on the Term B-2 Loan and Term B-3 Loan as well as prepayments from certain net cash proceeds of non-ordinary course asset sales and casualty and condemnation events and from a percentage of excess cash flow, if applicable. Due to voluntary prepayments, the Company has fulfilled all Term B-2 Loan required quarterly payments through its maturity date of 2017. For the three months and six months ended June 30, 2015, the Company made principal payments of $47.2 million and $94.6 million on the Term B-2 loan, respectively, resulting in a total loss of $0.2 million associated with the write off of related deferred debt issuance costs. The minimum required quarterly principal payment on the Term B-3 Loan is $5.6 million and remains through its maturity date of 2019. As of June 30, 2015, there had been no payments required for certain net cash proceeds of non-ordinary course asset sales and casualty and condemnation events. The remaining principal balance on each loan is due upon maturity.

The Senior Secured Credit Facility also provides for a revolving credit facility of $465.0 million, net of an allowance for up to $75.0 million in outstanding letters of credit commitments. As of June 30, 2015, the Company had $455.8 million available under the revolving credit facility, net of $9.2 million in letters of credit. Revolving credit borrowings bear interest at a variable base rate plus an applicable margin based on the Company’s total leverage ratio. As of June 30, 2015, this rate would have been approximately 1.63%. In addition, there is an annual commitment fee, based on the Company’s total leverage ratio, which as of June 30, 2015, was equal to 0.25% of the average unused revolving credit borrowings available under the Senior Secured Credit Facility. Revolving credit borrowings are payable at the option of the Company throughout the term of the Senior Secured Credit Facility with the balance due in January 2019. The revolving portion of the Senior Secured Credit Facility requires the Company to maintain a specified maximum total senior secured leverage ratio of 5.50x when revolving loan commitments remain outstanding at the end of a fiscal quarter. In March 2014, however, the revolving lenders holding a majority of the revolving loan commitments permanently waived and agreed that no event of default would result from any non-compliance so long as there were no revolving loans outstanding as of the last day of any fiscal quarter. As of June 30, 2015, the Company had no revolving loans outstanding; however, the Company would have been in compliance with the maximum total senior secured leverage ratio, achieving a 2.88x ratio. Additionally, within the terms of the Senior Secured Credit Facility, a senior secured leverage ratio at or below 3.50x results in the elimination of excess cash flow payments on the Senior Secured Credit Facility for the applicable year. The Senior Secured Credit Facility also provides certain financial incentives based on our total leverage ratio. A total leverage ratio at or below 4.00x results in a 25 basis point reduction to the applicable margin on the revolving credit facility, and a total leverage ratio at or below 3.50x results in a 12.5 basis point reduction to the revolving credit facility commitment fee and an additional 25 basis point reduction to the applicable margin on the revolving credit facility. A total leverage ratio at or below 3.25x results in a 25 basis point reduction to the applicable margin on our Term B-3 Loan. These reductions would remain in effect as long as the Company achieves a total leverage ratio at or below the related threshold. As of June 30, 2015, the total leverage ratio was 2.88x.

In addition, the Senior Secured Credit Facility, among other things, includes customary restrictions (subject to certain exceptions) on the Company’s ability to incur certain indebtedness, grant certain liens, make certain investments, declare or pay certain dividends or repurchase shares of the Company’s common stock. As of June 30, 2015, the Company is in compliance with all covenants under the Senior Secured Credit Facility.

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

Interest Rate

The Company is subject to interest rate risk related to the Senior Secured Credit Facility and enters into interest rate swap contracts that are based on the LIBOR to manage a portion of this exposure. The Company has not elected hedge accounting treatment for these derivatives, and as a result, fair value adjustments are charged directly to Interest expense in the Condensed Consolidated Statements of Comprehensive Income. A summary of the Company’s interest rate derivatives as of June 30, 2015 and December 31, 2014 follows (dollars in millions):

	June 30, 2015		December 31, 2014
	Notional Amount	Fair Value	Notional Amount	Fair Value
3.44% Interest Rate Swap L, Aug 2016 – Aug 2019*	$75.0	$(3.0)	$75.0	$(2.3)
3.43% Interest Rate Swap M, Aug 2016 – Aug 2019*	100.0	(3.9)	100.0	(3.0)
3.37% Interest Rate Swap N, Aug 2016 – Aug 2019*	75.0	(2.8)	75.0	(2.1)
3.19% Interest Rate Swap O, Aug 2016 – Aug 2019*	75.0	(2.5)	75.0	(1.7)
3.08% Interest Rate Swap P, Aug 2016 – Aug 2019*	75.0	(2.2)	75.0	(1.5)
2.99% Interest Rate Swap Q, Aug 2016 – Aug 2019*	50.0	(1.3)	50.0	(0.9)
2.98% Interest Rate Swap R, Aug 2016 – Aug 2019*	50.0	(1.3)	50.0	(0.9)
2.73% Interest Rate Swap S, Aug 2016 – Aug 2019*	50.0	(1.0)	50.0	(0.5)
2.74% Interest Rate Swap T, Aug 2016 – Aug 2019*	75.0	(1.4)	75.0	(0.8)
2.66% Interest Rate Swap U, Aug 2016 – Aug 2019*	50.0	(0.9)	50.0	(0.4)
2.60% Interest Rate Swap V, Aug 2016 – Aug 2019*	50.0	(0.8)	50.0	(0.3)
2.40% Interest Rate Swap W, Aug 2016 – Aug 2019*	25.0	(0.2)	25.0	0.0
2.25% Interest Rate Swap X, Aug 2016 – Aug 2019*	50.0	(0.3)	—	—

* includes LIBOR floor of 1.00%	$800.0	$(21.6)	$750.0	$(14.4)

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

The following table summarizes the outstanding foreign currency forward contracts as of June 30, 2015 and December 31, 2014 (amounts in millions):

	June 30, 2015		December 31, 2014
	Notional Amount	Fair Value	Notional Amount	Fair Value
Japanese Yen (JPY)	¥600.0	$0.0	¥300.0	$(0.3)

		$0.0		$(0.3)

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

The following table summarizes the outstanding commodity swaps as of June 30, 2015 and December 31, 2014 (dollars in millions):

	June 30, 2015			December 31, 2014
	Notional Amount	Quantity	Fair Value	Notional Amount	Quantity	Fair Value
Aluminum	$8.7	4,650 metric tons	$(1.0)	$11.3	6,200 metric tons	$(0.7)
Natural Gas	N/A	N/A	—	$0.2	60,000 MMBtu	0.0

			$(1.0)			$(0.7)

The following tabular disclosures further describe the Company’s derivative instruments and their impact on the financial condition of the Company (dollars in millions):

	June 30, 2015		December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Foreign currency contracts	Other current assets	$0.0	Other current liabilities	$(0.3)
Commodity contracts	Other current and non-current liabilities	(1.0)	Other current and non-current liabilities	(0.7)
Interest rate contracts	Other non-current liabilities	(21.6)	Other non-current liabilities	(14.4)

Total derivatives not designated as hedging instruments		$(22.6)		$(15.4)

The fair values of the derivatives are recorded between Other current and non-current assets and Other current and non-current liabilities as appropriate in the Condensed Consolidated Balance Sheets. As of June 30, 2015, the amounts recorded to Other current and non-current liabilities for commodity contracts were ($0.6) million and ($0.4) million, respectively.

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

The impact on the Company’s Condensed Consolidated Statements of Comprehensive Income related to foreign currency and commodity contracts can be found in NOTE J, and the following tabular disclosure describes the location and impact on the Company’s results of operations related to unrealized gain (loss) on interest rate derivatives (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Location of impact on results of operations
Interest Expense	$1.1	$2.6	$(7.2)	$6.5

NOTE H. PRODUCT WARRANTY LIABILITIES

Product warranty liability activities consist of the following (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Beginning balance	$77.1	$90.4	$83.6	$90.5
Payments	(7.9)	(10.7)	(16.3)	(19.1)
Increase in liability (warranty issued during period)	5.3	6.5	11.2	12.8
Net adjustments to liability	(0.9)	0.3	(5.0)	2.2
Accretion (for Predecessor liabilities)	0.1	0.2	0.2	0.3

Ending balance	$73.7	$86.7	$73.7	$86.7

As of June 30, 2015, the current and non-current product warranty liabilities were $21.0 million and $52.7 million, respectively. As of June 30, 2014, the current and non-current product warranty liabilities were $23.2 million and $63.5 million, respectively.

NOTE I. DEFERRED REVENUE

As of June 30, 2015, the current and non-current deferred revenue for Extended Transmission Coverage (“ETC”) were $21.9 million and $52.8 million, respectively. As of June 30, 2014, the current and non-current deferred revenue for ETC were $19.7 million and $47.1 million, respectively.

Deferred revenue for ETC activity (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Beginning balance	$72.2	$63.8	$69.0	$63.6
Increases	8.3	8.3	16.5	13.8
Revenue earned	(5.8)	(5.3)	(10.8)	(10.6)

Ending balance	$74.7	$66.8	$74.7	$66.8

Deferred revenue recorded in current liabilities related to unearned net sales for defense contracts as of June 30, 2015 and 2014 was approximately $0.0 million and $2.3 million, respectively.

NOTE J. OTHER (EXPENSE) INCOME, NET

Other (expense) income, net consists of the following (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
(Loss) gain on intercompany foreign exchange	$(1.3)	$(1.8)	$0.9	$(1.8)
Realized loss on derivative contracts (see NOTE G)	(0.4)	(0.4)	(0.7)	(1.0)
(Loss) gain on foreign exchange	(0.2)	—	0.9	(0.5)
Unrealized (loss) gain on derivative contracts (see NOTE G)	(0.1)	1.3	0.2	1.5
Loss on repayments of long-term debt	(0.0)	—	(0.2)	—
Grant program income	—	0.8	—	1.4
Public offering fees and expenses	—	(0.8)	—	(1.1)
Other	(0.2)	—	(0.5)	0.2

Total	$(2.2)	$(0.9)	$0.6	$(1.3)

For the three months and six months ended June 30, 2015, the Company recorded a loss of ($1.3) million and a gain of $0.9 million resulting from intercompany financing transactions related to investments in plant assets for the Company’s India facility.

NOTE K. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (dollars in millions):

	As of June 30, 2015	As of December 31, 2014
Payroll and related costs	$30.9	$50.9
Sales allowances	28.1	25.5
Defense price reduction reserve	11.2	16.2
Vendor buyback obligation	11.1	13.2
Taxes payable	10.1	8.5
Stock repurchases obligation	9.4	—
Accrued interest payable	0.8	5.2
Derivative liabilities	0.2	0.8
Other accruals	12.1	11.4

Total	$113.9	$131.7

NOTE L. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost consist of the following (dollars in millions):

	Pension Plans		Post-retirement Benefits
	Three months ended June 30,		Three months ended June 30,
	2015	2014	2015	2014
Net periodic benefit cost:
Service cost	$3.6	$3.3	$0.6	$0.6
Interest cost	1.3	1.2	1.3	1.4
Expected return on assets	(2.1)	(1.9)	—	—
Prior service cost	0.0	0.0	(0.9)	(0.9)
Gain	(0.0)	—	—	(0.2)

Net periodic benefit cost	$2.8	$2.6	$1.0	$0.9

	Pension Plans		Post-retirement Benefits
	Six months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net periodic benefit cost:
Service cost	$7.2	$6.6	$1.2	$1.1
Interest cost	2.6	2.5	2.7	2.9
Expected return on assets	(4.2)	(3.8)	—	—
Prior service cost	0.0	0.0	(1.8)	(1.8)
Gain	(0.0)	—	—	(0.4)

Net periodic benefit cost	$5.6	$5.3	$2.1	$1.8

NOTE M. INCOME TAXES

For the three and six months ended June 30, 2015, the Company recorded total tax expense of $32.7 million and $72.5 million, respectively. The effective tax rate for the three and six months ended June 30, 2015 was 37.5% and 37.1%, respectively. For the three and six months ended June 30, 2014, the Company recorded total tax expense of $37.5 million and $64.7 million, respectively. The effective tax rate for the three and six months ended June 30, 2014 was 39.6% and 37.2%, respectively.

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

In accordance with the FASB’s authoritative guidance on accounting for uncertainty in income taxes, the Company has recorded a liability of $2.3 million for unrecognized tax benefits related to a 2010 Research & Development Credit as of June 30, 2015 and December 31, 2014. The accounting guidance prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For the year ended December 31, 2014, the return will remain subject to examination by the various taxing authorities for the duration of the applicable statute of limitations (generally three years from the later of the date of filing or the due date of the return).

NOTE N. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables reconcile changes in Accumulated other comprehensive loss (“AOCL”) by component (net of tax, dollars in millions):

	Three months ended
	Available-for- sale securities	Defined benefit pension items	Foreign currency items	Total
AOCL as of March 31, 2014	$1.2	$(8.6)	$(11.5)	$(18.9)

Other comprehensive (loss) income before reclassifications	(0.9)	—	0.9	—
Amounts reclassified from AOCL	—	(0.9)	—	(0.9)
Income tax	0.3	0.4	—	0.7

Net current period other comprehensive (loss) income	$(0.6)	$(0.5)	$0.9	$(0.2)

AOCL as of June 30, 2014	$0.6	$(9.1)	$(10.6)	$(19.1)

AOCL as of March 31, 2015	$(3.3)	$(17.6)	$(30.5)	$(51.4)

Other comprehensive (loss) income before reclassifications	(0.9)	—	1.9	1.0
Amounts reclassified from AOCL	—	(0.9)	—	(0.9)
Income tax	0.4	0.4	—	0.8

Net current period other comprehensive (loss) income	$(0.5)	$(0.5)	$1.9	$0.9

AOCL as of June 30, 2015	$(3.8)	$(18.1)	$(28.6)	$(50.5)

	Six months ended
	Available-for- sale securities	Defined benefit pension items	Foreign currency items	Total
AOCL as of December 31, 2013	$1.1	$(7.9)	$(14.2)	$(21.0)

Other comprehensive (loss) income before reclassifications	(0.7)	—	3.6	2.9
Amounts reclassified from AOCL	—	(2.0)	—	(2.0)
Income tax	0.2	0.8	—	1.0

Net current period other comprehensive (loss) income	$(0.5)	$(1.2)	$3.6	$1.9

AOCL as of June 30, 2014	$0.6	$(9.1)	$(10.6)	$(19.1)

AOCL as of December 31, 2014	$(0.9)	$(17.0)	$(21.6)	$(39.5)

Other comprehensive loss before reclassifications	(4.7)	—	(7.0)	(11.7)
Amounts reclassified from AOCL	—	(1.8)	—	(1.8)
Income tax	1.8	0.7	—	2.5

Net current period other comprehensive loss	$(2.9)	$(1.1)	$(7.0)	$(11.0)

AOCL as of June 30, 2015	$(3.8)	$(18.1)	$(28.6)	$(50.5)

The following tables show the location in the Condensed Consolidated Statements of Comprehensive Income affected by reclassifications from AOCL (dollars in millions):

	Amounts reclassified from AOCL		Affected line item in the Condensed Consolidated Statements of Comprehensive Income
AOCL Components	Three months ended June 30, 2015	Three months ended June 30, 2014
Amortization of defined benefit pension items:
Prior service cost	$0.8	$0.8	Cost of sales
	0.1	0.0	Selling, general and administrative
	0.0	0.0	Engineering – research and development
Actuarial loss	—	0.1	Cost of sales
	—	0.0	Selling, general and administrative
	—	0.0	Engineering – research and development

Total reclassifications, before tax	$0.9	$0.9	Income before income taxes
Income tax expense	(0.4)	(0.4)	Tax expense

Total reclassifications	$0.5	$0.5	Net of tax

	Amounts reclassified from AOCL		Affected line item in the Condensed Consolidated Statements of Comprehensive Income
AOCL Components	Six months ended June 30, 2015	Six months ended June 30, 2014
Amortization of defined benefit pension items:
Prior service cost	$1.6	$1.6	Cost of sales
	0.2	0.1	Selling, general and administrative
	0.0	0.0	Engineering – research and development
Actuarial loss	—	0.3	Cost of sales
	—	0.0	Selling, general and administrative
	—	0.0	Engineering – research and development

Total reclassifications, before tax	$1.8	$2.0	Income before income taxes
Income tax expense	(0.7)	(0.8)	Tax expense

Total reclassifications	$1.1	$1.2	Net of tax

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

NOTE P. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In May 2015, the Company redeemed $100,000 and $450,000 of 7.125% Senior Notes held by Lawrence E. Dewey, our Chairman, President and Chief Executive Officer, and David S. Graziosi, our Executive Vice President, Chief Financial Officer and Treasurer, respectively, at the specified redemption price in the governing indenture equal to 103.563% of the principal amount plus any accrued and unpaid interest. Refer to NOTE F for additional details.

NOTE Q. EARNINGS PER SHARE

The Company presents both basic and diluted earnings per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted EPS is calculated by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during the reporting period that are calculated using the treasury stock method for stock-based awards. The treasury stock method assumes that the Company uses the proceeds from the exercise of awards to repurchase common stock at the average market price during the period. The assumed proceeds under the treasury stock method include the purchase price that the grantee will pay in the future, compensation cost for future service that the Company has not yet recognized and any tax benefits that would be credited to additional paid-in-capital when the award generates a tax deduction. If there would be a shortfall resulting in a charge to additional paid-in-capital, such an amount would be a reduction of the proceeds to the extent of the gains. The diluted weighted-average common shares outstanding exclude the anti-dilutive effect of certain stock options since such options had an exercise price in excess of the monthly average market value of our common stock. For both the three months and six months ended June 30, 2015, 0.2 million of outstanding stock options were not included in the diluted EPS computation because they were anti-dilutive.

The following table reconciles the numerators and denominators used to calculate basic EPS and diluted EPS (in millions, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income	$54.4	$57.2	$122.8	$109.3

Weighted average shares of common stock outstanding	178.5	178.8	179.3	180.5
Dilutive effect stock-based awards	1.1	2.8	1.8	3.2

Diluted weighted average shares of common stock outstanding	179.6	181.6	181.1	183.7

Basic earnings per share attributable to common stockholders	$0.30	$0.32	$0.68	$0.61

Diluted earnings per share attributable to common stockholders	$0.30	$0.31	$0.68	$0.59

NOTE R. COMMON STOCK

The Company’s current stock repurchase program was announced on October 30, 2014. The Board authorized management to repurchase up to $500.0 million of its common stock on the open market or through privately negotiated transactions through December 31, 2016. The timing and amount of stock repurchases are subject to market conditions and corporate needs. This stock repurchase program may be extended, modified, suspended or discontinued at any time at the Company’s discretion. During the three months and six months ended June 30, 2015, the Company repurchased approximately $85.2 million and $124.1 million, respectively, of its common stock under the repurchase program. As a result of timing between the repurchase transactions and the settlement of the repurchases, $79.3 million was settled in cash during the second quarter of 2015. The remaining $9.4 million, or 317,900 shares, was recorded to Other current liabilities in the Condensed Consolidated Balance Sheets for June 30, 2015 and settled the following month.

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

Trends Impacting Our Business

We expect our full year 2015 net sales to decrease year-over-year principally due to a continued recovery in the North America On-Highway end market being more than offset by the elevated level of uncertainty and dearth of near-term visibility in the global Off-Highway and Service Parts, Support Equipment and Other end markets, previously considered reductions in U.S. defense spending, continued weakness in the Outside North America On-Highway end market and lower demand for North America Hybrid-Propulsion Systems for Transit Bus due to engine emissions improvements and non-hybrid alternatives. We also expect third quarter net sales to be lower than the same period in 2014. The anticipated year-over-year decrease in third quarter net sales is expected to occur due to higher demand in the North America On-Highway end market being more than offset by lower demand in other end markets.

Second Quarter Net Sales by End Market (in millions)

End Market	Q2 2015 Net Sales	Q2 2014 Net Sales	% Variance
North America On-Highway	$277	$243	14%
North America Hybrid-Propulsion Systems for Transit Bus	20	28	(29%)
North America Off-Highway	10	23	(57%)
Defense	29	49	(41%)
Outside North America On-Highway	73	62	18%
Outside North America Off-Highway	8	24	(67%)
Service Parts, Support Equipment and Other	94	107	(12%)

Total Net Sales	$511	$536	(5%)

North America On-Highway end market net sales were up 14% for the second quarter 2015 compared to the second quarter 2014, principally driven by higher demand for Rugged Duty Series and Highway Series models.

North America Hybrid-Propulsion Systems for Transit Bus end market net sales were down 29% for the second quarter 2015 compared to the second quarter 2014, principally driven by lower demand due to engine emissions improvements and non-hybrid alternatives that generally require a fully-automatic transmission (e.g. xNG).

North America Off-Highway end market net sales were down 57% for the second quarter 2015 compared to the second quarter of 2014, principally driven by lower demand from hydraulic fracturing applications.

Defense end market net sales were down 41% for the second quarter 2015 compared to the second quarter 2014, principally driven by the recognition of previously deferred revenue in 2014 totaling $15.8 million commensurate with the shipment of certain tracked transmissions at the request of the U.S. government and reductions in U.S. defense spending to longer term averages experienced during periods without active conflicts.

Outside North America On-Highway end market net sales were up 18% for the second quarter 2015 compared to the second quarter 2014, principally driven by higher demand in Europe, Japan and India.

Outside North America Off-Highway end market net sales were down 67% for the second quarter 2015 compared to the second quarter 2014, principally driven by lower demand in the energy and mining sectors.

Service parts, support equipment and other end market net sales were down 12% for the second quarter 2015 compared to the second quarter 2014, principally driven by lower demand for North America service parts.

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

Cost of sales

Our primary components of cost of sales are purchased parts, the overhead expense related to our manufacturing operations and direct labor associated with the manufacture and assembly of transmissions and parts. For the six months ended June 30, 2015, direct material costs were approximately 68%, overhead costs were approximately 25%, and direct labor costs were approximately 7% of total cost of sales. We are subject to changes in our cost of sales caused by movements in underlying commodity prices. We seek to hedge against this risk by using commodity swap contracts and long-term supply agreements (“LTSAs”). See Part I, “Item 3 Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk” included below.

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

	For the three months ended June 30,		For the six months ended June 30,
(unaudited, in millions)	2015	2014	2015	2014
Net income	$54.4	$57.2	$122.8	$109.3
plus:
Interest expense, net	23.1	36.6	60.0	71.7
Cash interest expense	(35.1)	(39.2)	(53.6)	(68.6)
Income tax expense	32.7	37.5	72.5	64.7
Cash income taxes	(1.4)	(1.0)	(3.9)	(3.1)
Amortization of intangible assets	24.3	24.7	48.6	49.4
Loss associated with impairment of long-lived assets (a)	—	—	1.3	—
Public offering expenses (b)	—	0.8	—	1.1

Adjusted net income	$98.0	$116.6	$247.7	$224.5
Cash interest expense	35.1	39.2	53.6	68.6
Cash income taxes	1.4	1.0	3.9	3.1
Depreciation of property, plant and equipment	22.0	24.1	43.4	47.4
Premiums and expenses on tender offer and redemption of long-term debt (c)	25.1	—	25.1	—
Unrealized loss (gain) on foreign exchange (d)	1.1	1.7	(1.2)	1.4
Unrealized loss on commodity hedge contracts (e)	0.2	(1.2)	0.0	(1.1)
Dual power inverter module units extended coverage (f)	—	—	(1.8)	—
Restructuring charge (g)	—	0.7	—	0.7
Loss on repayments of long-term debt (h)	0.0	—	0.2	—
Other (i)	2.6	4.0	4.7	7.3

Adjusted EBITDA	$185.5	$186.1	$375.6	$351.9
Adjusted EBITDA excluding technology-related license expenses (j)	$185.5	$186.1	$375.6	$355.2

Net sales	$511.0	$536.1	$1,014.6	$1,029.7
Adjusted EBITDA margin	36.3%	34.7%	37.0%	34.2%
Adjusted EBITDA margin excluding technology-related licenses expenses (j)	36.3%	34.7%	37.0%	34.5%
Net cash provided by operating activities	$153.6	$143.4	$233.7	$242.0
(Deductions) or additions to reconcile to Adjusted free cash flow:
Additions of long-lived assets	(13.6)	(11.6)	(14.9)	(22.7)
Excess tax benefit from stock-based compensation (k)	0.2	2.8	8.0	7.8
Technology-related license expenses (j)	—	—	—	3.3

Adjusted free cash flow	$140.2	$134.6	$226.8	$230.4

(a)	Represents a charge associated with the impairment of long-lived assets related to the production of the H3000 and H4000 hybrid-propulsion systems.
(b)	Represents fees and expenses (recorded in Other (expense) income, net) related to our secondary offerings in June 2014, April 2014 and February 2014.
(c)	Represents premiums and expenses related to the tender offer and redemption of Allison Transmission, Inc.’s, (“ATI”), our wholly owned subsidiary, 7.125% senior cash pay notes due May 2019 (“7.125% Senior Notes”).
(d)	Represents losses (gains) (recorded in Other (expense) income, net) on the mark-to-market of our foreign currency hedge contracts and on intercompany financing transactions related to our India facility.
(e)	Represents (gains) losses (recorded in Other (expense) income, net) on the mark-to-market of our commodity hedge contracts.
(f)	Represents an adjustment (recorded in Selling, general and administrative expenses) associated with the Dual Power Inverter Module (“DPIM”) extended coverage program liability. The DPIM liability will continue to be reviewed for any changes in estimates as additional claims data and field information become available.
(g)	Represents a charge (recorded in Selling, general and administrative, and Engineering – research and development) related to employee headcount reductions in the second quarter of 2014.
(h)	Represents losses (recorded in Other (expense) income, net) realized on the repayments of ATI’s long-term debt.
(i)	Represents employee stock compensation expense (recorded in Cost of sales, Selling, general and administrative expenses, and Engineering – research and development).
(j)	Represents payments (recorded in Engineering – research and development) for licenses to expand our position in transmission technologies.
(k)	Represents the amount of tax benefit (recorded in Income tax expense) related to stock-based compensation adjusted from cash flows from operating activities to cash flows from financing activities.

Results of Operations

Comparison of three months ended June 30, 2015 and 2014

The following table sets forth certain financial information for the three months ended June 30, 2015 and 2014. The following table and discussion should be read in conjunction with the information contained in our condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Three months ended June 30,
(unaudited, dollars in millions)	2015	% of net sales	2014	% of net sales
Net sales	$511.0	—	$536.1	—
Cost of sales	274.7	54%	297.6	56%

Gross profit	236.3	46	238.5	44
Operating expenses:
Selling, general and administrative expenses	75.6	15	85.1	16
Engineering — research and development	23.2	4	21.2	4
Total operating expenses	98.8	19	106.3	20

Operating income	137.5	27	132.2	24
Other expense, net:
Interest expense, net	(23.1)	(5)	(36.6)	(7)
Premiums and expenses on tender offer and redemption of long-term debt	(25.1)	(5)	—	—
Other expense, net	(2.2)	(0)	(0.9)	(0)

Total other expense, net	(50.4)	(10)	(37.5)	(7)

Income before income taxes	87.1	17	94.7	17
Income tax expense	(32.7)	(6)	(37.5)	(7)

Net income	$54.4	11%	$57.2	10%

Net sales

Net sales for the quarter ended June 30, 2015 were $511.0 million compared to $536.1 million for the quarter ended June 30, 2014, a decrease of 5%. The decrease was principally driven by a $20.0 million, or 41%, decrease in net sales of defense products driven by the recognition of $15.8 million of previously deferred revenue in 2014 related to shipment of certain tracked transmissions at the request of the U.S. government and lower U.S. defense spending, a $16.0 million, or 67%, decrease in net sales of Outside North America off-highway products driven by lower demand from the energy and mining sectors, a $13.0 million, or 57%, decrease in net sales of North American off-highway products driven by lower demand from hydraulic fracturing applications, a $13.0 million, or 12%, decrease in net sales of parts and other products driven by lower demand for North America service parts, a $8.0 million, or 29%, decrease in net sales of North America hybrid-propulsion systems for transit buses driven by lower demand due to engine emissions improvements and non-hybrid alternatives that generally require a fully-automatic transmission (e.g. xNG), partially offset by a $34.0 million, or 14%, increase in net sales of North America on-highway commercial products driven by higher demand from Rugged Duty Series and Highway Series models and an $11.0 million, or 18%, increase in net sales of Outside North America on-highway products driven by higher demand in Europe, Japan and India. See “Trends Impacting Our Business” above for additional information on net sales by end markets.

Cost of sales

Cost of sales for the quarter ended June 30, 2015 was $274.7 million compared to $297.6 million for the quarter ended June 30, 2014, a decrease of 8%. The decrease was principally driven by approximately $11.0 million of decreased direct material costs commensurate with decreased sales, $5.0 million of favorable direct material costs, $2.4 million of lower incentive compensation and lower manufacturing cost commensurate with decreased sales and consistent with historical trends and management’s expectations given the respective change in sales volume.

Gross profit

Gross profit for the quarter ended June 30, 2015 was $236.3 million compared to $238.5 million for the quarter ended June 30, 2014, a decrease of 1%. The decrease was principally driven by $14.0 million related to decreased sales volume, partially offset by $6.0 million of price increases on certain products, $5.0 million of favorable material costs and $2.4 million of lower incentive compensation expense. Gross profit as a percent of net sales increased 2%, principally driven by price increases on certain products and favorable material costs.

Selling, general and administrative expenses

Selling, general and administrative expenses for the quarter ended June 30, 2015 were $75.6 million compared to $85.1 million for the quarter ended June 30, 2014, a decrease of 11%. The decrease was principally driven by $5.2 million of favorable product warranty adjustments, $2.4 million of lower incentive compensation expense, $1.2 million of lower stock-based compensation expense and reduced global commercial spending activities.

Engineering — research and development

Engineering expenses for the quarter ended June 30, 2015 were $23.2 million compared to $21.2 million for the quarter ended June 30, 2014, an increase of 9%. The increase was principally driven by increased product initiatives spending, partially offset by $1.0 million of lower incentive compensation expense.

Interest expense, net

Interest expense, net for the quarter ended June 30, 2015 was $23.1 million compared to $36.6 million for the quarter ended June 30, 2014, a decrease of 37%. The decrease was principally driven by $8.0 million of lower interest expense as a result of the maturity of $950.0 million of interest rate derivatives, $7.5 million of lower interest expense as a result of the repurchase and redemption of our 7.125% Senior Notes, $1.7 million of lower interest expense as a result of debt repayments, $0.6 million of lower amortization of deferred financing charges and $0.8 million of lower interest expense as a result of lower interest rates on ATI’s Senior Secured Credit Facility Term B-2 Loan due 2017 (“Term B-2 Loan”) and ATI’s Senior Secured Credit Facility Term B-3 Loan due 2019 (“Term B-3 Loan”) (together, the Term B-2 Loan, Term B-3 Loan and revolving credit facility defined as the “Senior Secured Credit Facility”), partially offset by $3.6 million of higher interest expense as a result of the addition of $470.0 million to our Term B-3 Loan in April 2015 and $1.5 million of unfavorable mark-to-market adjustments for our interest rate derivatives.

Premiums and expenses on tender offer and redemption of long-term debt

In April 2015, we completed a cash tender offer to purchase any and all of our outstanding 7.125% Senior Notes. The tender offer resulted in the repurchase of $420.9 million of our 7.125% Senior Notes in April 2015. In May 2015, we redeemed the remaining $50.4 million of our outstanding 7.125% Senior Notes, resulting in premiums and expenses totaling $25.1 million.

Other expense, net

Other expense, net for the quarter ended June 30, 2015 was $2.2 million compared to $0.9 million for the quarter ended June 30, 2014. The increase in expense was principally driven by $1.3 million of unrealized losses on derivative contracts, $0.8 million of lower Grant Program income, $0.2 million of unfavorable foreign exchange and $0.3 million of higher miscellaneous expense, partially offset by $0.8 million of lower public offering fees and expenses and $0.5 million of foreign exchange gain on intercompany financing.

Income tax expense

Income tax expense for the quarter ended June 30, 2015 was $32.7 million resulting in an effective tax rate of 37.5% versus an effective tax rate of 39.6% in the quarter ended June 30, 2014. The change in effective tax rate was principally driven by the change in discrete activity.

Comparison of six months ended June 30, 2015 and 2014

The following table sets forth certain financial information for the six months ended June 30, 2015 and 2014. The following table and discussion should be read in conjunction with the information contained in our condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Six months ended June 30,
(unaudited, dollars in millions)	2015	% of net sales	2014	% of net sales
Net sales	$1,014.6	—	$1,029.7	—
Cost of sales	539.1	53%	568.7	55%

Gross profit	475.5	47	461.0	45
Operating expenses:
Selling, general and administrative expenses	149.0	15	168.3	16
Engineering — research and development	45.4	5	45.7	4
Loss associated with impairment of long-lived assets	1.3	0	—	—
Total operating expenses	195.7	20	214.0	21

Operating income	279.8	27	247.0	24
Other expense, net:
Interest expense, net	(60.0)	(6)	(71.7)	(7)
Premiums and expenses on tender offer and redemption of long-term debt	(25.1)	(2)	—	—
Other income (expense), net	0.6	(0)	(1.3)	(0)

Total other expense, net	(84.5)	(8)	(73.0)	(7)

Income before income taxes	195.3	19	174.0	17
Income tax expense	(72.5)	(7)	(64.7)	(6)

Net income	$122.8	12%	$109.3	11%

Net sales

Net sales for the six months ended June 30, 2015 were $1,014.6 million compared to $1,029.7 million for the six months ended June 30, 2014, a decrease of 1%. The decrease was principally driven by a $29.0 million, or 35%, decrease in net sales of defense products driven by the recognition of previously deferred revenue in 2014 related to shipment of certain tracked transmissions at the request of the U.S. government and lower U.S. defense spending, a $21.0 million, or 47%, decrease in net sales of Outside North America off-highway products driven by lower demand from the energy and mining sectors, a $21.0 million, or 10%, decrease in net sales of parts and other products driven by lower demand for North America service parts, a $14.0 million, or 27%, decrease in net sales of North America hybrid-propulsion systems for transit buses driven by lower demand due to engine emissions improvements, a $3.0 million, or 9%, decrease in net sales of North American off-highway products driven by lower demand from hydraulic fracturing applications, partially offset by a $69.0 million, or 14%, increase in net sales of North America on-highway commercial products driven by higher demand from Rugged Duty Series and Highway Series models and an $4.0 million, or 3%, increase in net sales of Outside North America on-highway products driven by higher demand in Europe, India and Japan partially offset by lower demand in China. See “Trends Impacting Our Business” above for additional information on net sales by end markets. See “Trends Impacting Our Business” above for additional information on net sales by end markets.

Cost of sales

Cost of sales for six months ended June 30, 2015 was $539.1 million compared to $568.7 million for six months ended June 30, 2014, a decrease of 5%. The decrease was principally driven by approximately $14.0 million of decreased direct material costs commensurate with decreased sales, $6.0 million of favorable direct material costs, $2.4 million of lower incentive compensation and lower manufacturing cost commensurate with decreased sales and consistent with historical trends and management’s expectations given the respective change in sales volume.

Gross profit

Gross profit for the six months ended June 30, 2015 was $475.5 million compared to $461.0 million for the six months ended June 30, 2014, an increase of 3%. The increase was principally driven by $14.0 million of price increases on certain products, $6.0 million of favorable material costs and $2.4 million of lower incentive compensation expense, partially offset by $7.0 million related to decreased sales volume. Gross profit as a percent of net sales increased 2%, principally driven by price increases on certain products, favorable material costs and a favorable mix of product sales.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended June 30, 2015 were $149.0 million compared to $168.3 million for the six months ended June 30, 2014, a decrease of 11%. The decrease was principally driven by $8.0 million of favorable product warranty expense adjustments in 2015, $3.6 million of lower incentive compensation expense, $2.2 million of lower stock-based compensation expense, $2.2 million of unfavorable product warranty expense adjustments in 2014, a $1.8 million favorable adjustment related to the DPIM extended coverage program and reduced global commercial spending activities.

Engineering — research and development

Engineering expenses for the six months ended June 30, 2015 were $45.4 million compared to $45.7 million for the six months ended June 30, 2014, a decrease of 1%. The decrease was principally driven by $3.3 million of 2014 technology-related license expenses to expand our position in transmission technologies and $1.6 million of lower incentive compensation expense, partially offset by increased product initiatives spending.

Loss associated with impairment of long-lived assets

During the first quarter of 2015, we recorded an approximately $1.3 million impairment loss associated with the production of the H3000 and H4000 hybrid-propulsion systems. The loss included $1.0 million of accrued expenses and a $0.3 million impairment of long-lived assets.

Interest expense, net

Interest expense, net for the six months ended June 30, 2015 was $60.0 million compared to $71.7 million for the six months ended June 30, 2014, a decrease of 16%. The decrease was principally driven by $16.1 million of lower interest expense as a result of the maturity of $950.0 million of interest rate derivatives, $7.5 million of lower interest expense as a result of the repurchase and redemption of our 7.125% Senior Notes, $3.0 million of lower interest expense as a result of debt repayments, $1.6 million of lower interest expense as a result of lower interest rates on the Term B-2 Loan and Term B-3 Loan and $0.8 million of lower amortization of deferred financing charges, partially offset by $13.7 million of unfavorable mark-to-market adjustments for our interest rate derivatives and $3.6 million of higher interest expense as a result of the addition of $470.0 million to our Term B-3 Loan in April 2015.

Premiums and expenses on tender offer and redemption of long-term debt

In April 2015, we completed a cash tender offer to purchase any and all of our outstanding 7.125% Senior Notes. The tender offer resulted in the repurchase of $420.9 million of our 7.125% Senior Notes in April 2015. In May 2015, we redeemed the remaining $50.4 million of our outstanding 7.125% Senior Notes, resulting in premiums and expenses totaling $25.1 million.

Other income (expense), net

Other income (expense), net for the six months ended June 30, 2015 was $0.6 million compared to ($1.3) million for the six months ended June 30, 2014. The change in other income (expense), net was principally driven by $2.7 million of foreign exchange gain on intercompany financing, $1.4 million of favorable foreign exchange, $1.1 million of lower public offering fees and expenses, and $0.3 million of realized gains on derivative contracts, partially offset by $1.4 million of lower Grant Program income, $1.2 million of unrealized gains on derivative contracts, $0.2 million of losses on debt repayments and 0.8 million of higher miscellaneous expense.

Income tax expense

Income tax expense for the six months ended June 30, 2015 was $72.5 million resulting in an effective tax rate of 37.1% versus an effective tax rate of 37.2% for the six months ended June 30, 2014.

Liquidity and Capital Resources

We generate cash primarily from our operating activities to fund our operating, investing and financing activities. Our principal uses of cash are operating expenses, capital expenditures, debt service, stock repurchases, dividends on common stock and working capital needs. We had total available cash and cash equivalents of $216.8 million and $263.0 million as of June 30, 2015 and December 31, 2014, respectively. Of the available cash and cash equivalents, approximately $115.8 million and $208.0 million were deposited in operating accounts while approximately $101.0 million and $55.0 million were invested in U.S. government backed securities as of June 30, 2015 and December 31, 2014, respectively.

As of June 30, 2015, the total of cash and cash equivalents held by foreign subsidiaries was $40.0 million, the majority of which was located in China, Europe and India. The geographic location of our cash aligns with our business growth strategy. We manage our worldwide cash requirements considering available funds among the subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. As a result, we do not anticipate any local liquidity restrictions to preclude us from funding our targeted expectations or operating needs with local resources.

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

Our liquidity requirements are significant, primarily due to our debt service requirements. In March 2015, we commenced a cash tender offer to purchase our outstanding 7.125% Senior Notes. The total principal amount accepted for purchase in April 2015 was $420.9 million. In April 2015, we also entered into an amendment with the term loan lenders under our Senior Secured Credit Facility to add an additional $470.0 million of term loans under the Term B-3 Loan. A portion of the proceeds from the additional term loans were used to purchase $420.9 million of the tendered 7.125% Senior Notes plus accrued and unpaid interest, applicable premiums and expenses. The purchase resulted in a loss (the premium between the purchase price of the notes and the face value of such notes) of $22.7 million including deferred financing fees written off. In May 2015, we redeemed the remaining $50.4 million of our outstanding 7.125% Senior Notes, at the redemption price equal to 103.563% of the principal amount plus any accrued and unpaid interest, using the remaining proceeds from the additional term loans and cash on hand, resulting in a loss (the premium between the purchase price of the notes and the face value of such notes) of $2.4 million including deferred financing fees written off.

As of June 30, 2015, we had $189.0 million of indebtedness associated with our Term B-2 Loan and $2,225.6 million of indebtedness associated with our Term B-3 Loan. Our ability to make payments on and to refinance our indebtedness, and to fund planned capital expenditures will depend on our ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control. We made principal payments of $52.9 million and $104.6 million on the Senior Secured Credit Facility for the three months and six months ended June 30, 2015, respectively.

The Senior Secured Credit Facility also provides for $465.0 million, net of an allowance for up to $75.0 million in outstanding letters of credit commitments. As of June 30, 2015, we had $455.8 million available under the revolving credit facility, net of $9.2 million in letters of credit. Additionally within the terms of the Senior Secured Credit Facility, a senior secured leverage ratio at or below 3.50x results in the elimination of excess cash flow payments on the Senior Secured Credit Facility for the applicable year. The Senior Secured Credit Facility provides certain financial incentives based on our total leverage ratio. A total leverage ratio at or below 4.00x results in a 25 basis point reduction to the applicable margin on our revolving credit facility, and a total leverage ratio at or below 3.50x results in a 12.5 basis point reduction to the revolving credit facility commitment fee and an additional 25 basis point reduction to the applicable margin on our revolving credit facility. A total leverage ratio at or below 3.25x results in a 25 basis point reduction to the applicable margin on our Term B-3 Loan. These reductions would remain in effect as long as we achieve a total leverage ratio at or below the related threshold. As of June 30, 2015, the total leverage ratio was 2.88x.

In addition to the maximum total senior secured leverage ratio for the revolving portion of the Senior Secured Credit Facility, the Senior Secured Credit Facility includes, among other things, customary restrictions (subject to certain exceptions) on our ability to incur certain indebtedness or liens, make certain investments, declare or pay certain dividends or repurchase shares of our common stock. As of June 30, 2015, we are in compliance with all covenants under the Senior Secured Credit Facility.

Our credit ratings are reviewed regularly by major debt ratings agencies such as Standard and Poor’s, Moody’s Investors Service and Fitch Ratings. In March 2015, Standard and Poor’s raised the corporate rating to ‘BB’ from ‘BB-’ and assigned ‘BB+’ to the incremental Term B-3 loan. Moody’s raised the corporate rating to ‘Ba2’ from ‘Ba3’ and assigned ‘Ba2’ to the incremental Term B-3 loan. Fitch ratings assigned ‘BB’ to the incremental Term B-3 loan.

On October 30, 2014, our Board of Directors authorized us to repurchase up to $500.0 million of our common stock under a stock repurchase program. For the three and six months ended June 30, 2015, we repurchased approximately $85.2 and $124.1 million, respectively, of our common stock under the repurchase program. As a result of timing between the repurchase transactions and the settlement of the repurchases, $79.3 million and $114.7 million was settled in cash during the three months and six months ended June 30, 2015, respectively. The remaining $9.4 million, or 317,900 shares, was recorded to Other current liabilities in the Condensed Consolidated Balance Sheet for June 30, 2015 and settled the following month.

The following table shows our sources and uses of funds for the six months ended June 30, 2015 and 2014 (in millions):

	Six months ended June 30,
Statement of Cash Flows Data	2015	2014
Cash flows from operating activities	$233.7	$242.0
Cash flows used for investing activities	$(14.7)	$(24.7)
Cash flows used for financing activities	$(272.4)	$(273.1)

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

Cash provided by operating activities

Operating activities for the six months ended June 30, 2015 generated $233.7 million of cash compared to $242.0 million for the six months ended June 30, 2014. The decrease was principally driven by decreased net sales, higher inventories and lower accounts payable commensurate with decreased net sales and lower other liabilities, net, partially offset by lower accounts receivable commensurate with decreased net sales, lower incentive compensation and lower interest expense as a result of debt repayments and refinancing.

Cash used for investing activities

Investing activities for the six months ended June 30, 2015 used $14.7 million of cash compared to $24.7 million for the six months ended June 30, 2014. The decrease was principally driven by a decrease of $7.8 million in capital expenditures and $3.8 million of 2014 investments in technology-related initiatives. The decrease in capital expenditures was principally driven by the timing of spending on productivity and replacement programs, and lower product initiatives spending.

Cash used for financing activities

Financing activities for the six months ended June 30, 2015 used $272.4 million of cash compared to $273.1 million of cash for the six months ended June 30, 2014. The decrease was principally driven by a decrease of $135.1 million of repurchases of our common stock, partially offset by $116.7 million of increased payments related to our long-term debt, $10.5 million of increased dividend payments and $6.5 million of increased debt financing fees associated with our amendment to our Senior Secured Credit Facility in the second quarter of 2015.

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

Critical Accounting Policies and Significant Accounting Estimates

The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of net sales and expenses during the applicable reporting period. Differences between actual amounts and estimates are recorded in the period identified. Estimates can require a significant amount of judgment, and a different set of judgments could result in changes to our reported results. A summary of our critical accounting estimates is included below.

Revenue Recognition

Revenue recognition contains uncertainties because it requires management to make assumptions and to apply judgment to estimate the amount of sales incentives and provision for government price reductions. Distributor and customer sales incentives, consisting of allowances and other rebates, are estimated at the time of sale based upon history and experience and are recorded as a reduction to net sales. Incentive programs are generally product specific or region specific. Some factors used in estimating the cost of incentives include the number of transmissions that will be affected by the incentive program and the rate of acceptance of any incentive program. If the actual number of affected transmissions differs from this estimate, or if a different mix of incentives is actually paid, the impact on net sales would be recorded in the period that the change was identified. Assuming our current mix of sales incentives, a 10% change in sales incentives would have affected our earnings by approximately $6.0 million to $7.0 million per year for each of the prior three fiscal years.

Under terms of the U.S. government contracts, there are certain price reduction clauses and provisions for potential price reductions which are estimated at the time of sale based upon history and experience, and finalized after completion of U.S. government audits. Potential reductions may be attributed to a change in projected sales volumes or plant efficiencies which impact overall costs. Assuming our current level of government contracts, a 10% adjustment in our price reduction reserve, would have affected our earnings by approximately $5.0 million to $6.0 million per year for each of the prior three fiscal years.

Further information is provided in NOTE 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014.

Goodwill and Other Intangible Assets

Goodwill is tested for impairment at the reporting unit level, which is the same as our one operating and reportable segment. We have elected to perform our annual impairment test on October 31 of every year. A multi-step impairment test is performed on goodwill. In Step 0, we have the option to evaluate various qualitative factors to determine the likelihood of impairment. If we determine that the fair value is more likely than not less than the carrying value, then we are required to perform Step 1. If we do not elect to perform Step 0, we can voluntarily proceed directly to Step 1. In Step 1, we perform a quantitative analysis to compare the fair value of our reporting unit to our carrying value including goodwill. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired, and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform Step 2 of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference.

Our qualitative assessment contains uncertainties because it requires management to make assumptions and to apply judgment to assess business changes, economic outlook, financial trends and forecasts, growth rates, credit ratings, equity ratings, discount rates, industry data and other relevant qualitative factors.

Our quantitative analysis contains uncertainties because it is performed utilizing a discounted cash flow model which includes key assumptions, such as net sales growth derived from market information, industry reports, marketing programs and future new product introductions; operating margin improvements derived from cost reduction programs and fixed cost leverage driven by higher sales volumes; and a risk-adjusted discount rate.

Events or circumstances that could unfavorably impact the key assumptions include lower net sales driven by market conditions, our inability to execute on marketing programs and/or a delay in the introduction of new products, lower gross margins as a result of market conditions or failure to obtain forecasted cost reductions, or a higher discount rate as a result of market conditions.

Goodwill impairment testing for 2014 was performed by assessing certain qualitative trends and factors. These trends and factors were compared to, and based on, the assumptions used in the quantitative assessment performed in 2013. Our 2013 impairment test indicated that our fair value of the reporting unit exceeded its carrying value by approximately 90%, indicating no impairment. After reviewing the various qualitative factors mentioned above, our 2014 annual goodwill impairment test indicated that the fair value of the reporting unit more likely than not exceeded its carrying value, indicating no impairment.

Other intangible assets have both indefinite and finite useful lives. Intangible assets with indefinite useful lives, such as our trade name, are not amortized but are tested annually for impairment. We have elected to perform our annual trade name impairment test on October 31 of every year and follow a similar multi-step impairment test that is performed on goodwill. Events or circumstances that could unfavorably impact the key assumptions include lower net sales driven by market conditions, our inability to execute on marketing programs and/or a delay in introduction of new products, and higher discount rate as a result of market conditions. While unpredictable and inherently uncertain, we believe the forecast estimates are reasonable and incorporate those assumptions that similar market participants would use in their estimates of fair value. Our 2013 trade name impairment test indicated that our fair value of the trade name exceeded the carrying value by approximately 8%, indicating no impairment. After reviewing the various qualitative factors mentioned above, our 2014 trade name impairment test indicated that the fair value of our trade name more likely than not exceeded the respective carrying value, indicating no impairment.

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

Further information is provided in NOTE 2 and NOTE 5 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014.

Impairment of Long-Lived Assets

The carrying value of long-lived assets is evaluated whenever events or circumstances indicate that the carrying value of a long-lived asset may not be recoverable. Events or circumstances that would result in an impairment review primarily include a significant change in the use of an asset, or the planned sale or disposal of an asset. The asset would be considered impaired when there is no future use planned for the asset or the future net undiscounted cash flows generated by the asset or asset group are less than its carrying value. An impairment loss would be recognized based on the amount by which the carrying value exceeds fair value.

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

As a result of events and circumstances in the fourth quarter of 2014, we reviewed certain of our long-lived assets related to the production of the H3000 and H4000 hybrid-propulsion systems, resulting in a $15.4 million loss recorded for the year ended December 31, 2014. The loss, determined by using future net discounted cash flows, included approximately $1.7 million of accrued expenses related to the impairment of the long-lived assets. Deteriorating market conditions for hybrid-propulsion vehicles, principally as a result of decreased fuel costs, alternative fuels and other technologies, significantly contributed to the future cash flows of the related assets being less than the carrying value of those assets.

Warranty

Provisions for estimated expenses related to product warranties are made at the time products are sold. Warranty claims arise when a transmission fails while in service during the relevant warranty period. The warranty reserve is adjusted in Selling, general and administrative expenses based on our current and historical warranty claims paid and associated repair costs. These estimates are established using historical information including the nature, frequency, and average cost of warranty claims and are adjusted as actual information becomes available. From time to time, we may initiate a specific field action program. As a result of the uncertainty surrounding the nature and frequency of specific field action programs, the liability for such programs is recorded when we commit to an action. We review and assess the liability for these programs on a quarterly basis. We also assess our ability to recover certain costs from our suppliers and record a receivable from the supplier when we believe a recovery is probable. Warranty costs may differ from those estimated if actual claim rates are higher or lower than our historical rates. Further information is provided in NOTE 9 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014 which contains a summary of the activity in our warranty liability account for 2014 and 2013 including adjustments to pre-existing warranties.

Pension and Post-retirement Benefit Plans

Pension and other post-retirement benefits (“OPEB”) costs are based upon various actuarial assumptions and methodologies as prescribed by authoritative accounting guidance. These assumptions include discount rates, expected return on plan assets, health care cost trend rates, inflation, rate of compensation increases, population demographics, mortality rates and other factors. We review all actuarial assumptions on an annual basis.

A change in the discount rate can have a significant impact on determining our benefit obligations. Our current discount rate is determined by matching the plans’ projected cash flows to a yield curve based on long-term, fixed income debt instruments available as of the measurement date of December 31, 2014. The effect of a one percentage point decrease in the assumed discount rate would result in an increase in the December 31, 2014 defined benefit pension plans obligation of approximately $20.0 million. Similarly, a one percentage point decrease in the assumed discount rate would result in an increase in the December 31, 2014 OPEB obligation of approximately $23.7 million.

Further information is provided in NOTE 13 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014, which contains our review on various actuarial assumptions.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The future tax benefits associated with operating loss and tax credit carryforwards are recognized as deferred tax assets. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Excluding net operating loss carryforwards, our expected tax payments would have increased by approximately $40.0 million for the year ended December 31, 2014. If we continue to generate taxable income, we expect to utilize the remaining U.S. federal net operating loss carryforwards as early as the first quarter of 2016.

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

Further information on income taxes is provided in NOTE 15 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

Refer to NOTE B, “Summary of Significant Accounting Policies” in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Certain Relationships and Related Party Transactions

In May 2015, we redeemed $100,000 and $450,000 of 7.125% Senior Notes held by Lawrence E. Dewey, our Chairman, President and Chief Executive Officer, and David S. Graziosi, our Executive Vice President, Chief Financial Officer and Treasurer, respectively, at the specified redemption price in the governing indenture equal to 103.563% of the principal amount plus any accrued and unpaid interest. Refer to NOTE F in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details.

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

Interest Rate Risk

We are subject to interest rate market risk in connection with a portion of our long-term debt. Our principal interest rate exposure relates to outstanding amounts under our Senior Secured Credit Facility. Our Senior Secured Credit Facility provides for variable rate borrowings of up to $2,870.4 million including $455.8 million under our revolving credit facility, net of $9.2 million of letters of credit. A one-eighth percent change in assumed interest rates for the Senior Secured Credit Facility, if fully drawn, as of June 30, 2015 would have an impact of approximately $0.8 million on interest expense with the 1.00% LIBOR floor in effect on our Term B-3 Loan. Should LIBOR exceed 1.00%, a one-eighth percent change in assumed interest rates for the Senior Secured Credit Facility, if fully drawn, as of June 30, 2015 would have an impact of approximately $3.6 million on interest expense. As of June 30, 2015, we had no outstanding borrowings against the revolving credit facility.

From time to time, we enter into interest rate swap agreements to hedge our variable interest rate debt. Below is a list of our interest rate swaps as of June 30, 2015:

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

Exchange Rate Risk

While our net sales and costs are denominated primarily in U.S. Dollars, net sales, costs, assets and liabilities are generated in other currencies including Japanese Yen, Euro, Indian Rupee, Brazilian Real, Chinese Yuan Renminbi, Canadian Dollar and Hungarian Forint. The expansion of our business outside North America may further increase the risk that cash flows resulting from these activities may be adversely affected by changes in currency exchange rates. As of June 30, 2015, we hold hedging contracts in the Japanese Yen, which are intended to hedge either known or forecasted cash flow payments denominated in the currency. We do not hold financial instruments for trading or speculative purposes.

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

Commodity Price Risk

We are subject to changes in our cost of sales caused by movements in underlying commodity prices. Approximately two-thirds of our cost of sales consists of purchased components with significant raw material content. A substantial portion of the purchased parts are made of aluminum and steel. The cost of aluminum parts include an adjustment factor on future purchases for fluctuations in aluminum prices based on accepted industry indices. In addition, a substantial amount of steel-based contracts also include an index-based component. As our costs change, we are able to pass through a portion of the changes in commodity prices to certain of our customers according to our LTSAs. We historically have not entered into long-term purchase contracts related to the purchase of aluminum and steel. We currently hold financial forward contracts that are intended to hedge forecasted aluminum purchases. Based on our forecasted demand for 2015 and 2016, as of June 30, 2015, the hedge contracts cover approximately 29% and 16% of our aluminum requirements, respectively. We do not hold financial instruments for trading or speculative purposes.

Assuming current levels of commodity purchases, a 10% increase or decrease in the price of aluminum and steel would correspondingly change our earnings by approximately $1 million and $4 million per year, respectively. This includes the partial offset of our hedging contracts described above.

Many of our LTSAs have incorporated a cost-sharing arrangement related to potential future commodity price fluctuations. Our hedging policy is that we hedge our exposure and do not hedge any portion of the customers’ exposure. For purposes of the sensitivity analysis above, the impact of these cost sharing arrangements has not been included.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information related to our repurchases of our common stock on a monthly basis in the three months ended June 30, 2015:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans(1)(2)
April 2015	742,300	$31.61	742,300	$437,622,107
May 2015	763,998	$31.14	763,998	$413,834,184
June 2015	1,257,100	$30.16	1,257,100	$375,926,074

Total	2,763,398	$30.82	2,763,398

(1)	These values reflect repurchases made under the stock repurchase program approved by our Board of Directors on October 30, 2014 authorizing $500 million of repurchases through December 31, 2016.
(2)	Includes approximately $9 million, or 317,900 shares, of repurchases settled in July 2015.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Description

10.39	Amendment No.11 to the Credit Agreement, dated as of April 7, 2015, among Allison Transmission Holdings, Inc., Allison Transmission, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties thereto as Lenders, Citicorp North America, Inc., as Administrative Agent and the other agents and arrangers parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 7, 2015)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLISON TRANSMISSION HOLDINGS, INC.

Date: July 28, 2015	By:	/s/ Lawrence E. Dewey
		Name:	Lawrence E. Dewey
		Title:	Chairman, President and Chief Executive Officer

Date: July 28, 2015	By:	/s/ David S. Graziosi
		Name:	David S. Graziosi
		Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Accounting Officer)