Form 10-Q
period 2015-09-30
Allison Transmission Holdings Inc
filed 2015-10-27
CIK 1411207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of October 13, 2015, there were 171,031,830 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Allison Transmission Holdings, Inc.

Condensed Consolidated Balance Sheets

(unaudited, dollars in millions, except share data)

	September 30, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$148.4	$263.0
Accounts receivable — net of allowance for doubtful accounts of $0.5 and $0.3, respectively	223.9	207.4
Inventories	155.3	143.5
Deferred income taxes, net	88.2	119.7
Other current assets	26.0	24.4

Total Current Assets	641.8	758.0
Property, plant and equipment, net	479.1	514.6
Intangible assets, net	1,439.1	1,512.0
Goodwill	1,941.0	1,941.0
Deferred income taxes, net	1.3	1.3
Other non-current assets	64.4	77.3

TOTAL ASSETS	$4,566.7	$4,804.2

LIABILITIES
Current Liabilities
Accounts payable	$140.9	$151.7
Product warranty liability	25.0	24.0
Current portion of long-term debt	22.6	17.9
Deferred revenue	22.5	20.6
Other current liabilities	105.0	131.7

Total Current Liabilities	316.0	345.9
Product warranty liability	56.9	59.6
Deferred revenue	54.0	48.7
Long-term debt	2,386.4	2,502.6
Deferred income taxes	287.2	238.2
Other non-current liabilities	251.7	211.4

TOTAL LIABILITIES	3,352.2	3,406.4
Commitments and contingencies (see NOTE O)

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 1,880,000,000 shares authorized, 171,029,830 shares issued and outstanding and 179,488,247 shares issued and outstanding, respectively	1.8	1.8
Non-voting common stock, $0.01 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Paid in capital	1,688.5	1,651.0
Accumulated deficit	(422.4)	(215.5)
Accumulated other comprehensive loss, net of tax	(53.4)	(39.5)

TOTAL STOCKHOLDERS’ EQUITY	1,214.5	1,397.8

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$4,566.7	$4,804.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited, dollars in millions, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net sales	$493.0	$553.3	$1,507.6	$1,583.0
Cost of sales	256.9	294.0	796.0	862.7

Gross profit	236.1	259.3	711.6	720.3
Selling, general and administrative expenses	86.6	87.5	235.6	255.8
Engineering — research and development	23.6	24.5	69.0	70.2
Environmental remediation	14.0	—	14.0	—
Loss associated with impairment of long-lived assets	—	—	1.3	—

Operating income	111.9	147.3	391.7	394.3
Interest income	0.1	0.3	0.5	0.7
Interest expense	(33.8)	(29.6)	(94.2)	(101.7)
Premiums and expenses on tender offer and redemption of long-term debt	(0.2)	—	(25.3)	—
Other expense, net	(4.2)	(1.7)	(3.6)	(3.0)

Income before income taxes	73.8	116.3	269.1	290.3
Income tax expense	(27.3)	(47.5)	(99.8)	(112.2)

Net income	$46.5	$68.8	$169.3	$178.1

Basic earnings per share attributable to common stockholders	$0.27	$0.38	$0.95	$0.99

Diluted earnings per share attributable to common stockholders	$0.27	$0.38	$0.95	$0.97

Dividends declared per common share	$0.15	$0.12	$0.45	$0.36

Comprehensive income, net of tax	$43.6	$60.6	$155.4	$171.8

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited, dollars in millions)

	Nine months ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$169.3	$178.1
Add (deduct) items included in net income not using (providing) cash:
Deferred income taxes	91.5	105.2
Amortization of intangible assets	72.9	74.1
Depreciation of property, plant and equipment	65.8	71.0
Premiums and expenses on tender offer and redemption of long-term debt	25.3	—
Unrealized loss (gain) on derivatives	17.5	(12.8)
Excess tax benefit from stock-based compensation	(8.2)	(12.8)
Stock-based compensation	7.2	11.1
Amortization of deferred financing costs	5.7	6.2
Loss associated with impairment of long-lived assets	1.3	—
Other	2.5	5.8
Changes in assets and liabilities:
Accounts receivable	(19.3)	(67.4)
Inventories	(16.0)	(3.7)
Accounts payable	(10.5)	33.0
Other assets and liabilities	(15.0)	28.2

Net cash provided by operating activities	390.0	416.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of long-lived assets	(30.1)	(37.6)
Investments in technology-related initiatives	(1.9)	(5.8)
Collateral for interest rate derivatives	—	1.7
Proceeds from disposal of assets	0.2	0.3

Net cash used for investing activities	(31.8)	(41.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases and redemption of long-term debt	(491.2)	—
Issuance of long-term debt	470.0	—
Repurchases of common stock	(296.3)	(249.8)
Payments on long-term debt	(110.2)	(88.4)
Dividend payments	(80.0)	(64.7)
Proceeds from exercise of stock options	22.5	34.6
Excess tax benefit from stock-based compensation	8.2	12.8
Debt financing fees	(7.7)	(1.0)
Taxes paid related to net share settlement of equity awards	(0.5)	(1.1)

Net cash used for financing activities	(485.2)	(357.6)
Effect of exchange rate changes on cash	12.4	6.4

Net (decrease) increase in cash and cash equivalents	(114.6)	23.4
Cash and cash equivalents at beginning of period	263.0	184.7

Cash and cash equivalents at end of period	$148.4	$208.1

Supplemental disclosures:
Interest paid	$75.4	$103.3
Income taxes paid	$5.0	$3.5

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

NOTE B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements as of and for the three and nine months ended September 30, 2015 and 2014 have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the condensed consolidated financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. The information herein reflects all normal recurring material adjustments, which are, in the opinion of management, necessary for the fair statements of the results for the periods presented. The condensed consolidated financial statements herein consist of all wholly-owned domestic and foreign subsidiaries with all significant intercompany transactions eliminated.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Significant estimates include, but are not limited to, allowance for doubtful accounts, sales allowances, government price adjustments, fair market values and future cash flows associated with goodwill, indefinite life intangibles, long-lived asset impairment tests, useful lives for depreciation and amortization, warranty liabilities, environmental liabilities, determination of discount and other assumptions for pension and other postretirement benefit expense, income taxes and deferred tax valuation allowances, derivative valuation, and contingencies. The Company’s accounting policies involve the application of judgments and assumptions made by management that include inherent risks and uncertainties. Actual results could differ materially from these estimates. Changes in estimates are recorded in results of operations in the period that the events or circumstances giving rise to such changes occur.

Recently Issued Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued authoritative accounting guidance to simplify the measurement of inventory. The guidance requires that inventory be measured at the lower of cost and net realizable value. When evidence exists that the net realizable value of inventory is lower than its cost, the difference shall be recognized as a loss in earnings in the period in which it occurs. Inventory measured using last-in, first-out and the retail inventory method are not impacted by the new guidance. The guidance is effective for public entities for interim and annual reporting periods beginning after December 15, 2016, but can be early-adopted. Management is assessing the potential impact of the adoption of this guidance on the Company’s consolidated financial statements.

In April 2015, the FASB issued authoritative accounting guidance to simplify the presentation of the debt issuance costs. The guidance requires that the debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The debt issuance costs related to line-of-credit arrangements can still be deferred and presented as an asset and subsequently amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The recognition and measurement guidance for debt issuance costs are not affected. The guidance is effective for public entities for interim and annual reporting periods beginning after December 15, 2015, but can be early-adopted. As of September 30, 2015, the Company has determined that approximately $29.9 million of debt issuance costs, net of accumulated amortization, could be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability under the guidance.

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

In May 2014, the FASB issued authoritative accounting guidance on a company’s accounting for revenue from contracts with customers. The guidance applies to all companies that enter into contracts with customers to transfer goods, services or nonfinancial assets. The guidance requires these companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires improved disclosures regarding the nature, timing, amount and uncertainty of revenue that is recognized. As originally proposed, the guidance was effective prospectively for interim and annual reporting periods beginning after December 15, 2016. On April 1, 2015, the FASB proposed a one-year deferral of the effective date. Under the proposal, the guidance would be effective on a retrospective or modified retrospective basis for public entities for interim and annual reporting periods beginning after December 15, 2017. The proposal also would permit both public and nonpublic entities to adopt the guidance as early as periods beginning after December 15, 2016. Early adoption prior to that date would not be permitted. In July 2015, the FASB proposed deferral was approved. Management is assessing the potential impact of the adoption of this guidance on the Company’s consolidated financial statements as well as considering the method of adoption.

NOTE C. INVENTORIES

Inventories consisted of the following components (dollars in millions):

	September 30, 2015	December 31, 2014
Purchased parts and raw materials	$69.2	$72.3
Work in progress	5.8	6.1
Service parts	45.8	46.5
Finished goods	34.5	18.6

Total inventories	$155.3	$143.5

Inventory components shipped to third parties, primarily cores, parts to re-manufacturers, and parts to contract manufacturers, which the Company has an obligation to buy back, are included in purchased parts and raw materials, with an offsetting liability in Other current liabilities. See NOTE K, “Other Current Liabilities” for more information.

NOTE D. GOODWILL AND OTHER INTANGIBLE ASSETS

As of September 30, 2015 and December 31, 2014, the carrying amount of the Company’s Goodwill was $1,941.0 million. The following presents a summary of other intangible assets (dollars in millions):

	September 30, 2015			December 31, 2014
	Intangible assets, gross	Accumulated amortization	Intangible assets, net	Intangible assets, gross	Accumulated amortization	Intangible assets, net
Other intangible assets:
Trade name	$870.0	$—	$870.0	$870.0	$—	$870.0
Customer relationships — defense	62.3	(30.4)	31.9	62.3	(27.9)	34.4
Customer relationships — commercial	831.8	(464.7)	367.1	831.8	(426.9)	404.9
Proprietary technology	476.3	(310.7)	165.6	476.3	(282.0)	194.3
Non-compete agreement	17.3	(14.1)	3.2	17.3	(12.8)	4.5
Patented technology — defense	28.2	(27.0)	1.2	28.2	(24.5)	3.7
Tooling rights	4.5	(4.4)	0.1	4.5	(4.3)	0.2
Patented technology — commercial	260.6	(260.6)	—	260.6	(260.6)	—

Total	$2,551.0	$(1,111.9)	$1,439.1	$2,551.0	$(1,039.0)	$1,512.0

As of September 30, 2015 and December 31, 2014, the net carrying value of our Goodwill and other intangibles was $3,380.1 million and $3,453.0 million, respectively.

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

Level 3 — Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At each balance sheet date, the Company performs an analysis of all instruments subject to authoritative accounting guidance and includes, in Level 3, all of those whose fair value is based on significant unobservable inputs. As of September 30, 2015 and December 31, 2014, the Company did not have any Level 3 financial assets or liabilities.

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

The following table summarizes the fair value of the Company’s financial assets and (liabilities) as of September 30, 2015 and December 31, 2014 (dollars in millions):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		TOTAL
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Cash equivalents	$76.0	$55.0	$—	$—	$76.0	$55.0
Available-for-sale securities	5.6	8.6	—	—	5.6	8.6
Rabbi trust assets	4.5	2.9	—	—	4.5	2.9
Deferred compensation obligation	(4.5)	(2.9)	—	—	(4.5)	(2.9)
Derivative assets	—	—	0.1	0.0	0.1	0.0
Derivative liabilities	—	—	(33.0)	(15.4)	(33.0)	(15.4)

Total	$81.6	$63.6	$(32.9)	$(15.4)	$48.7	$48.2

NOTE F. DEBT

Long-term debt and maturities are as follows (dollars in millions):

	September 30, 2015	December 31, 2014
Long-term debt:
Senior Secured Credit Facility Term B-2 Loan, variable, due 2017	$189.0	$283.6
Senior Secured Credit Facility Term B-3 Loan, variable, due 2019	2,220.0	1,765.6
Senior Notes, fixed 7.125%, due 2019	—	471.3

Total long-term debt	$2,409.0	$2,520.5
Less: current maturities of long-term debt	22.6	17.9

Total long-term debt less current portion	$2,386.4	$2,502.6

As of September 30, 2015, the Company had $189.0 million of indebtedness associated with Allison Transmission, Inc.’s (“ATI”), the Company’s wholly-owned subsidiary, Senior Secured Credit Facility Term B-2 Loan due 2017 (“Term B-2 Loan”) and $2,220.0 million of indebtedness associated with ATI’s Senior Secured Credit Facility Term B-3 Loan due 2019 (“Term B-3 Loan”) (together the Term B-2 Loan, Term B-3 Loan and revolving credit facility defined as the “Senior Secured Credit Facility”).

The fair value of the Company’s long-term debt obligations as of September 30, 2015 was $2,408.7 million. The fair value is based on quoted Level 2 market prices of the Company’s debt as of September 30, 2015. It is not expected that the Company would be able to repurchase a significant amount of its debt at these levels. The difference between the fair value and carrying value of the long-term debt is driven primarily by trends in the financial markets.

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

On April 7, 2015, ATI entered into an amendment with the term loan lenders under its Senior Secured Credit Facility to add up to an additional $470.0 million of Term B-3 Loan commitments and incur term loans in an aggregate principal amount of $470.0 million. The amendment also, among other things, (i) permits prepayment, repurchase or redemption of Allison’s 7.125% Senior Notes with the proceeds of the financing and (ii) resets the period for which a prepayment premium of 1.00% will apply in the event of a repricing transaction to the six-month anniversary of the closing date of the financing. With the exception of the items noted above, the terms (including maturity and pricing) of the financing are materially the same as the terms of the existing Term B-3 Loan outstanding. As a result of the newly structured Senior Secured Credit Facility, ATI recorded approximately $7.7 million as deferred financing fees in the Condensed Consolidated Balance Sheets. Immediately following the financing, ATI purchased $420.9 million of the tendered 7.125% Senior Notes using the proceeds from the financing in a cash payment equal to $1,042 per $1,000 aggregate principal amount of the 7.125% Senior Notes plus accrued and unpaid interest. Upon the payment, the supplemental indenture to the Indenture became operative. The purchase resulted in a loss (the premium between the purchase price of the notes and the face value of such notes) of $22.7 million including deferred financing fees written off.

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

The Senior Secured Credit Facility is collateralized by a lien on substantially all assets of the Company including all of ATI’s capital stock and all of the capital stock or other equity interest held by the Company, ATI and each of the Company’s existing and future U.S. subsidiary guarantors (subject to certain limitations for equity interests of foreign subsidiaries and other exceptions set forth in the terms of the Senior Secured Credit Facility). Interest on the Term B-2 Loan, as of September 30, 2015, is at the Company’s option, either (a) 2.75% over the LIBOR or (b) 1.75% over the greater of the prime lending rate provided by the British Banking Association or the federal funds effective rate published by the Federal Reserve Bank of New York plus 0.50%. Interest on the Term B-3 Loan, as of September 30, 2015, is equal to the LIBOR (which may not be less than 1.00%) plus 2.50% based on the Company’s total leverage ratio. As of September 30, 2015, these rates were approximately 2.95% and 3.50% on the Term B-2 Loan and Term B-3 Loan, respectively, and the weighted average rate on the Senior Secured Credit Facility was approximately 3.46%. The Senior Secured Credit Facility requires minimum quarterly principal payments on the Term B-2 Loan and Term B-3 Loan as well as prepayments from certain net cash proceeds of non-ordinary course asset sales and casualty and condemnation events and from a percentage of excess cash flow, if applicable. Due to voluntary prepayments, the Company has fulfilled all Term B-2 Loan required quarterly payments through its maturity date of 2017. For the three months and nine months ended September 30, 2015, the Company made principal payments of $0.0 million and $94.6 million on the Term B-2 loan, respectively, resulting in a total loss of $0.2 million associated with the write off of related deferred debt issuance costs. The minimum required quarterly principal payment on the Term B-3 Loan is $5.6 million and remains through its maturity date of 2019. As of September 30, 2015, there had been no payments required for certain net cash proceeds of non-ordinary course asset sales and casualty and condemnation events. The remaining principal balance on each loan is due upon maturity.

The Senior Secured Credit Facility also provides for a revolving credit facility of $465.0 million, net of an allowance for up to $75.0 million in outstanding letters of credit commitments. As of September 30, 2015, the Company had $455.3 million available under the revolving credit facility, net of $9.7 million in letters of credit. Revolving credit borrowings bear interest at a variable base rate plus an applicable margin based on the Company’s total leverage ratio. As of September 30, 2015, this rate would have been approximately 1.63%. In addition, there is an annual commitment fee, based on the Company’s total leverage ratio, which as of September 30, 2015, was equal to 0.25% of the average unused revolving credit borrowings available under the Senior Secured Credit Facility. Revolving credit borrowings are payable at the option of the Company throughout the term of the Senior Secured Credit Facility with the balance due in January 2019. The revolving portion of the Senior Secured Credit Facility requires the Company to maintain a specified maximum total senior secured leverage ratio of 5.50x when revolving loan commitments remain outstanding at the end of a fiscal quarter. In March 2014, however, the revolving lenders holding a majority of the revolving loan commitments permanently waived and agreed that no event of default would result from any non-compliance so long as there were no revolving loans outstanding as of the last day of any fiscal quarter. As of September 30, 2015, the Company had no revolving loans outstanding; however, the Company would have been in compliance with the maximum total senior secured leverage ratio, achieving a 3.08x ratio. Additionally, within the terms of the Senior Secured Credit Facility, a senior secured leverage ratio at or below 3.50x results in the elimination of excess cash flow payments on the Senior Secured Credit Facility for the applicable year. The Senior Secured Credit Facility also provides certain financial incentives based on our total leverage ratio. A total leverage ratio at or below 4.00x results in a 25 basis point reduction to the applicable margin on the revolving credit facility, and a total leverage ratio at or below 3.50x results in a 12.5 basis point reduction to the revolving credit facility commitment fee and an additional 25 basis point reduction to the applicable margin on the revolving credit facility. A total leverage ratio at or below 3.25x results in a 25 basis point reduction to the applicable margin on our Term B-3 Loan. These reductions would remain in effect as long as the Company achieves a total leverage ratio at or below the related threshold. As of September 30, 2015, the total leverage ratio was 3.08x.

In addition, the Senior Secured Credit Facility, among other things, includes customary restrictions (subject to certain exceptions) on the Company’s ability to incur certain indebtedness, grant certain liens, make certain investments, declare or pay certain dividends or repurchase shares of the Company’s common stock. As of September 30, 2015, the Company is in compliance with all covenants under the Senior Secured Credit Facility.

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

Interest Rate

The Company is subject to interest rate risk related to the Senior Secured Credit Facility and enters into interest rate swap contracts that are based on the LIBOR to manage a portion of this exposure. The Company has not elected hedge accounting treatment for these derivatives, and as a result, fair value adjustments are charged directly to Interest expense in the Condensed Consolidated Statements of Comprehensive Income. A summary of the Company’s interest rate derivatives as of September 30, 2015 and December 31, 2014 follows (dollars in millions):

	September 30, 2015		December 31, 2014
	Notional Amount	Fair Value	Notional Amount	Fair Value
3.44% Interest Rate Swap L, Aug 2016 – Aug 2019*	$75.0	$(3.9)	$75.0	$(2.3)
3.43% Interest Rate Swap M, Aug 2016 – Aug 2019*	100.0	(5.2)	100.0	(3.0)
3.37% Interest Rate Swap N, Aug 2016 – Aug 2019*	75.0	(3.7)	75.0	(2.1)
3.19% Interest Rate Swap O, Aug 2016 – Aug 2019*	75.0	(3.4)	75.0	(1.7)
3.08% Interest Rate Swap P, Aug 2016 – Aug 2019*	75.0	(3.1)	75.0	(1.5)
2.99% Interest Rate Swap Q, Aug 2016 – Aug 2019*	50.0	(2.0)	50.0	(0.9)
2.98% Interest Rate Swap R, Aug 2016 – Aug 2019*	50.0	(1.9)	50.0	(0.9)
2.73% Interest Rate Swap S, Aug 2016 – Aug 2019*	50.0	(1.6)	50.0	(0.5)
2.74% Interest Rate Swap T, Aug 2016 – Aug 2019*	75.0	(2.4)	75.0	(0.8)
2.66% Interest Rate Swap U, Aug 2016 – Aug 2019*	50.0	(1.5)	50.0	(0.4)
2.60% Interest Rate Swap V, Aug 2016 – Aug 2019*	50.0	(1.4)	50.0	(0.3)
2.40% Interest Rate Swap W, Aug 2016 – Aug 2019*	25.0	(0.5)	25.0	0.0
2.25% Interest Rate Swap X, Aug 2016 – Aug 2019*	50.0	(1.0)	—	—

* includes LIBOR floor of 1.00%	$800.0	$(31.6)	$750.0	$(14.4)

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

The following table summarizes the outstanding foreign currency forward contracts as of September 30, 2015 and December 31, 2014 (amounts in millions):

	September 30, 2015		December 31, 2014
	Notional Amount	Fair Value	Notional Amount	Fair Value
Japanese Yen (JPY)	¥300.0	$0.1	¥300.0	$(0.3)

		$0.1		$(0.3)

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

The following table summarizes the outstanding commodity swaps as of September 30, 2015 and December 31, 2014 (dollars in millions):

	September 30, 2015			December 31, 2014
	Notional Amount	Quantity	Fair Value	Notional Amount	Quantity	Fair Value
Aluminum	$9.2	5,000 metric tons	$(1.4)	$11.3	6,200 metric tons	$(0.7)
Natural Gas	$0.3	100,000 MMBtu	(0.0)	$0.2	60,000 MMBtu	0.0

			$(1.4)			$(0.7)

The following tabular disclosures further describe the Company’s derivative instruments and their impact on the financial condition of the Company (dollars in millions):

	September 30, 2015		December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Foreign currency contracts	Other current assets	$0.1	Other current liabilities	$(0.3)
Commodity contracts	Other non-current assets	0.0
	Other current and non-current liabilities	(1.4)	Other current and non-current liabilities	(0.7)
Interest rate contracts	Other current and non-current liabilities	(31.6)	Other non- current liabilities	(14.4)

Total derivatives not designated as hedging instruments		$(32.9)		$(15.4)

The fair values of the derivatives are recorded between Other current and non-current assets and Other current and non-current liabilities as appropriate in the Condensed Consolidated Balance Sheets. As of September 30, 2015, the amounts recorded to Other current and non-current liabilities for commodity contracts were ($1.0) million and ($0.4) million, respectively. The amounts recorded to Other current and non-current liabilities for interest rate contracts were ($1.8) million and ($29.8) million, respectively.

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

The impact on the Company’s Condensed Consolidated Statements of Comprehensive Income related to foreign currency and commodity contracts can be found in NOTE J, and the following tabular disclosure describes the location and impact on the Company’s results of operations related to unrealized (loss) gain on interest rate derivatives (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Location of impact on results of operations
Interest Expense	$(10.0)	$4.6	$(17.2)	$11.1

NOTE H. PRODUCT WARRANTY LIABILITIES

Product warranty liability activities consist of the following (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Beginning balance	$73.7	$86.7	$83.6	$90.5
Payments	(7.7)	(7.9)	(24.0)	(27.0)
Increase in liability (warranty issued during period)	5.0	7.2	16.2	20.0
Net adjustments to liability	10.8	(0.7)	5.8	1.5
Accretion (for Predecessor liabilities)	0.1	0.1	0.3	0.4

Ending balance	$81.9	$85.4	$81.9	$85.4

As of September 30, 2015, the current and non-current product warranty liabilities were $25.0 million and $56.9 million, respectively. As of September 30, 2014, the current and non-current product warranty liabilities were $23.2 million and $62.2 million, respectively.

During the third quarter of 2015, the Company recorded approximately $10.8 million of net adjustments to the product warranty liabilities associated with specific field action programs. As a result of the uncertainty surrounding the nature and frequency of specific field action programs, these liabilities will change as additional field information becomes available.

NOTE I. DEFERRED REVENUE

As of September 30, 2015, the current and non-current deferred revenue for Extended Transmission Coverage (“ETC”) were $22.5 million and $54.0 million, respectively. As of September 30, 2014, the current and non-current deferred revenue for ETC were $20.1 million and $47.9 million, respectively.

Deferred revenue for ETC activity (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Beginning balance	$74.7	$66.8	$69.0	$63.6
Increases	7.2	6.3	23.7	20.1
Revenue earned	(5.4)	(5.1)	(16.2)	(15.7)

Ending balance	$76.5	$68.0	$76.5	$68.0

Deferred revenue recorded in current liabilities related to unearned net sales for defense contracts as of September 30, 2015 and 2014 was approximately $0.0 million and $1.1 million, respectively.

NOTE J. OTHER EXPENSE, NET

Other expense, net consists of the following (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Loss on intercompany foreign exchange	$(2.8)	$(1.6)	$(1.9)	$(3.4)
Unrealized (loss) gain on derivative contracts (see NOTE G)	(0.7)	0.2	(0.4)	1.7
Realized loss on derivative contracts (see NOTE G)	(0.3)	(0.0)	(1.0)	(1.0)
(Loss) gain on foreign exchange	(0.1)	—	0.8	(0.5)
Grant program income	—	0.7	—	2.1
Gain on negotiation of commercial agreement	—	2.0	—	2.0
Impairment loss on investments in technology-related initiatives	—	(2.0)	—	(2.0)
Public offering fees and expenses	—	(0.3)	—	(1.4)
Loss on repayments and redemptions of long-term debt	—	(0.3)	(0.2)	(0.3)
Other	(0.3)	(0.4)	(0.9)	(0.2)

Total	$(4.2)	$(1.7)	$(3.6)	$(3.0)

NOTE K. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (dollars in millions):

	As of September 30, 2015	As of December 31, 2014
Payroll and related costs	$30.8	$50.9
Sales allowances	25.5	25.5
Vendor buyback obligation	11.8	13.2
Taxes payable	11.5	8.5
Defense price reduction reserve	10.1	16.2
Derivative liabilities	2.7	0.8
Accrued interest payable	0.6	5.2
Environmental liabilities	0.5	—
Other accruals	11.5	11.4

Total	$105.0	$131.7

NOTE L. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost consist of the following (dollars in millions):

	Pension Plans		Post-retirement Benefits
	Three months ended September 30,		Three months ended September 30,
	2015	2014	2015	2014
Net periodic benefit cost:
Service cost	$3.6	$3.3	$0.5	$0.5
Interest cost	1.3	1.3	1.3	1.5
Expected return on assets	(2.1)	(1.9)	—	—
Prior service cost	0.0	0.0	(0.9)	(0.9)
Gain	(0.1)	—	—	(0.2)

Net periodic benefit cost	$2.7	$2.7	$0.9	$0.9

	Pension Plans		Post-retirement Benefits
	Nine months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net periodic benefit cost:
Service cost	$10.8	$9.9	$1.7	$1.6
Interest cost	3.9	3.8	4.0	4.4
Expected return on assets	(6.3)	(5.7)	—	—
Prior service cost	0.0	0.0	(2.7)	(2.7)
Gain	(0.1)	—	—	(0.6)

Net periodic benefit cost	$8.3	$8.0	$3.0	$2.7

NOTE M. INCOME TAXES

For the three and nine months ended September 30, 2015, the Company recorded total tax expense of $27.3 million and $99.8 million, respectively. The effective tax rate for the three and nine months ended September 30, 2015 was 37.0% and 37.1%, respectively. For the three and nine months ended September 30, 2014, the Company recorded total tax expense of $47.5 million and $112.2 million, respectively. The effective tax rate for the three and nine months ended September 30, 2014 was 40.8% and 38.6%, respectively. The change in effective tax rates was driven by the change in discrete activity.

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

In accordance with the FASB’s authoritative guidance on accounting for uncertainty in income taxes, the Company has recorded a liability of $2.3 million for unrecognized tax benefits related to a 2010 Research & Development Credit as of September 30, 2015 and December 31, 2014. The accounting guidance prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For the year ended December 31, 2014, the return will remain subject to examination by the various taxing authorities for the duration of the applicable statute of limitations (generally three years from the later of the date of filing or the due date of the return).

NOTE N. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables reconcile changes in Accumulated other comprehensive loss (“AOCL”) by component (net of tax, dollars in millions):

	Three months ended
	Available-for- sale securities	Defined benefit pension items	Foreign currency items	Total
AOCL as of June 30, 2014	$0.6	$(9.1)	$(10.6)	$(19.1)

Other comprehensive loss before reclassifications	(1.5)	—	(6.6)	(8.1)
Amounts reclassified from AOCL	—	(1.1)	—	(1.1)
Income tax	0.6	0.4	—	1.0

Net current period other comprehensive loss	$(0.9)	$(0.7)	$(6.6)	$(8.2)

AOCL as of September 30, 2014	$(0.3)	$(9.8)	$(17.2)	$(27.3)

AOCL as of June 30, 2015	$(3.8)	$(18.1)	$(28.6)	$(50.5)

Other comprehensive loss before reclassifications	(0.2)	—	(2.1)	(2.3)
Amounts reclassified from AOCL	—	(0.9)	—	(0.9)
Income tax	0.0	0.3	—	0.3

Net current period other comprehensive loss	$(0.2)	$(0.6)	$(2.1)	$(2.9)

AOCL as of September 30, 2015	$(4.0)	$(18.7)	$(30.7)	$(53.4)

	Nine months ended
	Available-for- sale securities	Defined benefit pension items	Foreign currency items	Total
AOCL as of December 31, 2013	$1.1	$(7.9)	$(14.2)	$(21.0)

Other comprehensive loss before reclassifications	(2.2)	—	(3.0)	(5.2)
Amounts reclassified from AOCL	—	(3.1)	—	(3.1)
Income tax	0.8	1.2	—	2.0

Net current period other comprehensive loss	$(1.4)	$(1.9)	$(3.0)	$(6.3)

AOCL as of September 30, 2014	$(0.3)	$(9.8)	$(17.2)	$(27.3)

AOCL as of December 31, 2014	$(0.9)	$(17.0)	$(21.6)	$(39.5)

Other comprehensive loss before reclassification	(4.9)	—	(9.1)	(14.0)
Amounts reclassified from AOCL	—	(2.7)	—	(2.7)
Income tax	1.8	1.0	—	2.8

Net current period other comprehensive loss	$(3.1)	$(1.7)	$(9.1)	$(13.9)

AOCL as of September 30, 2015	$(4.0)	$(18.7)	$(30.7)	$(53.4)

The following tables show the location in the Condensed Consolidated Statements of Comprehensive Income affected by reclassifications from AOCL (dollars in millions):

	Amounts reclassified from AOCL		Affected line item in the Condensed Consolidated Statements of Comprehensive Income
AOCL Components	Three months ended September 30, 2015	Three months ended September 30, 2014
Amortization of defined benefit pension items:
Prior service cost	$0.8	$0.8	Cost of sales
	0.1	0.1	Selling, general and administrative
	0.0	0.0	Engineering – research and development
Actuarial loss	—	0.2	Cost of sales
	—	0.0	Selling, general and administrative
	—	0.0	Engineering – research and development

Total reclassifications, before tax	$0.9	$1.1	Income before income taxes
Income tax expense	(0.3)	(0.4)	Tax expense

Total reclassifications	$0.6	$0.7	Net of tax

	Amounts reclassified from AOCL		Affected line item in the Condensed Consolidated Statements of Comprehensive Income
AOCL Components	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Amortization of defined benefit pension items:
Prior service cost	$2.4	$2.4	Cost of sales
	0.3	0.2	Selling, general and administrative
	0.0	0.0	Engineering – research and development
Actuarial loss	—	0.5	Cost of sales
	—	0.0	Selling, general and administrative
	—	0.0	Engineering – research and development

Total reclassifications, before tax	$2.7	$3.1	Income before income taxes
Income tax expense	(1.0)	(1.2)	Tax expense

Total reclassifications	$1.7	$1.9	Net of tax

Prior service cost and actuarial loss are included in the computation of the Company’s net periodic benefit cost. Please see NOTE L for additional details.

NOTE O. COMMITMENTS AND CONTINGENCIES

Environmental Matters

Under the asset purchase agreement with General Motors Corporation (“Old GM”), Old GM agreed to indemnify the Company against certain environmental liabilities, including pre-acquisition offsite waste disposal from the Company’s facilities, former facilities associated with the business and any properties or facilities relating to the business that Old GM retained. While the Company is responsible for environmental liabilities that arise due to post-acquisition activities, General Motors Company (“GM”), as successor to Old GM’s obligations, has continued to perform remedial activities at the Company’s Indianapolis, Indiana manufacturing facilities relating to historical soil and groundwater contamination at the facilities. GM’s activities are referred to as the “Corrective Action” plan, pursuant to the asset purchase agreement, whereby it retained responsibility for completing all obligations covered by a voluntary Corrective Action Agreement that Old GM entered with the U.S. Environmental Protection Agency (“EPA”).

During the third quarter of 2015, the EPA determined that GM’s remedial activities were complete and that the migration of any contamination is under control, resulting in the Company assuming responsibility for operating, monitoring and maintaining the ongoing Corrective Action activities through an agreed order of consent (“AOC”) with the EPA.

As a result of the AOC, the Company has determined that appropriate liabilities for the operating, monitoring and maintaining the ongoing remedial activities can be reasonably estimated. As of September 30, 2015, the Company recorded approximately $14.0 million for the estimated undiscounted liabilities to be paid out over the next 30 years, including approximately $0.5 million recorded to Other current liabilities and approximately $13.5 million to Other non-current liabilities. The recorded liabilities will be adjusted periodically as remediation efforts progress or as additional technical, regulatory or legal information becomes available. The Company expects to fund the expenditures for these activities from operating cash flow.

With the AOC, financial assurance is required by the EPA to complete the operation, monitoring and maintenance activities in the event we fail to do so. This financial assurance can take a variety of forms including, but not limited to meeting certain financial metrics, providing a letter of credit, or securing a bond or an insurance policy. The amount and method by which the Company will be required to fulfill is expected to be determined by early 2016.

It is the Company’s policy to record liabilities for environmental matters when remedial efforts are probable and the costs can be reasonably estimated. For other environmental matters, please refer to Part I, Item 1 and Item 1A in our 2014 Annual Report on Form 10-K.

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

NOTE Q. EARNINGS PER SHARE

The Company presents both basic and diluted earnings per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted EPS is calculated by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during the reporting period that are calculated using the treasury stock method for stock-based awards. The treasury stock method assumes that the Company uses the proceeds from the exercise of awards to repurchase common stock at the average market price during the period. The assumed proceeds under the treasury stock method include the purchase price that the grantee will pay in the future, compensation cost for future service that the Company has not yet recognized and any tax benefits that would be credited to additional paid-in-capital when the award generates a tax deduction. If there would be a shortfall resulting in a charge to additional paid-in-capital, such an amount would be a reduction of the proceeds to the extent of the gains. The diluted weighted-average common shares outstanding exclude the anti-dilutive effect of certain stock options since such options had an exercise price in excess of the monthly average market value of our common stock. As of September 30, 2015, 0.7 million of outstanding stock options were not included in the diluted EPS computation because they were anti-dilutive.

The following table reconciles the numerators and denominators used to calculate basic EPS and diluted EPS (in millions, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net income	$46.5	$68.8	$169.3	$178.1

Weighted average shares of common stock outstanding	174.0	178.8	177.5	179.9
Dilutive effect stock-based awards	1.0	2.1	1.5	2.9

Diluted weighted average shares of common stock outstanding	175.0	180.9	179.0	182.8

Basic earnings per share attributable to common stockholders	$0.27	$0.38	$0.95	$0.99

Diluted earnings per share attributable to common stockholders	$0.27	$0.38	$0.95	$0.97

NOTE R. COMMON STOCK

The Company’s current stock repurchase program was announced on October 30, 2014. The Board authorized management to repurchase up to $500.0 million of its common stock on the open market or through privately negotiated transactions through December 31, 2016. The timing and amount of stock repurchases are subject to market conditions and corporate needs. This stock repurchase program may be extended, modified, suspended or discontinued at any time at the Board’s discretion. During the three months and nine months ended September 30, 2015, the Company repurchased approximately $172.2 million and $296.3 million, respectively, of its common stock under the repurchase program. All of the repurchase transactions during the third quarter of 2015 were settled in cash during the same period.

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

Trends Impacting Our Business

We expect our full year 2015 net sales to decrease year-over-year principally due to increased demand in the North America On-Highway end market being more than offset by the elevated level of uncertainty and dearth of near-term visibility in the global Off-Highway and Service Parts, Support Equipment and Other end markets, previously considered reductions in U.S. defense spending, continued weakness in the Outside North America On-Highway end market and lower demand for North America Hybrid-Propulsion Systems for Transit Bus due to engine emissions improvements and non-hybrid alternatives. We also expect fourth quarter net sales to be lower than the same period in 2014. The anticipated year-over-year decrease in fourth quarter net sales is expected to occur due to lower demand in the global Off-Highway and Defense end markets.

Third Quarter Net Sales by End Market (in millions)

End Market	Q3 2015 Net Sales	Q3 2014 Net Sales	% Variance
North America On-Highway	$262	$256	2%
North America Hybrid-Propulsion Systems for Transit Bus	12	23	(48%)
North America Off-Highway	12	30	(60%)
Defense	34	35	(3%)
Outside North America On-Highway	67	73	(8%)
Outside North America Off-Highway	4	18	(78%)
Service Parts, Support Equipment and Other	102	118	(14%)

Total Net Sales	$493	$553	(11%)

North America On-Highway end market net sales were up 2% for the third quarter 2015 compared to the third quarter 2014, principally driven by higher demand for Highway Series models.

North America Hybrid-Propulsion Systems for Transit Bus end market net sales were down 48% for the third quarter 2015 compared to the third quarter 2014, principally driven by lower demand due to engine emissions improvements and non-hybrid alternatives that generally require a fully-automatic transmission (e.g. xNG).

North America Off-Highway end market net sales were down 60% for the third quarter 2015 compared to the third quarter of 2014, principally driven by lower demand from hydraulic fracturing applications.

Defense end market net sales were down 3% for the third quarter 2015 compared to the third quarter 2014, principally driven by reductions in U.S. defense spending to longer term averages experienced during periods without active conflicts.

Outside North America On-Highway end market net sales were down 8% for the third quarter 2015 compared to the third quarter 2014, principally driven by lower demand in China partially offset by higher demand in Europe.

Outside North America Off-Highway end market net sales were down 78% for the third quarter 2015 compared to the third quarter 2014, principally driven by lower demand in the energy sector.

Service parts, support equipment and other end market net sales were down 14% for the third quarter 2015 compared to the third quarter 2014, principally driven by lower demand for North America service parts.

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

Cost of sales

Our primary components of cost of sales are purchased parts, the overhead expense related to our manufacturing operations and direct labor associated with the manufacture and assembly of transmissions and parts. For the nine months ended September 30, 2015, direct material costs were approximately 68%, overhead costs were approximately 25%, and direct labor costs were approximately 7% of total cost of sales. We are subject to changes in our cost of sales caused by movements in underlying commodity prices. We seek to hedge against this risk by using commodity swap contracts and long-term supply agreements (“LTSAs”). See Part I, “Item 3 Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk” included below.

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

	For the three months ended September 30,		For the nine months ended September 30,
(unaudited, in millions)	2015	2014	2015	2014
Net income	$46.5	$68.8	$169.3	$178.1
plus:
Interest expense, net	33.7	29.3	93.7	101.0
Cash interest expense	(21.8)	(34.7)	(75.4)	(103.3)
Income tax expense	27.3	47.5	99.8	112.2
Cash income taxes	(1.1)	(0.4)	(5.0)	(3.5)
Amortization of intangible assets	24.3	24.7	72.9	74.1
Environmental remediation (a)	14.0	—	14.0	—
Loss associated with impairment of long-lived assets (b)	—	—	1.3	—
Technology-related investment expense (c)	—	2.0	—	2.0
Public offering expenses (d)	—	0.3	—	1.4

Adjusted net income	$122.9	$137.5	$370.6	$362.0
Cash interest expense	21.8	34.7	75.4	103.3
Cash income taxes	1.1	0.4	5.0	3.5
Depreciation of property, plant and equipment	22.4	23.6	65.8	71.0
Premiums and expenses on tender offer and redemption of long-term debt (e)	0.2	—	25.3	—
Unrealized loss on foreign exchange (f)	2.8	2.0	1.6	3.4
Unrealized loss (gain) on commodity hedge contracts (g)	0.7	(0.6)	0.7	(1.7)
Dual power inverter module units extended coverage (h)	(0.3)	—	(2.1)	—
Restructuring charge (i)	—	—	—	0.7
Loss on repayments of long-term debt (j)	—	0.3	0.2	0.3
Other (k)	2.5	3.9	7.2	11.2

Adjusted EBITDA	$174.1	$201.8	$549.7	$553.7
Adjusted EBITDA excluding technology-related license expenses (l)	$174.3	$201.8	$549.9	$557.0

Net sales	$493.0	$553.3	$1,507.6	$1,583.0
Adjusted EBITDA margin	35.3%	36.5%	36.5%	35.0%
Adjusted EBITDA margin excluding technology-related licenses expenses (l)	35.4%	36.5%	36.5%	35.2%
Net cash provided by operating activities	$156.3	$174.0	$390.0	$416.0
(Deductions) or additions to reconcile to Adjusted free cash flow:
Additions of long-lived assets	(15.2)	(14.9)	(30.1)	(37.6)
Excess tax benefit from stock-based compensation (m)	0.2	5.0	8.2	12.8
Technology-related license expenses (l)	0.2	—	0.2	3.3

Adjusted free cash flow	$141.5	$164.1	$368.3	$394.5

(a)	Represents environmental remediation expenses for ongoing environmental operating, monitoring and maintenance activities at our Indianapolis, Indiana manufacturing facilities as a result of the U.S. Environmental Protection Agency (“EPA”) determining that we are responsible for future operating, monitoring and maintenance activities, and that General Motors Company’s (“GM”) environmental remediation activities, pursuant the asset purchase agreement, were completed in the third quarter of 2015.
(b)	Represents a charge associated with the impairment of long-lived assets related to the production of the H3000 and H4000 hybrid-propulsion systems.
(c)	Represents a charge (recorded in Other expense, net) for investments in co-development agreements to expand our position in transmission technologies.
(d)	Represents fees and expenses (recorded in Other expense, net) related to our secondary offerings in September 2014, June 2014, April 2014 and February 2014.
(e)	Represents premiums and expenses related to the tender offer and redemption of Allison Transmission, Inc.’s, (“ATI”), our wholly owned subsidiary, 7.125% senior cash pay notes due May 2019 (“7.125% Senior Notes”).
(f)	Represents losses (recorded in Other expense, net) on the mark-to-market of our foreign currency hedge contracts and on intercompany financing transactions related to our India facility.
(g)	Represents losses (gains) (recorded in Other expense, net) on the mark-to-market of our commodity hedge contracts.
(h)	Represents an adjustment (recorded in Selling, general and administrative expenses) associated with the Dual Power Inverter Module (“DPIM”) extended coverage program liability. The DPIM liability will continue to be reviewed for any changes in estimates as additional claims data and field information become available.
(i)	Represents a charge (recorded in Selling, general and administrative, and Engineering—research and development) related to employee headcount reductions in the second quarter of 2014.
(j)	Represents losses (recorded in Other expense, net) realized on the repayments of ATI’s long-term debt.
(k)	Represents employee stock compensation expense (recorded in Cost of sales, Selling, general and administrative expenses, and Engineering – research and development).
(l)	Represents payments (recorded in Engineering – research and development) for licenses to expand our position in transmission technologies.
(m)	Represents the amount of tax benefit (recorded in Income tax expense) related to stock-based compensation adjusted from cash flows from operating activities to cash flows from financing activities.

Results of Operations

Comparison of three months ended September 30, 2015 and 2014

The following table sets forth certain financial information for the three months ended September 30, 2015 and 2014. The following table and discussion should be read in conjunction with the information contained in our condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Three months ended September 30,
(unaudited, dollars in millions)	2015	% of net sales	2014	% of net sales
Net sales	$493.0	—	$553.3	—
Cost of sales	256.9	52%	294.0	53%

Gross profit	236.1	48%	259.3	47%
Operating expenses:
Selling, general and administrative expenses	86.6	18	87.5	16
Engineering — research and development	23.6	5	24.5	4
Environmental remediation	14.0	2	—	—
Total operating expenses	124.2	25	112.0	20

Operating income	111.9	23	147.3	27
Other expense, net:
Interest expense, net	(33.7)	(7)	(29.3)	(5)
Premiums and expenses on tender offer and redemption of long-term debt	(0.2)	(0)	—	—
Other expense, net	(4.2)	(1)	(1.7)	(0)

Total other expense, net	(38.1)	(8)	(31.0)	(5)

Income before income taxes	73.8	15	116.3	22
Income tax expense	(27.3)	(6)	(47.5)	(9)

Net income	$46.5	9%	$68.8	13%

Net sales

Net sales for the quarter ended September 30, 2015 were $493.0 million compared to $553.3 million for the quarter ended September 30, 2014, a decrease of 11%. The decrease was principally driven by a $18.0 million, or 60%, decrease in net sales of North American off-highway products driven by lower demand from hydraulic fracturing applications, a $16.0 million, or 14%, decrease in net sales of parts and other products driven by lower demand for North America service parts, a $14.0 million, or 78%, decrease in net sales of Outside North America off-highway products driven by lower demand from the energy sector, a $11.0 million, or 48%, decrease in net sales of North America hybrid-propulsion systems for transit buses driven by lower demand due to engine emissions improvements and non-hybrid alternatives that generally require a fully-automatic transmission (e.g. xNG), a $6.0 million, or 8%, decrease in net sales of Outside North America on-highway products driven by lower demand in China partially offset by higher demand in Europe and a $1.0 million, or 3%, decrease in net sales of defense products driven by lower U.S. defense spending, partially offset by a $6.0 million, or 2%, increase in net sales of North America on-highway commercial products driven by higher demand from Highway Series models. See “Trends Impacting Our Business” above for additional information on net sales by end markets.

Cost of sales

Cost of sales for the quarter ended September 30, 2015 was $256.9 million compared to $294.0 million for the quarter ended September 30, 2014, a decrease of 13%. The decrease was principally driven by approximately $26.0 million of decreased direct material costs commensurate with decreased sales, $3.4 million of lower incentive compensation, $2.0 million of favorable direct material costs, and lower manufacturing cost commensurate with decreased sales and consistent with historical trends and management’s expectations given the respective change in sales volume.

Gross profit

Gross profit for the quarter ended September 30, 2015 was $236.1 million compared to $259.3 million for the quarter ended September 30, 2014, a decrease of 9%. The decrease was principally driven by $35.0 million related to decreased sales volume, partially offset by $5.0 million of price increases on certain products, $2.0 million of favorable material costs and $3.4 million of lower incentive compensation expense. Gross profit as a percent of net sales increased 1%, principally driven by price increases on certain products and favorable material costs.

Selling, general and administrative expenses

Selling, general and administrative expenses for the quarter ended September 30, 2015 were $86.6 million compared to $87.5 million for the quarter ended September 30, 2014, a decrease of 1%. The decrease was principally driven by $3.4 million of lower incentive compensation expense, $1.3 million of lower stock-based compensation expense and reduced global commercial spending activities, partially offset by $7.0 million of unfavorable product warranty adjustments.

Engineering — research and development

Engineering expenses for the quarter ended September 30, 2015 were $23.6 million compared to $24.5 million for the quarter ended September 30, 2014, a decrease of 4%. The decrease was principally driven by $1.4 million of lower incentive compensation expense, partially offset by $0.2 million of technology-related license expenses to expand our position in transmission technologies.

Environmental remediation

During the third quarter of 2015, the EPA determined that GM’s environmental remediation activities at our Indianapolis, Indiana manufacturing facilities were complete, resulting in us assuming responsibility for future operating, monitoring and maintenance activities. As of September 30, 2015, we recorded approximately $14.0 million for the related environmental remediation expenses.

Interest expense, net

Interest expense, net for the quarter ended September 30, 2015 was $33.7 million compared to $29.3 million for the quarter ended September 30, 2014, an increase of 15%. The increase was principally driven by $14.6 million of unfavorable mark-to-market adjustments for our interest rate derivatives and $4.0 million of higher interest expense as a result of the addition of $470.0 million to our Term B-3 Loan in April 2015, partially offset by $8.4 million of lower interest expense as a result of the repurchase and redemption of our 7.125% Senior Notes during the second quarter of 2015, $2.7 million of lower interest expense as a result of the maturity of $950.0 million of interest rate derivatives, $1.6 million of lower interest expense as a result of debt repayments, $1.0 million of lower interest expense as a result of lower interest rates on ATI’s Senior Secured Credit Facility Term B-2 Loan due 2017 (“Term B-2 Loan”) and ATI’s Senior Secured Credit Facility Term B-3 Loan due 2019 (“Term B-3 Loan”) (together, the Term B-2 Loan, Term B-3 Loan and revolving credit facility defined as the “Senior Secured Credit Facility”) and $0.5 million of lower amortization of deferred financing charges.

Other expense, net

Other expense, net for the quarter ended September 30, 2015 was $4.2 million compared to $1.7 million for the quarter ended September 30, 2014. The increase in Other expense, net was principally driven by a $2.0 million 2014 gain related to the negotiation of a commercial agreement, $1.2 million of higher foreign exchange losses on intercompany financing, $0.7 million of 2014 Grant Program income, $0.9 million of unrealized losses on derivative contracts and $0.3 million of realized losses on derivative contracts, partially offset by a $2.0 million of 2014 loss on investments in technology-related initiatives, $0.3 million of lower expenses related to debt repayments and $0.3 million of 2014 public offering expenses.

Income tax expense

Income tax expense for the quarter ended September 30, 2015 was $27.3 million resulting in an effective tax rate of 37.0% versus an effective tax rate of 40.8% in the quarter ended September 30, 2014. The change in effective tax rate was principally driven by the change in discrete activity.

Comparison of nine months ended September 30, 2015 and 2014

The following table sets forth certain financial information for the nine months ended September 30, 2015 and 2014. The following table and discussion should be read in conjunction with the information contained in our condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Nine months ended September 30,
(unaudited, dollars in millions)	2015	% of net sales	2014	% of net sales
Net sales	$1,507.6	—	$1,583.0	—
Cost of sales	796.0	53%	862.7	54%

Gross profit	711.6	47	720.3	46
Operating expenses:
Selling, general and administrative expenses	235.6	16	255.8	16
Engineering — research and development	69.0	4	70.2	5
Environmental remediation	14.0	1	—	—
Loss associated with impairment of long-lived assets	1.3	0	—	—
Total operating expenses	319.9	21	326.0	21

Operating income	391.7	26	394.3	25
Other expense, net:
Interest expense, net	(93.7)	(6)	(101.0)	(7)
Premiums and expenses on tender offer and redemption of long-term debt	(25.3)	(2)	—	—
Other expense, net	(3.6)	(0)	(3.0)	(0)

Total other expense, net	(122.6)	(8)	(104.0)	(7)

Income before income taxes	269.1	18	290.3	18
Income tax expense	(99.8)	(7)	(112.2)	(6)

Net income	$169.3	11%	$178.1	12%

Net sales

Net sales for the nine months ended September 30, 2015 were $1,507.6 million compared to $1,583.0 million for the nine months ended September 30, 2014, a decrease of 5%. The decrease was principally driven by a $37.0 million, or 11%, decrease in net sales of parts and other products driven by lower demand for North America service parts, a $35.0 million, or 56%, decrease in net sales of Outside North America off-highway products driven by lower demand from the energy and mining sectors, a $30.0 million, or 25%, decrease in net sales of defense products driven by the recognition of previously deferred revenue in 2014 related to shipment of certain tracked transmissions at the request of the U.S. government and lower U.S. defense spending, a $25.0 million, or 33%, decrease in net sales of North America hybrid-propulsion systems for transit buses driven by lower demand due to engine emissions improvements, a $21.0 million, or 32%, decrease in net sales of North American off-highway products driven by lower demand from hydraulic fracturing applications and a $2.0 million, or 1%, decrease in net sales of Outside North America on-highway products driven by lower demand in China partially offset by higher demand in Europe, partially offset by a $75.0 million, or 10%, increase in net sales of North America on-highway commercial products driven by higher demand from Rugged Duty Series and Highway Series models. See “Trends Impacting Our Business” above for additional information on net sales by end markets.

Cost of sales

Cost of sales for the nine months ended September 30, 2015 was $796.0 million compared to $862.7 million for the nine months ended September 30, 2014, a decrease of 8%. The decrease was principally driven by approximately $40.0 million of decreased direct material costs commensurate with decreased sales, $8.0 million of favorable direct material costs, $5.8 million of lower incentive compensation, and lower manufacturing cost commensurate with decreased sales and consistent with historical trends and management’s expectations given the respective change in sales volume.

Gross profit

Gross profit for the nine months ended September 30, 2015 was $711.6 million compared to $720.3 million for the nine months ended September 30, 2014, a decrease of 1%. The decrease was principally driven by $42.0 million related to decreased sales volume, partially offset by $19.0 million of price increases on certain products, $8.0 million of favorable material costs and $5.8 million of lower incentive compensation expense. Gross profit as a percent of net sales increased 1%, principally driven by price increases on certain products and favorable material costs.

Selling, general and administrative expenses

Selling, general and administrative expenses for the nine months ended September 30, 2015 were $235.6 million compared to $255.8 million for the nine months ended September 30, 2014, a decrease of 8%. The decrease was principally driven by $7.0 million of lower incentive compensation expense, $3.5 million of lower stock-based compensation expense, $3.0 million of favorable product warranty adjustments and reduced global commercial spending activities.

Engineering — research and development

Engineering expenses for the nine months ended September 30, 2015 were $69.0 million compared to $70.2 million for the nine months ended September 30, 2014, a decrease of 2%. The decrease was principally driven by $3.1 million of lower technology-related license expenses to expand our position in transmission technologies and $3.0 million of lower incentive compensation expense, partially offset by increased product initiatives spending.

Environmental remediation

During the third quarter of 2015, the EPA determined that GM’s environmental remediation activities at our Indianapolis, Indiana manufacturing facilities were complete, resulting in us assuming responsibility for future operating, monitoring and maintenance activities. As of September 30, 2015, we recorded approximately $14.0 million for the related environmental remediation expenses.

Loss associated with impairment of long-lived assets

During the first quarter of 2015, we recorded a $1.3 million impairment loss associated with the production of the H3000 and H4000 hybrid-propulsion systems. The loss included $1.0 million of accrued expenses and a $0.3 million impairment of long-lived assets.

Interest expense, net

Interest expense, net for the nine months ended September 30, 2015 was $93.7 million compared to $101.0 million for the nine months ended September 30, 2014, a decrease of 7%. The decrease was principally driven by $18.8 million of lower interest expense as a result of the maturity of $950.0 million of interest rate derivatives, $15.9 million of lower interest expense as a result of the repurchase and redemption of our 7.125% Senior Notes during the second quarter of 2015, $4.5 million of lower interest expense as a result of debt repayments and $2.8 million of lower interest expense as a result of lower interest rates on the Term B-2 Loan and Term B-3 Loan and $1.4 million of lower amortization of deferred financing charges, partially offset by $28.3 million of unfavorable mark-to-market adjustments for our interest rate derivatives and $7.6 million of higher interest expense as a result of the addition of $470.0 million to our Term B-3 Loan in April 2015.

Premiums and expenses on tender offer and redemption of long-term debt

In April 2015, we completed a cash tender offer to purchase any and all of our outstanding 7.125% Senior Notes. The tender offer resulted in the repurchase of $420.9 million of our 7.125% Senior Notes in April 2015. In May 2015, we redeemed the remaining $50.4 million of our outstanding 7.125% Senior Notes, resulting in premiums and expenses of $25.3 million for the nine months ended September 30, 2015.

Other expense, net

Other expense, net for the nine months ended September 30, 2015 was $3.6 million compared to 3.0 million for the nine months ended September 30, 2014, an increase of 20%. The increase in Other expense, net was principally driven by $2.1 million of 2014 Grant Program income, a $2.0 million 2014 gain related to the negotiation of a commercial agreement, $2.1 million of unrealized losses on derivative contracts, and $0.7 million of higher miscellaneous expenses, partially offset by a $2.0 million 2014 loss on investments in technology-related initiatives, $1.5 million of lower foreign exchange losses on intercompany financing, $1.4 million of 2014 public offering expenses, $1.3 million of favorable foreign exchange and $0.1 million of lower expenses related to debt repayments.

Income tax expense

Income tax expense for the nine months ended September 30, 2015 was $99.8 million resulting in an effective tax rate of 37.1% versus an effective tax rate of 38.6% for the nine months ended September 30, 2014. The change in effective tax rate was principally driven by the change in discrete activity.

Liquidity and Capital Resources

We generate cash primarily from our operating activities to fund our operating, investing and financing activities. Our principal uses of cash are operating expenses, capital expenditures, debt service, stock repurchases, dividends on common stock and working capital needs. We had total available cash and cash equivalents of $148.4 million and $263.0 million as of September 30, 2015 and December 31, 2014, respectively. Of the available cash and cash equivalents, approximately $72.4 million and $208.0 million were deposited in operating accounts while approximately $76.0 million and $55.0 million were invested in U.S. government backed securities as of September 30, 2015 and December 31, 2014, respectively.

As of September 30, 2015, the total of cash and cash equivalents held by foreign subsidiaries was $47.5 million, the majority of which was located in Europe, India and China. The geographic location of our cash aligns with our business growth strategy. We manage our worldwide cash requirements considering available funds among the subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. As a result, we do not anticipate any local liquidity restrictions to preclude us from funding our targeted expectations or operating needs with local resources.

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

As of September 30, 2015, we had $189.0 million of indebtedness associated with our Term B-2 Loan and $2,220.0 million of indebtedness associated with our Term B-3 Loan. Our ability to make payments on and to refinance our indebtedness, and to fund planned capital expenditures will depend on our ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control. We made principal payments of $5.6 million and $110.2 million on the Senior Secured Credit Facility for the three months and nine months ended September 30, 2015, respectively.

The Senior Secured Credit Facility also provides for $465.0 million, net of an allowance for up to $75.0 million in outstanding letters of credit commitments. As of September 30, 2015, we had $455.3 million available under the revolving credit facility, net of $9.7 million in letters of credit. Additionally within the terms of the Senior Secured Credit Facility, a senior secured leverage ratio at or below 3.50x results in the elimination of excess cash flow payments on the Senior Secured Credit Facility for the applicable year. The Senior Secured Credit Facility provides certain financial incentives based on our total leverage ratio. A total leverage ratio at or below 4.00x results in a 25 basis point reduction to the applicable margin on our revolving credit facility, and a total leverage ratio at or below 3.50x results in a 12.5 basis point reduction to the revolving credit facility commitment fee and an additional 25 basis point reduction to the applicable margin on our revolving credit facility. A total leverage ratio at or below 3.25x results in a 25 basis point reduction to the applicable margin on our Term B-3 Loan. These reductions would remain in effect as long as we achieve a total leverage ratio at or below the related threshold. As of September 30, 2015, the total leverage ratio was 3.08x.

In addition to the maximum total senior secured leverage ratio for the revolving portion of the Senior Secured Credit Facility, the Senior Secured Credit Facility includes, among other things, customary restrictions (subject to certain exceptions) on our ability to incur certain indebtedness or liens, make certain investments, declare or pay certain dividends or repurchase shares of our common stock. As of September 30, 2015, we are in compliance with all covenants under the Senior Secured Credit Facility.

Our credit ratings are reviewed regularly by major debt ratings agencies such as Standard and Poor’s, Moody’s Investors Service and Fitch Ratings. In March 2015, Standard and Poor’s raised the corporate rating to ‘BB’ from ‘BB-’ and assigned ‘BB+’ to the incremental Term B-3 loan. Moody’s raised the corporate rating to ‘Ba2’ from ‘Ba3’ and assigned ‘Ba2’ to the incremental Term B-3 loan. Fitch ratings assigned ‘BB’ to the incremental Term B-3 loan and raised the corporate rating to ‘BB+’ from ‘BB’.

On October 30, 2014, our Board of Directors authorized us to repurchase up to $500.0 million of our common stock under a stock repurchase program. For the three and nine months ended September 30, 2015, we repurchased approximately $172.2 million and $296.3 million, respectively, of our common stock under the repurchase program. All of the repurchase transactions during the third quarter of 2015 were settled in cash during the same period.

The following table shows our sources and uses of funds for the nine months ended September 30, 2015 and 2014 (in millions):

	Nine months ended September 30,
Statement of Cash Flows Data	2015	2014
Cash flows from operating activities	$390.0	$416.0
Cash flows used for investing activities	$(31.8)	$(41.4)
Cash flows used for financing activities	$(485.2)	$(357.6)

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

Cash provided by operating activities

Operating activities for the nine months ended September 30, 2015 generated $390.0 million of cash compared to $416.0 million for the nine months ended September 30, 2014. The decrease was principally driven by decreased net sales, higher inventories and lower accounts payable commensurate with decreased net sales and lower other liabilities, net, partially offset by lower accounts receivable commensurate with decreased net sales, lower incentive compensation and lower interest expense as a result of debt repayments and refinancing.

Cash used for investing activities

Investing activities for the nine months ended September 30, 2015 used $31.8 million of cash compared to $41.4 million for the nine months ended September 30, 2014. The decrease was principally driven by a decrease of $7.5 million in capital expenditures and $3.9 million of lower investments in technology-related initiatives. The decrease in capital expenditures was principally driven by the timing of spending on productivity and replacement programs, and lower product initiatives spending.

Cash used for financing activities

Financing activities for the nine months ended September 30, 2015 used $485.2 million of cash compared to $357.6 million of cash for the nine months ended September 30, 2014. The increase was principally driven by an increase of $46.5 million of repurchases of our common stock, $43.0 million of increased payments related to our long-term debt, $15.3 million of increased dividend payments and $6.7 million of increased debt financing fees associated with our amendment to our Senior Secured Credit Facility in the second quarter of 2015.

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

Interest Rate Risk

We are subject to interest rate market risk in connection with a portion of our long-term debt. Our principal interest rate exposure relates to outstanding amounts under our Senior Secured Credit Facility. Our Senior Secured Credit Facility provides for variable rate borrowings of up to $2,864.2 million including $455.3 million under our revolving credit facility, net of $9.7 million of letters of credit. A one-eighth percent change in assumed interest rates for the Senior Secured Credit Facility, if fully drawn, as of September 30, 2015 would have an impact of approximately $0.8 million on interest expense with the 1.00% LIBOR floor in effect on our Term B-3 Loan. Should LIBOR exceed 1.00%, a one-eighth percent change in assumed interest rates for the Senior Secured Credit Facility, if fully drawn, as of September 30, 2015 would have an impact of approximately $3.6 million on interest expense. As of September 30, 2015, we had no outstanding borrowings against the revolving credit facility.

From time to time, we enter into interest rate swap agreements to hedge our variable interest rate debt. Below is a list of our interest rate swaps as of September 30, 2015:

	Counterparty	Effective Date	Notional Amount (in millions)	LIBOR Fixed Rate
Interest Rate Swap L	Barclays	Aug 2016 - Aug 2019	$75.0	3.44	%*
Interest Rate Swap M	JP Morgan	Aug 2016 - Aug 2019	$100.0	3.43	%*
Interest Rate Swap N	Bank of America	Aug 2016 - Aug 2019	$75.0	3.37	%*
Interest Rate Swap O	Deutsche Bank	Aug 2016 - Aug 2019	$75.0	3.19	%*
Interest Rate Swap P	Barclays	Aug 2016 - Aug 2019	$75.0	3.08	%*
Interest Rate Swap Q	Barclays	Aug 2016 - Aug 2019	$50.0	2.99	%*
Interest Rate Swap R	Deutsche Bank	Aug 2016 - Aug 2019	$50.0	2.98	%*
Interest Rate Swap S	Deutsche Bank	Aug 2016 - Aug 2019	$50.0	2.73	%*
Interest Rate Swap T	Bank of America	Aug 2016 - Aug 2019	$75.0	2.74	%*
Interest Rate Swap U	Fifth Third Bank	Aug 2016 - Aug 2019	$50.0	2.66	%*
Interest Rate Swap V	Fifth Third Bank	Aug 2016 - Aug 2019	$50.0	2.60	%*
Interest Rate Swap W	Fifth Third Bank	Aug 2016 - Aug 2019	$25.0	2.40	%*
Interest Rate Swap X	Huntington Bank	Aug 2016 - Aug 2019	$50.0	2.25	%*

*	includes LIBOR floor of 1.00%

We are exposed to increased interest expense if a counterparty defaults. Refer to NOTE F and NOTE G of the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Exchange Rate Risk

While our net sales and costs are denominated primarily in U.S. Dollars, net sales, costs, assets and liabilities are generated in other currencies including Japanese Yen, Euro, Indian Rupee, Brazilian Real, Chinese Yuan Renminbi, Canadian Dollar and Hungarian Forint. The expansion of our business outside North America may further increase the risk that cash flows resulting from these activities may be adversely affected by changes in currency exchange rates. As of September 30, 2015, we hold hedging contracts in the Japanese Yen, which are intended to hedge either known or forecasted cash flow payments denominated in the currency. We do not hold financial instruments for trading or speculative purposes.

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

Commodity Price Risk

We are subject to changes in our cost of sales caused by movements in underlying commodity prices. Approximately two-thirds of our cost of sales consists of purchased components with significant raw material content. A substantial portion of the purchased parts are made of aluminum and steel. The cost of aluminum parts include an adjustment factor on future purchases for fluctuations in aluminum prices based on accepted industry indices. In addition, a substantial amount of steel-based contracts also include an index-based component. As our costs change, we are able to pass through a portion of the changes in commodity prices to certain of our customers according to our LTSAs. We historically have not entered into long-term purchase contracts related to the purchase of aluminum and steel. We currently hold financial forward contracts that are intended to hedge forecasted aluminum purchases. Based on our forecasted demand for 2015 and 2016, as of September 30, 2015, the hedge contracts cover approximately 29% and 28% of our aluminum requirements, respectively. We do not hold financial instruments for trading or speculative purposes.

Assuming current levels of commodity purchases, a 10% increase or decrease in the price of aluminum and steel would correspondingly change our earnings by approximately $2 million and $4 million per year, respectively. This includes the partial offset of our hedging contracts described above.

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

The following table sets forth information related to our repurchases of our common stock on a monthly basis in the three months ended September 30, 2015:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans(1)
July 2015	2,987,988	$29.07	2,987,988	$289,057,046
August 2015	669,562	$28.94	669,562	$269,679,930
September 2015	2,338,357	$28.18	2,338,357	$203,773,549

Total	5,995,907	$28.71	5,995,907

(1)	These values reflect repurchases made under the stock repurchase program approved by our Board of Directors on October 30, 2014 authorizing $500 million of repurchases through December 31, 2016.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Description

10.39	Amendment No. 11 to the Credit Agreement, dated as of April 7, 2015, among Allison Transmission Holdings, Inc., Allison Transmission, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties thereto as Lenders, Citicorp North America, Inc., as Administrative Agent and the other agents and arrangers parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 7, 2015)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLISON TRANSMISSION HOLDINGS, INC.

Date: October 27, 2015	By:	/s/ Lawrence E. Dewey
		Name:	Lawrence E. Dewey
		Title:	Chairman, President and Chief Executive Officer

Date: October 27, 2015	By:	/s/ David S. Graziosi
		Name:	David S. Graziosi
		Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Accounting Officer)