Form 10-K
period 2015-12-31
Allison Transmission Holdings Inc
filed 2016-02-19
CIK 1411207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates was approximately $4,599.4 million as of June 30, 2015.

As of February 5, 2016, there were 171,138,742 shares of Common Stock outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement for its 2016 annual meeting of stockholders will be incorporated by reference in Part III of this Annual Report on Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. The words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Although forward-looking statements reflect management’s good faith beliefs, reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements speak only as of the date the statements are made. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to: our participation in markets that are competitive; general economic and industry conditions; the failure of markets outside North America to increase adoption of fully-automatic transmissions; the concentration of our net sales in our top five customers and the loss of any one of these; the discovery of defects in our products, resulting in delays in new model launches, recall campaigns and/or increased warranty costs and reduction in future sales or damage to our brand and reputation; brand and reputational risks; our ability to prepare for, respond to and successfully achieve our objectives relating to technological and market developments and changing customer needs; risks associated with our international operations; labor strikes, work stoppages or similar labor disputes, which could significantly disrupt our operations or those of our principal customers; risks related to our substantial indebtedness; and our intention to pay dividends and repurchase shares of our common stock.

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

We have approximately 2,700 employees and 13 different transmission product lines. Although approximately 81% of revenues were generated in North America in 2015, we have a global presence by serving customers in Europe, Asia, South America and Africa. We serve customers through an independent network of approximately 1,400 independent distributor and dealer locations worldwide.

Our Business

We are the world’s largest manufacturer of fully-automatic transmissions for medium- and heavy-duty commercial vehicles and medium- and heavy-tactical U.S. defense vehicles. Allison transmissions are used in a wide variety of applications, including on-highway trucks (distribution, refuse, construction, fire and emergency), buses (primarily school, transit and hybrid-transit), motorhomes, off-highway vehicles and equipment (primarily energy, mining and construction) and defense vehicles (wheeled and tracked). We estimate that globally, in 2015, we sold approximately 63% of all fully-automatic transmissions for medium- and heavy-duty on-highway commercial vehicle applications. We believe the Allison brand is one of the most recognized in our industry as a result of the performance, reliability and fuel efficiency of our transmissions and is associated with high quality, durability, vocational value, technological leadership and superior customer service.

We introduced the world’s first fully-automatic transmission for commercial vehicles over 60 years ago. Since that time, we have driven the trend in North America and Western Europe towards increasing automaticity by targeting a diverse range of commercial vehicle vocations. Allison transmissions are optimized for the unique performance requirements of end users, which typically vary by vocation. Our products are highly engineered, requiring advanced manufacturing processes, and employ complex software algorithms for our transmission controls to maximize end user performance. We have developed over 100 different models that are used in more than 2,500 different vehicle configurations and are compatible with more than 500 combinations of engine brands, models and ratings (including diesel, gasoline, natural gas and other alternative fuels). Additionally, we have created thousands of unique Allison-developed calibrations available to be used with our transmission control modules.

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

Our Served Markets

We sell our transmissions globally for use in medium- and heavy-duty on-highway commercial vehicles, off-highway vehicles and equipment and defense vehicles. In addition to the sale of transmissions, we also sell branded replacement parts, support equipment and other products necessary to service the installed base of vehicles utilizing our transmissions. The following table provides a summary of our business by end market, for the fiscal year ended December 31, 2015.

	NORTH AMERICA			OUTSIDE NORTH AMERICA		DEFENSE	SERVICE
END MARKET	ON- HIGHWAY	HYBRID TRANSIT BUS	OFF- HIGHWAY	ON- HIGHWAY	OFF- HIGHWAY		PARTS, SUPPORT EQUIPMENT & OTHER
2015 NET SALES (IN MILLIONS)	$1,059	$73	$55	$262	$35	$113	$389
% OF TOTAL	53%	4%	3%	13%	2%	6%	19%
MARKET POSITION	• #1 supplier of fully-automatic transmissions	• A leading supplier of hybrid-propulsion systems	• A leading independent supplier	• #1 supplier of fully-automatic transmissions in China and India • Established presence in Western Europe	• A leading independent supplier	• #1 supplier of transmissions for the U.S. Department of Defense	• Approximately 1,400 dealers and distributors worldwide
VOCATIONS OR END USE	• Distribution • Emergency • Refuse • Construction • Utility • School, transit, shuttle and coach buses • Motorhome • Metro tractors	• Hybrid transit bus • Hybrid shuttle bus	• Energy • Mining • Construction • Specialty vehicle	• Distribution • Emergency • Refuse • Construction • Utility • Transit, shuttle and coach buses	• Energy • Mining • Construction • Specialty vehicle	• Medium- and heavy-tactical wheeled platforms • Tracked combat platforms	• Parts • Support equipment • Remanufactured transmissions • Fluids

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

Our core North American on-highway market includes Class 4-5, Class 6-7 and Class 8 straight trucks, conventional transit, shuttle and coach buses, school buses and motorhomes. Class 8 trucks are subdivided into two markets: straight and tractor. Class 8 straight trucks are those with a unified body (e.g., refuse, construction, and dump trucks), while tractors have a vehicle chassis that is separable from the trailer they pull. We have been supplying transmissions for Class 8 straight trucks for decades, and it is a core end market for us. Today, we have very limited exposure to the Class 8 tractor market because lower priced manual transmissions generally meet the needs of these vehicles which are primarily used in long distance hauling. However, we have identified a portion of the Class 8 tractor market that we call metro tractors that are used in urban environments the majority of the time and developed a fully-automatic transmission (the “TC10”) that meets the unique duty cycle requirements of the Class 8 metro tractor market. Combining the startability and continuous, uninterrupted power qualities of a fully-automatic transmission with the cruising aspects of a manual transmission, the TC10 offers an alternative to traditional manual and automated manual transmissions in tractor applications.

We sell substantially all of our transmissions in the North American on-highway market to OEMs. These OEMs, in turn, install our transmissions in vehicles in which our transmission is either the exclusive transmission available or is specifically requested by end users who are choosing between a manual transmission, an AMT or a fully-automatic transmission. In 2015, OEM customers representing over 90% of our North American on-highway unit volume participated in long-term supply agreements (“LTSA”) with us. Generally, these supply agreements offer the OEM customer defined levels of mutual commitment with respect to growing Allison’s presence in the OEMs’ products and promotional efforts, pricing and sharing of commodity cost risk. The length of our customer agreements is typically between three and five years. We often compete in this market against independent manufacturers of manual transmissions, AMTs, fully-automatic transmissions manufactured by Ford Motor Company (“Ford”), ZF Friedrichshafen AG (“ZF”) and Voith GmbH (“Voith”), and against OEMs in certain weight classes that use their own internally manufactured transmissions in certain vehicles.

The following table presents a summary of our competitive position by vehicle class in the North America on-highway end market.

	CLASS 4-5 TRUCKS	CLASS 6-7 TRUCKS	CLASS 8 STRAIGHT TRUCKS	SCHOOL BUSES	MOTORHOMES
2015 SHARE	5%	77%	61%	98%	40%
PRIMARY COMPETITION	• Ford	• Manual Transmissions • AMTs • Ford	• Manual Transmissions • AMTs	• Ford	• Ford

Hybrid Transit Buses. The interest in conserving fuel and reducing greenhouse gas emissions is driving demand for more fuel efficient commercial vehicles. In North America, we sold approximately 60% of all units for the hybrid transit bus market in 2015. Our customers in this North American end market are typically city, state and federal governmental entities, which utilize government funds to subsidize a portion of the purchase price for the transit buses containing our hybrid-propulsion system. In this market, we compete primarily with BAE Systems plc (“BAE”).

Off-Highway. We have provided products used in vehicles and equipment that serve energy, mining and construction applications in North America for over 50 years. Off-highway energy applications include hydraulic fracturing equipment, well-stimulation equipment, pumping equipment, and well-servicing rigs, which often use a fully-automatic transmission to propel the vehicle and drive auxiliary equipment. We maintain a leadership position in this end market, with nearly all producers of well-stimulation and well-servicing equipment utilizing our heavy duty off-highway transmissions. Additionally, we sell kits that can increase the horsepower of our existing off-highway products. Competition includes Caterpillar, Inc. (“Caterpillar”) and Twin Disc, Inc. (“Twin Disc”).

We also provide heavy-duty transmissions used in mining trucks, specialty vehicles and construction vehicles. Mining applications include trucks used to haul various commodities and other products, including rigid dump trucks, underground trucks and long-haul tractor trailer trucks with load capacities between 40 to 110 tons. Our major competitors in this end market are Caterpillar and Komatsu, Ltd. (“Komatsu”), both of which are vertically integrated and manufacture fully-automatic transmissions for their own vehicles. Specialty vehicles using our heavy-duty transmissions include airport rescue and firefighting vehicles and heavy-equipment transporters. Our major competitor in this end market is Twin Disc. Construction applications include articulated dump trucks with Caterpillar, Volvo and ZF as competitors.

Outside North America

Outside North America we serve several different markets, including: Europe, Middle East, Africa (“EMEA”), Asia-Pacific, South America and India.

On-Highway. We are the largest manufacturer of fully-automatic transmissions for the commercial vehicle market outside of North America. While the use of fully-automatic transmissions in the medium- and heavy-duty commercial vehicle market has been widely accepted in North America, the markets outside North America continue to be dominated by manual transmissions. In 2015, fully-automatic transmission-equipped medium- and heavy-duty commercial vehicles represented less than 5% of the vehicles in markets outside North America and are concentrated in certain vocational end markets. The following is a summary of our on-highway net sales by region outside of North America.

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

Defense

We have a long-standing relationship with the U.S. Department of Defense (“DOD”), dating back to 1946, when we began developing our first-generation tank transmission. Today, we sell substantially all of the transmissions for medium- and heavy-tactical wheeled vehicle platforms including the Family of Medium Tactical Vehicles, Armored Security Vehicles, Heavy Expanded Mobility Tactical Trucks, Heavy Equipment Transporters, Palletized Loading Systems, M915 Series Trucks, Medium Tactical Vehicle Replacements and the Logistic Vehicle System Replacement. Additionally, we supplied transmissions for the majority of Mine-Resistant Ambush Protected (“MRAP”) Vehicles and the MRAP All-Terrain Vehicle and for the Joint Light Tactical Vehicles, which is the replacement vehicle for Humvee personnel transport. Transmissions for our wheeled vehicle platforms are typically sold to OEMs.

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

Product Development and Engineering

We maintain product development and engineering capability dedicated to the design, development, refinement and support of our fully-automatic transmissions and hybrid-propulsion systems. We believe our customers expect our products to provide unparalleled performance and value defined in various ways, including delivering maximum cargo in minimum time, using the least amount of fuel possible while employing the fewest vehicles possible and experiencing maximum vehicle uptime. In response to those needs and the evolving customer focus on fuel efficiency, we provide vehicle specification guidelines, transmission control software and mechanical components to optimize fuel economy while delivering desired vehicle performance. Further, we are developing new technology to improve fuel efficiency and fuel economy by allowing engines to operate more efficiently and at lower speeds to avoid consuming fuel without compromising performance. Building on our engineering capabilities, we pioneered hybrid-propulsion in commercial vehicles and are developing new alternative technologies for use in our global commercial vehicle markets; however, decreased fuel costs, alternative fuels and other technologies have resulted in deteriorating market conditions for hybrid-propulsion vehicles in recent years. For the years ended December 31, 2015, 2014 and 2013, we have invested $92.5 million, $103.8 million and $97.1 million in engineering – research and development expense, respectively.

From time to time, we acquire certain licenses to provide us with technology to complement our portfolio of products and product initiatives, such as our engineering development agreement with Torotrak plc and our development agreement with Fallbrook Technologies, Inc. For the years ended December 31, 2015, 2014 and 2013, we have invested $0.2 million, $6.1 million and $6.0 million, respectively, in engineering – research and development expense related to technology-related licenses.

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

We have developed a marketing strategy to reach OEM customers as well as end users. We target our end users primarily through marketing activities by our sales staff, who directly call on end users and attend local trade shows, targeting specific vocations globally and through our plant tour programs, where end users may test our products on the Indianapolis test track and our enhanced customer experience demonstration track at our Hungary facility.

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

Manufacturing

Our manufacturing strategy provides for distributed capability in manufacturing and assembly of our products for the global commercial vehicle market. Our primary manufacturing facilities, located in Indianapolis, Indiana, consist of approximately 2.3 million square feet of usable manufacturing space in six plants. We also have established customization and parts distribution in the United States, The Netherlands, Brazil, China, Hungary, India and Japan, and plants in Chennai, India and Szentgotthard, Hungary. Our high volume on-highway products are produced in multiple global locations while off-highway, hybrid-propulsion and defense tracked and wheeled products are produced in Indianapolis.

Suppliers and Raw Materials

A significant amount of the part numbers that make up our transmissions are purchased from outside suppliers, and during 2015, we purchased approximately $700.0 million of direct materials and components from outside suppliers. The largest elements of our direct spending are aluminum and steel castings and forgings that are formed by our suppliers into our larger components and assemblies for use in our transmissions. However, our spending on aluminum and steel raw materials directly and indirectly through our purchase of these components constituted approximately 10% of our direct material and component costs in 2015. The balance of our direct and indirect materials and components costs are primarily composed of value-added services and conversion costs. Our supply contracts, along with an intensive supplier selection and performance monitoring process, have enabled us to establish and maintain close relationships with suppliers and have contributed to our overall operating efficiency and industry-leading quality.

Intellectual Property

Patents and other proprietary rights are important to the continued success of our business. We also rely upon trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain our competitive position. We protect our proprietary rights through a variety of methods, including confidentiality agreements and proprietary information agreements with suppliers, employees, consultants and others who may have access to proprietary information. We own 109 issued patents, and we have licensing arrangements with respect to more than 600 additional issued patents. We have more than 300 pending patent applications throughout the world that relate to aspects of the technology incorporated in many of our products.

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

Employees

As of December 31, 2015, we had approximately 2,700 employees, with approximately 90% of those employees in the U.S. Approximately 60% of our U.S. employees are represented by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) and are subject to a collective bargaining agreement. In November 2012, we entered into a five year agreement with the UAW Local 933 that expires in November 2017. As approximately 50% of our represented employees are currently retirement eligible, we anticipate a shift toward increasing the number of second tier employees over the coming years. There have been no strikes or work stoppages due to Allison-specific issues in over 30 years.

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

Increasing global efforts to control emissions of carbon dioxide, methane, ozone, nitrogen oxide and other greenhouse gases and pollutants, as well as the shifting focus of regulatory efforts towards total emissions output, have the potential to impact our facilities, costs, products and customers. The U.S. Environmental Protection Agency (“EPA”) has taken action to control greenhouse gases from certain stationary and mobile sources. In addition, the U.S. Congress is considering proposals to limit greenhouse gas emissions, and several states have taken steps, such as adoption of cap and trade programs or other regulatory systems, to address greenhouse gases. There have also been international efforts seeking legally binding reductions in emissions of greenhouse gases. These developments and further actions that may be taken in the U.S. and in other countries, states or provinces could affect our operations both positively and negatively (e.g., by affecting the demand for or suitability of some of our products).

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

Under the asset purchase agreement with Old GM, Old GM agreed to indemnify us against certain environmental liabilities, including pre-acquisition offsite waste disposal from our facilities, former facilities associated with the business and any properties or facilities relating to the business that Old GM retained. While we are responsible for environmental liabilities that arise due to post-acquisition activities, GM, as successor to Old GM’s obligations, performed remedial activities at our Indianapolis, Indiana manufacturing facilities relating to historical soil and groundwater contamination at the facilities. GM’s activities were referred to as the “Corrective Action” plan, pursuant to the asset purchase agreement, whereby it retained responsibility for completing all obligations covered by a voluntary Corrective Action Agreement that Old GM entered with the EPA. By operation of the asset purchase agreement, once the EPA issues a final decision on GM’s activities under the Corrective Action plan, we assume all responsibility for operating, monitoring and maintaining the ongoing Corrective Action and GM’s indemnification obligations cease.

During the third quarter of 2015, the EPA determined that GM’s remedial activities were complete and that the migration of any contamination is under control, and published a public notice seeking comment on a draft final decision, the issuance of which would result in us assuming responsibility for operating, monitoring and maintaining the ongoing Corrective Action activities through an anticipated agreed order of consent (“AOC”) with the EPA. As a result of the publishing of the draft final decision, we determined that appropriate liabilities for operating, monitoring and maintaining the ongoing remedial activities could be reasonably estimated and recorded approximately $14.0 million for the estimated undiscounted liabilities to be paid out over the next 30 years. The recorded liabilities will be adjusted periodically as remediation efforts progress or as additional technical, regulatory or legal information becomes available. We expect to fund the expenditures for these activities from operating cash flow.

On January 27, 2016, the EPA issued a final decision. With the AOC, financial assurance is required by the EPA to complete the operation, monitoring and maintenance activities in the event we fail to do so. This financial assurance can take a variety of forms including, but not limited to meeting certain financial metrics, providing a letter of credit, or securing a bond or an insurance policy. The amount and method by which we will be required to provide financial assurance is expected to be determined in 2016.

Competition

We compete on the basis of product performance, quality, price, distribution capability and service in addition to other factors. We face competition from numerous manufacturers of various types of transmissions for commercial vehicles. We also face competition from manufacturers in our international operations and from international manufacturers entering our domestic market. Furthermore, some of our customers are OEMs that manufacture transmissions for their own products. Despite their transmission manufacturing abilities, our existing OEM customers have chosen to purchase certain transmissions from us due to the quality, reliability and strong brand of our transmissions and in order to limit fixed costs, minimize production risks and maintain company focus on commercial vehicle design, production and marketing.

Corporate Information

Allison Transmission Holdings, Inc. was incorporated in Delaware on June 22, 2007. Our principal executive offices are located at One Allison Way, Indianapolis, IN 46222 and our telephone number is (317) 242-5000. Our internet address is www.allisontransmission.com. We file annual, quarterly and current reports, proxy statements and other documents with the United States Securities and Exchange Commission (“SEC”), under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These periodic and current reports and all amendments to those reports are available free of charge on the investor relations page of our website at http://ir.allisontransmission.com. We have included our website address throughout this filing as textual references only. The information contained on our website is not incorporated into this Annual Report on Form 10-K. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

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

Our business operates in competitive markets. We compete against other existing or new global manufacturers of transmissions for commercial vehicles on the basis of product performance, quality, price, distribution capability and service in addition to other factors. Actions by our competitors could lead to downward pressure on prices and/or a decline in our market share, either or both of which could adversely affect our results.

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

We have in the past and may in the future derive a significant portion of our net sales from a relatively limited number of OEM customers. For the years ended December 31, 2015, 2014 and 2013, our top five customers accounted for approximately 52%, 45% and 48% of our net sales, respectively. Our top three customers, Daimler, Navistar and Volvo, accounted for approximately 21%, 10% and 10%, respectively, of our net sales during 2015. The commercial vehicle industry, including our customers and suppliers, continues to experience volatility and uncertainty. The loss of, or consolidation of any one of these customers, or a significant decrease in business from, one or more of these customers could harm our business. In addition, the discontinuation of particular vehicle models for which we are a significant supplier could reduce our net sales and have a material adverse effect on our results of operations.

Sales of our hybrid-propulsion systems have been, and are expected to continue to be, negatively impacted by external factors, including fuel price trends, regulatory requirements, alternative technologies and governmental entities electing not to subsidize the purchase of such products by end users.

External factors, including diesel and natural gas fuel price trends, emissions and on-board diagnostics regulatory requirements, availability of compatible engine calibrations from engine manufacturers and alternative emerging green technologies, have, and are expected to continue to, negatively impact sales of our hybrid-propulsion systems. In addition, the sales of our hybrid-propulsion systems for use in transit buses have been, and are expected to continue to be, negatively impacted by governmental entities electing not to subsidize the purchase of such products by end users. In 2015, we derived approximately 4% of our net sales from the sale of hybrid-propulsion systems for use in transit buses to city, state and federal governmental end users. Such end users may be eligible to receive certain subsidies as a result of their purchase of vehicles using hybrid-propulsion systems. For example, the Federal Transit Authority and the DOE provide funds for end users to pursue alternative fuel propulsion systems. While we do not directly receive these subsidies, if any of the subsidizing entities elect to curtail such subsidies to end users for any reason including governmental budget reductions and related fiscal matters, failure of our hybrid technology to qualify for such subsidies or redundancy by alternative technologies created by our competitors, our sales from our hybrid-propulsion systems may be negatively impacted. For the years ended December 31, 2015, 2014 and 2013, we experienced decreases in revenue generated from hybrid-propulsion systems for use in transit buses of 22%, 11% and 9%, respectively.

A majority of our sales to the defense end market are to U.S. government entities and contractors for the U.S. government, and the loss of a significant number of our contracts, or budgetary declines or future reductions or changes in spending by the U.S. government would have a material adverse effect on our results of operations and financial condition.

The majority of our net sales to the defense end market are derived from contracts (revenue arrangements) with agencies of, and prime system contractors for, the U.S. government. If a significant number of our DOD contracts and subcontracts are simultaneously delayed or cancelled for budgetary, performance or other reasons, it would have a material adverse effect on our results of operations and financial condition. Approximately 6%, or $113 million, of our net sales for the year ended December 31, 2015 were from our Defense end market.

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

We face exposure to product liability claims in the event that the use of our products has, or is alleged to have, resulted in injury, death or other adverse effects. We currently maintain product liability insurance coverage, but we cannot be assured that we will be able to obtain such insurance on acceptable terms in the future, if at all, or that any such insurance will provide adequate coverage against potential claims. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for long periods of time, regardless of the ultimate outcome. An unsuccessful product liability defense could have a material adverse effect on our business, results of operation, financial condition or prospects. If one of our products is determined to be defective, we may face substantial warranty costs and may be responsible for significant costs associated with a product recall or a redesign. We have had defect and warranty issues associated with certain of our products in the past, and we cannot give assurance similar product defects will not occur in the future. See NOTE 9 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional details regarding these warranty issues.

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

While we manufacture our products in several facilities and maintain insurance covering our facilities, including business interruption insurance, a catastrophic loss of the use of all or a portion of one of our manufacturing facilities due to accident, labor issues, weather conditions, acts of war, political unrest, terrorist activity, natural disaster or otherwise, whether short- or long-term, would have a material adverse effect on our business, results of operations and financial condition. Our most significant concentration of manufacturing is around our corporate headquarters in Indianapolis, Indiana where we produce approximately 90% of our transmissions. In addition to our Indianapolis manufacturing facilities, we currently operate manufacturing facilities in both Szentgotthard, Hungary and Chennai, India. In the event of a disruption at the Indianapolis facilities, our other facilities may not be adequately equipped to operate at a level sufficient to compensate for the volume of production at the Indianapolis facility due to their size and the fact that they have not yet been tested for such significant increases in production volume.

We may not be successful in introducing our new products and responding to customer needs.

We currently have new products and technologies under development. The development of new products and technologies is difficult and the timetable for commercial release is uncertain, and we may not be successful in introducing our new products and responding to customer needs. In addition, it often takes significant time, in some cases multiple fleet buy cycles, before customers gain experience with new products and technologies and those new products and technologies become widely-accepted by the market. If we do not adequately anticipate the changing needs of our customers by developing and introducing new and effective products and technologies on a timely basis, our competitive position and prospects could be harmed. If our competitors are able to respond to changing market demands and adopt new technologies more quickly than we do, demand for our products could decline, our competitive position could be harmed, and we will not be able to recoup a return on our development investments. Moreover, changing customer demands as well as evolving safety and environmental standards could require us to adapt our products and technologies to address such changes. As a result, in the future we may experience delays in the introduction of some or all of our new products or modifications or enhancements of existing products. Furthermore, there may be production delays due to unanticipated technological setbacks, which may, in turn, delay the release of new products to our end users. If we experience significant delays in production, our net sales and results of operations may be materially adversely affected.

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

Our business is subject to certain risks associated with doing business internationally, particularly in emerging markets. Outside-North America net sales represented approximately 19% of our net sales for 2015. Most of our operations are in the U.S., but we also have manufacturing and customization facilities in India and Hungary with a services agreement with Opel Szentgotthard Automotive Manufacturing Ltd., formerly GM-PTH, and customization capability in Brazil, The Netherlands, China and Japan. Further, we intend to continue to pursue growth opportunities for our business in a variety of business environments outside the U.S., which could exacerbate the risks set forth below. Our international operations are subject to, without limitation, the following risks:

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

As of December 31, 2015, approximately 60% of our U.S. employees, representing over 50% of our total employees, were represented by the UAW and are subject to a collective bargaining agreement. In November 2012, we reached an agreement on a new five-year collective bargaining agreement with the UAW Local 933, which is effective through November 2017.

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

In 2015, approximately 75% of our total spending on components was sourced from approximately 40 suppliers, some of which are the single source for such components. All of the suppliers from which we purchase materials and components used in our business are fully validated suppliers, meaning the suppliers’ manufacturing processes and inputs have been validated under a production part approval process (“PPAP”). Furthermore, there are only a limited number of suppliers for certain of the materials used in our business, such as corrosion-resistant steel. As a result, our business is subject to the risk of additional price fluctuations and periodic delays in the delivery of our materials or components if supplies from a validated supplier are interrupted and a new supplier, if one is available, must be validated or materials and components must be purchased from a supplier without a completed PPAP. Any such price fluctuations or delays, if significant, could harm our profitability or operations. In addition, the loss of a supplier could result in significant material cost increases or reduce our production capacity. We also cannot guarantee we will be able to maintain favorable arrangements and relationships with these suppliers. An increase in the cost or a sustained interruption in the supply or shortage of some of these raw materials or components that may be caused by a deterioration of our relationships with suppliers or by events such as natural disasters, power outages, labor strikes, or the like could negatively impact our business, results of operations and financial condition. Although we have agreements with many of our customers that we will pass such price increases through to them, such contracts may be cancelled by our customers and/or we may not be able to recoup the costs of such price increases. Additionally, if we are unable to continue to purchase our required quantities of raw materials on commercially reasonable terms, or at all, if we are unable to maintain or enter into purchasing contracts for commodities, or if delivery of materials from suppliers is delayed or non-conforming, our operations could be disrupted or our profitability could be adversely impacted.

We could be materially adversely affected by any failure to maintain cost controls.

We rely on our cost structure and operating discipline to achieve strong operating margins. There are many factors that could affect our ability to realize expected cost savings or achieve future cost savings that we are not able to control, including the inability to meet demand through our low-cost country sourcing initiatives; the need for unexpected significant capital expenditures; unexpected changes in commodity or component pricing that we are unable to pass on to our suppliers or customers; our inability to maintain efficiencies gained from our workforce optimization initiatives; and our failure to achieve and maintain expected cost savings from our multi-tier wage and benefit structure. Additionally, we have substantial indebtedness of approximately $2,402.8 million as of December 31, 2015. Our inability to maintain our cost controls could adversely impact our operating margins.

Many of the key patents and unpatented technology we use in our business are licensed to us, not owned by us, and our ability to use and enforce such patents and technology is restricted by the terms of the license.

Protecting our intellectual property rights is critical to our ability to compete and succeed as a company. In connection with the Acquisition Transaction, under the patent and technology license agreement (the “Patent and Technology License Agreement”), which was assumed by GM, we were granted an irrevocable, perpetual, royalty-free, worldwide license under a large number of U.S. and foreign patents and patent applications, as well as certain unpatented technology and know-how, to design, develop, manufacture, use and sell fully-automatic transmissions and H 40/50 EP hybrid-propulsion transit bus systems for use in certain vocational vehicles, defense vehicles and off-road products. With respect to the bulk of the intellectual property licensed to us under such license agreement, our license is exclusive with respect to the design, development, manufacture, use and sale of fully-automatic transmissions and H 40/50 EP hybrid-propulsion transit bus systems in vocational vehicles above certain weight rating thresholds, certain defense vehicles and certain off-road products. It is non-exclusive with respect to certain other products that are within the scope of the licensed patents or to which the licensed technology can be applied. We consider the patents and technology licensed under such license agreement, as a whole, to be critical to preserving our competitive position in the market. However, GM continues to own such patents and technology, and pursuant to the terms of such license agreement, GM has the right, in the first instance, to control the maintenance, enforcement and defense of such patents and the prosecution of the licensed patent applications. In addition, the license agreement limits our ability to sublicense our rights. The Patent and Technology License Agreement permits us to utilize the bulk of the intellectual property rights on an exclusive basis in non-defense vehicles with gross vehicle weights above 5900 kilograms (typically Class 4 and higher) with some limited exceptions for GM light-duty pickup truck and van platforms. It also permits us to utilize the bulk of the intellectual property rights on an exclusive basis in defense vehicles that exceed 4250 kilograms (generally Class 3 to Class 4 and higher). GM continues to have the right under such patents and technology to utilize the licensed intellectual property for use in vehicles below the above mentioned rating thresholds, as well as in some light-duty van and pickup truck platforms.

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

Our pension and other post-retirement benefits funding obligations could increase significantly due to a reduction in funded status as a result of a variety of factors.

Our earnings may be positively or negatively impacted by the amount of income or expense recorded for our defined benefit pension plans and other post-retirement benefits (“OPEB”). Accounting principles generally accepted in the United States of America (“GAAP”) requires that income or expense for defined benefit pension plans be calculated at the annual measurement date using actuarial assumptions and calculations. These calculations reflect certain assumptions, the most significant of which relate to the capital markets, interest rates, health care inflation rates and other economic conditions. Changes in key economic indicators can change these assumptions. These assumptions, along with the actual value of assets at the measurement date, will impact the calculation of pension expense for the year. Although GAAP pension expense and pension contributions are not directly related, the key economic indicators that affect GAAP pension expense also affect the amount of cash that we would contribute to our defined benefit pension plans. Because the values of these defined benefit pension plans’ assets have fluctuated and will fluctuate in response to changing market conditions, the amount of gains or losses that will be recognized in subsequent periods, the impact on the funded status of the defined benefit pension plans and the future minimum required contributions, if any, could have a material adverse effect on our business, results of operations and financial condition. The magnitude of such impact cannot be determined with certainty at this time. However, the effect of a one percentage point decrease in the assumed discount rate would result in an increase in the December 31, 2015 defined benefit pension plans obligation of approximately $21.1 million. Likewise, a one percentage point decrease in the effective interest rate for determining defined benefit pension plans contributions would result in an increase in the minimum required contributions for 2015 of approximately $4.1 million. Similarly, a one percentage point decrease in the assumed discount rate would result in an increase in the December 31, 2015 OPEB obligation of approximately $28.0 million. As of December 31, 2015, the unfunded status of our defined benefit pension plans and OPEB plan was $0.3 million and $147.3 million, respectively.

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

GM performed remediation activities at our Indianapolis, Indiana manufacturing facilities relating to historical soil and groundwater contamination at the facilities. GM’s activities are referred to as the “Corrective Action” plan, pursuant to the asset purchase agreement, whereby it retained responsibility for completing all obligations covered by a voluntary Corrective Action Agreement that Old GM entered with the EPA. GM retained responsibility for completing the Corrective Action and agreed to indemnify us against certain environmental liabilities as successor to Old GM’s obligations. During the third quarter of 2015, the EPA determined that GM’s remediation activities were complete and that migration of any contamination is under control, and published a public notice seeking comment on a draft final decision, the issuance of which would result in us assuming responsibility for maintaining the ongoing operating, monitoring and maintenance activities through an AOC with the EPA. As a result of the publishing of the draft final decision, we determined that appropriate liability for operating, monitoring and maintaining the ongoing, remedial activities could be reasonably estimated and recorded approximately $14.0 million for the estimated undiscounted liabilities to be paid out over the next 30 years. See Part I, Item 1, “Business — Environmental Compliance” and Part II, Item 8, NOTE 17, “Commitments and Contingencies” of this Annual Report on Form 10-K. There can be no assurances that future environmental remediation obligations will not have a material adverse effect on our results of operations. In addition, we occasionally evaluate various alternatives with respect to our facilities, including possible dispositions or closings. Investigations undertaken in connection with these activities may lead to discoveries of contamination that must be remediated, and closings of facilities may trigger remediation requirements that are not applicable to operating facilities. We may also face lawsuits brought by third parties that either allege property damage or personal injury as a result of, or seek reimbursement for costs associated with, such contamination.

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

Our annual goodwill impairment test for 2015 resulted in no goodwill impairment. Although our analysis regarding the fair value of goodwill indicates that it exceeds its carrying value, materially different assumptions regarding the future performance of our business could result in goodwill impairment losses. A review of our trade name in 2015 resulted in an impairment charge of $80.0 million. The impairment charge was triggered principally by lower forecasted net sales for certain of our end markets in the fourth quarter of 2015. The effects of the impairment did not result in any other charges to goodwill, other intangible assets or long-lived assets. See NOTE 2 and NOTE 5 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional details.

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

We have a significant amount of indebtedness. As of December 31, 2015, we had total indebtedness of $2,402.8 million and we would have been able to borrow an additional $461.0 million under the revolving portion of our credit facility, less $4.0 million of letters of credit. As of December 31, 2015, we had no outstanding borrowings against the revolving credit facility. At December 31, 2015, all $2,402.8 million of our total indebtedness was associated with ATI’s Senior Secured Credit Facility Term B-3 Loan due 2019 (“Term B-3 Loan,” and together with the revolving credit facility, the “Senior Secured Credit Facility”). For a complete description of the terms of the Senior Secured Credit Facility, please see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

In addition, the revolving portion of our Senior Secured Credit Facility contains a maximum total senior secured leverage ratio. The Senior Secured Credit Facility also contain other negative and affirmative covenants that will limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with any of the covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness.

Our ability to pay regular dividends on our common stock is subject to the discretion of our Board of Directors and may be limited by our structure and statutory restrictions and restrictions imposed by the Senior Secured Credit Facility.

Our Board of Directors declared a quarterly dividend of $0.06 per share of common stock beginning in the second quarter of 2012, increased the quarterly dividend to $0.12 per share of common stock beginning in the second quarter of 2013 and increased the quarterly dividend again to $0.15 per share of common stock beginning in the fourth quarter of 2014. However, the payment of future dividends will be at the discretion of our Board of Directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that our Board of Directors deems relevant. The Senior Secured Credit Facility also effectively limits our ability to pay dividends. As a consequence of these limitations and restrictions, we may not be able to make, or may have to reduce or eliminate, the payment of dividends on our common stock. Accordingly, you may have to sell some or all of your common stock after price appreciation in order to generate cash flow from your investment. You may not receive a gain on your investment when you sell your common stock and you may lose the entire amount of the investment. Additionally, any change in the level of our dividends or the suspension of the payment thereof could adversely affect the market price of our common stock.

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

We and our subsidiaries may be able to incur additional indebtedness in the future because the terms of our indebtedness do not fully prohibit us or our subsidiaries from doing so. Subject to covenant compliance and certain conditions, our indebtedness permits additional borrowing, including total borrowing up to $461.0 million under the revolving portion of the Senior Secured Credit Facility. If new debt is added to our current debt levels and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Our world headquarters, which we own, is located at One Allison Way, Indianapolis, Indiana 46222. As of December 31, 2015, we have a total of 17 manufacturing and certain other facilities in seven countries. The following table sets forth certain information regarding these facilities.

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

PART II.

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the NYSE under the symbol “ALSN.” The following table sets forth the high and low sale prices per share for our common stock on the NYSE and the dividends declared per share for each quarter for the periods indicated:

	High	Low	Dividends Declared
Year Ended December 31, 2015:

First Quarter	$33.85	$31.14	$0.15

Second Quarter	$32.31	$29.21	$0.15

Third Quarter	$29.91	$26.12	$0.15

Fourth Quarter	$29.28	$24.64	$0.15

Year Ended December 31, 2014:

First Quarter	$31.27	$26.41	$0.12

Second Quarter	$31.42	$28.56	$0.12

Third Quarter	$32.21	$28.34	$0.12

Fourth Quarter	$34.62	$26.15	$0.15

Holders

As of February 5, 2016, there were approximately 38,700 stockholders of record of our common stock, which includes the actual number of holders registered on the books of the Company and holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.

Dividends

Our Board of Directors declared a quarterly dividend of (i) $0.15 per share each quarter during 2015 and for the fourth quarter of 2014 and (ii) $0.12 per share for the first, second and third quarters of 2014. We expect to continue paying cash dividends on a quarterly basis; however, future dividends are subject to approval of the Board of Directors and may be adjusted as business needs or market conditions change. In addition, our Senior Secured Credit Facility restricts the payment of dividends under certain circumstances.

Unregistered Sales of Securities

During the period covered by this Annual Report on Form 10-K, we did not offer or sell any securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

Issuer Purchases of Equity Securities

On October 30, 2014, our Board of Directors authorized us to repurchase up to $500.0 million of our common stock pursuant to a stock repurchase program (“Repurchase Program”). The terms of the Repurchase Program provide that we may repurchase shares of our common stock, from time to time depending on market conditions and corporate needs, in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Exchange Act. Unless earlier terminated by our Board of Directors, the Repurchase Program will expire on December 31, 2016.

The following table sets forth information related to our repurchase of our common stock on a monthly basis in the three months ended December 31, 2015:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans(2)
October 1 – October 31, 2015	—	$—	—	$203,773,549
November 1 – November 30, 2015	348,505	$27.30	348,505	$194,260,559
December 1 – December 31, 2015	1,807	$25.89	—	$194,260,559

Total	350,312	$27.29	348,505

(1)	Shares purchased include 1,807 shares withheld to cover taxes due upon the vesting of restricted stock in December 2015.
(2)	These values reflect repurchases made under the Repurchase Program.

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

Set forth below is a graph comparing the total cumulative returns of ALSN, the S&P 500 Index and an index of peer companies selected by us. Our peer group includes Donaldson Company Inc., Graco Inc., Roper Industries Inc., Gentex Corporation, Rockwell Automation Inc. and Sensata Technologies Holding N.V. The graph assumes $100 was invested on March 15, 2012 in our common stock and each of the indices and that all dividends, if any, are reinvested.

	As of March 15, 2012	As of December 31, 2012	As of December 31, 2013	As of December 31, 2014	As of December 31, 2015
Allison Transmission Holdings, Inc.	$100.00	$88.06	$121.20	$151.30	$117.90
S&P 500 Index	100.00	103.52	137.04	155.80	157.96
Peer Group(1)	100.00	98.89	135.29	144.86	143.33

(1)	Pall Corporation has been removed from our Peer Group as a result of no longer being a publicly traded company.

ITEM 6. Selected Financial Data

The following table sets forth certain financial information for the most recent five years. The following table should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(in millions, except per share data)	Dec. 31, 2015	Dec. 31, 2014	Dec. 31, 2013	Dec. 31, 2012	Dec. 31, 2011
Consolidated Statements of Operations:
Net sales	$1,985.8	$2,127.4	$1,926.8	$2,141.8	$2,162.8
Gross profit	933.8	975.9	841.9	954.3	954.5
Operating expenses:
Selling, general and administrative expenses	317.1	344.6	334.9	419.0	409.1
Engineering — research and development	92.5	103.8	97.1	115.1	116.4
Trade name impairment	80.0	—	—	—	—
Environmental remediation	14.0	—	—	—	—
Loss associated with impairment of long-lived assets	1.3	15.4	—	—	—
Total operating expenses	504.9	463.8	432.0	534.1	525.5
Operating income	428.9	512.1	409.9	420.2	429.0
Other income (expense), net:
Interest income	0.7	0.9	0.8	0.9	0.9
Interest expense	(115.2)	(139.3)	(133.7)	(152.1)	(218.2)
Premiums and expenses on tender offer and redemption of long-term debt	(25.3)	—	—	—	(56.9)
Other expense, net	(0.3)	(5.6)	(10.9)	(52.8)	(4.2)
Total other expense, net	(140.1)	(144.0)	(143.8)	(204.0)	(278.4)
Income before income taxes	288.8	368.1	266.1	216.2	150.6
Income tax (expense) benefit	(106.5)	(139.5)	(100.7)	298.0	(47.6)
Net income	$182.3	$228.6	$165.4	$514.2	$103.0
Earnings Per Share Data:
Basic earnings per share	$1.03	$1.27	$0.90	$2.83	$0.57
Weighted-average shares outstanding	175.9	179.8	184.5	182.0	181.4
Diluted earnings per share	$1.03	$1.25	$0.88	$2.76	$0.56
Diluted weighted-average shares outstanding	177.2	182.3	187.9	186.2	183.3
Dividends declared per common share	$0.60	$0.51	$0.42	$0.18	$—
Consolidated Balance Sheet Data:
Cash and cash equivalents	$251.6	$263.0	$184.7	$80.2	$314.0
Total assets(1)	4,408.4	4,656.2	4,812.6	4,866.0	5,192.6
Total debt(1)	2,377.2	2,491.2	2,678.3	2,820.8	3,378.6
Stockholders’ equity	1,188.6	1,397.8	1,438.8	1,356.9	821.7

(1)	Total assets and total debt as of December 31, 2015 and 2014 include reclassifications as a result of compliance with newly adopted Financial Accounting Standards Board’s (“FASB”) authoritative accounting guidance. For more information, see our consolidated financial statements and the notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Overview

We design and manufacture commercial and defense fully-automatic transmissions. The business was founded in 1915 and has been headquartered in Indianapolis, Indiana since inception. Allison was an operating unit of Old GM from 1929 until 2007, when Allison once again became a stand-alone company. In March 2012, Allison began trading on the New York Stock Exchange under the symbol, “ALSN”.

We have approximately 2,700 employees and 13 different transmission product lines. Although approximately 81% of revenues were generated in North America in 2015, we have a global presence by serving customers in Europe, Asia, South America and Africa. We serve customers through an independent network of approximately 1,400 independent distributor and dealer locations worldwide.

Trends Impacting Our Business

Our net sales are driven by commercial vehicle production, which tends to be highly correlated to macroeconomic conditions. In 2016, we expect tempering demand conditions in the North America On-Highway end market, no meaningful relief from the global Off-Highway end markets challenges and divergent global economic environments. Our 2016 net sales outlook also assumes previously considered reductions in demand for North America Hybrid-Propulsion Systems for Transit Bus due to engine emissions improvements and non-hybrid alternatives.

Full Year 2015 and 2014 Net Sales by End Market (in millions)

End Market	2015 Net Sales	2014 Net Sales	% Variance
North America On-Highway	$1,059	$988	7%
North America Hybrid-Propulsion Systems for Transit Bus	73	93	(22%)
North America Off-Highway	55	100	(45%)
Defense	113	157	(28%)
Outside North America On-Highway	262	264	(1%)
Outside North America Off-Highway	35	81	(57%)
Service Parts, Support Equipment and Other	389	444	(12%)

Total Net Sales	$1,986	$2,127	(7%)

North America On-Highway end market net sales were up 7% for the year ended December 31, 2015 compared to the year ended December 31, 2014, principally driven by higher demand for Rugged Duty Series and Highway Series models.

North America Hybrid-Propulsion Systems for Transit Bus end market net sales were down 22% for the year ended December 31, 2015 compared to the year ended December 31, 2014, principally driven by lower demand due to engine emissions improvements and non-hybrid alternatives that generally require a fully-automatic transmission (e.g. xNG).

North America Off-Highway end market net sales were down 45% for the year ended December 31, 2015 compared to the year ended December 31, 2014, principally driven by lower demand from hydraulic fracturing applications.

Defense end market net sales were down 28% for the year ended December 31, 2015 compared to the year ended December 31, 2014, principally driven by the recognition of previously deferred revenue in 2014 related to shipment of certain tracked transmissions at the request of the U.S. government and lower U.S. defense spending.

Outside North America On-Highway end market net sales were down 1% for the year ended December 31, 2015 compared to the year ended December 31, 2014, principally driven by lower demand in China partially offset by higher demand in Europe.

Outside North America Off-Highway end market net sales were down 57% for the year ended December 31, 2015 compared to the year ended December 31, 2014, principally driven by weak demand in the energy and mining sectors.

Service parts, support equipment & other end market net sales were down 12% for the year ended December 31, 2015 compared to the year ended December 31, 2014, principally driven by lower demand for North America service parts.

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

Cost of sales

Our primary components of cost of sales are purchased parts, the overhead expense related to our manufacturing operations and direct labor associated with the manufacture and assembly of transmissions and parts. For the year ended December 31, 2015, direct material costs were approximately 68%, overhead costs were approximately 26% and direct labor costs were approximately 6% of total cost of sales. We are subject to changes in our cost of sales caused by movements in underlying commodity prices. We seek to hedge against this risk by using commodity swap contracts and LTSAs. See Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk” included in this Annual Report on Form 10-K.

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

	For the years ended December 31,
(unaudited, in millions)	2015	2014	2013
Net income	$182.3	$228.6	$165.4
plus:
Interest expense, net	114.5	138.4	132.9
Cash interest expense	(97.1)	(140.0)	(159.2)
Income tax expense	106.5	139.5	100.7
Cash income taxes	(5.2)	(5.0)	(3.8)
Amortization of intangible assets	97.1	98.8	105.3
Trade name impairment (a)	80.0	—	—
Environmental remediation (b)	14.0	—	—
Loss associated with impairment of long-lived assets (c)	1.3	15.4	—
Technology-related investment expense (d)	—	2.0	5.0
Public offering expenses (e)	—	1.4	1.6

Adjusted net income	$493.4	$479.1	$347.9
Cash interest expense	97.1	140.0	159.2
Cash income taxes	5.2	5.0	3.8
Depreciation of property, plant and equipment	88.3	93.8	98.7
Premiums and expenses on tender offer and redemption of long-term debt (f)	25.3	—	—
Dual power inverter module extended coverage (g)	(2.1)	1.0	(2.4)
Unrealized loss on foreign exchange (h)	1.4	5.2	2.3
Unrealized loss (gain) on commodity hedge contracts (i)	1.1	(1.0)	1.5
Loss on repayments of long-term debt (j)	0.3	0.5	0.8
Restructuring charge (k)	—	0.7	1.0
Other (l)	9.8	14.7	13.8

Adjusted EBITDA	$719.8	$739.0	$626.6

Adjusted EBITDA excluding technology-related licenses expenses (m)	$720.0	$745.1	$632.6

Net sales	$1,985.8	$2,127.4	$1,926.8
Adjusted EBITDA margin	36.2%	34.7%	32.5%
Adjusted EBITDA margin excluding technology-related licenses expenses (m)	36.3%	35.0%	32.8%

Net cash provided by operating activities	$579.9	$573.3	$463.5
(Deductions) or additions to reconcile to Adjusted free cash flow:
Additions of long-lived assets	(58.1)	(64.1)	(74.4)
Excess tax benefit from stock-based compensation (n)	8.4	24.6	13.7
Technology-related license expenses (m)	0.2	6.1	6.0

Adjusted free cash flow	$530.4	$539.9	$408.8

(a)	Represents a charge associated with the impairment of our trade name as a result of lower forecasted net sales for certain of our end markets.
(b)	Represents environmental remediation expenses for ongoing environmental operating, monitoring and maintenance activities at our Indianapolis, Indiana manufacturing facilities as a result of the EPA determining that we are responsible for future operating, monitoring and maintenance activities, and that GM’s environmental remediation activities were completed in the third quarter of 2015.
(c)	Represents a charge associated with the impairment of long-lived assets related to the production of the H3000 and H4000 hybrid-propulsion systems.
(d)	Represents a charge (recorded in Other expense, net) for investments in co-development agreements to expand our position in transmission technologies.
(e)	Represents fees and expenses (recorded in Other expense, net) related to our secondary offerings in September 2014, June 2014, April 2014, February 2014, December 2013, November 2013 and August 2013 and proposed secondary offering in April 2013.
(f)	Represents premiums and expenses related to the tender offer and redemption of Allison Transmission, Inc.’s (“ATI”), our wholly owned subsidiary, 7.125% senior cash pay notes due May 2019 (“7.125% Senior Notes”).
(g)	Represents adjustments (recorded in Selling, general and administrative expenses) associated with the Dual Power Inverter Module (“DPIM”) extended coverage program liability. The DPIM liability will continue to be reviewed for any changes in estimates as additional claims data and field information become available.
(h)	Represents losses (recorded in Other expense, net) on the mark-to-market of our foreign currency hedge contracts and on intercompany financing transactions related to investments in plant assets for our India facility.
(i)	Represents losses (gains) (recorded in Other expense, net) on the mark-to-market of our commodity hedge contracts.
(j)	Represents losses (recorded in Other expense, net) realized on the repayments of ATI’s long-term debt.
(k)	Represents a charge (recorded in Selling, general and administrative, and Engineering – research and development) related to employee headcount reductions in the second quarter of 2014 and second quarter of 2013.
(l)	Represents employee stock compensation expense (recorded in Cost of sales, Selling, general and administrative expenses, and Engineering – research and development).
(m)	Represents payments (recorded in Engineering – research and development) for licenses to expand our position in transmission technologies.
(n)	Represents the amount of tax benefit (recorded in Income tax expense) related to stock-based compensation adjusted from cash flows from operating activities to cash flows from financing activities.

Results of Operations

The following tables set forth certain financial information for the years ended December 31, 2015 and 2014 and for the years ended December 31, 2014 and 2013. The following tables and discussion should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K.

Comparison of years ended December 31, 2015 and 2014

	Years ended December 31,
(dollars in millions)	2015	% of net sales	2014	% of net sales
Net sales	$1,985.8	100%	$2,127.4	100%
Cost of sales	1,052.0	53	1,151.5	54

Gross profit	933.8	47	975.9	46
Operating expenses:
Selling, general and administrative expenses	317.1	16	344.6	16
Engineering — research and development	92.5	5	103.8	5
Trade name impairment	80.0	4	—	—
Environmental remediation	14.0	1	—	—
Loss associated with impairment of long-lived assets	1.3	0	15.4	1

Total operating expenses	504.9	26	463.8	22

Operating income	428.9	21	512.1	24
Other expense, net:
Interest expense, net	(114.5)	(6)	(138.4)	(7)
Premiums and expenses on tender offer and redemption of long-term debt	(25.3)	(1)	—	—
Other expense, net	(0.3)	(0)	(5.6)	(0)

Total other expense, net	(140.1)	(7)	(144.0)	(7)

Income before income taxes	288.8	14	368.1	17
Income tax expense	(106.5)	(5)	(139.5)	(7)

Net income	$182.3	9%	$228.6	10%

Net sales

Net sales for the year ended December 31, 2015 were $1,985.8 million compared to $2,127.4 million for the year ended December 31, 2014, a decrease of 7%. The decrease was principally driven by a $55.0 million, or 12%, decrease in net sales of parts and other products principally driven by lower demand for North American service parts, a $46.0 million, or 57%, decrease in net sales of Outside North America off-highway products principally driven by lower demand from the energy and mining sectors, a $45.0 million, or 45%, decrease in net sales of North American off-highway products principally driven by lower demand from hydraulic fracturing applications, a $44.0 million, or 28%, decrease in net sales of defense products driven by lower U.S. defense spending and the recognition of previously deferred revenue in 2014 related to shipment of certain tracked transmissions at the request of the U.S. government, a $20.0 million, or 22%, decrease in net sales of North America hybrid-propulsion systems for transit buses driven by lower demand due to engine emissions improvements and non-hybrid alternatives that generally require a fully-automatic transmission (e.g. xNG), and a $2.0 million, or 1%, decrease in net sales of Outside North America on-highway products principally driven by lower demand in China partially offset by higher demand in Europe, partially offset by a $71.0 million, or 7%, increase in net sales of North American on-highway products principally driven by higher demand from Rugged Duty Series and Highway Series models. See “Trends Impacting Our Business” above for additional information on net sales by end markets.

Cost of sales

Cost of sales for the year ended December 31, 2015 was $1,052.0 million compared to $1,151.5 million for the year ended December 31, 2014, a decrease of 9%. The decrease was principally driven by approximately $59.0 million of decreased direct material costs commensurate with decreased sales, $14.0 million of favorable direct material costs, $7.5 million of lower incentive compensation expense, and lower manufacturing cost commensurate with decreased sales and consistent with historical trends and management’s expectations given the respective change in sales volume.

Gross profit

Gross profit for the year ended December 31, 2015 was $933.8 million compared to $975.9 million for the year ended December 31, 2014, a decrease of 4%. The decrease was principally driven by $93.0 million related to decreased sales volume and $1.0 million of unfavorable foreign exchange, partially offset by $26.0 million of price increases on certain products, $14.0 million of favorable material costs, $7.5 million of lower incentive compensation expense and $5.0 million of lower depreciation expense. Gross profit as a percentage of net sales increased 1%, principally driven by price increases on certain products and favorable material costs.

Selling, general and administrative expenses

Selling, general and administrative expenses for the year ended December 31, 2015 were $317.1 million compared to $344.6 million for the year ended December 31, 2014, a decrease of 8%. The decrease was principally driven by $9.6 million of lower incentive compensation expense, $4.4 million of lower stock-based compensation expense, a $3.1 million favorable adjustment related to the DPIM extended coverage program, $1.7 million of lower intangible asset amortization and reduced global commercial spending activities.

Engineering — research and development

Engineering expenses for the year ended December 31, 2015 were $92.5 million compared to $103.8 million for the year ended December 31, 2014, a decrease of 11%. The decrease was principally driven by $5.9 million of lower technology-related license expenses to expand our position in transmission technologies, $4.2 million of lower incentive compensation expense and decreased product initiatives spending.

Trade name impairment

During the fourth quarter of 2015, we recorded a trade name impairment charge of $80.0 million as a result of lower forecasted net sales for certain of our end markets. Refer to NOTE 5, “Goodwill and other intangible assets” in Part II, Item 8, of this Annual Report on Form 10-K.

Environmental remediation

During the third quarter of 2015, we recorded approximately $14.0 million for environmental remediation expenses as a result of the EPA determining that GM’s environmental remediation activities at our Indianapolis, Indiana manufacturing facilities were complete, and we were assuming responsibility for future operating, monitoring and maintenance activities. Refer to NOTE 17 “Commitments and contingencies” in Part II, Item 8, of this Annual Report on Form 10-K.

Loss associated with impairment of long-lived assets

During the first quarter of 2015 and the fourth quarter of 2014, we recorded approximately $1.3 million and $15.4 million, respectively, of losses associated with impairment of certain of our long-lived assets related to the production of the H3000 and H4000 hybrid-propulsion systems.

Interest expense, net

Interest expense, net for the year ended December 31, 2015 was $114.5 million compared to $138.4 million for the year ended December 31, 2014, a decrease of 17%. The decrease was principally driven by $24.3 million of lower interest expense as a result of the repurchase and redemption of ATI’s 7.125% Senior Notes during the second quarter of 2015, $18.8 million of lower interest expense as a result of the maturity of $950.0 million of interest rate derivatives, $5.5 million of lower interest expense as a result of debt repayments, $3.9 million of lower interest expense as a result of lower interest rates and $0.9 million of lower amortization of deferred financing charges, partially offset by $17.5 million of unfavorable mark-to-market adjustments for our interest rate derivatives and $11.8 million of higher interest expense as a result of the addition of $470.0 million to ATI’s Term B-3 Loan in April 2015.

Premiums and expenses on tender offer and redemption of long-term debt

In April 2015, we completed a cash tender offer to purchase any and all of ATI’s outstanding 7.125% Senior Notes. The tender offer resulted in the repurchase of $420.9 million of the 7.125% Senior Notes in April 2015. In May 2015, we redeemed the remaining $50.4 million of the outstanding 7.125% Senior Notes, resulting in premiums and expenses of $25.3 million for the year ended December 31, 2015.

Other expense, net

Other expense, net for the year ended December 31, 2015 was $0.3 million compared to $5.6 million for the year ended December 31, 2014, a decrease of 95%. The decrease was principally driven by $3.6 million of lower foreign exchange losses on intercompany financing, a $2.9 million gain as a result of a vendor settlement, $2.4 million of gains related to foreign exchange, $2.0 million of 2014 losses on impairment of technology-related investments, $1.4 million of 2014 public offering fees and expenses, and $0.2 million of lower expenses related to debt repayments, partially offset by $2.6 million of 2014 cost-share grant program income, $2.2 million of higher expenses related to unrealized and realized losses on derivative contracts, a $2.0 million 2014 gain related to the negotiation of a commercial agreement and $0.4 million of higher miscellaneous expenses.

Income tax expense

Income tax expense for the year ended December 31, 2015 was $106.5 million compared to $139.5 million for the year ended December 31, 2014, resulting in effective tax rates of 37% and 38% for the years ended December 31, 2015 and 2014, respectively.

Comparison of years ended December 31, 2014 and 2013

	Years ended December 31,
(dollars in millions)	2014	% of net sales	2013	% of net sales
Net sales	$2,127.4	100%	$1,926.8	100%
Cost of sales	1,151.5	54	1,084.9	56

Gross profit	975.9	46	841.9	44
Operating expenses:
Selling, general and administrative expenses	344.6	16	334.9	17
Engineering — research and development	103.8	5	97.1	5
Loss associated with impairment of long-lived assets	15.4	1	—	—

Total operating expenses	463.8	22	432.0	22

Operating income	512.1	24	409.9	22
Other expense, net:
Interest expense, net	(138.4)	(7)	(132.9)	(7)
Other expense, net	(5.6)	(0)	(10.9)	(1)

Total other expense, net	(144.0)	(7)	(143.8)	(8)

Income before income taxes	368.1	17	266.1	14
Income tax expense	(139.5)	(7)	(100.7)	(5)

Net income	$228.6	10%	$165.4	9%

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

Cost of sales

Cost of sales for the year ended December 31, 2014 was $1,151.5 million compared to $1,084.9 million for the year ended December 31, 2013, an increase of 6%. The increase was principally driven by $45.3 million related to increased direct material costs, $17.3 million of higher overhead costs and $4.0 million of higher direct labor costs, in each case commensurate with increased sales volume and consistent with historical trends for these three cost of sales components. The increase in each of these cost of sales components was consistent with historical trends and management’s expectations given the respective change in sales volume.

Gross profit

Gross profit for the year ended December 31, 2014 was $975.9 million compared to $841.9 million for the year ended December 31, 2013, an increase of 16%. The increase was principally driven by $122.0 million related to increased net sales, $20.0 million of price increases on certain products and $3.0 million of favorable foreign exchange, partially offset by $5.8 million of higher incentive compensation expense and $5.2 million of higher manufacturing expense commensurate with increased net sales. Gross profit as a percent of net sales increased by 2%. This increase was principally driven by increased net sales and price increases on certain products.

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

Liquidity and Capital Resources

We generate cash primarily from our operating activities to fund our operating, investing and financing activities. Our principal uses of cash are operating expenses, capital expenditures, debt service, stock repurchases, dividends on common stock and working capital needs. We had total available cash and cash equivalents of $251.6 million and $263.0 million as of December 31, 2015 and 2014, respectively. Of the available cash and cash equivalents, approximately $151.6 million and $208.0 million were deposited in operating accounts while approximately $100.0 million and $55.0 million were invested in U.S. government backed securities as of December 31, 2015 and 2014, respectively.

As of December 31, 2015, the total of cash and cash equivalents held by foreign subsidiaries was $32.4 million, the majority of which was located in China, Europe and India. The geographic location of our cash aligns with our business growth strategy. We manage our worldwide cash requirements considering available funds among the subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. As a result, we do not anticipate any local liquidity restrictions to preclude us from funding our targeted expectations or operating needs with local resources.

If we distribute our foreign cash balance to the U.S. or to other foreign subsidiaries, we could be required to accrue and pay U.S. taxes. For example, we would be required to accrue and pay additional U.S. taxes if we repatriate cash from certain foreign subsidiaries whose earnings we have asserted are permanently reinvested outside of the U.S. Foreign earnings for which we assert permanent reinvestment outside the U.S. consists primarily of earnings of our Europe and China subsidiaries. We currently do not foresee a need to repatriate earnings from these subsidiaries for which we have asserted permanent reinvestment.

Our liquidity requirements are significant, primarily due to our debt service requirements. In March 2015, we commenced a cash tender offer to purchase ATI’s outstanding 7.125% Senior Notes. The total principal amount accepted for purchase in April 2015 was $420.9 million. In April 2015, we also entered into an amendment with the term loan lenders under our Senior Secured Credit Facility to add an additional $470.0 million of term loans under the Term B-3 Loan. A portion of the proceeds from the addition to the Term B-3 Loan was used to purchase $420.9 million of the tendered 7.125% Senior Notes plus accrued and unpaid interest, applicable premiums and expenses. The purchase resulted in a loss (the premium between the purchase price of the notes and the face value of such notes) of $22.7 million including deferred financing fees written off. In May 2015, we redeemed the remaining $50.4 million of outstanding 7.125% Senior Notes, at the redemption price equal to 103.563% of the principal amount plus any accrued and unpaid interest, using the remaining proceeds from the additional term loans and cash on hand, resulting in a loss (the premium between the purchase price of the notes and the face value of such notes) of $2.4 million including deferred financing fees written off.

In November 2015, we entered into an amendment with the term loan lenders under our Senior Secured Credit Facility to refinance $189.0 million of the Senior Secured Credit Facility Term B-2 Loan due 2017 replacing it with an additional $189.0 million of term loan under the Term B-3 Loan. This addition to the Term B-3 Loan increased the debt maturity from August 2017 to August 2019 and the applicable interest rate margin at our option, is either (a) 2.50% over the LIBOR (which may not be less than 1.00%) or (b) 1.50% over the greater of the prime lending rate provided by the British Banking Association or the federal funds effective rate published by the Federal Reserve Bank of New York. As of December 31, 2015, the interest rate was approximately 3.50% on the Term B-3 Loan. The November 2015 amendment was treated as a modification of debt under GAAP, and thus we expensed $0.3 million of deferred financing fees and recorded $1.3 million of new deferred financing fees in the consolidated financial statements.

As of December 31, 2015, we had $2,402.8 million of indebtedness, all of which was associated with our Term B-3 Loan. Our ability to make payments on and to refinance our indebtedness, and to fund planned capital expenditures will depend on our ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control. We made principal payments of $116.5 million, $157.6 million and $142.4 million on our long-term debt for the years ended December 31, 2015, 2014 and 2013, respectively.

The Senior Secured Credit Facility also provides for $465.0 million in revolving credit borrowings, net of an allowance for up to $75.0 million in outstanding letters of credit commitments. As of December 31, 2015, we had no outstanding borrowings on our revolving credit facility. Additionally within the terms of the Senior Secured Credit Facility, a senior secured leverage ratio at or below 3.50x results in the elimination of excess cash flow payments on the Senior Secured Credit Facility for the applicable year. The Senior Secured Credit Facility provides certain financial incentives based on our total leverage ratio. A total leverage ratio at or below 4.00x results in a 25 basis point reduction to the applicable margin on our revolving credit facility, and a total leverage ratio at or below 3.50x results in a 12.5 basis point reduction to the revolving credit facility commitment fee and an additional 25 basis point reduction to the applicable margin on our revolving credit facility. A total leverage ratio at or below 3.25x results in a 25 basis point reduction to the applicable margin on our Term B-3 Loan. These reductions would remain in effect as long as we achieve a total leverage ratio at or below the related threshold. As of December 31, 2015, the total leverage ratio was 2.99x.

In addition to the maximum total senior secured leverage ratio for the revolving portion of the Senior Secured Credit Facility, the Senior Secured Credit Facility includes, among other things, customary restrictions (subject to certain exceptions) on our ability to incur certain indebtedness or liens, make certain investments, declare or pay certain dividends or repurchase shares of our common stock. As of December 31, 2015, we are in compliance with all covenants under the Senior Secured Credit Facility.

Our credit ratings are reviewed regularly by major debt ratings agencies such as Standard and Poor’s, Moody’s Investors Service and Fitch Ratings. In March 2015, Standard and Poor’s raised our corporate rating to ‘BB’ from ‘BB-’ and assigned ‘BB+’ to the incremental Term B-3 Loan. Moody’s raised our corporate rating to ‘Ba2’ from ‘Ba3’ and assigned ‘Ba2’ to the incremental Term B-3 Loan. In August 2015, Fitch ratings assigned ‘BB’ to the incremental Term B-3 Loan and raised our corporate rating to ‘BB+’ from ‘BB’.

On October 30, 2014, our Board of Directors authorized us to purchase up to $500.0 million of our common stock under a stock repurchase program. During 2015, we repurchased approximately $305.8 million of our common stock under the Repurchase Program. All of the repurchase transactions during the fourth quarter of 2015 were settled in cash during the same period.

The following table shows our sources and uses of funds for the years ended December 31, 2015, 2014 and 2013 (in millions):

	Years ended December 31,
Statement of Cash Flows Data	2015	2014	2013
Cash flows from operating activities	$579.9	$573.3	$463.5
Cash flows used for investing activities	(59.7)	(67.9)	(81.5)
Cash flows used for financing activities	(528.7)	(424.1)	(277.5)

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

As of December 31, 2015 and 2014, we had approximately $97.4 million and $253.3 million, respectively, of net operating loss carryforwards for U.S. federal income tax purposes. If we continue to generate taxable income, we expect to utilize the remaining U.S. federal net operating loss carryforwards by the end of 2016.

Cash provided by operating activities

Operating activities for the year ended December 31, 2015 generated $579.9 million of cash compared to $573.3 million for the year ended December 31, 2014. The increase was principally driven by lower cash interest expense, lower accounts receivable commensurate with decreased net sales, and decreased excess tax benefit from stock-based compensation, partially offset by lower accounts payable, lower other liabilities, net, and higher inventories.

Operating activities for the year ended December 31, 2014 generated $573.3 million of cash compared to $463.5 million for the year ended December 31, 2013. The increase was principally driven by increased net sales, lower inventories, lower cash interest expense and higher other liabilities, net, partially offset by higher accounts receivable commensurate with increased net sales and increased excess tax benefit from stock-based compensation.

Cash used for investing activities

Investing activities for the year ended December 31, 2015 used $59.7 million of cash compared to $67.9 million for the year ended December 31, 2014. The decrease was principally driven by a decrease of $6.0 million in capital expenditures and a decrease of $3.9 million in investments in technology-related initiatives. The decrease in capital expenditures was principally driven by lower product initiatives spending.

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

Cash used for financing activities

Financing activities for the year ended December 31, 2015 used $528.7 million of cash compared to $424.1 million for the year ended December 31, 2014. The increase was principally driven by $56.0 million related to increased repurchases of our common stock, $36.7 million of decreased proceeds from the exercise of stock options, $16.2 million of decreased excess tax benefit from stock based compensation, $14.0 million of increased dividend payments and $8.1 million of increased debt financing fees, partially offset by $19.9 million of decreased payments related to our long-term debt and $6.5 million of lower taxes paid related to net share settlement of equity awards.

Financing activities for the year ended December 31, 2014 used $424.1 million of cash compared to $277.5 million for the year ended December 31, 2013. The increase was principally driven by $150.3 million related to increased repurchases of our common stock in connection with the June 2014 and February 2014 secondary offerings by investment funds affiliated with the Carlyle Group and Onex Corporation (together, the “Sponsors”), $15.2 million of increased payments on the Senior Secured Credit Facility, $14.5 million of increased dividend payments and $4.8 million of higher taxes paid related to net share settlement of equity awards, partially offset by $14.0 million of decreased debt financing fees, $13.3 million of increased proceeds from the exercise of stock options and $10.9 million of increased excess tax benefit from stock based compensation.

Contractual Obligations, Contingent Liabilities and Commitments

The following table summarizes our contractual obligations as of December 31, 2015 (dollars in millions):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Secured Credit Facility(1)	$2,732.4	$108.2	$213.8	$2,410.4	$—
Operating leases	14.8	4.7	5.4	2.7	2.0
Pension & OPEB liabilities(2)	39.7	9.7	14.0	16.0	see (2) below

Total(3)	$2,786.9	$122.6	$233.2	$2,429.1	$2.0

(1)	Senior Secured Credit Facility includes principal payments and estimated interest payments excluding the effects of our interest rate swaps. Interest on the Term B-3 Loan is equal to the LIBOR (which may not be less than 1.00%) plus 2.50% based on our total leverage ratio, resulting in an applied rate of 3.5%. Actual payments will vary.
(2)	Estimated pension funding and post-retirement benefit payments are based on an increasing discount rate and effective interest rate for funding purposes between 4.5% - 5.3%. Pension funding and post-retirement benefit payments are excluded from the table beyond year 5, though we expect funding and payments to continue beyond year 5. See NOTE 13 of Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K for the funding status of our pension plans and other post-retirement plan as of December 31, 2015.
(3)	Estimated warranty obligations, sales allowance programs and defense price reduction reserves, which total $78.3 million, $24.3 million and $55.1 million, respectively, as of December 31, 2015 have been excluded from this table as timing of any payments are uncertain.

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

Revenue Recognition

Revenue recognition contains uncertainties because it requires management to make assumptions and to apply judgment to estimate the amount of sales incentives and provision for government price reductions. Distributor and customer sales incentives, consisting of allowances and other rebates, are estimated at the time of sale based upon history and experience and are recorded as a reduction to net sales. Incentive programs are generally product specific or region specific. Some factors used in estimating the cost of incentives include the number of transmissions that will be affected by the incentive program and the rate of acceptance of any incentive program. If the actual number of affected transmissions differs from this estimate, or if a different mix of incentives is actually paid, the impact on net sales would be recorded in the period that the change was identified. Assuming our current mix of sales incentives, a 10% change in sales incentives would have affected our earnings by approximately $5.0 million to $7.0 million per year for each of the prior three fiscal years.

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

Further information is provided in NOTE 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Goodwill impairment testing for 2015 was performed by assessing certain qualitative trends and factors. These trends and factors were compared to, and based on, the assumptions used in prior years. After reviewing the various qualitative factors mentioned above, our 2015 annual goodwill impairment test indicated that the fair value of the reporting unit more likely than not exceeded its carrying value, indicating no impairment.

Other intangible assets have both indefinite and finite useful lives. Intangible assets with indefinite useful lives, such as our trade name, are not amortized but are tested annually for impairment. We have elected to perform our annual trade name impairment test on October 31 of every year and follow a similar multi-step impairment test that is performed on goodwill. Events or circumstances that could unfavorably impact the key assumptions include lower net sales driven by market conditions, our inability to execute on marketing programs and/or a delay in introduction of new products, and higher discount rate as a result of market conditions. While unpredictable and inherently uncertain, we believe the forecast estimates are reasonable and incorporate those assumptions that similar market participants would use in their estimates of fair value. After reviewing the various qualitative factors mentioned above, our annual 2015 trade name impairment test, as of October 31, 2015, indicated that the fair value of our trade name more likely than not exceeded the respective carrying value, indicating no impairment. However, late in the fourth quarter of 2015, we obtained updated market data showing a further decline in forecasted net sales for certain of our end markets. As a result of the new market data and revised near term and long term forecasts, we completed a Step 1 analysis for the trade name to assess the impact of these changes on its fair value. We performed a quantitative analysis to compare the fair value of trade name to the carrying value of the trade name primarily using the relief–from-royalty method under the income valuation approach consistent with prior years. Significant assumptions used to determine fair value under the relief–from-royalty method include forecasted net sales, royalty rates and a discount rate to be applied to the forecasted net sales. The estimated fair value of the trade name, as of December 31, 2015, was approximately $790.0 million versus a carrying amount of $870.0 million, resulting in a trade name impairment of $80.0 million as of December 31, 2015. The trade name impairment did not result in any other charges to goodwill, other intangible assets or long-lived assets.

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

Further information is provided in NOTE 2 and NOTE 5 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

As a result of events and circumstances in the fourth quarter of 2014, we reviewed certain of our long-lived assets related to the production of the H3000 and H4000 hybrid-propulsion systems, resulting in a $15.4 million loss recorded for the year ended December 31, 2014. The loss, determined by using future net discounted cash flows, included approximately $1.7 million of accrued expenses related to the impairment of the long-lived assets. We also recorded $1.3 million loss during the first quarter of 2015. Deteriorating market conditions for hybrid-propulsion vehicles, principally as a result of decreased fuel costs, alternative fuels and other technologies, significantly contributed to the future cash flows of the related assets being less than the carrying value of those assets.

Warranty

Provisions for estimated expenses related to product warranties are made at the time products are sold. Warranty claims arise when a transmission fails while in service during the relevant warranty period. The warranty reserve is adjusted in Selling, general and administrative expenses based on our current and historical warranty claims paid and associated repair costs. These estimates are established using historical information including the nature, frequency, and average cost of warranty claims and are adjusted as actual information becomes available. From time to time, we may initiate a specific field action program. As a result of the uncertainty surrounding the nature and frequency of specific field action programs, the liability for such programs is recorded when we commit to an action. We review and assess the liability for these programs on a quarterly basis. We also assess our ability to recover certain costs from our suppliers and record a receivable from the supplier when we believe a recovery is probable. Warranty costs may differ from those estimated if actual claim rates are higher or lower than our historical rates. Further information is provided in NOTE 9 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015 which contains a summary of the activity in our warranty liability account for 2015 and 2014 including adjustments to pre-existing warranties.

Pension and Post-retirement Benefit Plans

OPEB costs are based upon various actuarial assumptions and methodologies as prescribed by authoritative accounting guidance. These assumptions include discount rates, expected return on plan assets, health care cost trend rates, inflation, rate of compensation increases, population demographics, mortality rates and other factors. We review all actuarial assumptions on an annual basis.

A change in the discount rate can have a significant impact on determining our benefit obligations. Our current discount rate is determined by matching the plans’ projected cash flows to a yield curve based on long-term, fixed income debt instruments available as of the measurement date of December 31, 2015. The effect of a one percentage point decrease in the assumed discount rate would result in an increase in the December 31, 2015 defined benefit pension plans obligation of approximately $21.1 million. Similarly, a one percentage point decrease in the assumed discount rate would result in an increase in the December 31, 2015 OPEB obligation of approximately $28.0 million.

Further information is provided in NOTE 13 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015, which contains our review on various actuarial assumptions.

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

Excluding net operating loss carryforwards, our expected tax payments would have increased by approximately $58.0 million for the year ended December 31, 2015. If we continue to generate taxable income, we expect to utilize the remaining U.S. federal net operating loss carryforwards by the end of 2016.

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

As of December 31, 2015, we early adopted the FASB’s authoritative accounting guidance on a retrospective basis to classify all deferred tax assets and liabilities, along with any related valuation allowance, as noncurrent on the balance sheet. Further information on income taxes is provided in NOTE 15 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Interest Rate Risk

We are subject to interest rate market risk in connection with a portion of our long-term debt. Our principal interest rate exposure relates to outstanding amounts under our Senior Secured Credit Facility. Our Senior Secured Credit Facility provides for variable rate borrowings of up to $2,863.8 million including $461.0 million under our revolving credit facility, net of $4.0 million of letters of credit. A one-eighth percent change in assumed interest rates for the Senior Secured Credit Facility, if fully drawn, as of December 31, 2015 would have an impact of approximately $0.6 million on interest expense assuming the 1.00% LIBOR floor is in effect for our Term B-3 Loan. Should LIBOR exceed 1.00%, a one-eighth percent change in assumed interest rates for the Senior Secured Credit Facility, if fully drawn, as of December 31, 2015 would have an impact of approximately $3.6 million on interest expense. As of December 31, 2015, we had no outstanding borrowings against the revolving credit facility.

From time to time, we enter into interest rate swap agreements to hedge our variable interest rate debt. Below is a list of our interest rate swaps as of December 31, 2015:

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

Exchange Rate Risk

While our net sales and costs are denominated primarily in U.S. Dollars, net sales, costs, assets and liabilities are generated in other currencies including Japanese Yen, Euro, Indian Rupee, Brazilian Real, Chinese Yuan Renminbi, Canadian Dollar and Hungarian Forint. The expansion of our business outside North America may further increase the risk that cash flows resulting from these activities may be adversely affected by changes in currency exchange rates. During 2015, we held hedging contracts in Japanese Yen, which were intended to hedge either known or forecasted cash flow payments denominated in the currency. We do not hold financial instruments for trading or speculative purposes.

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

Commodity Price Risk

We are subject to changes in our cost of sales caused by movements in underlying commodity prices. Approximately two-thirds of our cost of sales consists of purchased components with significant raw material content. A substantial portion of the purchased parts are made of aluminum and steel. The cost of aluminum parts include an adjustment factor on future purchases for fluctuations in aluminum prices based on accepted industry indices. In addition, a substantial amount of steel-based contracts also include an index-based component. As our costs change, we are able to pass through a portion of the changes in commodity prices to certain of our customers according to our LTSAs. We historically have not entered into long-term purchase contracts related to the purchase of aluminum and steel. We currently hold commodity swaps that are intended to hedge forecasted aluminum purchases. Based on our forecasted demand for 2016 and 2017, as of December 31, 2015, the hedge contracts cover approximately 32% and 23% of our aluminum requirements, respectively. We do not hold financial instruments for trading or speculative purposes.

Assuming current levels of commodity purchases, a 10% increase or decrease in the price of aluminum and steel would correspondingly change our earnings by approximately $1 million and $3 million per year, respectively. This includes the partial offset of our hedging contracts described above.

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

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Allison Transmission Holdings, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Allison Transmission Holdings, Inc. and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in NOTE 2 to the consolidated financial statements, the Company changed the manner in which it classifies deferred taxes and deferred financing costs in 2015.

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

/s/ PricewaterhouseCoopers LLP

Indianapolis, Indiana

February 19, 2016

Allison Transmission Holdings, Inc.

Consolidated Balance Sheets

(dollars in millions, except share data)

	December 31, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$251.6	$263.0
Accounts receivable — net of allowance for doubtful accounts of $0.4 and $0.3, respectively	195.0	207.4
Inventories	141.4	143.5
Other current assets	28.8	24.4

Total Current Assets	616.8	638.3

Property, plant and equipment, net	479.7	514.6
Intangible assets, net	1,334.8	1,512.0
Goodwill	1,941.0	1,941.0
Deferred income taxes, net	1.9	2.3
Other non-current assets	34.2	48.0

TOTAL ASSETS	$4,408.4	$4,656.2

LIABILITIES
Current Liabilities
Accounts payable	$126.2	$151.7
Product warranty liability	24.9	24.0
Current portion of long-term debt	24.5	17.9
Deferred revenue	22.9	20.6
Other current liabilities	106.1	131.7

Total Current Liabilities	304.6	345.9

Product warranty liability	53.4	59.6
Deferred revenue	56.4	48.7
Long-term debt	2,352.7	2,473.3
Deferred income taxes	204.6	119.5
Other non-current liabilities	248.1	211.4

TOTAL LIABILITIES	3,219.8	3,258.4
Commitments and contingencies (see NOTE 17)

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 1,880,000,000 shares authorized, 171,157,004 shares issued and outstanding and 179,488,247 shares issued and outstanding, respectively	1.7	1.8
Non-voting common stock, $0.01 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Paid in capital	1,690.2	1,651.0
Accumulated deficit	(444.5)	(215.5)
Accumulated other comprehensive loss, net of tax	(58.8)	(39.5)

TOTAL STOCKHOLDERS’ EQUITY	1,188.6	1,397.8

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$4,408.4	$4,656.2

The accompanying notes are an integral part of the consolidated financial statements.

Allison Transmission Holdings, Inc.

Consolidated Statements of Comprehensive Income

(dollars in millions, except per share data)

	Years ended December 31,
	2015	2014	2013
Net sales	$1,985.8	$2,127.4	$1,926.8
Cost of sales	1,052.0	1,151.5	1,084.9

Gross profit	933.8	975.9	841.9
Selling, general and administrative expenses	317.1	344.6	334.9
Engineering — research and development	92.5	103.8	97.1
Trade name impairment (see NOTE 5)	80.0	—	—
Environmental remediation	14.0	—	—
Loss associated with impairment of long-lived assets	1.3	15.4	—

Operating income	428.9	512.1	409.9
Interest income	0.7	0.9	0.8
Interest expense	(115.2)	(139.3)	(133.7)
Premiums and expenses on tender offer and redemption of long-term debt	(25.3)	—	—
Other expense, net	(0.3)	(5.6)	(10.9)

Income before income taxes	288.8	368.1	266.1
Income tax expense	(106.5)	(139.5)	(100.7)

Net income	$182.3	$228.6	$165.4

Basic earnings per share attributable to common stockholders	$1.03	$1.27	$0.90

Diluted earnings per share attributable to common stockholders	$1.03	$1.25	$0.88

Dividends declared per common share	$0.60	$0.51	$0.42

Other comprehensive (loss) income, net of tax:
Foreign currency translation	(11.5)	(7.4)	(5.0)
Pension and OPEB liability adjustment	(3.0)	(9.1)	29.0
Available-for-sale securities	(4.8)	(2.0)	(1.1)

Total other comprehensive (loss) income, net of tax	(19.3)	(18.5)	22.9

Comprehensive income	$163.0	$210.1	$188.3

The accompanying notes are an integral part of the consolidated financial statements.

Allison Transmission Holdings, Inc.

Consolidated Statements of Cash Flows

(dollars in millions)

	Years ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$182.3	$228.6	$165.4
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	97.1	98.8	105.3
Depreciation of property, plant and equipment	88.3	93.8	98.7
Deferred income taxes	96.0	131.8	98.0
Trade name impairment	80.0	—	—
Premiums and expenses on tender offer and redemption of long-term debt	25.3	—	—
Unrealized loss (gain) on derivatives	14.7	(4.7)	(32.8)
Stock-based compensation	9.8	14.7	13.7
Excess tax benefit from stock-based compensation	(8.4)	(24.6)	(13.7)
Amortization of deferred financing costs	8.0	8.1	10.9
Loss associated with impairment of long-lived assets	1.3	15.4	—
Loss on repayments of long-term debt	0.3	0.5	0.8
Impairment loss on investments in technology-related initiatives	—	2.0	5.0
Other	2.0	5.2	2.1

Changes in assets and liabilities:
Accounts receivable	9.0	(35.8)	(9.9)
Inventories	(2.2)	12.7	(4.4)
Accounts payable	(25.1)	2.1	17.6
Other assets and liabilities	1.5	24.7	6.8

Net cash provided by operating activities	579.9	573.3	463.5

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions of long-lived assets	(58.1)	(64.1)	(74.4)
Investments in technology-related initiatives	(1.9)	(5.8)	(8.8)
Proceeds from disposal of assets	0.3	0.3	0.5
Collateral for interest rate derivatives	—	1.7	1.2

Net cash used for investing activities	(59.7)	(67.9)	(81.5)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repurchases and redemption of long-term debt	(491.2)	—	—
Issuance of long-term debt	470.0	—	—
Repurchase of common stock	(305.8)	(249.8)	(99.5)
Payments on long-term debt	(116.5)	(157.6)	(142.4)
Dividend payments	(105.6)	(91.6)	(77.1)
Proceeds from exercise of stock options	22.9	59.6	46.3
Debt financing costs	(9.0)	(0.9)	(14.9)
Excess tax benefit from stock-based compensation	8.4	24.6	13.7
Taxes paid related to net share settlement of equity awards	(1.9)	(8.4)	(3.6)

Net cash used for financing activities	(528.7)	(424.1)	(277.5)
Effect of exchange rate changes on cash	(2.9)	(3.0)	(0.0)
Net (decrease) increase in cash and cash equivalents	(11.4)	78.3	104.5
Cash and cash equivalents at beginning of period	263.0	184.7	80.2

Cash and cash equivalents at end of period	$251.6	$263.0	$184.7

Supplemental disclosures:
Interest paid	$97.1	$140.0	$159.2
Income taxes paid	$5.2	$5.0	$3.8

The accompanying notes are an integral part of the consolidated financial statements.

Allison Transmission Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

(dollars in millions)

	Common Stock	Non- voting Common Stock	Preferred Stock	Treasury Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), net of tax	Stockholders’ Equity
Balance at December 31, 2012	$1.8	$0.0	$—	$(0.2)	$1,601.5	$(202.3)	$(43.9)	$1,356.9
Stock-based compensation	—	—	—	—	13.7	—	—	13.7
Pension and OPEB liability adjustment	—	—	—	—	—	—	29.0	29.0
Foreign currency translation adjustment	—	—	—	—	—	—	(5.0)	(5.0)
Available-for-sale securities	—	—	—	—	—	—	(1.1)	(1.1)
Issuance of common stock	0.0	—	—	—	42.6	—	—	42.6
Repurchase of common stock	(0.0)	—	—	—	(39.7)	(59.8)	—	(99.5)
Retirement of treasury stock	—	—	—	0.2	—	—	—	0.2
Dividends on common stock	—	—	—	—	—	(77.1)	—	(77.1)
Excess tax benefit from stock-based compensation	—	—	—	—	13.7	—	—	13.7
Net income	—	—	—	—	—	165.4	—	165.4

Balance at December 31, 2013	$1.8	$0.0	$—	$—	$1,631.8	$(173.8)	$(21.0)	$1,438.8
Stock-based compensation	—	—	—	—	14.7	—	—	14.7
Pension and OPEB liability adjustment	—	—	—	—	—	—	(9.1)	(9.1)
Foreign currency translation adjustment	—	—	—	—	—	—	(7.4)	(7.4)
Available-for-sale securities	—	—	—	—	—	—	(2.0)	(2.0)
Issuance of common stock	0.0	—	—	—	51.0	—	—	51.0
Repurchase of common stock	(0.0)	(0.0)	—	—	(71.1)	(178.7)	—	(249.8)
Dividends on common stock	—	—	—	—	—	(91.6)	—	(91.6)
Excess tax benefit from stock-based compensation	—	—	—	—	24.6	—	—	24.6
Net income	—	—	—	—	—	228.6	—	228.6

Balance at December 31, 2014	$1.8	$—	$—	$—	$1,651.0	$(215.5)	$(39.5)	$1,397.8
Stock-based compensation	—	—	—	—	9.8	—	—	9.8
Pension and OPEB liability adjustment	—	—	—	—	—	—	(3.0)	(3.0)
Foreign currency translation adjustment	—	—	—	—	—	—	(11.5)	(11.5)
Available-for-sale securities	—	—	—	—	—	—	(4.8)	(4.8)
Issuance of common stock	0.0	—	—	—	21.0	—	—	21.0
Repurchase of common stock	(0.1)	—	—	—	—	(305.7)	—	(305.8)
Dividends on common stock	—	—	—	—	—	(105.6)	—	(105.6)
Excess tax benefit from stock-based compensation	—	—	—	—	8.4	—	—	8.4
Net income	—	—	—	—	—	182.3	—	182.3

Balance at December 31, 2015	$1.7	$—	$—	$—	$1,690.2	$(444.5)	$(58.8)	$1,188.6

The accompanying notes are an integral part of the consolidated financial statements.

Allison Transmission Holdings, Inc.

Notes to Consolidated Financial Statements

NOTE 1.	OVERVIEW

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

The Company has approximately 2,700 employees and 13 different transmission product lines. Although approximately 81% of revenues were generated in North America in 2015, the Company has a global presence by serving customers in Europe, Asia, South America and Africa. The Company serves customers through an independent network of approximately 1,400 independent distributor and dealer locations worldwide.

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

These consolidated financial statements present the financial position, results of comprehensive income, cash flows and statements of equity. Certain reclassifications have been made in the consolidated financial statements of prior periods to conform to the current period presentation. The Company revised its consolidated statements of cash flows for prior periods due to changes in how foreign currency exchange rate movements on cash were calculated. The revisions resulted in a decrease to the “Effect of exchange rate changes on cash” with a corresponding increase to “Net cash provided by operating activities.” Management believes the revisions are immaterial to the consolidated financial statements.

The Company made reclassifications to the balance sheets for deferred financing costs and deferred taxes as a result of newly adopted accounting guidance. All reclassifications and revisions had no impact on previously reported net income, total stockholders’ equity or cash. See “Recently Issued Accounting Pronouncements” below for more details.

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

Segment Reporting

In accordance with the Financial Accounting Standards Board’s (“FASB”) authoritative accounting guidance on segment reporting, the Company has one operating segment and reportable segment. The Company is in one line of business, which is the manufacture and distribution of fully-automatic transmissions.

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

Marketable Securities

The Company determines the appropriate classification of all marketable securities as “held-to-maturity,” “available-for-sale” or “trading” at the time of purchase, and re-evaluates such classifications as of each balance sheet date. As of December 31, 2015, the Company’s marketable securities are classified as either available-for-sale or trading.

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

As a result of events and circumstances in the fourth quarter of 2014, the Company reviewed certain of its long-lived assets related to the production of the H3000 and H4000 hybrid-propulsion systems, resulting in a $15.4 million loss recorded for the year ended December 31, 2014. The loss, determined by using future net discounted cash flows, included approximately $1.7 million of accrued expenses related to the impairment of the long-lived assets. The Company also recorded $1.3 million impairment loss during the first quarter of 2015. Deteriorating market conditions for hybrid-propulsion vehicles, principally as a result of decreased fuel costs, alternative fuels and other technologies, significantly contributed to the future cash flows of the related assets being less than the carrying value of those assets.

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

Goodwill impairment testing for 2015 was performed by assessing certain qualitative trends and factors. The Company’s qualitative assessment included an assessment of business changes, economic outlook, financial trends and forecasts, growth rates, credit ratings, equity ratings, discount rates, industry data and other relevant qualitative factors. Events or circumstances that could unfavorably impact the key assumptions include lower net sales driven by market conditions, our inability to execute on marketing programs and/or delay in the introduction of new products, lower gross margins as a result of market conditions or failure to obtain forecasted cost reductions, or a higher discount rate as a result of market conditions. While unpredictable and inherently uncertain, the Company believes its forecast estimates are reasonable and incorporate assumptions that similar market participants would use in their estimates of fair value. These trends and factors were compared to, and based on, the assumptions used in prior years. After reviewing various qualitative factors, the Company’s 2015 annual goodwill impairment test indicated that the fair value of the reporting unit more likely than not exceeded its carrying value, indicating no impairment.

Other intangible assets have both indefinite and finite useful lives. Intangible assets with indefinite useful lives, such as the Company’s trade name, are not amortized but are tested annually for impairment. The Company has elected to perform our annual trade name impairment test on October 31 of every year and follow a similar multi-step impairment test that is performed on goodwill. Events or circumstances that could unfavorably impact the key assumptions include lower net sales driven by market conditions, our inability to execute on marketing programs and/or delay in introduction of new products, and higher discount rate as a result of market conditions. While unpredictable and inherently uncertain, the Company believes the forecast estimates are reasonable and incorporate those assumptions that similar market participants would use in their estimates of fair value. After reviewing various qualitative factors, the Company’s annual 2015 trade name impairment test, as of October 31, 2015, indicated that the fair value of the trade name more likely than not exceeded its carrying value, indicating no impairment. However, late in the fourth quarter of 2015, the Company obtained updated market data showing a further decline in forecasted net sales for certain of the Company’s end markets. As a result of the new market data and revised near term and long term forecasts, the Company completed a Step 1 analysis for the trade name to assess the impact of these changes on its fair value. The Company performed a quantitative analysis to compare the fair value of trade name to the carrying value of the trade name primarily using the relief-from-royalty method under the income valuation approach consistent with prior years. Significant assumptions used to determine fair value under the relief-from-royalty method include forecasted net sales, royalty rates and a discount rate to be applied to the forecasted net sales. The estimated fair value of the trade name, as of December 31, 2015, was approximately $790.0 million versus a carrying amount of $870.0 million, resulting in a trade name impairment of $80.0 million as of December 31, 2015. The trade name impairment did not result in any other charges to goodwill, other intangible assets or long-lived assets. Refer to NOTE 5 for further information.

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

Deferred Financing Costs

The Company early adopted the FASB’s authoritative accounting guidance, as of December 31, 2015, to present the deferred financing costs on the balance sheet as a direct deduction from the carrying amount of the debt rather than at cost as a component of other non-current assets. The debt issuance costs related to line-of-credit arrangements is presented as a component of other non-current assets as permitted by the new guidance. Deferred financing costs continue to be amortized over the life of the related debt using the effective interest method. Amortization of deferred financing costs is recorded as part of interest expense and totaled $8.0 million, $8.1 million and $10.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Revenue Recognition

The Company records sales when title has transferred to the customer, there is evidence of an agreement, the sales price is fixed or determinable, delivery has occurred or services have been rendered, and collectability is reasonably assured. The Company sells Extended Transmission Coverage (“ETC”) for which sales are deferred. ETC sales are recognized ratably over the period of the ETC, which typically ranges from two to five years after initial sale. Costs associated with ETC programs are recorded as incurred during the extended period. Distributor and customer sales incentives, consisting of allowances and other rebates, are estimated at the time of sale based upon the Company’s history and experience and are recorded as a reduction to Net sales. Incentive programs are generally product specific or region specific. Some factors used in estimating the cost of incentives include the number of transmissions that will be affected by the incentive program and rate of acceptance of any incentive program. If the actual number of affected transmissions differs from this estimate, or if a different mix of incentives is actually paid, the impact on Net sales would be recorded in the period that the change was identified. Consideration given to commercial customers recorded as a reduction of Net sales in the Consolidated Statements of Comprehensive Income included $46.7 million, $66.9 million, and $65.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Sales under U.S. government production contracts are recorded when the product is accepted, title has transferred to the U.S. government, the sales price is fixed or determinable, and delivery has occurred. Deferred revenue arises from cash received in advance of the culmination of the earnings process and is recognized as revenue in future periods when the applicable revenue recognition criteria have been met. Under the terms of some U.S. government contracts, there are certain price reduction clauses and provisions for potential price reductions which are estimated at the time of sale based upon the Company’s history and experience and are recorded as a reduction to Net sales. Potential reductions may be attributed to a change in projected sales volumes or plant efficiencies which impact overall costs. As of December 31, 2015 and 2014, the Company had $55.1 million and $63.1 million recorded in the price reduction reserve account, respectively.

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

The Company contracts with various third parties to provide engineering services. These services are recorded as Net sales in accordance with the terms of the contract. The saleable engineering recorded was $4.2 million, $7.4 million and $12.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. The associated costs are recorded in Cost of sales.

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

Environmental

The Company accrues costs related to environmental matters when it is probable that the Company has incurred a liability related to a contaminated site and the costs can be reasonably estimated. For additional information, see NOTE 17 Commitments and Contingencies.

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

The Company early adopted the FASB’s authoritative accounting guidance on a retrospective basis, as of December 31, 2015, to classify all deferred tax assets and liabilities, along with any related valuation allowance, as noncurrent on the balance sheet.

Stock-Based Compensation

The Company maintains a stock-based compensation plan which allows employees (including executive officers), consultants and directors to receive equity awards. The Company follows the FASB’s authoritative accounting guidance on share-based payments and recognizes the fair value of the awards as compensation expense over the vesting period. The accounting guidance also requires that forfeitures be estimated over the vesting period of an award instead of being recognized as a reduction of compensation expense when the forfeiture actually occurs.

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

The benefit cost components shown in the Consolidated Statements of Comprehensive Income are based upon various actuarial assumptions and methodologies as prescribed by authoritative accounting guidance. These assumptions include discount rates, expected return on plan assets, health care cost trend rates, inflation, rate of compensation increases, population demographics, mortality rates and other factors. The Company reviews all actuarial assumptions on an annual basis. Changes in key economic indicators can change these assumptions. These assumptions, along with the actual value of assets at the measurement date, will impact the calculation of pension expenses for the year. For instance, the effect of a one percentage point decrease in the assumed discount rate would result in an increase in the December 31, 2015 defined benefit pension plans obligation of approximately $21.1 million. Similarly, a one percentage point decrease in the assumed discount rate would result in an increase in the December 31, 2015 OPEB obligation of approximately $28.0 million.

Recently Issued Accounting Pronouncements

In November 2015, the FASB issued authoritative accounting guidance to simplify the balance sheet classification of deferred taxes. The guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The guidance will be effective prospectively or retrospectively for public entities for interim and annual reporting periods beginning after December 15, 2016, but can be early-adopted. Management has elected to early adopt the guidance on a retrospective basis as of December 31, 2015. As of December 31, 2014, the Company reclassified $1.0 million and ($118.7) million to non-current deferred income tax assets, net and non-current deferred income tax liabilities, net, respectively, to conform to the current period presentation.

In July 2015, the FASB issued authoritative accounting guidance to simplify the measurement of inventory. The guidance requires that inventory be measured at the lower of cost and net realizable value. When evidence exists that the net realizable value of inventory is lower than its cost, the difference shall be recognized as a loss in earnings in the period in which it occurs. Inventory measured using last-in, first-out and the retail inventory method are not impacted by the new guidance. The guidance is effective for public entities for interim and annual reporting periods beginning after December 15, 2016, but can be early-adopted. Management is assessing the potential impact of the adoption of this guidance on the Company’s consolidated financial statements.

In April 2015, the FASB issued authoritative accounting guidance to simplify the presentation of the debt issuance costs. The guidance requires that the debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The debt issuance costs related to line-of-credit arrangements can still be deferred and presented as an asset and subsequently amortized ratably over the term of the line-of-credit arrangement. The recognition and measurement guidance for debt issuance costs are not affected. The guidance is effective for public entities for interim and annual reporting periods beginning after December 15, 2015, but can be early-adopted. The guidance should also be applied on a retrospective basis. As of December 31, 2015, management has decided to early adopt this guidance. As of December 31, 2015 and 2014, approximately $25.6 million and $29.3 million of debt issuance costs, net of accumulated amortization, were presented in the consolidated balance sheet as direct deductions from the carrying amounts of the debt.

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

In May 2014, the FASB issued authoritative accounting guidance on a company’s accounting for revenue from contracts with customers. The guidance applies to all companies that enter into contracts with customers to transfer goods, services or nonfinancial assets. The guidance requires these companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires disclosures regarding the nature, timing, amount and uncertainty of revenue that is recognized. The guidance allows either full or modified retrospective adoption. The new guidance would have become effective for annual and interim periods beginning January 1, 2017. In July 2015, the FASB approved a one year delay of the effective date of the standard to January 1, 2018, to provide adequate time for implementation. Management is in the early stage of assessing the impact of both methods of adoption on the Company’s consolidated financial statements.

NOTE 3.	INVENTORIES

Inventories consisted of the following components (dollars in millions):

	December 31, 2015	December 31, 2014
Purchased parts and raw materials	$69.5	$72.3
Work in progress	5.1	6.1
Service parts	45.8	46.5
Finished goods	21.0	18.6

Total inventories	$141.4	$143.5

Inventory components shipped to third parties, primarily cores, parts to re-manufacturers, and parts to contract manufacturers, which the Company has an obligation to buy back, are included in purchased parts and raw materials, with an offsetting liability in Other current liabilities. See NOTE 12, “Other Current Liabilities” for more information.

NOTE 4.	PROPERTY, PLANT AND EQUIPMENT

The cost and accumulated depreciation of property, plant and equipment are as follows (dollars in millions):

	December 31, 2015	December 31, 2014
Land and land improvements	$25.0	$23.6
Buildings and building improvements	293.8	281.6
Machinery and equipment	585.7	576.2
Software	121.3	117.0
Special tools	160.0	143.6
Construction in progress	28.8	39.9

Total property, plant and equipment	1,214.6	1,181.9
Accumulated depreciation	(734.9)	(667.3)

Property, plant and equipment, net	$479.7	$514.6

Depreciation of property, plant and equipment was $88.3 million, $93.8 million and $98.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

During 2015 and 2014, the Company recorded an impairment of certain machinery and equipment, and special tools associated with the production of the H3000 and H4000 hybrid-propulsion systems. See NOTE 2, “Impairment of long-lived assets” for more information.

NOTE 5.	GOODWILL AND OTHER INTANGIBLE ASSETS

As of December 31, 2015 and 2014, the carrying amount of the Company’s Goodwill was $1,941.0 million.

The following presents a summary of other intangible assets (dollars in millions):

	December 31, 2015			December 31, 2014
	Intangible assets, gross	Accumulated amortization	Intangible assets, net	Intangible assets, gross	Accumulated amortization	Intangible assets, net
Other intangible assets:
Trade name	$790.0	$—	$790.0	$870.0	$—	$870.0
Customer relationships - defense	62.3	(31.3)	31.0	62.3	(27.9)	34.4
Customer relationships – commercial	831.8	(477.3)	354.5	831.8	(426.9)	404.9
Proprietary technology	476.3	(320.1)	156.2	476.3	(282.0)	194.3
Non-compete agreement	17.3	(14.6)	2.7	17.3	(12.8)	4.5
Patented technology - defense	28.2	(27.9)	0.3	28.2	(24.5)	3.7
Tooling rights	4.5	(4.4)	0.1	4.5	(4.3)	0.2
Patented technology - commercial	260.6	(260.6)	—	260.6	(260.6)	—

Total	$2,471.0	$(1,136.2)	$1,334.8	$2,551.0	$(1,039.0)	$1,512.0

Amortization of intangible assets was $97.1 million, $98.8 million and $105.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015, the Company recorded a trade name impairment charge of $80.0 million. The impairment charge was a result of a decline in forecasted net sales for certain of the Company’s end markets. The impairment charge was derived from an income approach by which the relief-from-royalty method was applied valuing the savings to cash flow. The relief-from-royalty method requires assumptions be made concerning forecasted revenue, a discount rate, and a royalty rate. The underlying concept of the relief-from-royalty method is that the value of the trade name can be estimated by determining the cost savings the Company achieves by not having to license the trade name.

The trade name impairment did not result in any other charges to goodwill, other intangible assets or long-lived assets.

As of December 31, 2015, the net carrying value of the Company’s Goodwill and Other intangible assets, net was $3,275.8 million.

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

Level 3 — Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At each balance sheet date, the Company performs an analysis of all instruments subject to authoritative accounting guidance and includes, in Level 3, all of those whose fair value is based on significant unobservable inputs. As of December 31, 2015 and 2014, the Company did not have any Level 3 financial assets or liabilities.

The Company’s assets and liabilities that are measured at fair value include cash and cash equivalents, available-for-sale securities, derivative instruments, assets held in a rabbi trust and a deferred compensation obligation. The Company’s cash equivalents consist of short-term U.S. government backed securities. The Company’s available-for-sale securities consist of ordinary shares of Torotrak plc (“Torotrak”) associated with a license and exclusivity agreement with Torotrak. Torotrak’s listed shares are traded on the London Stock Exchange under the ticker symbol “TRK.” The Company’s derivative instruments consist of interest rate swaps, foreign currency swaps and commodity swaps. The Company’s assets held in the rabbi trust consist principally of publicly available mutual funds and target date retirement funds. The Company’s deferred compensation obligation is directly related to the fair value of assets held in the rabbi trust.

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

The foreign currency swaps consist of forward rate contracts which are intended to hedge exposure of transactions denominated in certain currencies and reduce the impact of currency price volatility on the Company’s financial results. The commodity swaps consist of forward rate contracts which are intended to hedge exposure of transactions involving purchases of component parts and energy to power our facilities, reducing the impact of commodity price volatility on the Company’s financial results.

For the fair value measurement of foreign currency derivatives, the Company uses forward foreign exchange rates received from the issuing financial institution. These rates are periodically corroborated by comparing to third-party broker quotes. The foreign currency swaps are accounted for within the authoritative accounting guidance set forth on accounting for derivative instruments and hedging activities and have been recorded at fair value based upon quoted market rates. The fair values are included in Other current and non-current assets and liabilities in the Consolidated Balance Sheets. The Company generally does not elect to apply hedge accounting for these foreign currency swaps, and as a result, unrealized fair value adjustments and realized gains and losses are recorded in Other expense, net in the Consolidated Statements of Comprehensive Income during the period of change.

For the fair value measurement of commodity derivatives, the Company uses forward prices received from the issuing financial institution. These rates are periodically corroborated by comparing to third-party broker quotes. The commodity derivatives are accounted for within the authoritative accounting guidance set forth on accounting for derivative instruments and hedging activities and have been recorded at fair value based upon quoted market rates. The fair values are included in Other current and non-current assets and liabilities in the Consolidated Balance Sheets. The Company has either not qualified for or not elected hedge accounting treatment for these commodity swaps, and as a result, unrealized fair value adjustments and realized gains and losses are recorded in Other expense, net in the Consolidated Statements of Comprehensive Income.

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

The following table summarizes the fair value of the Company’s financial assets and (liabilities) as of December 31 (dollars in millions):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		TOTAL
	2015	2014	2015	2014	2015	2014
Cash equivalents	$100.0	$55.0	$—	$—	$100.0	$55.0
Available-for-sale securities	2.9	8.6	—	—	2.9	8.6
Rabbi trust assets	4.8	2.9	—	—	4.8	2.9
Deferred compensation obligation	(4.8)	(2.9)	—	—	(4.8)	(2.9)
Derivative assets	—	—	0.0	0.0	0.0	0.0
Derivative liabilities	—	—	(30.1)	(15.4)	(30.1)	(15.4)

Total	$102.9	$63.6	$(30.1)	$(15.4)	$72.8	$48.2

NOTE 7.	DEBT

Long-term debt and maturities are as follows (dollars in millions):

	December 31, 2015	December 31, 2014
Long-term debt:
Senior Secured Credit Facility Term B-2 Loan, variable, due 2017	$—	$283.6
Senior Secured Credit Facility Term B-3 Loan, variable, due 2019	2,402.8	1,765.6
Senior Notes, fixed 7.125%, due 2019	—	471.3

Total long-term debt	$2,402.8	$2,520.5
Less: current maturities of long-term debt	24.5	17.9
deferred financing costs, net (see NOTE 2)	25.6	29.3

Total long-term debt, net	$2,352.7	$2,473.3

Principal payments required on long-term debt during the next five years are as follows:

	Required Principal Payments
(dollars in millions)	2016	2017	2018	2019	2020
Payment	$24.5	$24.5	$24.5	$2,329.3	$—

As of December 31, 2015, the Company had $2,402.8 million of indebtedness associated with Allison Transmission, Inc.’s (“ATI”), the Company’s wholly-owned subsidiary, Senior Secured Credit Facility Term B-3 Loan due 2019 (“Term B-3 Loan”, and together the revolving credit facility, defined as the “Senior Secured Credit Facility”).

The fair value of the Company’s long-term debt obligations as of December 31, 2015 was $2,384.8 million. The fair value is based on quoted Level 2 market prices of the Company’s debt as of December 31, 2015. It is not expected that the Company would be able to repurchase a significant amount of its debt at these levels. The difference between the fair value and carrying value of the long-term debt is driven primarily by trends in the financial markets.

In March 2015, ATI commenced a cash tender offer to purchase its outstanding 7.125% senior cash pay notes due May 2019 (“7.125% Senior Notes”). In connection with the cash tender offer, ATI solicited consents to enter into a supplemental indenture to eliminate substantially all of the restrictive covenants, certain events of default and related provisions contained in the indenture dated as of May 6, 2011 (the “Indenture”) governing the 7.125% Senior Notes. On March 31, 2015, ATI received valid consents from holders with an aggregate principal amount of $420.9 million of the 7.125% Senior Notes. Accordingly, ATI entered into a first supplemental indenture to the Indenture contingent on the execution of an amendment with the term loan lenders under its Senior Secured Credit Facility.

In April 2015, ATI entered into an amendment with the term loan lenders under its Senior Secured Credit Facility to add up to an additional $470.0 million of Term B-3 Loan commitments and incur term loans in an aggregate principal amount of $470.0 million. The amendment also, among other things, (i) permits prepayment, repurchase or redemption of ATI’s 7.125% Senior Notes with the proceeds of the financing and (ii) resets the period for which a prepayment premium of 1.00% will apply in the event of a repricing transaction to the six-month anniversary of the closing date of the financing. With the exception of the items noted above, the terms (including maturity and pricing) of the financing are materially the same as the terms of the existing Term B-3 Loan outstanding. As a result of the newly structured Senior Secured Credit Facility, ATI recorded approximately $7.7 million as deferred financing fees in the Consolidated Balance Sheets. Immediately following the financing, ATI purchased $420.9 million of the tendered 7.125% Senior Notes using the proceeds from the financing in a cash payment equal to $1,042 per $1,000 aggregate principal amount of the 7.125% Senior Notes plus accrued and unpaid interest. Upon the payment, the supplemental indenture to the Indenture became operative. The purchase resulted in a loss (the premium between the purchase price of the notes and the face value of such notes) of $22.7 million including deferred financing fees written off.

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

In November 2015, ATI entered into an amendment with the term loan lenders under its Senior Secured Credit Facility to refinance $189.0 million of Senior Secured Credit Facility Term B-2 Loan due 2017 (“Term B-2 Loan”) replacing it with an additional $189.0 million of term loans under the Term B-3 Loan. The addition to the Term B-3 Loan increased the Company’s debt maturity from August 2017 to August 2019 and the applicable interest rate margin at the Company’s option, is either (a) 2.50% over the LIBOR (which may not be less than 1.00%) or (b) 1.50% over the greater of the prime lending rate provided by the British Banking Association or the federal funds effective rate published by the Federal Reserve Bank of New York. As of December 31, 2015, the rate was approximately 3.50% on the Term B-3 Loan. The November 2015 amendment was treated as a modification of debt under GAAP, and thus the Company expensed $0.3 million of deferred financing fees and recorded $1.3 million of new deferred financing fees in the consolidated financial statements.

The Senior Secured Credit Facility requires minimum quarterly principal payments on the Term B-3 Loan as well as prepayments from certain net cash proceeds of non-ordinary course asset sales and casualty and condemnation events and from a percentage of excess cash flow, if applicable. During 2015, the Company made principal payments of $94.5 million on the Term B-2 Loan, resulting in a loss of $0.3 million associated with the write off of related deferred debt issuance costs. The minimum required quarterly principal payment on the Term B-3 Loan is $6.1 million and remains through its maturity date of 2019. As of December 31, 2015, there had been no payments required from certain net cash proceeds of non-ordinary course asset sales and casualty and condemnation events. The remaining principal balance is due upon maturity.

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

In accordance with the Senior Secured Credit Facility, net cash proceeds of non-ordinary course asset sales, casualty and condemnation events will only be required to prepay the term loan if the Company does not reinvest or commit to reinvest such net cash proceeds in assets to be used in its business or to make certain other permitted investments within 15 months of the related transaction or event, subject to certain limitations. The Company must apply 50% of its annual excess cash flow (as defined in the Senior Secured Credit Facility) to the prepayment of the Senior Secured Credit Facility, however this percentage reduces to certain levels and eventually to zero upon achievement of certain total senior secured leverage ratios. For the years ended December 31, 2015 and 2014, the Company was not required to make an excess cash flow payment.

The Senior Secured Credit Facility also provides for a revolving credit borrowing. In 2014, ATI increased the revolving commitments available under the revolving portion of the Senior Secured Credit Facility to $465.0 million, net of an allowance for up to $75.0 million in outstanding letters of credit commitments. The increase was treated as a modification of debt under GAAP, and thus the Company recorded $0.6 million of new deferred financing fees in the consolidated financial statements. As of December 31, 2015, the Company had $461.0 million available under the revolving credit facility, net of $4.0 million in letters of credit. Revolving credit borrowings bear interest at a variable base rate plus an applicable margin based on the Company’s total leverage ratio. As of December 31, 2015, this rate would have been approximately 1.63%. In addition, there is an annual commitment fee, based on the Company’s total leverage ratio, which as of December 31, 2015, was equal to 0.25% of the average unused revolving credit borrowings available under the Senior Secured Credit Facility. Revolving credit borrowings are payable at the option of the Company throughout the term of the Senior Secured Credit Facility with the balance due in January 2019.

The revolving portion of the Senior Secured Credit Facility requires the Company to maintain a specified maximum total senior secured leverage ratio of 5.50x when revolving loan commitments remain outstanding at the end of a fiscal quarter. In March 2014, however, the revolving lenders holding a majority of the revolving loan commitments permanently waived and agreed that no event of default would result from any non-compliance so long as there were no revolving loans outstanding as of the last day of any fiscal quarter. As of December 31, 2015, the Company had no revolving loans outstanding; however the Company would have been in compliance with the maximum total senior secured leverage ratio, achieving a 2.99x ratio. Additionally within the terms of the Senior Secured Credit Facility, a senior secured leverage ratio at or below 3.50x results in the elimination of excess cash flow payments on the Senior Secured Credit Facility for the applicable year. The Senior Secured Credit Facility also provides certain financial incentives based on our total leverage ratio. A total leverage ratio at or below 4.00x results in a 25 basis point reduction to the applicable margin on the revolving credit facility, and a total leverage ratio at or below 3.50x results in a 12.5 basis point reduction to the revolving credit facility commitment fee and an additional 25 basis point reduction to the applicable margin on the revolving credit facility. A total leverage ratio at or below 3.25x results in a 25 basis point reduction to the applicable margin on our Term B-3 Loan. These reductions would remain in effect as long as the Company achieves a total leverage ratio at or below the related threshold. As of December 31, 2015, the total leverage ratio was 2.99x.

In addition, the Senior Secured Credit Facility, among other things, includes customary restrictions (subject to certain exceptions) on the Company’s ability to incur certain indebtedness, grant certain liens, make certain investments, declare or pay certain dividends, or repurchase shares of the Company’s common stock. As of December 31, 2015, the Company is in compliance with all covenants under the Senior Secured Credit Facility.

NOTE 8.	DERIVATIVES

The Company is exposed to certain financial risk from volatility in interest rates, foreign exchange rates and commodity prices. The risk is managed through the use of financial derivative instruments including interest rate swaps, foreign currency swaps and commodity swaps. The Company’s current derivative instruments are used strictly as an economic hedge and not for speculative purposes. As necessary, the Company adjusts the values of the derivative instruments for counter-party or credit risk.

Interest Rate

The Company is subject to interest rate risk related to the Senior Secured Credit Facility and enters into interest rate swap contracts that are based on the LIBOR to manage a portion of this exposure. The Company has not elected hedge accounting treatment for these derivatives, and as a result, fair value adjustments are charged directly to Interest expense in the Consolidated Statements of Comprehensive Income. A summary of the Company’s interest rate derivatives as of December 31, 2015 and December 31, 2014 follows (dollars in millions):

	December 31, 2015		December 31, 2014
	Notional Amount	Fair Value	Notional Amount	Fair Value
3.44% Interest Rate Swap L, Aug 2016 – Aug 2019*	$75.0	(3.6)	75.0	(2.3)
3.43% Interest Rate Swap M, Aug 2016 – Aug 2019*	100.0	(4.8)	100.0	(3.0)
3.37% Interest Rate Swap N, Aug 2016 – Aug 2019*	75.0	(3.5)	75.0	(2.1)
3.19% Interest Rate Swap O, Aug 2016 – Aug 2019*	75.0	(3.1)	75.0	(1.7)
3.08% Interest Rate Swap P, Aug 2016 – Aug 2019*	75.0	(2.8)	75.0	(1.5)
2.99% Interest Rate Swap Q, Aug 2016 – Aug 2019*	50.0	(1.7)	50.0	(0.9)
2.98% Interest Rate Swap R, Aug 2016 – Aug 2019*	50.0	(1.7)	50.0	(0.9)
2.73% Interest Rate Swap S, Aug 2016 – Aug 2019*	50.0	(1.4)	50.0	(0.5)
2.74% Interest Rate Swap T, Aug 2016 – Aug 2019*	75.0	(2.1)	75.0	(0.8)
2.66% Interest Rate Swap U, Aug 2016 – Aug 2019*	50.0	(1.2)	50.0	(0.4)
2.60% Interest Rate Swap V, Aug 2016 – Aug 2019*	50.0	(1.2)	50.0	(0.3)
2.40% Interest Rate Swap W, Aug 2016 – Aug 2019*	25.0	(0.5)	25.0	0.0
2.25% Interest Rate Swap X, Aug 2016 – Aug 2019*	50.0	(0.8)	—	—

* includes LIBOR floor of 1.00%	$800.0	$(28.4)	$750.0	$(14.4)

Currency Exchange

The Company’s business is subject to foreign exchange rate risk. As a result, the Company enters into various forward rate contracts that qualify as derivatives under the authoritative accounting guidance to manage certain of these exposures. Forward contracts are used to hedge forecasted transactions and known exposure of payables denominated in a foreign currency. The Company has not elected to apply hedge accounting under the authoritative accounting guidance and recorded the unrealized fair value adjustments and realized gains and losses associated with these contracts in Other expense, net in the Consolidated Statements of Comprehensive Income during the period of change.

The following table summarizes the outstanding foreign currency swaps as of December 31, 2015 and 2014 (amounts in millions):

	December 31, 2015		December 31, 2014
	Notional Amount	Fair Value	Notional Amount	Fair Value
Japanese Yen (JPY)	¥—	$—	¥300.0	$(0.3)

		$—		$(0.3)

Commodity

The Company’s business is subject to commodity price risk, primarily with component suppliers. As a result, the Company enters into various commodity swap contracts that qualify as derivatives under the authoritative accounting guidance to manage certain of these exposures. Swap contracts are used to hedge forecasted transactions either of the commodity or of components containing the commodity. The Company has not qualified for hedge accounting treatment for these commodity swaps, and as a result, unrealized fair value adjustments and realized gains and losses associated with these contracts were charged directly to Other expense, net in the Consolidated Statements of Comprehensive Income during the period of change.

The following table summarizes the outstanding commodity swaps as of December 31, 2015 and December 31, 2014 (dollars in millions):

	December 31, 2015			December 31, 2014
	Notional Amount	Quantity	Fair Value	Notional Amount	Quantity	Fair Value
Aluminum	$13.7	8,150 metric tons	$(1.7)	$11.3	6,200 metric tons	$(0.7)
Natural Gas	$0.2	70,000 MMBtu	0.0	$0.2	60,000 MMBtu	0.0

			$(1.7)			$(0.7)

The following tabular disclosures further describe the Company’s derivative instruments and their impact on the financial condition of the Company (dollars in millions):

	December 31, 2015		December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Foreign currency swaps	Other current assets	$—	Other current liabilities	$(0.3)
Commodity swaps
	Other current and non-current liabilities	(1.7)	Other current and non-current liabilities	(0.7)
Interest rate swaps
	Other current and non-current liabilities	(28.4)	Other non- current liabilities	(14.4)

Total derivatives not designated as hedging instruments		$(30.1)		$(15.4)

The fair values of the derivatives are recorded between Other current and non-current assets and Other current and non-current liabilities as appropriate in the Consolidated Balance Sheets. As of December 31, 2015, the amounts recorded to Other current and non-current liabilities for commodity swaps were ($1.1) million and ($0.6) million, respectively. The amounts recorded to Other current and non-current liabilities for interest rate swaps were ($3.9) million and ($24.5) million, respectively.

As of December 31, 2014, the amount recorded to Other current liabilities for foreign currency swaps was ($0.3) million. The amounts recorded to Other current and non-current liabilities for commodity swaps were ($0.6) million and ($0.1) million, respectively. The amount recorded to Other non-current liabilities for interest rate swaps was ($14.4) million, respectively.

The impact on the Company’s Consolidated Statements of Comprehensive Income related to foreign currency and commodity swaps can be found in NOTE 11, and the following tabular disclosure describes the location and impact on the Company’s results of operations related to unrealized (loss) gain on interest rate derivatives (dollars in millions):

	December 31, 2015	December 31, 2014	December 31, 2013
Location of impact on results of operations
Interest expense	$(14.0)	$3.5	$34.3

NOTE 9.	PRODUCT WARRANTY LIABILITIES

As of December 31, 2015, the current and non-current product warranty liabilities were $24.9 million and $53.4 million, respectively. As of December 31, 2014, the current and non-current product warranty liabilities were $24.0 million and $59.6 million, respectively. Product warranty liability activities consist of the following (dollars in millions):

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Beginning balance	$83.6	$90.5	$109.7
Payments	(32.5)	(35.0)	(38.7)
Increase in liability (warranty issued during period)	21.2	26.8	28.4
Net adjustments to liability	5.5	0.7	(9.6)
Accretion (for predecessor liabilities)	0.5	0.6	0.7

Ending balance	$78.3	$83.6	$90.5

During 2015, the Company recorded approximately $9.2 million of adjustments to the product warranty liabilities as a result of specific field action programs. As a result of the uncertainty surrounding the nature and frequency of specific field action programs, these liabilities will change as additional field information becomes available.

The remaining adjustments to the total liability in 2015, 2014 and 2013, excluding the Dual Power Inverter Module (“DPIM”) as discussed below, were the result of general changes in estimates for various products as additional claims data and field information became available.

Dual Power Inverter Module

During June 2007, Old GM recognized the estimated cost of replacing the DPIM used on H 40/50 EP hybrid systems. Certain units were falling short of their expected service life and the Company’s predecessor, Allison Transmission, an operating unit of General Motors Corporation, decided to cover repair or replacement for an extended period. The Company is responsible for the first $12.0 million of qualified cost while General Motors Company (“GM”) is responsible for the next $34.0 million of costs, with any amount over $46.0 million being shared one-third by the Company and two-thirds by GM for shipments through June 30, 2009.

During 2015, the Company completed an analysis of its DPIM extended coverage program and determined, based on current claims, that the product warranty liability should be increased by $1.8 million. This resulted in a $2.1 million increase in the GM DPIM receivable and a $0.3 million favorable adjustment to the Consolidated Statements of Comprehensive Income. During 2015, the Company also received a $1.8 million favorable settlement related to the specific DPIM field action programs. As of December 31, 2015, the DPIM liability was $50.3 million with an associated receivable from GM of $30.7 million. Through December 31, 2015, the Company had paid approximately $39.6 million in DPIM claims and received approximately $23.6 million in reimbursement from GM. The Company will continue to review the total DPIM liability and GM receivable for any changes in estimates as additional data becomes available.

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

NOTE 10.	DEFERRED REVENUE

As of December 31, 2015, the current and non-current deferred revenue for ETC were $22.9 million and $56.4 million, respectively. As of December 31, 2014, the current and non-current deferred revenue for ETC were $20.3 million and $48.7 million, respectively. Deferred revenue for ETC activity (dollars in millions):

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Beginning balance	$69.0	$63.6	$63.5
Increases	31.9	26.2	21.1
Revenue earned	(21.6)	(20.8)	(21.0)

Ending balance	$79.3	$69.0	$63.6

Deferred revenue recorded in current liabilities related to unearned net sales for defense contracts for the years ended December 31, 2015, 2014 and 2013 was approximately $0.0 million, $0.3 million and $8.8 million, respectively.

Due to requests from the U.S. government, the Company billed, but did not ship certain tracked transmissions during 2013. Based on the lack of a fixed delivery date from the U.S. government, the Company deferred approximately $8.8 million of net sales for these transmissions until they were shipped in 2014.

NOTE 11.	OTHER EXPENSE, NET

Other expense, net consists of the following (dollars in millions):

	Years ended December 31,
	2015	2014	2013
Vendor settlement	$2.9	$—	$—
Loss on intercompany foreign exchange	(1.7)	(5.4)	(2.3)
Gain (loss) on foreign exchange	1.4	(1.0)	(2.4)
Realized loss on derivative contracts (see NOTE 8)	(1.3)	(1.0)	(2.8)
Unrealized (loss) gain on derivative contracts (see NOTE 8)	(0.8)	1.2	(1.5)
Loss on repayments and repurchases of long-term debt (see NOTE 7)	(0.3)	(0.5)	(0.8)
Grant program income	—	2.6	5.2
Impairment loss on investments in technology-related initiatives	—	(2.0)	(5.0)
Gain on negotiation of commercial agreement	—	2.0	—
Public offering fees and expenses	—	(1.4)	(1.6)
Other	(0.5)	(0.1)	0.3

Total	$(0.3)	$(5.6)	$(10.9)

NOTE 12.	OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (dollars in millions):

	As of December 31, 2015	As of December 31, 2014
Payroll and related costs	$31.5	$50.9
Sales allowances	24.3	25.5
Vendor buyback obligation	12.1	13.2
Taxes payable	12.6	8.5
Defense price reduction reserve	8.7	16.2
Derivative liabilities	5.0	0.8
Accrued interest payable	0.6	5.2
Environmental liabilities	0.5	—
Other accruals	10.8	11.4

Total	$106.1	$131.7

NOTE 13.	EMPLOYEE BENEFIT PLANS

The Company’s hourly defined benefit pension plan generally provides benefits of negotiated, stated amounts for each year of service as well as significant supplemental benefits for employees who retire with 30 years of service before normal retirement age. For all hourly employees hired after May 18, 2008, the defined benefit pension plan was replaced with a defined contribution pension plan, and the company-sponsored retiree healthcare was also eliminated for those hired after May 18, 2008. The charge to expense for the hourly defined contribution pension plan was $1.5 million, $1.3 million and $1.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company’s salaried defined benefit plan covering salaried employees with a service date prior to January 1, 2001 is generally based on years of service and compensation history. The salaried defined contribution retirement savings plan requires the Company to match employee contributions up to certain predefined limits based upon eligible base salary. In addition to the matching contribution, the Company is required to make a contribution equal to 1% of eligible base salary for salaried employees with a service date on or after January 1, 1993 to cover certain benefits in retirement that are different from salaried employees with a service date prior to January 1, 1993. In addition, for salaried employees with a service date on or after January 1, 2001, the Company is required to contribute to its defined contribution retirement savings plan an amount equal to 4% of eligible base salary under the program. The charge to expense for the salaried defined contribution retirement savings plan was $5.7 million, $5.4 million and $5.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company is also responsible for OPEB costs (medical, dental, vision, and life insurance) for hourly employees hired prior to May 19, 2008. Post-retirement benefit costs consist of service cost, interest cost on accrued obligations and the expected return on assets (calculated using a smoothed market value of assets). Any difference between actual and expected returns on assets during a year and actuarial gains and losses on liabilities together with any prior service costs are charged (or credited) to income over the average remaining service lives of employees. The benefit cost components shown in the Consolidated Statements of Comprehensive Income are based upon certain data specific to the Company, actuarial assumptions that were used for OPEB accounting disclosures, and certain allocation methodologies such as population demographics. The plan is unfunded and any future payments will be funded by the Company’s operating cash flows. As of December 31, 2015 and 2014, the Company had an estimated OPEB liability for hourly employees hired prior to May 19, 2008, excluding those employees eligible to retire at the time of the sale of the Company (“the Acquisition Transaction”), of $147.3 million and $136.0 million, respectively.

As part of the Health Care Reform Act enacted in 2010, the Company has evaluated the impact on “High-cost Health Plans” in which employers offering health plan coverage exceeding certain thresholds must pay an excise tax equal to 40% of the value of the plan that exceeds the threshold amount. As a result of the excise tax, the Company has recorded $12.2 million in its OPEB liability as of December 31, 2015 with a corresponding adjustment to AOCL, net of tax. This includes an adjustment for the delay in the start date from 2018 to 2020 as a result of the Bipartisan Budget Act of 2015.

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

Information about the net periodic benefit cost and other changes recognized in AOCL for the pension and post-retirement benefit plans is as follows (dollars in millions):

	Pension Plans			Post-retirement Benefits
	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Net Periodic Benefit Cost:
Service cost	$14.4	$13.2	$16.3	$2.2	$2.2	$3.3
Interest cost	5.2	5.0	4.0	5.4	5.9	5.8
Expected return on assets	(8.5)	(7.7)	(6.7)	—	—	—
Prior service cost	0.1	0.1	0.1	(3.6)	(3.6)	(3.6)
(Gain) loss	(0.1)	—	0.7	—	(0.7)	—

Net Periodic Benefit Cost	$11.1	$10.6	$14.4	$4.0	$3.8	$5.5
Other changes recognized in other comprehensive income:
Prior service credit	$0.2	$—	$—	$—	$—	$—
Net (gain) loss	(4.4)	2.1	(18.4)	4.4	7.8	(30.7)
Amortizations	(0.0)	(0.1)	(0.8)	3.6	4.3	3.6

Total recognized – other comprehensive income	$(4.2)	$2.0	$(19.2)	$8.0	$12.1	$(27.1)

The table below provides the weighted-average actuarial assumptions used to determine the net periodic benefit cost.

	Pension Plans			Post-retirement Benefits
	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Discount rate	3.90%	4.80%	3.90%	4.00%	4.90%	4.10%
Rate of compensation increase (salaried)	3.00%	3.00%	3.00%	N/A	N/A	N/A
Expected return on assets	6.25%	6.80%	7.00%	N/A	N/A	N/A

The table below provides the weighted-average actuarial assumptions used to determine the benefit obligations of the Company’s plans.

	Pension Plans		Post-retirement Benefits
	As of December 31,
	2015	2014	2015	2014
Discount rate	4.40%	3.90%	4.60%	4.00%
Rate of compensation increase (salaried)	3.00%	3.00%	N/A	N/A

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

The discount rate is used to determine the present value of the Company’s benefit obligations. The Company’s discount rate is determined by matching the plans projected cash flows to a yield curve based on long-term, fixed income debt instruments available as of the measurement date of December 31, 2015.

The overall expected rate of return on plan assets is based upon historical and expected future returns consistent with the expected benefit duration of the plan for each asset group adjusted for investment and administrative fees.

Health care cost trends are used to project future post-retirement benefits payable from the Company’s plans. For the Company’s December 31, 2015 obligations, future post-retirement medical care costs were forecasted assuming an initial annual increase of 6.67%, decreasing to 4.50% by the year 2027. Future post-retirement prescription drug costs were forecasted assuming an initial annual increase of 5.75%, decreasing to 4.50% by the year 2027.

As health care costs trends have a significant effect on the amounts reported, an increase and decrease of one-percentage-point would have the following effects in the year ended December 31, 2015 (dollars in millions):

	1% Increase	1% Decrease
Effect on total of service and interest cost	$1.8	$(1.3)
Effect on post-retirement benefit obligation	$31.2	$(24.3)

The following table provides a reconciliation of the changes in the net benefit obligations and fair value of plan assets for the years ended December 31, 2015, 2014 and 2013 (dollars in millions):

	Pension Plans			Post-retirement Benefits
	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Benefit Obligations:
Net benefit obligation at beginning of year	$133.5	$105.9	$103.3	$136.0	$120.7	$142.6
Service cost	14.4	13.2	16.3	2.2	2.2	3.3
Interest cost	5.2	5.0	4.0	5.4	5.9	5.8
Plan Amendments	0.2	—	—	—	—	—
Benefits paid	(2.0)	(1.5)	(0.8)	(0.7)	(0.6)	(0.3)
Actuarial (gain) loss	(10.9)	10.9	(16.9)	4.4	7.8	(30.7)

Net benefit obligation at end of year	$140.4	$133.5	$105.9	$147.3	$136.0	$120.7

Fair Value of Plan Assets:
Fair value of plan assets at beginning of year	$135.3	$108.6	$89.4	$—	$—	$—
Actual return on plan assets	2.0	16.4	8.2	—	—	—
Employer contributions	4.8	11.8	11.8	0.7	0.6	0.3
Benefits paid	(2.0)	(1.5)	(0.8)	(0.7)	(0.6)	(0.3)

Fair value of plan assets at end of year	$140.1	$135.3	$108.6	$—	$—	$—

Net Funded Status	$(0.3)	$1.8	$2.7	$(147.3)	$(136.0)	$(120.7)

The Company’s pension plan assets mostly consist of diversified equity securities and diversified debt securities. The fair values of plan assets for the Company’s pension plans as of December 31, 2015 and 2014 are as follows (dollars in millions):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		TOTAL
	2015	2014	2015	2014	2015	2014
Cash equivalents	$3.0	$8.6	$—	$—	$3.0	$8.6
Diversified equity securities	21.1	57.8	—	—	21.1	57.8
Diversified debt securities	21.9	68.9	94.1	—	116.0	68.9

Total	$46.0	$135.3	$94.1	$—	$140.1	$135.3

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

	Target
Asset Category	Hourly	Salary
Cash equivalents	2%	2%
Diversified equity securities	15	15
Diversified debt securities	83	83

Total	100%	100%

Through 2015, the Company’s investment committee has continued to evaluate the investments and take steps toward the established targets.

The following table discloses the amounts recognized in the balance sheet and in AOCL at December 31, 2015 and 2014, on a pre-tax basis (dollars in millions):

	Pension Plans		Post-retirement Benefits
	As of December 31,
	2015	2014	2015	2014
Amounts Recognized in Balance Sheet:
Noncurrent assets	$6.6	$7.9	$—	$—
Current liabilities	—	—	(1.6)	(1.2)
Noncurrent liabilities	(6.9)	(6.1)	(145.7)	(134.8)

Total (liability) asset	$(0.3)	$1.8	$(147.3)	$(136.0)

Accumulated Other Comprehensive Loss:
Prior service (cost) credit	$(0.3)	$(0.1)	$18.1	$21.7
Actuarial gain	5.0	0.6	4.2	8.6

Total	$4.7	$0.5	$22.3	$30.3

The amounts in AOCL expected to be amortized and recognized as a component of net periodic benefit cost in 2016 are as follows (dollars in millions):

	2016
	Pension Plans	Post-retirement Benefits
Prior service (cost) credit	$(0.2)	$3.6
Actuarial gain	0.3	—

Total	$0.1	$3.6

The accumulated benefit obligation for the Company’s pension plans as of December 31, 2015 and 2014 was $136.6 million and $129.7 million, respectively.

As of December 31, 2015 and 2014, the projected benefit obligation, the accumulated benefit obligation, and the fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets and for pension plans with an accumulated benefit obligation in excess of plan assets were as follows (dollars in millions):

	Hourly Plan				Salary Plan
	As of December 31,
	2015		2014		2015	2014
Plans with projected benefit obligation in excess of plan assets:
Projected benefit obligation	N/A	[1]	N/A	[1]	$74.6	$71.4
Fair value of plan assets	N/A	[1]	N/A	[1]	$67.7	$65.3
Plans with accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	N/A	[1]	N/A	[1]	$70.8	$67.6
Fair value of plan assets	N/A	[1]	N/A	[1]	$67.7	$65.3

[1]	As of December 31, 2015 and 2014, the hourly defined benefit pension plan had plan assets greater than both the projected benefit obligation and accumulated benefit obligation.

Information about expected cash flows for the Company’s pension and post-retirement benefit plans is as follows (dollars in millions):

	Pension Plans	Post-retirement Benefits
Employer Contributions:
2016 expected contributions	$8.0	$1.7
Expected Benefit Payments:
2016	3.3	1.7
2017	4.1	2.3
2018	4.8	3.0
2019	5.6	3.7
2020	6.4	4.5
2021-2025	45.6	30.8

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

In June 2012, the Company established a non-qualified deferred compensation plan (“Deferred Compensation Plan”) for a select group of management. Under the terms of the plan, the Company has utilized a rabbi trust to accumulate assets to fund its promise to pay benefits under the Deferred Compensation Plan. The rabbi trust is an irrevocable trust, which restricts any use of funds (operational or otherwise) by the Company other than to pay benefits under the Deferred Compensation Plan, and prevents immediate taxation of contributed amounts. Funds are accumulated through both employee deferrals and a company match. Funds can be invested by the employee into a diversified group of investment options, which have been selected by the Company’s investment committee, that are all categorized as Level 1 in the fair value hierarchy. The company match resulted in a charge of $0.2 million, $0.2 million, and $0.3 million to the Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013, respectively, and the fair value of the rabbi trust plan assets and deferred compensation obligation was $4.8 million and $2.9 million as of December 31, 2015 and 2014, respectively.

NOTE 14.	STOCK-BASED COMPENSATION

In March 2015, the Company’s Board of Directors adopted and in May 2015, the Company’s stockholders approved the Allison Transmission Holdings, Inc. 2015 Equity Incentive Award Plan (“2015 Plan”), which became effective on May 14, 2015. Under the 2015 Plan, certain employees (including executive officers), consultants and directors are eligible to receive equity-based compensation, including non-qualified stock options, incentive stock options, restricted stock, dividend equivalents, stock payments, restricted stock units (“RSU”), performance awards, stock appreciation rights and other equity-based awards, or any combination thereof. The 2015 Plan limits the aggregate number of shares of common stock available for issue to 15.3 million and will expire on, and no option or other equity award may be granted pursuant to the 2015 Plan after, the tenth anniversary of the date the 2015 Plan was approved by the Board of Directors.

Prior to the adoption of the 2015 Plan, the Company’s equity-based awards were granted under Allison Transmission Holdings, Inc. 2011 Equity Incentive Award Plan (“2011 Plan”) and the Equity Incentive Plan of Allison Transmission Holdings, Inc. (“Equity Plan” and, together with the 2011 Plan, the “Prior Plans”). As of the effective date of the 2015 Plan, no new awards will be granted under the Prior Plans, but the Prior Plans will continue to govern the equity awards issued under the Prior Plans.

Restricted Stock Units

RSUs were issued to certain employees in 2015, 2014 and 2013 under the 2011 Plan, and certain directors in 2015 and 2014 under the 2015 Plan and 2011 Plan, at fair market value at the date of grant. These awards entitle the holder to receive one common share for each RSU upon vesting, which generally occurs over one to three years upon continued performance of services by the RSU holders. A summary of RSU activity as of December 31, 2015, 2014 and 2013, and changes during the period then ended is presented below:

Non-vested RSUs:	RSUs (in millions)	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2012	1.0	$20.20
Granted	0.2	23.31
Vested	(0.4)	20.23
Non-vested as of December 31, 2013	0.8	$20.90
Granted	0.0	29.85
Vested	(0.6)	20.32
Non-vested as of December 31, 2014	0.2	$26.57
Granted	0.1	31.96
Vested	(0.1)	23.95
Non-vested as of December 31, 2015	0.2	$30.61

As of December 31, 2015 and 2014, there were $2.8 million and $3.0 million, respectively, of unrecognized compensation cost related to non-vested RSU compensation arrangements granted under the 2015 Plan and 2011 Plan. This cost is expected to be recognized, on a straight line basis, over a period of approximately two years. RSU incentive compensation expense recorded was $3.0 million, $9.8 million and $12.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. The total intrinsic value of RSUs vested during the years ended December 31, 2015, 2014 and 2013 was $0.2 million, $7.4 million and $1.1 million, respectively. The total fair value of RSUs vested during the years ended December 31, 2015, 2014 and 2013 was approximately $3.8 million, $20.2 million and $9.0 million, respectively.

Pursuant to the share withholding provisions of the 2011 Plan and the related RSU award agreement, certain employees, in lieu of paying withholding taxes on the vesting of RSUs, authorized the withholding of an aggregate of approximately 0.1 million, 0.3 million and 0.1 million shares, respectively of the Company’s common stock to satisfy their minimum statutory tax withholding requirements related to such vesting events during 2015, 2014 and 2013. The withheld shares were recorded as a reduction to equity on the applicable vesting dates of approximately $1.4 million, $8.4 million and $3.6 million during 2015, 2014 and 2013, respectively.

Restricted Stock Awards

Restricted stock was granted to certain employees in 2015 and 2014 under the 2011 Plan at fair market value on the date of grant. The restrictions lapse upon continued performance by the restricted stock holders on the vest date which generally occurs over one, two or three years. A summary of restricted stock activity as of December 31, 2015 and 2014, and changes during the period ended December 31, 2015 and 2014 is presented below:

Non-vested Shares:	Restricted Stock (in millions)	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2013	—	$—
Granted	0.2	29.47
Vested	—	—
Non-vested as of December 31, 2014	0.2	$29.47
Granted	0.0	32.05
Vested	0.0	29.08
Non-vested as of December 31, 2015	0.2	$30.27

As of December 31, 2015 and 2014, there was $2.8 million and $3.4 million, respectively, of unrecognized compensation cost related to non-vested restricted stock compensation arrangements granted under the 2011 Plan. This cost is expected to be recognized, on a straight line basis, over a period of approximately two years. Restricted stock incentive compensation expense recorded was $2.2 million and $1.6 million for the years ended December 31, 2015 and 2014, respectively. The total intrinsic value of restricted stock vested during the year ended December 31, 2015 was $0.1 million.

Pursuant to the share withholding provisions of the 2011 Plan and the related restricted stock award agreement, certain employees, in lieu of paying withholding taxes on the vesting of restricted stock, authorized the withholding of the Company’s common stock to satisfy their minimum statutory tax withholding requirements related to such vesting events during 2015. The withheld shares were recorded as a reduction to equity on the applicable vesting dates of approximately $0.5 million during 2015.

Performance Awards

Performance awards were granted to certain employees in 2015 under the 2011 Plan. In accordance with the FASB’s authoritative accounting guidance on stock compensation, each performance award granted is to be recorded at fair value. The Company records the fair value of each performance award based on a Monte-Carlo pricing model using the assumptions noted in the following table:

2015
Expected volatility	18%-34%
Expected term (in years)	2.9
Risk-free rate	1.0%

The restrictions lapse on the date the Compensation Committee of the Board of Directors determines the number of shares that shall vest based on the total stockholders return of the Company and the specified peer group, which date should be no later than February 28, 2018. A summary of performance award activity as of December 31, 2015, and changes during the period ended December 31, 2015 is presented below:

Non-vested Shares:	Performance award (in millions)	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2014	—	$—
Granted	0.1	$36.53
Vested	—	—
Non-vested as of December 31, 2015	0.1	$36.53

As of December 31, 2015, there was $1.7 million of unrecognized compensation cost related to non-vested performance awards granted under the 2011 Plan. This cost is expected to be recognized, on a straight line basis, over a period of approximately three years. Performance award incentive compensation expense recorded was $0.7 million for the year ended December 31, 2015.

Stock Options

Stock options granted under the Equity Plan after the completion of the Acquisition Transaction and through March 2012, have a per share exercise price based on the fair market value of the Company at the date of grant. Stock options granted under the 2015 Plan and 2011 Plan have a per share exercise price based on the closing price of a share of the Company’s common stock as reported by the NYSE on the date of grant. All stock options expire 10 years after the grant date. The options vest upon the continued performance of services by the option holder over time, with either 20% or 33% of the award vesting on each anniversary of the grant date over three to five years for awards under the Equity Plan and 100% of the award vesting in December of the year that is two years after the year of grant or the third anniversary of the grant date under the 2011 Plan. Upon termination of employment for reasons other than cause, retirement before the age of 65 with less than 90 points (calculated as age plus years of service), death or disability, the options shall cease to be exercisable ninety days following the date of the optionees’ termination of service. Upon termination of employment for cause, the options shall not be exercisable on the date of such termination. Upon termination of employment for retirement at or after the age of 65, the options shall cease to be exercisable three years following such date. Upon termination of employment for retirement before the age of 65 with 90 or more points, the options shall cease to be exercisable two years following such date. Upon termination of employment for death or disability, the options shall cease to be exercisable twelve months following such date.

In accordance with the FASB’s authoritative accounting guidance on stock compensation, each option grant is to be recorded at fair value. When options are granted, the Company uses a Black-Scholes option pricing model to calculate the fair value of each option award using the assumptions noted in the following table:

	2015	2014	2013
Expected volatility	31%	38%	51%
Expected dividend yield	1.9%	1.6%	1.2%
Expected term (in years)	6.0	5.5	5.4
Risk-free rate	1.5%	1.7%	1.6%

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

A summary of option activity as of December 31, 2015, 2014 and 2013, and changes during the period then ended is presented below:

	Options (in millions)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding as of December 31, 2012	11.9	$14.01	4.93 years
Exercisable as of December 31, 2012	11.8	$14.02	4.91 years
Granted	0.6	$23.39
Exercised	(3.8)	—
Outstanding as of December 31, 2013	8.7	$15.33	4.30 years
Exercisable as of December 31, 2013	8.1	$14.79	3.94 years
Granted	0.4	$30.23
Exercised	(4.2)	—
Outstanding as of December 31, 2014	4.9	$17.49	4.19 years
Exercisable as of December 31, 2014	3.9	$15.32	3.08 years
Granted	0.2	$32.13
Exercised	(1.5)	—
Outstanding as of December 31, 2015	3.6	$19.47	4.12 years
Exercisable as of December 31, 2015	3.0	$16.87	3.12 years

The weighted-average grant-date fair value of options granted during the years ended December 31, 2015, 2014 and 2013 was $8.39, $9.51 and $9.76, respectively. The total fair value of stock options vested during the years ended December 31, 2015, 2014 and 2013 was $5.9 million, $0.0 million and $0.7 million, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2015, 2014 and 2013 was $25.8 million, $82.3 million and $58.0 million, respectively. The aggregate intrinsic value of stock options outstanding and exercisable was $23.1 million and $27.1 million as of December 31, 2015, and $80.4 million and $72.5 million as of December 31, 2014, respectively.

A summary of the status of the Company’s non-vested stock options as of December 31, 2015, 2014 and 2013, and changes during the period ended December 31, 2015, 2014 and 2013 is presented below:

Non-vested Stock Options:	Options (in millions)	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2012	0.2	$4.34
Granted	0.6	9.76
Vested	(0.2)	3.59
Non-vested at December 31, 2013	0.6	$9.06
Granted	0.4	9.51
Vested	—	—
Non-vested at December 31, 2014	1.0	$9.44
Granted	0.2	8.39
Vested	(0.6)	9.76
Non-vested at December 31, 2015	0.6	$9.12

As of December 31, 2015, 2014 and 2013, there was $2.9 million, $4.8 million and $4.2 million, respectively, of unrecognized compensation cost related to non-vested stock option compensation arrangements granted under the Prior Plans. This cost is expected to be recognized, on a straight line basis, over a period of approximately two to three years. Stock option incentive compensation expense recorded was $3.9 million, $3.3 million and $1.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

NOTE 15.	INCOME TAXES

Income before income taxes included the following (dollars in millions):

	Years ended December 31,
	2015	2014	2013
U.S. income	$260.5	$355.1	$259.0
Foreign income	28.3	13.0	7.1

Total	$288.8	$368.1	$266.1

The provision for income tax expense was estimated as follows (dollars in millions):

	Years ended December 31,
	2015	2014	2013
Estimated current income taxes:
U.S. federal	$3.0	$1.6	$0.2
Foreign	5.4	6.3	1.9
U.S. state and local	2.1	(0.2)	0.6

Total Current	10.5	7.7	2.7
Deferred income tax expense (credit), net:
U.S. federal	89.7	125.6	87.6
Foreign	(0.1)	(0.3)	0.1
U.S. state and local	6.4	6.5	10.3

Total Deferred	96.0	131.8	98.0

Total income tax expense	$106.5	$139.5	$100.7

Cash paid for income taxes for the years ended December 31, 2015, 2014 and 2013 was $5.2 million, $5.0 million and $3.8 million, respectively.

A reconciliation of the provision for income tax expense compared with the amounts at the U.S. federal statutory rate is as follows (dollars in millions):

	Years ended December 31,
	2015	2014	2013
Tax at U.S. statutory income tax rate	$101.1	$128.9	$93.1
Foreign rate differential	(3.0)	(2.3)	(0.7)
Non-deductible expenses	3.9	3.9	0.8
Valuation allowance	(0.8)	2.6	1.0
State tax expense	5.4	4.0	7.3
Adjustment to deferred tax expense	1.2	2.4	(0.3)
Other adjustments	(1.3)	(0.0)	(0.5)

Total income tax expense	$106.5	$139.5	$100.7

Temporary differences and carryforwards that gave rise to deferred tax assets and liabilities included the following (dollars in millions):

	As of December 31, 2015	As of December 31, 2014
Deferred tax assets:
Inventories	$5.4	$5.1
Warranty accrual	26.3	26.2
Sales allowances and rebates	6.8	6.7
Deferred revenue	29.4	25.7
Post-retirement	11.2	5.0
Intangibles	71.8	77.3
Other accrued liabilities	24.1	32.8
Unrealized loss on interest rate derivatives	13.4	6.6
Operating loss carryforwards	48.6	107.8
Tax credits	6.2	3.1
Environmental remediation	5.2	—
Stock based compensation	7.4	6.9
Technology-related investments	10.2	7.5
Other	13.8	10.8

Total Deferred tax assets	279.8	321.5

Valuation allowances	(4.2)	(5.2)

Deferred tax liabilities:
Property, plant and equipment	(19.0)	(19.6)
Goodwill	(365.0)	(320.8)
Trade name	(91.3)	(90.3)
Other	(3.0)	(2.8)

Total Deferred tax liabilities	(478.3)	(433.5)

Net Deferred tax liability	$(202.7)	$(117.2)

As of December 31, 2015, the Company early adopted the FASB’s authoritative accounting guidance on a retrospective basis to classify all deferred tax assets and liabilities, along with any related valuation allowance, as noncurrent on the balance sheet. Refer to NOTE 2 for more details.

Of the estimated net operating loss carryforwards as of December 31, 2015, approximately 85% relates to U.S. federal net operating loss carryforwards and approximately 16% relates to the U.S. state net operating loss carryforwards. Substantially all U.S. Federal and State operating loss carryforwards will not expire until 2027-2032. As of December 31, 2015 and 2014, the Company had $97.4 million and $253.3 million, respectively, of net operating loss carryforwards for U.S. federal income tax purposes. If the Company continues to generate taxable income, it expects to utilize the remaining U.S. federal net operating loss carryforwards by the end of 2016.

Management has determined, based on an evaluation of available objective and subjective evidence, that it is more likely than not that certain foreign deferred tax assets will not be realized and therefore continue to offset these deferred tax assets with a valuation allowance of $4.2 million and $5.2 million as of December 31, 2015 and 2014, respectively.

The Company has not recognized any deferred tax liabilities associated with investments and earnings in foreign subsidiaries as they are intended to be permanent in duration. Such amounts may become taxable upon an actual or deemed repatriation in the future; however, at this time, management believes any related unrecognized deferred tax liability is immaterial.

In accordance with the FASB’s authoritative guidance on accounting for uncertainty in income taxes, the Company has recorded a liability for unrecognized tax benefits related to a 2010 Research & Development Credit. The accounting guidance prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For the year ended December 31, 2015, all of the company’s returns (when filed) will remain subject to examination by the various taxing authorities for the duration of the applicable statute of limitations (generally three years from the later of the date of filing or the due date of the return). The change in the liability for unrecognized tax benefits are as follows (dollars in millions):

December 31, 2013	$2.3

December 31, 2014	$2.5

Increases in unrecognized tax benefits as a result of current year activity	—

December 31, 2015	$2.5

For the years ended December 31, 2015, 2014 and 2013, the Company recognized no interest and penalties in the Consolidated Statements of Comprehensive Income. The Company follows a policy of recording any tax related interest or penalties in Income tax expense.

NOTE 16.	OTHER COMPREHENSIVE LOSS

The changes in components of accumulated other comprehensive loss consisted of the following (dollars in millions):

	Before Tax	Tax (Expense) Benefit	After Tax
Balance at December 31, 2012	$(9.2)	$(34.7)	$(43.9)

Foreign currency translation	(5.0)	—	(5.0)
Pension and OPEB liability adjustment	46.4	(17.4)	29.0
Available-for-sale securities	(1.9)	0.8	(1.1)

Net current period other comprehensive income	$39.5	$(16.6)	$22.9

Balance at December 31, 2013	$30.3	$(51.3)	$(21.0)

Foreign currency translation	(7.4)	—	(7.4)
Pension and OPEB liability adjustment	(14.6)	5.5	(9.1)
Available-for-sale securities	(3.2)	1.2	(2.0)

Net current period other comprehensive loss	$(25.2)	$6.7	$(18.5)

Balance at December 31, 2014	$5.1	$(44.6)	$(39.5)

Foreign currency translation	(11.5)	—	(11.5)
Pension and OPEB liability adjustment	(3.4)	0.4	(3.0)
Available-for-sale securities	(7.6)	2.8	(4.8)

Net current period other comprehensive loss	$(22.5)	$3.2	$(19.3)

Balance at December 31, 2015	$(17.4)	$(41.4)	$(58.8)

The following table shows the location in the Consolidated Statements of Comprehensive Income affected by reclassifications from AOCL (dollars in millions):

	For the year ended December 31, 2015
AOCL Components	Amount reclassified from AOCL	Affected line item in the consolidated statements of comprehensive income
Amortization of defined benefit pension items:
Prior service cost	$3.2	Cost of sales
	0.2	Selling, general and administrative
	0.1	Engineering – research and development
Actuarial loss	0.1	Cost of sales
	0.0	Selling, general and administrative
	0.0	Engineering – research and development

Total reclassifications, before tax	3.6	Income before income taxes
Income tax expense	(1.3)	Tax expense

Total reclassifications	$2.3	Net of tax

Prior service cost and actuarial loss are included in the computation of the Company’s net periodic benefit cost. Please see NOTE 13 for additional details.

NOTE 17.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain facilities under various operating leases. Rent expense under the non-cancelable operating leases was $5.1 million, $5.4 million, and $5.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. Certain leases contain renewal options.

As of December 31, 2015, future payments under non-cancelable operating leases are as follows over each of the next five years and thereafter (dollars in millions):

2016	$4.7
2017	3.3
2018	2.1
2019	1.4
2020	1.3
Thereafter	2.0

Total	$14.8

Environmental Matters

Under the asset purchase agreement with Old GM, Old GM agreed to indemnify the Company against certain environmental liabilities, including pre-acquisition offsite waste disposal from the Company’s facilities, former facilities associated with the business and any properties or facilities relating to the business that Old GM retained. While the Company is responsible for environmental liabilities that arise due to post-acquisition activities, GM, as successor to Old GM’s obligations, has continued to perform remedial activities at the Company’s Indianapolis, Indiana manufacturing facilities relating to historical soil and groundwater contamination at the facilities. GM’s activities are referred to as the “Corrective Action” plan, pursuant to the asset purchase agreement, whereby it retained responsibility for completing all obligations covered by a voluntary Corrective Action Agreement that Old GM entered with the U.S. Environmental Protection Agency (“EPA”). By operation of the asset purchase agreement, once the EPA issues a final decision on GM’s activities under the Corrective Action Plan, the Company assumes all responsibility for operating, monitoring and maintaining the ongoing corrective action and GM’s indemnification obligations cease.

During the third quarter of 2015, the EPA determined that GM’s remedial activities were complete and that the migration of any contamination is under control, and published a public notice seeking comment on a draft final decision, the issuance of which would result in the Company assuming responsibility for operating, monitoring and maintaining the ongoing Corrective Action activities through an agreed order of consent (“AOC”) with the EPA.

As a result of the publishing of the draft final decision, the Company has determined that appropriate liabilities for the operating, monitoring and maintaining the ongoing remedial activities can be reasonably estimated. As of September 30, 2015, the Company recorded approximately $14.0 million for the estimated undiscounted liabilities to be paid out over the next 30 years, including approximately $0.5 million recorded to Other current liabilities and approximately $13.5 million to Other non-current liabilities. The recorded liabilities will be adjusted periodically as remediation efforts progress or as additional technical, regulatory or legal information becomes available. The Company expects to fund the expenditures for these activities from operating cash flow.

On January 27, 2016, the EPA issued a final decision. With the AOC, financial assurance is required by the EPA to complete the operation, monitoring and maintenance activities in the event the Company fails to do so. This financial assurance can take a variety of forms including, but not limited to meeting certain financial metrics, providing a letter of credit, or securing a bond or an insurance policy. The amount and method by which the Company will be required to provide financial assurance is expected to be determined in 2016.

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

As of December 31, 2015 and 2014, the Company employed approximately 2,700 employees with 90% of those employees in the U.S. Approximately 60% of the Company’s U.S. employees were represented by unions and subject to a collective bargaining agreement as of December 31, 2015 and 2014. In addition, many of the hourly employees outside the U.S. are represented by various unions. The Company is currently operating under a collective bargaining agreement with the UAW Local 933 that expires in November 2017.

Three customers accounted for greater than 10% of net sales within the last three years presented.

	Years ended December 31,
% of net sales	2015	2014	2013
Daimler AG	21%	17%	17%
Navistar, Inc.	10%	10%	10%
Volvo Group	10%	8%	6%

No other customers accounted for more than 10% of net sales of the Company during the years ended December 31, 2015, 2014 or 2013.

Two customers accounted for greater than 10% of outstanding accounts receivable within the last two years presented.

% of accounts receivable	As of December 31, 2015	As of December 31, 2014
Daimler AG	24%	15%
Navistar, Inc.	8%	12%

No other customers accounted for more than 10% of the outstanding accounts receivable as of December 31, 2015 or December 31, 2014.

One supplier accounted for greater than 10% of materials purchased for the periods presented:

	Years ended December 31,
% of material purchased	2015	2014	2013
Linamar Corporation Inc.	8%	10%	13%

No other supplier accounted for more than 10% of materials purchased during the years ended December 31, 2015, 2014 or 2013.

NOTE 19.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Senior Notes Held by Executive Officers

In May 2015, the Company redeemed $100,000 and $450,000 of ATI’s 7.125% Senior Notes held by Lawrence E. Dewey, Chairman and Chief Executive Officer, and David S. Graziosi, President, Chief Financial Officer and Treasurer, respectively, at the specified redemption price in the governing indenture equal to 103.563% of the principal amount plus any accrued and unpaid interest. Refer to NOTE 7 for additional details.

Repurchase of Common Stock held by Sponsors

During 2014, the Company completed four secondary public offerings in September, June, April and February of 5,392,499, 40,250,000, 25,000,000, and 28,750,000 shares of its common stock held by investment funds affiliated with the Carlyle Group and Onex Corporation (collectively, the Sponsors”) at public offering prices, less underwriting discounts and commissions, of $30.46, $29.95, $29.78 and $29.17 per share, respectively. In connection with certain of the offerings, the Company repurchased from the underwriters 5,000,000 shares in June 2014 and 3,428,179 shares in February 2014 at the prices paid by the underwriters and subsequently retired those shares.

NOTE 20.	COMMON STOCK

The Company’s current stock repurchase program was announced on October 30, 2014. The Board authorized management to repurchase up to $500.0 million of its common stock on the open market or through privately negotiated transactions through December 31, 2016. The timing and amount of stock purchases are subject to market conditions and corporate needs. This stock repurchase program may be extended, modified, suspended or discontinued at any time at the Board’s discretion. During 2015, the Company repurchased approximately $305.8 million of its common stock under the repurchase program. All of the repurchase transactions during the fourth quarter of 2015 were settled in cash during the same period.

NOTE 21.	EARNINGS PER SHARE

The Company presents both basic and diluted earnings per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted EPS is calculated by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during the reporting period that are calculated using the treasury stock method for stock-based awards. The treasury stock method assumes that the Company uses the proceeds from the exercise of awards to repurchase common stock at the average market price during the period. The assumed proceeds under the treasury stock method include the purchase price that the grantee will pay in the future, compensation cost for future service that the Company has not yet recognized and any tax benefits that would be credited to additional paid-in-capital when the award generates a tax deduction. If there would be a shortfall resulting in a charge to additional paid-in-capital, such an amount would be a reduction of the proceeds to the extent of the gains. The diluted weighted-average common shares outstanding exclude the anti-dilutive effect of certain stock options since such options had an exercise price in excess of the monthly average market value of our common stock. As of December 31, 2015, the Company had 0.7 million shares of outstanding anti-dilutive stock options.

The following table reconciles the numerators and denominators used to calculate basic EPS and diluted EPS (in millions, except per share data):

	Years ended December 31,
	2015	2014	2013
Net income	$182.3	$228.6	$165.4

Weighted average shares of common stock outstanding	175.9	179.8	184.5
Dilutive effect stock-based awards	1.3	2.5	3.4

Diluted weighted average shares of common stock outstanding	177.2	182.3	187.9

Basic earnings per share attributable to common stockholders	$1.03	$1.27	$0.90

Diluted earnings per share attributable to common stockholders	$1.03	$1.25	$0.88

NOTE 22.	GEOGRAPHIC INFORMATION

The Company had the following net sales by country as follows (dollars in millions):

	Years ended December 31,
	2015	2014	2013
United States	$1,459.8	$1,578.0	$1,354.3
Canada	95.5	85.1	88.6
China	63.9	128.7	141.0
Japan	48.7	45.8	37.0
United Kingdom	44.0	36.8	42.5
Germany	39.6	38.1	53.9
Other	234.3	214.9	209.5

Total	$1,985.8	$2,127.4	$1,926.8

The Company had net long-lived assets by country as follows (dollars in millions):

	Years ended December 31,
	2015	2014	2013
United States	$419.2	$442.6	$478.7
India	43.2	51.5	59.9
Hungary	12.5	15.1	18.1
Others	4.8	5.4	6.7

Total	$479.7	$514.6	$563.4

NOTE 23.	QUARTERLY FINANCIAL INFORMATION

The following is a summary of the unaudited quarterly results of operations. The Company believes that all adjustments considered necessary for a fair presentation in accordance with GAAP have been included (unaudited, in millions, except per share data).

	Quarters ended,
	March 31	June 30	September 30	December 31
2015
Net sales	$503.6	$511.0	$493.0	$478.2
Gross profit	239.2	236.3	236.1	222.2
Operating income	142.3	137.5	111.9	37.2
Income before income taxes	108.2	87.1	73.8	19.7
Net income	68.4	54.4	46.5	13.0
Basic earnings per share	$0.38	$0.30	$0.27	$0.08
Diluted earnings per share	$0.38	$0.30	$0.27	$0.08

2014
Net sales	$493.6	$536.1	$553.3	$544.4
Gross profit	222.5	238.5	259.3	255.6
Operating income	114.8	132.2	147.3	117.8
Income before income taxes	79.3	94.7	116.3	77.8
Net income	52.1	57.2	68.8	50.5
Basic earnings per share	$0.29	$0.32	$0.38	$0.28
Diluted earnings per share	$0.28	$0.31	$0.38	$0.28

The Company’s 2015 quarterly results were affected by certain items. For the quarter ended December 31, 2015, the Company recorded $80.0 million of trade name impairment charge as a result of lower forecasted net sales for certain of the Company’s end markets.

Allison Transmission Holdings, Inc.

Schedule I—Parent Company only Balance Sheets

(dollars in millions)

	December 31, 2015	December 31, 2014
ASSETS
Current Assets:
Cash	$—	$—

Total Current Assets	—	—
Investments in and advances to subsidiaries	1,188.6	1,397.8

TOTAL ASSETS	$1,188.6	$1,397.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$—	$—

Total Current Liabilities	—	—
Capital stock	1.7	1.8
Additional paid-in-capital	1,690.2	1,651.0
Treasury stock	—	—
Accumulated deficit	(444.5)	(215.5)
Accumulated other comprehensive loss, net of tax	(58.8)	(39.5)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,188.6	$1,397.8

The accompanying note is an integral part of the Parent Company only financial statements.

Allison Transmission Holdings, Inc.

Schedule I—Parent Company only Statements of Comprehensive Income

(dollars in millions)

	Years ended December 31,
	2015	2014	2013
Net sales	$—	$—	$—
General and administrative fees	—	—	—

Total operating income	—	—	—

Other income:
Equity earnings of consolidated subsidiary	182.3	228.6	165.4

Income before income taxes	182.3	228.6	165.4
Income tax expense	—	—	—

Net income	$182.3	$228.6	$165.4

Comprehensive income	$182.3	$228.6	$165.4

The accompanying note is an integral part of the Parent Company only financial statements.

Allison Transmission Holdings, Inc.

Schedule I—Parent Company only Statements of Cash Flows

(dollars in millions)

	Years ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$182.3	$228.6	$165.4
Deduct items included in net income not providing cash:
Equity in earnings in consolidated subsidiary	(182.3)	(228.6)	(165.4)

Net cash provided by operating activities	—	—	—

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in subsidiaries	(22.9)	(59.6)	(46.3)
Dividends	105.6	91.6	77.1

Net cash provided by investing activities	82.7	32.0	30.8

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions	22.9	59.6	46.3
Dividends	(105.6)	(91.6)	(77.1)

Net cash used in financing activities	(82.7)	(32.0)	(30.8)

Net increase (decrease) during period	—	—	—
Cash and cash equivalents at beginning of period	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—

The accompanying note is an integral part of the Parent Company only financial statements.

Allison Transmission Holdings, Inc.

Schedule I—Parent Company only Footnote

NOTE 1—BASIS OF PRESENTATION

Allison Transmission Holdings, Inc. (the “Parent Company”) is a holding company that conducts all of its business operations through its subsidiaries. There are restrictions on the Parent Company’s ability to obtain funds from its subsidiaries through dividends (refer to NOTE 7 of the Consolidated Financial Statements). The entire amount of our consolidated net assets was subject to restrictions on payment of dividends at the end of December 31, 2015, 2014 and 2013. Accordingly, these financial statements have been presented on a “parent-only” basis. Under a parent-only presentation, the Parent Company’s investments in its consolidated subsidiaries are presented under the equity method of accounting. These parent-only financial statements should be read in conjunction with Allison Transmission Holdings, Inc.’s audited Consolidated Financial Statements included elsewhere herein.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2015. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2015, the end of the period covered by this Annual Report on Form 10-K, were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2015. PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2015. Their report is included in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III.

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this Item concerning our executive officers, directors and nominees for director, Audit Committee members and financial expert(s) and disclosure of delinquent filers under Section 16(a) of the Exchange Act is incorporated herein by reference from our definitive Proxy Statement for our 2016 annual meeting of stockholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

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

ITEM 11. Executive Compensation

The information required by this Item concerning remuneration of our executive officers and directors, material transactions involving such executive officers and directors and Compensation Committee interlocks, as well as the Compensation Committee Report, are incorporated herein by reference to our definitive Proxy Statement for our 2016 annual meeting of stockholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item concerning the stock ownership of management, five percent beneficial owners and securities authorized for issuance under equity compensation plans is incorporated herein by reference to our definitive Proxy Statement for our 2016 annual meeting of stockholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item concerning certain relationships and related person transactions, and director independence is incorporated herein by reference to our definitive Proxy Statement for our 2016 annual meeting of stockholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 14. Principal Accounting Fees and Services

The information required by this Item concerning the fees and services of our independent registered public accounting firm and our Audit Committee actions with respect thereto is incorporated herein by reference to our definitive Proxy Statement for our 2016 annual meeting of stockholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

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

(a)(3) Exhibits

See the response to Item 15(b) below.

(b) Exhibits

The following exhibits are filed as part of, or are incorporated by reference into, this Annual Report on Form 10-K:

Exhibit No.	DESCRIPTION OF EXHIBIT

3.1	Second Amended and Restated Certificate of Incorporation of Allison Transmission Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed on April 26, 2012)

3.2	Third Amended and Restated Bylaws of Allison Transmission Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed on April 26, 2012)

4.1	Form of Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed June 16, 2011)

4.2	Indenture governing the 7.125% Senior Notes due 2019, among Allison Transmission, Inc. as Issuer, the Guarantors named therein, and Wells Fargo Bank, National Association, as trustee, dated May 6, 2011 (incorporated by reference to Exhibit 4.6 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed May 16, 2011)

4.3	Form of 7.125% Senior Note due 2019 (included in Exhibit 4.2)

4.4	First Supplemental Indenture, dated as of March 31, 2015, between Allison Transmission, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 7, 2015)

10.1	Credit Agreement among Allison Transmission Holdings, Inc., Allison Transmission, Inc., as Borrower, the Several Lenders from time to time parties thereto, Citicorp North America, Inc., as Administrative Agent, Lehman Brothers Commercial Bank and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agents, Sumitomo Mitsui Banking Corporation, as Documentation Agent and Co-Arranger and Citigroup Global Markets Inc., Lehman Brothers Inc. and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, As Joint Lead Arrangers And Joint Bookrunners, dated as of August 7, 2007 (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed April 26, 2011)

10.2	First Amendment to the Credit Agreement among Allison Transmission Holdings, Inc., Allison Transmission, Inc., as Borrower, the Several Lenders from time to time parties thereto, Citicorp North America, Inc., as Administrative Agent, Lehman Brothers Commercial Bank and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agents, Sumitomo Mitsui Banking Corporation, as Documentation Agent and Co-Arranger and Citigroup Global Markets Inc., Lehman Brothers Inc. and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, As Joint Lead Arrangers And Joint Bookrunners, dated as of November 21, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed March 18, 2011)

10.3	Guarantee And Collateral Agreement made by Allison Transmission Holdings, Inc. Allison Transmission, Inc. as Borrower, and the Subsidiary Guarantors party hereto in favor of Citicorp North America, Inc., as Administrative Agent, dated as of August 7, 2007 (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed March 18, 2011)

10.4	Trademark Security Agreement made by Allison Transmission, Inc. in favor of Citicorp North America, Inc., as Administrative Agent, dated as of August 7, 2007 (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 filed March 18, 2011)

10.5	Copyright Security Agreement made by Allison Transmission, Inc. in favor of Citicorp North America, Inc., as Administrative Agent, dated as of August 7, 2007 (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed May 16, 2011)

10.6*	Form of Allison Transmission Holdings, Inc. Indemnification Agreement (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed May 16, 2011)

10.7*	Allison Transmission Holdings, Inc. 2011 Equity Incentive Award Plan (incorporated by reference to Exhibit 10.10 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed June 16, 2011)

10.8*	Form of 2011 Equity Incentive Award Plan Restricted Stock Agreement (incorporated by reference to Exhibit 10.11 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed June 16, 2011)

10.9*	Form of 2011 Equity Incentive Award Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.12 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed June 16, 2011)

10.10*	Form of 2011 Equity Incentive Award Plan Stock Option Agreement (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed June 16, 2011)

10.11*	Equity Incentive Plan of Allison Transmission Holdings, Inc. (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed May 16, 2011)

10.12*	Form of Employee Stock Option Agreement under Equity Incentive Plan of Allison Transmission Holdings, Inc. (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed May 16, 2011)

10.13*	Form of Independent Director Stock Option Agreement under Equity Incentive Plan of Allison Transmission Holdings, Inc. (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed May 16, 2011)

10.14	Second Amendment to the Credit Agreement among Allison Transmission Holdings, Inc., Allison Transmission, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties thereto as Lenders, Citicorp North America, Inc., as Administrative Agent and Collateral Agent, Lehman Brothers Commercial Bank and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agents, Sumitomo Mitsui Banking Corporation, as Documentation Agent and Co-Arranger, and Citigroup Global Markets Inc., Lehman Brothers Inc., and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arrangers and Joint Bookrunners, dated as of May 13, 2011 (incorporated by reference to Exhibit 10.17 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed June 16, 2011)

10.15	Third Amendment to the Credit Agreement among Allison Transmission Holdings, Inc., Allison Transmission, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties thereto as Lenders, Citicorp North America, Inc., as Administrative Agent and Collateral Agent and the other agents and arrangers party thereto, dated as of March 9, 2012 (incorporated by reference to Exhibit 10.19 to Amendment No. 8 to the Registrant’s Registration Statement on Form S-1 filed March 12, 2012)

10.16*	Incentive Plan of Allison Transmission Holdings, Inc. (incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed on July 31, 2012)

10.17*	Deferred Compensation Plan of Allison Transmission Inc. (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed on July 31, 2012)

10.18	Amendment No. 4 to the Credit Agreement, dated as of August 23, 2012, among Allison Transmission Holdings, Inc., Allison Transmission, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties thereto as Lenders, Citicorp North America, Inc., as Administrative Agent and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 23, 2012)

10.19	Amendment No. 5 to the Credit Agreement, dated as of October 4, 2012, among Allison Transmission Holdings, Inc., Allison Transmission, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties thereto as Lenders, Citicorp North America, Inc., as Administrative Agent and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 4, 2012)

10.20*	Non-Employee Director Deferred Compensation Plan of Allison Transmission Holdings, Inc. (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 28, 2013)

10.21*	Form Amendment to Stock Option Agreement under Equity Incentive Plan of Allison Transmission Holdings, Inc. (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 28, 2013)

10.22	Amendment No. 6 to the Credit Agreement, dated as of February 6, 2013, among Allison Transmission Holdings, Inc., Allison Transmission, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties thereto as Lenders, Citicorp North America, Inc., as Administrative Agent and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 6, 2013)

10.23	Amendment No. 7 to the Credit Agreement, dated as of February 6, 2013 among Allison Transmission Holdings, Inc., Allison Transmission, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties thereto as Lenders, Citicorp North America, Inc., as Administrative Agent and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed February 6, 2013)

10.24*

Form Amendment to Stock Option Agreement under the Allison Transmission Holdings, Inc. 2011 Equity Incentive Award Plan and Equity Incentive Plan of Allison Transmission Holdings, Inc.

(incorporated by reference to Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed on July 30, 2013)

10.25*	Form of 2011 Equity Incentive Award Plan Stock Option Agreement (incorporated by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed on October 29, 2013)

10.26	Amendment No. 8 to the Credit Agreement, dated as of August 26, 2013, among Allison Transmission Holdings, Inc., Allison Transmission, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties thereto as Lenders, Citicorp North America, Inc., as Administrative Agent and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 26, 2013)

10.27	Amendment No. 9 to the Credit Agreement, dated as of December 31, 2013, among Allison Transmission Holdings, Inc., Allison Transmission, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties thereto as Lenders, Citicorp North America, Inc., as Administrative Agent and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 31, 2013)

10.28*	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 filed on February 24, 2014)

10.29	Consent Agreement to the Credit Agreement, dated as of March 12, 2014, among Allison Transmission Holdings, Inc., Allison Transmission, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties thereto as Lenders, Citicorp North America, Inc., as Administrative Agent, and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 14, 2014)

10.30	Amendment No. 10 to the Credit Agreement, dated as of April 14, 2014, among Allison Transmission Holdings, Inc., Allison Transmission, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties thereto as Lenders, Citicorp North America, Inc., as Administrative Agent and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 15, 2014)

10.31*	Employment Agreement, between Allison Transmission, Inc. and Lawrence E. Dewey, dated as of April 15, 2014 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed April 15, 2014)

10.32*	Employment Agreement, between Allison Transmission, Inc. and David S. Graziosi, dated as of April 15, 2014 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed April 15, 2014)

10.33*	Form of 2011 Equity Incentive Award Plan Restricted Stock Unit Agreement for Non-Employee Directors for 2014 Compensation (incorporated by reference to Exhibit 10.40 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed July 25, 2014)

10.34	Amendment No. 11 to the Credit Agreement, dated as of April 7, 2015, among Allison Transmission Holdings, Inc., Allison Transmission, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties thereto as Lenders, Citicorp North America, Inc., as Administrative Agent and the other agents and arrangers parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 7, 2015)

10.35*	Amended and Restated Non-Employee Directors Deferred Compensation Plan of Allison Transmission Holdings, Inc. (incorporated by reference to Exhibit 10.38 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed on April 28, 2015)

10.36*	Separation Agreement between the Company and David L. Parish, dated October 15, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 16, 2015)

10.37	Amendment No. 12 to the Credit Agreement, dated as of November 30, 2015, among Allison Transmission Holdings, Inc., Allison Transmission, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties thereto as Lenders, Citicorp North America, Inc., as Administrative Agent and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 30, 2015)

10.38*	Separation Agreement between the Company and Michael G. Headly, dated December 17, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 18, 2015)

10.39*	Allison Transmission Holdings, Inc. 2015 Equity Incentive Award Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed April 2, 2015)

10.40*	Allison Transmission Holdings, Inc. 2016 Incentive Plan (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed April 2, 2015)

10.41*	Form of 2015 Equity Incentive Award Plan Restricted Stock Agreement (filed herewith)

10.42*	Form of 2015 Equity Incentive Award Plan Restricted Stock Unit Agreement (filed herewith)

10.43*	Form of 2015 Equity Incentive Award Plan Stock Option Agreement (filed herewith)

10.44*	Second Amended and Restated Non-Employee Directors Compensation Policy (filed herewith)

14.1	Code of Business Conduct, adopted by the Board of Directors on October 30, 2014 (incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on February 20, 2015)

21.1	List of Subsidiaries of Allison Transmission Holdings, Inc. (filed herewith)

23.1	Consent of PricewaterhouseCoopers LLP (filed herewith)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Allison Transmission Holdings, Inc.
(Registrant)

Date: February 19, 2016	By:	/s/ Lawrence E. Dewey
Lawrence E. Dewey
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	CAPACITY	DATE

/s/ Lawrence E. Dewey Lawrence E. Dewey	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 19, 2016

/s/ David S. Graziosi David S. Graziosi	President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 19, 2016

/s/ David Denison David Denison	Director	February 19, 2016

/s/ David Everitt David Everitt	Director	February 19, 2016

/s/ Alvaro Garcia-Tunon Alvaro Garcia-Tunon	Director	February 19, 2016

/s/ Gregory S. Ledford Gregory S. Ledford	Director	February 19, 2016

/s/ Thomas W. Rabaut Thomas W. Rabaut	Director	February 19, 2016

/s/ Francis Raborn Francis Raborn	Director	February 19, 2016

/s/ Richard V. Reynolds Richard V. Reynolds	Director	February 19, 2016

/s/ Gregory P. Spivy Gregory P. Spivy	Director	February 19, 2016