Form 10-Q
period 2016-03-31
Allison Transmission Holdings Inc
filed 2016-04-26
CIK 1411207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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
Yes  ☐    No   ☒

As of April 13, 2016, there were 169,717,216 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Allison Transmission Holdings, Inc.

Condensed Consolidated Balance Sheets

(unaudited, dollars in millions, except per share data)

	March 31, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$299.1	$251.6
Accounts receivable — net of allowance for doubtful accounts of $0.6 and $0.4, respectively	219.0	195.0
Inventories	142.7	141.4
Other current assets	29.5	28.8

Total Current Assets	690.3	616.8
Property, plant and equipment, net	466.3	479.7
Intangible assets, net	1,311.5	1,334.8
Goodwill	1,941.0	1,941.0
Other non-current assets	32.1	36.1

TOTAL ASSETS	$4,441.2	$4,408.4

LIABILITIES
Current Liabilities
Accounts payable	$134.1	$126.2
Product warranty liability	27.4	24.9
Current portion of long-term debt	24.5	24.5
Deferred revenue	23.2	22.9
Other current liabilities	110.3	106.1

Total Current Liabilities	319.5	304.6
Product warranty liability	48.5	53.4
Deferred revenue	57.2	56.4
Long-term debt	2,348.3	2,352.7
Deferred income taxes	227.3	204.6
Other non-current liabilities	257.6	248.1

TOTAL LIABILITIES	3,258.4	3,219.8
Commitments and contingencies (see NOTE N)

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 1,880,000,000 shares authorized, 169,774,480 shares issued and outstanding and 171,157,004 shares issued and outstanding, respectively	1.7	1.7
Non-voting common stock, $0.01 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Paid in capital	1,692.5	1,690.2
Accumulated deficit	(455.2)	(444.5)
Accumulated other comprehensive loss, net of tax	(56.2)	(58.8)

TOTAL STOCKHOLDERS’ EQUITY	1,182.8	1,188.6

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$4,441.2	$4,408.4

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited, dollars in millions, except per share data)

	Three months ended March 31,
	2016	2015
Net sales	$462.1	$503.6
Cost of sales	247.0	264.4

Gross profit	215.1	239.2
Selling, general and administrative expenses	82.6	73.4
Engineering — research and development	21.8	22.2
Loss associated with impairment of long-lived assets	—	1.3

Operating income	110.7	142.3
Interest income	0.2	0.2
Interest expense	(34.3)	(37.1)
Other (expense) income, net	(0.1)	2.8

Income before income taxes	76.5	108.2
Income tax expense	(28.2)	(39.8)

Net income	$48.3	$68.4

Basic earnings per share attributable to common stockholders	$0.28	$0.38

Diluted earnings per share attributable to common stockholders	$0.28	$0.38

Dividends declared per common share	$0.15	$0.15

Comprehensive income, net of tax	$50.9	$56.5

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited, dollars in millions)

	Three months ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$48.3	$68.4
Add (deduct) items included in net income not using (providing) cash:
Deferred income taxes	22.8	34.4
Amortization of intangible assets	23.4	24.3
Depreciation of property, plant and equipment	20.7	21.4
Unrealized loss on derivatives	10.1	8.0
Stock-based compensation	2.2	2.1
Amortization of deferred financing costs	2.0	1.9
Excess tax benefit from stock-based compensation	—	(7.8)
Loss associated with impairment of long-lived assets	—	1.3
Other	0.9	(2.1)
Changes in assets and liabilities:
Accounts receivable	(23.1)	(26.8)
Inventories	(0.1)	(20.1)
Accounts payable	7.7	5.7
Other assets and liabilities	3.0	(19.7)

Net cash provided by operating activities	117.9	91.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of long-lived assets	(6.4)	(1.3)
Proceeds from disposal of assets	0.1	0.1

Net cash used for investing activities	(6.3)	(1.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(33.3)	(35.4)
Dividend payments	(25.7)	(27.0)
Payments on long-term debt	(6.1)	(51.7)
Proceeds from exercise of stock options	0.6	21.2
Taxes paid related to net share settlement of equity awards	(0.3)	(0.5)
Excess tax benefit from stock-based compensation	—	7.8

Net cash used for financing activities	(64.8)	(85.6)
Effect of exchange rate changes on cash	0.7	(2.1)

Net increase in cash and cash equivalents	47.5	2.1
Cash and cash equivalents at beginning of period	251.6	263.0

Cash and cash equivalents at end of period	$299.1	$265.1

Supplemental disclosures:
Interest paid	$21.6	$18.5
Income taxes paid	$3.3	$2.5

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

NOTE B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements as of and for the three months ended March 31, 2016 and 2015 have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, the condensed consolidated financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. The information herein reflects all normal recurring material adjustments, which are, in the opinion of management, necessary for the fair statements of the results for the periods presented. The condensed consolidated financial statements herein consist of all wholly-owned domestic and foreign subsidiaries with all significant intercompany transactions eliminated.

These condensed consolidated financial statements present the financial position, results of comprehensive income and cash flows of the Company. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission (“SEC”) on February 19, 2016. The Company revised its condensed consolidated statements of cash flows for the prior period due to changes in how foreign currency exchange rate movements on cash were calculated. The revision resulted in a decrease to the “Effect of exchange rate changes on cash” with a corresponding increase to “Net cash provided by operating activities” for the three months ended March 31, 2015. Management believes the revision is immaterial to the condensed consolidated financial statements. The revision had no impact on previously reported net income, total stockholders’ equity or cash. The interim period financial results for the three month period presented are not necessarily indicative of results to be expected for any other interim period or for the entire year.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Significant estimates include, but are not limited to, sales allowances, government price adjustments, fair market values and future cash flows associated with goodwill, indefinite life intangibles, long-lived asset impairment tests, useful lives for depreciation and amortization, warranty liabilities, environmental liabilities, determination of discount and other assumptions for pension and other postretirement benefit expense, income taxes and deferred tax valuation allowances, derivative valuation, and contingencies. The Company’s accounting policies involve the application of judgments and assumptions made by management that include inherent risks and uncertainties. Actual results could differ materially from these estimates. Changes in estimates are recorded in results of operations in the period that the events or circumstances giving rise to such changes occur.

Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued authoritative accounting guidance on share-based payment awards to employees. The guidance involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the Statement of Cash Flows. The guidance will be effective for the Company in fiscal year 2017, but early adoption is permitted. Management is currently evaluating the impact of this guidance on the Company’s consolidated financial statements.

In February 2016, the FASB issued authoritative accounting guidance on lease accounting. The guidance requires t lessees to present right-of-use assets and lease liabilities on the balance sheet for all leases not considered short-term leases. Short-term leases are leases with a lease term of 12 months or less as long as the leases do not include options to purchase the underlying assets that the lessee is reasonably certain to exercise. The new guidance also introduces new disclosure requirements for leasing arrangements. The guidance will be effective for the Company in fiscal year 2019, but early adoption is permitted. Management is currently evaluating the impact of this guidance on the Company’s consolidated financial statements.

In January 2016, the FASB issued authoritative accounting guidance on the classification of equity securities with readily determinable fair values into different categories (e.g. trading or available-for-sale) and the requirement for equity securities to be measured at fair value with changes in fair value recognized in net income. The guidance will be effective prospectively for the Company in fiscal year 2018 and early adoption is limited to certain provisions. Upon adoption, a cumulative-effect adjustment on retained earnings in the statement of financial position will be reclassified to beginning retained earnings in the year of adoption. Management is currently evaluating the impact of this guidance on the Company’s consolidated financial statements.

In July 2015, the FASB issued authoritative accounting guidance to simplify the measurement of inventory. The guidance requires that inventory be measured at the lower of cost and net realizable value. When evidence exists that the net realizable value of inventory is lower than its cost, the difference shall be recognized as a loss in earnings in the period in which it occurs. Inventory measured using last-in, first-out and the retail inventory method are not impacted by the new guidance. The guidance will be effective for the Company in fiscal year 2017, but can be early-adopted. Management is assessing the potential impact of the adoption of this guidance on the Company’s consolidated financial statements.

In August 2014, the FASB issued authoritative accounting guidance on the disclosure of uncertainties about an entity’s ability to continue as a going concern. The guidance requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that financial statements are available to be issued when applicable) and to provide related footnote disclosures. The guidance is effective prospectively for the Company in fiscal year 2016. The adoption of this guidance did not have an effect on the Company’s condensed consolidated financial statements.

In May 2014, the FASB issued authoritative accounting guidance on a company’s accounting for revenue from contracts with customers. The guidance applies to all companies that enter into contracts with customers to transfer goods, services or nonfinancial assets. The guidance requires these companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires disclosures regarding the nature, timing, amount and uncertainty of revenue that is recognized. The guidance allows either full or modified retrospective adoption. The guidance will be effective for annual and interim periods beginning January 1, 2018. Management is currently evaluating the impact this guidance will have on the Company’s revenue sources including assessing the impact of both methods of adoption on the Company’s consolidated financial statements.

NOTE C. INVENTORIES

Inventories consisted of the following components (dollars in millions):

	March 31, 2016	December 31, 2015
Purchased parts and raw materials	$66.0	$69.5
Work in progress	5.8	5.1
Service parts	46.0	45.8
Finished goods	24.9	21.0

Total inventories	$142.7	$141.4

Inventory components shipped to third parties, primarily cores, parts to re-manufacturers, and parts to contract manufacturers, which the Company has an obligation to buy back, are included in purchased parts and raw materials, with an offsetting liability in Other current liabilities. See NOTE J, “Other Current Liabilities” for more information.

NOTE D. GOODWILL AND OTHER INTANGIBLE ASSETS

As of March 31, 2016 and December 31, 2015, the carrying amount of the Company’s Goodwill was $1,941.0 million. The following presents a summary of other intangible assets (dollars in millions):

	March 31, 2016			December 31, 2015
	Intangible assets, gross	Accumulated amortization	Intangible assets, net	Intangible assets, gross	Accumulated amortization	Intangible assets, net
Other intangible assets:
Trade name	$790.0	$—	$790.0	$790.0	$—	$790.0
Customer relationships — defense	62.3	(32.1)	30.2	62.3	(31.3)	31.0
Customer relationships — commercial	831.8	(489.5)	342.3	831.8	(477.3)	354.5
Proprietary technology	476.3	(329.6)	146.7	476.3	(320.1)	156.2
Non-compete agreement	17.3	(15.0)	2.3	17.3	(14.6)	2.7
Patented technology — defense	28.2	(28.2)	—	28.2	(27.9)	0.3
Tooling rights	4.5	(4.5)	—	4.5	(4.4)	0.1

Total	$2,210.4	$(898.9)	$1,311.5	$2,210.4	$(875.6)	$1,334.8

As of March 31, 2016 and December 31, 2015, the net carrying value of our Goodwill and other intangibles was $3,252.5 million and $3,275.8 million, respectively.

Amortization expense related to other intangible assets for the next five years and thereafter is expected to be (dollars in millions):

	2017	2018	2019	2020	2021	Thereafter
Amortization expense	$89.7	$87.2	$85.7	$49.9	$44.7	$95.2

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

Level 3 — Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At each balance sheet date, the Company performs an analysis of all instruments subject to authoritative accounting guidance and includes, in Level 3, all of those whose fair value is based on significant unobservable inputs. As of March 31, 2016 and December 31, 2015, the Company did not have any Level 3 financial assets or liabilities.

The Company’s assets and liabilities that are measured at fair value include cash and cash equivalents, available-for-sale securities, derivative instruments, assets held in a rabbi trust and a deferred compensation obligation. The Company’s cash equivalents consist of short-term U.S. government backed securities. The Company’s available-for-sale securities consist of ordinary shares of Torotrak plc (“Torotrak”) associated with a license and exclusivity agreement with Torotrak. Torotrak’s listed shares are traded on the London Stock Exchange under the ticker symbol “TRK.” The Company’s derivative instruments consist of interest rate swaps and commodity swaps. The Company’s assets held in the rabbi trust consist principally of publicly available mutual funds and target date retirement funds. The Company’s deferred compensation obligation is directly related to the fair value of assets held in the rabbi trust.

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

The following table summarizes the fair value of the Company’s financial assets and (liabilities) as of March 31, 2016 and December 31, 2015 (dollars in millions):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		TOTAL
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Cash equivalents	$113.5	$100.0	$—	$—	$113.5	$100.0
Available-for-sale securities	3.6	2.9	—	—	3.6	2.9
Rabbi trust assets	5.6	4.8	—	—	5.6	4.8
Deferred compensation obligation	(5.6)	(4.8)	—	—	(5.6)	(4.8)
Derivative liabilities	—	—	(40.3)	(30.1)	(40.3)	(30.1)

Total	$117.1	$102.9	$(40.3)	$(30.1)	$76.8	$72.8

NOTE F. DEBT

Long-term debt and maturities are as follows (dollars in millions):

	March 31, 2016	December 31, 2015
Long-term debt:
Senior Secured Credit Facility Term B-3 Loan, variable, due 2019	$2,396.7	$2,402.8
Less: current maturities of long-term debt	24.5	24.5
deferred financing costs, net	23.9	25.6

Total long-term debt, net	$2,348.3	$2,352.7

As of March 31, 2016, the Company had $2,396.7 million of indebtedness associated with Allison Transmission, Inc.’s (“ATI”), the Company’s wholly-owned subsidiary, Senior Secured Credit Facility Term B-3 Loan due 2019 (“Term B-3 Loan”, and together with the revolving credit facility, defined as the “Senior Secured Credit Facility”).

The fair value of the Company’s long-term debt obligations as of March 31, 2016 was $2,393.7 million. The fair value is based on quoted Level 2 market prices of the Company’s debt as of March 31, 2016. It is not expected that the Company would be able to repurchase a significant amount of its debt at these levels. The difference between the fair value and carrying value of the long-term debt is driven primarily by trends in the financial markets.

The Senior Secured Credit Facility is collateralized by a lien on substantially all assets of the Company including all of ATI’s capital stock and all of the capital stock or other equity interest held by the Company, ATI and each of the Company’s existing and future U.S. subsidiary guarantors (subject to certain limitations for equity interests of foreign subsidiaries and other exceptions set forth in the terms of the Senior Secured Credit Facility). Interest on the Term B-3 Loan, as of March 31, 2016, is either (a) 2.50% over the LIBOR (which may not be less than 1.00%) or (b) 1.50% over the greater of the prime lending rate provided by the British Banking Association or the federal funds effective rate published by the Federal Reserve Bank of New York. As of March 31, 2016, the interest rate was approximately 3.50% on the Term B-3 Loan. The Senior Secured Credit Facility requires minimum quarterly principal payments on the Term B-3 Loan as well as prepayments from certain net cash proceeds of non-ordinary course asset sales and casualty and condemnation events and from a percentage of excess cash flow, if applicable. The minimum required quarterly principal payment on the Term B-3 Loan is $6.1 million and remains through its maturity date of 2019. As of March 31, 2016, there had been no payments required for certain net cash proceeds of non-ordinary course asset sales and casualty and condemnation events. The remaining principal balance is due upon maturity.

The Senior Secured Credit Facility also provides for a revolving credit borrowing. As of March 31, 2016, the Company had $461.0 million available under the revolving credit facility, net of $4.0 million in letters of credit. Revolving credit borrowings bear interest at a variable base rate plus an applicable margin based on the Company’s total leverage ratio. As of March 31, 2016, this rate would have been approximately 1.63%. In addition, there is an annual commitment fee, based on the Company’s total leverage ratio, which as of March 31, 2016, was equal to 0.25% of the average unused revolving credit borrowings available under the Senior Secured Credit Facility. Revolving credit borrowings are payable at the option of the Company throughout the term of the Senior Secured Credit Facility with the balance due in January 2019.

The revolving portion of the Senior Secured Credit Facility requires the Company to maintain a specified maximum total senior secured leverage ratio of 5.50x when revolving loan commitments remain outstanding at the end of a fiscal quarter. As of March 31, 2016, the Company had no revolving loans outstanding; however, the Company would have been in compliance with the maximum total senior secured leverage ratio, achieving a 3.03x ratio. Additionally within the terms of the Senior Secured Credit Facility, a senior secured leverage ratio at or below 3.50x results in the elimination of excess cash flow payments on the Senior Secured Credit Facility for the applicable year. The Senior Secured Credit Facility also provides certain financial incentives based on our total leverage ratio. A total leverage ratio at or below 4.00x results in a 25 basis point reduction to the applicable margin on the revolving credit facility, and a total leverage ratio at or below 3.50x results in a 12.5 basis point reduction to the revolving credit facility commitment fee and an additional 25 basis point reduction to the applicable margin on the revolving credit facility. A total leverage ratio at or below 3.25x results in a 25 basis point reduction to the applicable margin on ATI’s Term B-3 Loan. These reductions would remain in effect as long as the Company achieves a total leverage ratio at or below the related threshold. As of March 31, 2016, the total leverage ratio was 3.03x.

In addition, the Senior Secured Credit Facility, among other things, includes customary restrictions (subject to certain exceptions) on the Company’s ability to incur certain indebtedness, grant certain liens, make certain investments, declare or pay certain dividends, or repurchase shares of the Company’s common stock. As of March 31, 2016, the Company is in compliance with all covenants under the Senior Secured Credit Facility.

NOTE G. DERIVATIVES

The Company is exposed to certain financial risk from volatility in interest rates, foreign exchange rates and commodity prices. The risk is managed through the use of financial derivative instruments including interest rate swaps, foreign currency swaps and commodity swaps, when appropriate. The Company’s current derivative instruments are used strictly as an economic hedge and not for speculative purposes. As necessary, the Company adjusts the values of the derivative instruments for counter-party or credit risk.

Interest Rate

The Company is subject to interest rate risk related to the Senior Secured Credit Facility and enters into interest rate swap contracts that are based on the LIBOR to manage a portion of this exposure. The Company has not elected hedge accounting treatment for these derivatives, and as a result, fair value adjustments are charged directly to Interest expense in the Condensed Consolidated Statements of Comprehensive Income. A summary of the Company’s interest rate derivatives as of March 31, 2016 and December 31, 2015 follows (dollars in millions):

	March 31, 2016		December 31, 2015
	Notional Amount	Fair Value	Notional Amount	Fair Value
3.44% Interest Rate Swap L, Aug 2016 – Aug 2019*	$75.0	$(4.6)	$75.0	$(3.6)
3.43% Interest Rate Swap M, Aug 2016 – Aug 2019*	100.0	(6.2)	100.0	(4.8)
3.37% Interest Rate Swap N, Aug 2016 – Aug 2019*	75.0	(4.5)	75.0	(3.5)
3.19% Interest Rate Swap O, Aug 2016 – Aug 2019*	75.0	(4.1)	75.0	(3.1)
3.08% Interest Rate Swap P, Aug 2016 – Aug 2019*	75.0	(3.8)	75.0	(2.8)
2.99% Interest Rate Swap Q, Aug 2016 – Aug 2019*	50.0	(2.4)	50.0	(1.7)
2.98% Interest Rate Swap R, Aug 2016 – Aug 2019*	50.0	(2.4)	50.0	(1.7)
2.73% Interest Rate Swap S, Aug 2016 – Aug 2019*	50.0	(2.0)	50.0	(1.4)
2.74% Interest Rate Swap T, Aug 2016 – Aug 2019*	75.0	(3.2)	75.0	(2.1)
2.66% Interest Rate Swap U, Aug 2016 – Aug 2019*	50.0	(1.9)	50.0	(1.2)
2.60% Interest Rate Swap V, Aug 2016 – Aug 2019*	50.0	(1.8)	50.0	(1.2)
2.40% Interest Rate Swap W, Aug 2016 – Aug 2019*	25.0	(0.8)	25.0	(0.5)
2.25% Interest Rate Swap X, Aug 2016 – Aug 2019*	50.0	(1.4)	50.0	(0.8)

* includes LIBOR floor of 1.00%	$800.0	$(39.1)	$800.0	$(28.4)

Commodity

The Company’s business is subject to commodity price risk, primarily with component suppliers. As a result, the Company enters into various commodity swaps that qualify as derivatives under the authoritative accounting guidance to manage certain of these exposures. Swap contracts are used to hedge forecasted transactions either of the commodity or of components containing the commodity. The Company has not qualified for hedge accounting treatment for these commodity swaps, and as a result, unrealized fair value adjustments and realized gains and losses associated with these contracts were charged directly to Other expense, net in the Condensed Consolidated Statements of Comprehensive Income during the period of change.

The following table summarizes the outstanding commodity swaps as of March 31, 2016 and December 31, 2015 (dollars in millions):

	March 31, 2016			December 31, 2015
	Notional Amount	Quantity	Fair Value	Notional Amount	Quantity	Fair Value
Aluminum	$12.6	7,650 metric tons	$(1.2)	$13.7	8,150 metric tons	$(1.7)
Natural Gas	N/A	N/A	—	$0.2	70,000 MMBtu	—

			$(1.2)			$(1.7)

The following tabular disclosures further describe the Company’s derivative instruments and their impact on the financial condition of the Company (dollars in millions):

	March 31, 2016		December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Commodity swaps	Other current and non-current liabilities	$(1.2)	Other current and non-current liabilities	$(1.7)
Interest rate swaps	Other current and non-current liabilities	(39.1)	Other current and non-current liabilities	(28.4)

Total derivatives not designated as hedging instruments		$(40.3)		$(30.1)

The fair values of the derivatives are recorded between Other current and non-current assets and Other current and non-current liabilities as appropriate in the Condensed Consolidated Balance Sheets. As of March 31, 2016, the amounts recorded to Other current and non-current liabilities for commodity swaps were ($0.9) million and ($0.3) million, respectively. The amounts recorded to Other current and non-current liabilities for interest rate swaps were ($8.7) million and ($30.4) million, respectively.

As of December 31, 2015, the amounts recorded to Other current and non-current liabilities for commodity swaps were ($1.1) million and ($0.6) million, respectively. The amounts recorded to Other current and non-current liabilities for interest rate swaps were ($3.9) million and ($24.5) million, respectively.

The following tabular disclosure describes the location and impact on the Company’s results of operations related to unrealized loss on interest rate derivatives (dollars in millions):

	Three months ended March 31,
	2016	2015
Location of impact on results of operations
Interest expense	$(10.6)	$(8.3)

NOTE H. PRODUCT WARRANTY LIABILITIES

Product warranty liability activities consist of the following (dollars in millions):

	Three months ended March 31,
	2016	2015
Beginning balance	$78.3	$83.6
Payments	(8.9)	(8.4)
Increase in liability (warranty issued during period)	4.3	5.9
Net adjustments to liability	2.1	(4.1)
Accretion (for predecessor liabilities)	0.1	0.1

Ending balance	$75.9	$77.1

As of March 31, 2016, the current and non-current product warranty liabilities were $27.4 million and $48.5 million, respectively. As of March 31, 2015, the current and non-current product warranty liabilities were $23.7 million and $53.4 million, respectively.

NOTE I. DEFERRED REVENUE

As of March 31, 2016, the current and non-current deferred revenue for Extended Transmission Coverage (“ETC”) were $23.2 million and $57.2 million, respectively. As of March 31, 2015, the current and non-current deferred revenue for ETC were $20.8 million and $51.4 million, respectively.

Deferred revenue for ETC activity (dollars in millions):

	Three months ended March 31,
	2016	2015
Beginning balance	$79.3	$69.0
Increases	6.6	8.2
Revenue earned	(5.5)	(5.0)

Ending balance	$80.4	$72.2

NOTE J. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (dollars in millions):

	As of March 31, 2016	As of December 31, 2015
Sales allowances	$28.1	$24.3
Payroll and related costs	20.7	31.5
Taxes payable	15.0	12.6
Vendor buyback obligation	11.9	12.1
Derivative liabilities	9.6	5.0
Defense price reduction reserve	8.7	8.7
Stockholder activism liabilities	2.6	—
Accrued interest payable	0.6	0.6
Environmental liabilities	0.5	0.5
Other liabilities	12.6	10.8

Total	$110.3	$106.1

NOTE K. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost consist of the following (dollars in millions):

	Pension Plans		Post-retirement Benefits
	Three months ended March 31,		Three months ended March 31,
	2016	2015	2016	2015
Net periodic benefit cost:
Service cost	$3.1	$3.6	$0.5	$0.6
Interest cost	1.5	1.3	1.6	1.4
Expected return on assets	(1.7)	(2.1)	—	—
Prior service cost	—	—	(0.9)	(0.9)
Gain	(0.1)	—	—	—

Net periodic benefit cost	$2.8	$2.8	$1.2	$1.1

NOTE L. INCOME TAXES

For the three months ended March 31, 2016 and 2015, the Company recorded total tax expense of $28.2 million and $39.8 million, respectively. The effective tax rate for the three months ended March 31, 2016 and 2015 was 36.9% and 36.8%, respectively.

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

In accordance with the FASB’s authoritative guidance on accounting for uncertainty in income taxes, the Company has recorded a liability for unrecognized tax benefits related to a 2010 Research & Development Credit as of March 31, 2016 and December 31, 2015. The accounting guidance prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For the year ended December 31, 2015, all of the Company’s returns will remain subject to examination by the various taxing authorities for the duration of the applicable statute of limitations (generally three years from the later of the date of filing or the due date of the return).

NOTE M. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables reconcile changes in Accumulated other comprehensive loss (“AOCL”) by component (net of tax, dollars in millions):

	Three months ended
	Available-for- sale securities	Defined benefit pension items	Foreign currency items	Total
AOCL as of December 31, 2014	$(0.9)	$(17.0)	$(21.6)	$(39.5)

Other comprehensive loss before reclassifications	(3.8)	—	(8.9)	(12.7)
Amounts reclassified from AOCL	—	(0.9)	—	(0.9)
Income tax	1.4	0.3	—	1.7

Net current period other comprehensive loss	$(2.4)	$(0.6)	$(8.9)	$(11.9)

AOCL as of March 31, 2015	$(3.3)	$(17.6)	$(30.5)	$(51.4)

AOCL as of December 31, 2015	$(5.7)	$(20.0)	$(33.1)	$(58.8)

Other comprehensive income before reclassifications	0.6	—	2.9	3.5
Amounts reclassified from AOCL	—	(1.0)	—	(1.0)
Income tax	(0.2)	0.3	—	0.1

Net current period other comprehensive income (loss)	$0.4	$(0.7)	$2.9	$2.6

AOCL as of March 31, 2016	$(5.3)	$(20.7)	$(30.2)	$(56.2)

	Amounts reclassified from AOCL		Affected line item in the Condensed Consolidated Statements of Comprehensive Income
AOCL Components	Three months ended March 31, 2016	Three months ended March 31, 2015
Amortization of defined benefit pension items:
Prior service cost	$0.8	$0.8	Cost of sales
	0.1	0.1	Selling, general and administrative
Actuarial loss	0.1	—	Cost of sales

Total reclassifications, before tax	$1.0	0.9	Income before income taxes
Income tax	(0.3)	(0.3)	Tax expense

Total reclassifications	$0.7	$0.6	Net of tax

Prior service cost and actuarial loss are included in the computation of the Company’s net periodic benefit cost. Please see NOTE K for additional details.

NOTE N. COMMITMENTS AND CONTINGENCIES

Environmental Matters

In accordance with the asset purchase agreement with Old GM, General Motors Company (“GM”), as successor to Old GM’s obligations, performed remediation activities relating to historical soil and groundwater contamination at the Company’s Indianapolis, Indiana manufacturing facilities (the “Corrective Action”) under a voluntary corrective action agreement with the U.S. Environmental Protection Agency (“EPA”). Pursuant to the asset purchase agreement, once the EPA issued a final decision on GM’s remediation plan for the Corrective Action, the Company would assume all responsibility for operating, monitoring and maintaining the Corrective Action.

During the third quarter of 2015, the Company recorded approximately $14.0 million for the estimated undiscounted environmental liabilities related to the Corrective Action, to be paid out over the next 30 years, including approximately $0.5 million recorded to Other current liabilities and approximately $13.5 million to Other non-current liabilities. The Company expects to fund the expenditures for these activities from operating cash flow.

During the first quarter of 2016, EPA issued a final decision and the Company assumed all responsibility for the Corrective Action. The EPA also asked the Company to enter into an administrative order of consent that requires the Company to provide financial assurance to complete the operation, monitoring and maintenance in the event the Company fails to do so. This financial assurance can take a variety of forms including, but not limited to meeting certain financial metrics, providing a letter of credit, or securing a bond or an insurance policy. The amount and method by which the Company will be required to provide financial assurance is expected to be determined in 2016.

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

NOTE O. EARNINGS PER SHARE

The Company presents both basic and diluted earnings per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted EPS is calculated by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during the reporting period that are calculated using the treasury stock method for stock-based awards. The treasury stock method assumes that the Company uses the proceeds from the exercise of awards to repurchase common stock at the average market price during the period. The assumed proceeds under the treasury stock method include the purchase price that the grantee will pay in the future, compensation cost for future service that the Company has not yet recognized and any tax benefits that would be credited to additional paid-in-capital when the award generates a tax deduction. If there would be a shortfall resulting in a charge to additional paid-in-capital, such an amount would be a reduction of the proceeds to the extent of the gains. The diluted weighted-average common shares outstanding exclude the anti-dilutive effect of certain stock options since such options had an exercise price in excess of the monthly average market value of our common stock. For the three months ended March 31, 2016 and 2015, 0.6 million and 0.2 million outstanding anti-dilutive stock options were not included in the diluted EPS calculation because they were anti-dilutive.

The following table reconciles the numerators and denominators used to calculate basic EPS and diluted EPS (in millions, except per share data):

	Three months ended March 31,
	2016	2015
Net income	$48.3	$68.4

Weighted average shares of common stock outstanding	170.5	180.0
Dilutive effect stock-based awards	1.0	2.4

Diluted weighted average shares of common stock outstanding	171.5	182.4

Basic earnings per share attributable to common stockholders	$0.28	$0.38

Diluted earnings per share attributable to common stockholders	$0.28	$0.38

NOTE P. COMMON STOCK

The Company’s current stock repurchase program was announced on October 30, 2014. The Board authorized management to repurchase up to $500.0 million of its common stock on the open market or through privately negotiated transactions through December 31, 2016. The timing and amount of stock purchases are subject to market conditions and corporate needs. This stock repurchase program may be extended, modified, suspended or discontinued at any time at the Company’s discretion. During the three months ended March 31, 2016, the Company repurchased approximately $33.3 million of its common stock under the repurchase program.

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

Trends Impacting Our Business

Our net sales are driven by commercial vehicle production, which tends to be highly correlated to macroeconomic conditions. In 2016, we continue to expect tempering demand conditions in the North America On-Highway end market, no meaningful relief from the global Off-Highway end markets challenges and divergent global economic environments. Our 2016 net sales outlook also assumes previously considered reductions in demand for North America Hybrid-Propulsion Systems for Transit Bus due to engine emissions improvements and non-hybrid alternatives.

First Quarter Net Sales by End Market (in millions)

End Market	Q1 2016 Net Sales	Q1 2015 Net Sales	% Variance
North America On-Highway	$257	$268	(4%)
North America Hybrid Propulsion Systems for Transit Bus	17	18	(6%)
North America Off-Highway	5	22	(77%)
Defense	25	25	0%
Outside North America On-Highway	70	57	23%
Outside North America Off-Highway	3	16	(81%)
Service Parts, Support Equipment and Other	85	98	(13%)

Total Net Sales	$462	$504	(8%)

North America On-Highway end market net sales were down 4% for the first quarter 2016 compared to the first quarter 2015, principally driven by lower demand for Rugged Duty Series models.

North America Hybrid-Propulsion Systems for Transit Bus end market net sales were down 6% for the first quarter 2016 compared to the first quarter 2015, principally driven by lower demand due to engine emissions improvements and non-hybrid alternatives that generally require a fully-automatic transmission (e.g. xNG).

North America Off-Highway end market net sales were down 77% for the first quarter 2016 compared to the first quarter of 2015, principally driven by lower demand from hydraulic fracturing applications.

Defense end market net sales were flat for the first quarter 2016 compared to the first quarter 2015, principally driven by higher demand for Wheeled Defense, offset by lower demand for Tracked Defense.

Outside North America On-Highway end market net sales were up 23% for the first quarter 2016 compared to the first quarter 2015, principally driven by higher demand in Europe and Japan.

Outside North America Off-Highway end market net sales were down 81% for the first quarter 2016 compared to the first quarter 2015, principally driven by lower demand in the energy and mining sectors.

Service parts, support equipment and other end market net sales were down 13% for the first quarter 2016 compared to the first quarter 2015, principally driven by lower demand for global Off-Highway service parts, partially offset by higher demand for global On-Highway service parts.

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

Cost of sales

Our primary components of cost of sales are purchased parts, the overhead expense related to our manufacturing operations and direct labor associated with the manufacture and assembly of transmissions and parts. For the three months ended March 31, 2016, direct material costs were approximately 68%, overhead costs were approximately 25%, and direct labor costs were approximately 7% of total cost of sales. We are subject to changes in our cost of sales caused by movements in underlying commodity prices. We seek to hedge against this risk by using commodity swap contracts and long-term supply agreements (“LTSAs”). See Part I, Item 3 “Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk” included below.

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

Non-GAAP Financial Measures

We use Adjusted net income to measure our overall profitability because we believe it better reflects our operating performance and cash flow generation by capturing the actual cash interest paid and cash taxes paid rather than our interest expense and tax expense as calculated under accounting principles generally accepted in the United States of America (“GAAP”) and excludes the impact of the non-cash annual amortization of certain intangible assets and other certain non-recurring items. We use Adjusted EBITDA, Adjusted EBITDA margin and Adjusted free cash flow to evaluate and control our cash operating costs and to measure our operating profitability. We believe the presentation of Adjusted net income, Adjusted EBITDA, Adjusted EBITDA margin and Adjusted free cash flow enhances our investors’ overall understanding of our operating performance and cash flow of our business.

You should not consider Adjusted net income, Adjusted EBITDA and Adjusted EBITDA margin as an alternative to net income, determined in accordance with GAAP, as an indicator of operating performance. You should not consider Adjusted free cash flow as an alternative to net cash provided by operating activities, determined in accordance with GAAP, as an indicator of our cash flow.

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

	For the three months ended March 31,
(unaudited, in millions)	2016	2015
Net income	$48.3	$68.4
plus:
Interest expense, net	34.1	36.9
Cash interest expense	(21.6)	(18.5)
Income tax expense	28.2	39.8
Cash income taxes	(3.3)	(2.5)
Amortization of intangible assets	23.4	24.3
Loss associated with impairment of long-lived assets (a)	—	1.3

Adjusted net income	$109.1	$149.7
Cash interest expense	21.6	18.5
Cash income taxes	3.3	2.5
Depreciation of property, plant and equipment	20.7	21.4
Stockholder activism expenses (b)	3.6	—
Dual power inverter module extended coverage (c)	1.5	(1.8)
Unrealized loss (gain) on foreign exchange (d)	0.6	(2.3)
Unrealized gain on hedge contracts (e)	(0.5)	(0.2)
Loss on repayments of long-term debt (f)	—	0.2
Other (g)	2.2	2.1

Adjusted EBITDA	$162.1	$190.1

Net sales	$462.1	$503.6
Adjusted EBITDA margin	35.1%	37.7%
Net cash provided by operating activities	$117.9	$91.0
(Deductions) or additions to reconcile to Adjusted free cash flow:
Additions of long-lived assets	(6.4)	(1.3)
Stockholder activism expenses (b)	1.0	—
Excess tax benefit from stock-based compensation (h)	—	7.8

Adjusted free cash flow	$112.5	$97.5

(a)	Represents a charge associated with the impairment of long-lived assets related to the production of the H3000 and H4000 hybrid-propulsion systems.
(b)	Represents expenses ($3.6 million)(recorded in Selling, general and administrative expenses) and payments ($1.0 million) directly associated with stockholder activism activities including the notice, and subsequent withdrawal of director nomination and governance proposals by Ashe Capital Management, LP.
(c)	Represents an adjustment (recorded in Selling, general and administrative expenses) associated with the Dual Power Inverter Module (“DPIM”) extended coverage program liability. The DPIM liability will continue to be reviewed for any changes in estimates as additional claims data and field information become available.
(d)	Represents losses (gains) (recorded in Other (expense) income, net) on the mark-to-market of our foreign currency hedge contracts and on intercompany financing transactions related to investments in plant assets for our India facility.
(e)	Represents unrealized gains (recorded in Other (expense) income, net) on the mark-to-market of our commodity hedge contracts.
(f)	Represents losses (recorded in Other (expense) income, net) realized on the repayments of Allison Transmission, Inc.’s (“ATI”), our wholly owned subsidiary, long-term debt.
(g)	Represents employee stock compensation expense (recorded in Cost of sales, Selling, general and administrative expenses, and Engineering – research and development).
(h)	Represents the amount of tax benefit (recorded in Income tax expense) related to stock-based compensation adjusted from cash flows from operating activities to cash flows from financing activities.

Results of Operations

Comparison of three months ended March 31, 2016 and 2015

The following table sets forth certain financial information for the three months ended March 31, 2016 and 2015. The following table and discussion should be read in conjunction with the information contained in our condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Three months ended March 31,
(unaudited, dollars in millions)	2016	% of net sales	2015	% of net sales
Net sales	$462.1	100%	$503.6	100%
Cost of sales	247.0	53	264.4	53

Gross profit	215.1	47	239.2	47
Operating expenses:
Selling, general and administrative expenses	82.6	18	73.4	15
Engineering — research and development	21.8	5	22.2	4
Loss associated with impairment of long-lived assets	—	—	1.3	0

Total operating expenses	104.4	23	96.9	19

Operating income	110.7	24	142.3	28
Interest expense, net	(34.1)	(7)	(36.9)	(7)
Other (expense) income, net	(0.1)	0	2.8	1

Income before income taxes	76.5	17	108.2	22
Income tax expense	(28.2)	(6)	(39.8)	(8)

Net income	$48.3	11%	$68.4	14%

Net sales

Net sales for the quarter ended March 31, 2016 were $462.1 million compared to $503.6 million for the quarter ended March 31, 2015, a decrease of 8%. The decrease was principally driven by a $17.0 million, or 77%, decrease in net sales of North America off-highway products driven by lower demand from hydraulic fracturing applications, a $13.0 million, or 81%, decrease in net sales of Outside North America off-highway products driven by lower demand in the energy and mining sectors, a $13.0 million, or 13%, decrease in net sales of parts and other products driven by lower demand for global off-highway service parts partially offset by higher demand for global on-highway service parts, and a $11.0 million, or 4%, decrease in net sales of North America on-highway commercial products driven by lower demand for Rugged Duty Series models, partially offset by a $13.0 million, or 23%, increase in net sales of Outside North America on-highway commercial products driven by higher demand in Europe and Japan.

Cost of sales

Cost of sales for the quarter ended March 31, 2016 was $247.0 million compared to $264.4 million for the quarter ended March 31, 2015, a decrease of 7%. The decrease was principally driven by decreased direct material costs commensurate with decreased net sales, $5.0 million of favorable direct material costs and $4.0 million of lower manufacturing expense commensurate with decreased net sales and consistent with historical trends and management’s expectations given the respective change in sales volume.

Gross profit

Gross profit for the quarter ended March 31, 2016 was $215.1 million compared to $239.2 million for the quarter ended March 31, 2015, a decrease of 10%. The decrease was principally driven by $33.0 million related to decreased net sales, partially offset by $5.0 million of favorable direct material costs and $4.0 million of lower manufacturing expense commensurate with decreased net sales. Gross profit as a percent of net sales for the quarter was lower than for the same period in 2015 principally driven by an unfavorable sales volume, partially offset by favorable material costs.

Selling, general and administrative expense

Selling, general and administrative expenses for the quarter ended March 31, 2016 were $82.6 million compared to $73.4 million for the quarter ended March 31, 2015, an increase of 12%. The increase was principally driven by $3.6 million of stockholder activism expenses, a $1.8 million favorable 2015 DPIM adjustment, a $1.5 million unfavorable 2016 DPIM adjustment and unfavorable product warranty adjustments, partially offset by $0.9 million of lower intangible asset amortization.

Engineering — research and development

Engineering expenses for the quarter ended March 31, 2016 were $21.8 million compared to $22.2 million for the quarter ended March 31, 2015, a decrease of 2%. The decrease was principally driven by the timing of product initiatives spending.

Loss associated with impairment of long-lived assets

For the three months ended March 31, 2015, we recorded an approximately $1.3 million impairment loss associated with the production of the H3000 and H4000 hybrid-propulsion systems. The loss included $1.0 million of accrued expenses and a $0.3 million impairment of long-lived assets.

Interest expense, net

Interest expense, net for the quarter ended March 31, 2016 was $34.1 million compared to $36.9 million for the quarter ended March 31, 2015, a decrease of 8%. The decrease was principally driven by $8.4 million of lower interest expense as a result of the repurchase and redemption of ATI’s 7.125% senior cash pay notes due May 2019 during the second quarter of 2015, $0.5 million of lower interest expense as a result of debt repayments and $0.2 million of lower amortization of deferred financing charges, partially offset by $4.1 million of higher interest expense as a result of the addition of $470.0 million to ATI’s Senior Secured Credit Facility Term B-3 Loan due 2019 (the “Term B-3 Loan”, and together with the revolving credit facility, defined as the “Senior Secured Credit Facility”) during the second quarter of 2015 and $2.3 million of unfavorable mark-to-market adjustments for our interest rate derivatives.

Other (expense) income, net

Other (expense) income, net for the quarter ended March 31, 2016 was ($0.1) million compared to $2.8 million for the quarter ended March 31, 2015. The change in other (expense) income, net was principally driven by $2.2 million of 2015 foreign exchange gains on intercompany financing, $0.7 million of unfavorable foreign exchange and $0.1 million of higher realized losses on derivative contracts, partially offset by $0.2 million of 2015 expenses related to debt repayments and $0.2 million of unrealized gains on derivative contracts.

Income tax expense

Income tax expense for the first quarter of 2016 was $28.2 million resulting in an effective tax rate of 36.9% versus an effective tax rate of 36.8% in the first quarter of 2015.

Liquidity and Capital Resources

We generate cash primarily from our operating activities to fund our operating, investing and financing activities. Our principal uses of cash are operating expenses, capital expenditures, debt service, stock repurchases, dividends on common stock and working capital needs. We had total available cash and cash equivalents of $299.1 million and $251.6 million as of March 31, 2016 and December 31, 2015, respectively. Of the available cash and cash equivalents, approximately $185.6 million and $151.6 million were deposited in operating accounts while approximately $113.5 million and $100.0 million were invested in U.S. government backed securities as of March 31, 2016 and December 31, 2015, respectively.

As of March 31, 2016, the total of cash and cash equivalents held by foreign subsidiaries was $52.0 million, the majority of which was located in Europe and China. The geographic location of our cash aligns with our business growth strategy. We manage our worldwide cash requirements considering available funds among the subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. As a result, we do not anticipate any local liquidity restrictions to preclude us from funding our targeted expectations or operating needs with local resources.

If we distribute our foreign cash balance to the U.S. or to other foreign subsidiaries, we could be required to accrue and pay U.S. taxes. For example, we would be required to accrue and pay additional U.S. taxes if we repatriate earnings from certain foreign subsidiaries whose earnings we have asserted are permanently reinvested outside of the U.S. Foreign earnings for which we assert permanent reinvestment outside the U.S. consists primarily of earnings of our Europe and China subsidiaries. We currently do not foresee a need to repatriate any earnings from these subsidiaries for which we have asserted permanent reinvestment.

Our liquidity requirements are significant, primarily due to our debt service requirements. As of March 31, 2016, the Company had $2,396.7 million of indebtedness associated with ATI’s Term B-3 Loan.

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control. We made principal payments of $6.1 million and $51.7 million on the Senior Secured Credit Facility for the three months ended March 31, 2016 and 2015, respectively.

The Senior Secured Credit Facility also provides for $465.0 million in revolving credit borrowings, net of an allowance for up to $75.0 million in outstanding letters of credit commitments. As of March 31, 2016, we had $461.0 million available under the revolving credit facility, net of $4.0 million in letters of credit. Additionally within the terms of the Senior Secured Credit Facility, a senior secured leverage ratio at or below 3.50x results in the elimination of excess cash flow payments on the Senior Secured Credit Facility for the applicable year. The Senior Secured Credit Facility provides certain financial incentives based on our total leverage ratio. A total leverage ratio at or below 4.00x results in a 25 basis point reduction to the applicable margin on our revolving credit facility, and a total leverage ratio at or below 3.50x results in a 12.5 basis point reduction to the revolving credit facility commitment fee and an additional 25 basis point reduction to the applicable margin on our revolving credit facility. A total leverage ratio at or below 3.25x results in a 25 basis point reduction to the applicable margin on ATI’s Term B-3 Loan. These reductions would remain in effect as long as we achieve a total leverage ratio at or below the related threshold. As of March 31, 2016, the total leverage ratio was 3.03x.

In addition to the maximum total senior secured leverage ratio for the revolving portion of the Senior Secured Credit Facility, the Senior Secured Credit Facility includes, among other things, customary restrictions (subject to certain exceptions) on our ability to incur certain indebtedness or liens, make certain investments, declare or pay certain dividends, or repurchase shares of our common stock. As of March 31, 2016, we are in compliance with all covenants under the Senior Secured Credit Facility.

Our credit ratings are reviewed regularly by major debt ratings agencies such as Standard and Poor’s, Moody’s Investors Service and Fitch Ratings. In March 2015, Standard and Poor’s raised our corporate rating to ‘BB’ from ‘BB-’ and assigned ‘BB+’ to the incremental Term B-3 Loan. Also in March 2015, Moody’s raised our corporate rating to ‘Ba2’ from ‘Ba3’ and assigned ‘Ba2’ to the incremental Term B-3 Loan. In August 2015, Fitch ratings assigned ‘BB’ to the incremental Term B-3 Loan and raised our corporate rating to ‘BB+’ from ‘BB’.

On October 30, 2014, our Board of Directors authorized us to purchase up to $500.0 million of our common stock under a stock repurchase program. For the three months ended March 31, 2016, we repurchased approximately $33.3 million of our common stock under the repurchase program.

The following table shows our sources and uses of funds for the three months ended March 31, 2016 and 2015 (in millions):

	Three months ended March 31,
Statements of Cash Flows Data	2016	2015
Cash flows from operating activities	$117.9	$91.0
Cash flows used for investing activities	(6.3)	(1.2)
Cash flows used for financing activities	(64.8)	(85.6)

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

We continue to utilize net operating loss carryforwards for U.S. federal income tax purposes. If we continue to generate taxable income, we expect to utilize the remaining U.S. federal net operating loss carryforwards by as early as the end of 2016.

Cash provided by operating activities

Operating activities for the three months ended March 31, 2016 generated $117.9 million of cash compared to $91.0 million for the three months ended March 31, 2015. The increase was principally driven by lower inventories, lower incentive compensation payments, decreased excess tax benefit from stock-based compensation and favorable direct material costs, partially offset by decreased net sales and increased cash interest.

Cash used for investing activities

Investing activities for the three months ended March 31, 2016 used $6.3 million of cash compared to $1.2 million for the three months ended March 31, 2015. The increase was principally driven by an increase of $5.1 million in capital expenditures. The increase in capital expenditures was principally driven by intra-year movement in the timing of spending related to investments in productivity and replacement programs.

Cash used for financing activities

Financing activities for the three months ended March 31, 2016 used $64.8 million of cash compared to $85.6 million for the three months ended March 31, 2015. The decrease was principally driven by $45.6 million of decreased repayments on long-term debt, $2.1 million of lower stock repurchases and $1.3 million of decreased dividend payments, partially offset by $20.6 million of decreased proceeds from the exercise of stock options and $7.8 million of decreased excess tax benefit from stock-based compensation.

Contingencies

We are a party to various legal actions and administrative proceedings and subject to various claims arising in the ordinary course of business, including those relating to commercial transactions, product liability, personal injury and workers’ compensation, safety, health, taxes, environmental and other matters. For more information, see NOTE N of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Significant Accounting Estimates

A discussion of our critical accounting policies and significant accounting estimates are described in Part II, Item 7 “Management’s Discussion and Analysis” section in our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission on February 19, 2016. The preparation of the condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the applicable reporting period. Actual results could differ materially from these estimates. Changes in estimates are recorded in results of operations in the period that the events or circumstances giving rise to such changes occur. Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported in the first three months of 2016.

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

Important factors that could cause actual results to differ materially from our expectations are disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission on February 19, 2016. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements as well as other cautionary statements that are made from time to time in our public communications. You should evaluate all forward-looking statements made in this Quarterly Report on Form 10-Q in the context of these risks and uncertainties.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk consists of changes in interest rates, foreign currency rate fluctuations and movements in commodity prices.

Interest Rate Risk

We are subject to interest rate market risk in connection with our long-term debt. Our principal interest rate exposure relates to outstanding amounts under our Senior Secured Credit Facility. As of March 31, 2016, our Senior Secured Credit Facility provides for variable rate borrowings of up to $2,857.7 million including $461.0 million under our revolving credit facility, net of $4.0 million of letters of credit. A one-eighth percent change in assumed interest rates for the Senior Secured Credit Facility, if fully drawn, as of March 31, 2016 would have an impact of approximately $0.6 million on interest expense with the 1.00% LIBOR floor in effect on our Term B-3 Loan. Should LIBOR exceed 1.00%, a one-eighth percent change in assumed interest rates for the Senior Secured Credit Facility, if fully drawn, as of March 31, 2016 would have an impact of approximately $3.6 million on interest expense. As of March 31, 2016, we had no outstanding borrowings against the revolving credit facility.

From time to time, we enter into interest rate swap agreements to hedge our variable interest rate debt. Below is a list of our interest rate swaps as of March 31, 2016:

	Counterparty	Effective Date	Notional Amount (in millions)	LIBOR Fixed Rate
Interest Rate Swap L*	Barclays	Aug 2016 - Aug 2019	$75.0	3.44%
Interest Rate Swap M*	JP Morgan	Aug 2016 - Aug 2019	$100.0	3.43%
Interest Rate Swap N*	Bank of America	Aug 2016 - Aug 2019	$75.0	3.37%
Interest Rate Swap O*	Deutsche Bank	Aug 2016 - Aug 2019	$75.0	3.19%
Interest Rate Swap P*	Barclays	Aug 2016 - Aug 2019	$75.0	3.08%
Interest Rate Swap Q*	Barclays	Aug 2016 - Aug 2019	$50.0	2.99%
Interest Rate Swap R*	Deutsche Bank	Aug 2016 - Aug 2019	$50.0	2.98%
Interest Rate Swap S*	Deutsche Bank	Aug 2016 - Aug 2019	$50.0	2.73%
Interest Rate Swap T*	Bank of America	Aug 2016 - Aug 2019	$75.0	2.74%
Interest Rate Swap U*	Fifth Third Bank	Aug 2016 - Aug 2019	$50.0	2.66%
Interest Rate Swap V*	Fifth Third Bank	Aug 2016 - Aug 2019	$50.0	2.60%
Interest Rate Swap W*	Fifth Third Bank	Aug 2016 - Aug 2019	$25.0	2.40%
Interest Rate Swap X*	Huntington Bank	Aug 2016 - Aug 2019	$50.0	2.25%

*includes LIBOR floor of 1.00%

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

Assuming current levels of foreign currency transactions, a 10% aggregate increase or decrease in the Japanese Yen, Euro, Indian Rupee, Chinese Yuan Renminbi and Canadian Dollar would correspondingly change our earnings, net of tax, by an estimated $2 million per year. All other exposure to foreign currencies is considered immaterial.

Commodity Price Risk

We are subject to changes in our cost of sales caused by movements in underlying commodity prices. Approximately two-thirds of our cost of sales consists of purchased components with significant raw material content. A substantial portion of the purchased parts are made of aluminum and steel. The cost of aluminum parts include an adjustment factor on future purchases for fluctuations in aluminum prices based on accepted industry indices. In addition, a substantial amount of steel-based contracts also include an index-based component. As our costs change, we are able to pass through a portion of the changes in commodity prices to certain of our customers according to our LTSAs. We historically have not entered into long-term purchase contracts related to the purchase of aluminum and steel. We currently hold commodity swaps that are intended to hedge forecasted aluminum purchases. Based on our forecasted demand for 2016 and 2017, as of March 31, 2016, the hedge contracts cover approximately 33% and 24% of our aluminum requirements, respectively. We do not hold financial instruments for trading or speculative purposes.

Assuming current levels of commodity purchases, a 10% increase or decrease in the price of aluminum and steel would correspondingly change our earnings, net of tax, by approximately $1 million and $2 million per year, respectively. This includes the partial offset of our hedging contracts described above.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

From time to time, we are a party to various legal actions in the normal course of our business, including those related to commercial transactions, product liability, personal injury and workers’ compensation, safety, health, taxes, environmental and other matters. See NOTE N in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

There have been no material changes from our risk factors as previously reported in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission on February 19, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information related to our repurchases of our common stock on a monthly basis in the three months ended March 31, 2016:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans(2)
January 1– January 31, 2016	11,869	$23.79	—	$194,365,438
February 1 – February 29, 2016	809,147	$23.10	809,147	$175,672,093
March 1 – March 31, 2016	581,214	$25.18	579,175	$161,089,138

Total	1,402,230	$23.97	1,388,322

(1)	Shares purchased include 11,869 and 2,039 shares withheld to cover taxes due upon the vesting of restricted stock in January 2016 and March 2016, respectively.
(2)	These values reflect repurchases made under the stock repurchase program approved by our Board of Directors on October 30, 2014 authorizing $500 million of repurchases through December 31, 2016.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Description

3.2	Fourth Amended and Restated Bylaws of Allison Transmission Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed March 14, 2016)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLISON TRANSMISSION HOLDINGS, INC.

Date: April 26, 2016	By:	/s/ Lawrence E. Dewey
		Name:	Lawrence E. Dewey
		Title:	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: April 26, 2016	By:	/s/ David S. Graziosi
		Name:	David S. Graziosi
		Title:	President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)