Form 10-Q
period 2016-06-30
Allison Transmission Holdings Inc
filed 2016-07-28
CIK 1411207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 14, 2016, there were 167,539,470 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Allison Transmission Holdings, Inc.

Condensed Consolidated Balance Sheets

(unaudited, dollars in millions, except per share data)

	June 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$364.4	$251.6
Accounts receivable — net of allowance for doubtful accounts of $0.5 and $0.4, respectively	200.0	195.0
Inventories	150.4	141.4
Other current assets	29.3	28.8

Total Current Assets	744.1	616.8
Property, plant and equipment, net	460.1	479.7
Intangible assets, net	1,288.5	1,334.8
Goodwill	1,941.0	1,941.0
Other non-current assets	29.4	36.1

TOTAL ASSETS	$4,463.1	$4,408.4

LIABILITIES
Current Liabilities
Accounts payable	$138.6	$126.2
Product warranty liability	28.4	24.9
Current portion of long-term debt	24.5	24.5
Deferred revenue	24.0	22.9
Other current liabilities	125.3	106.1

Total Current Liabilities	340.8	304.6
Product warranty liability	42.0	53.4
Deferred revenue	60.3	56.4
Long-term debt	2,343.9	2,352.7
Deferred income taxes	257.6	204.6
Other non-current liabilities	255.8	248.1

TOTAL LIABILITIES	3,300.4	3,219.8
Commitments and contingencies (see NOTE N)

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 1,880,000,000 shares authorized, 168,058,218 shares issued and outstanding and 171,157,004 shares issued and outstanding, respectively	1.7	1.7
Non-voting common stock, $0.01 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Paid in capital	1,696.9	1,690.2
Accumulated deficit	(478.6)	(444.5)
Accumulated other comprehensive loss, net of tax	(57.3)	(58.8)

TOTAL STOCKHOLDERS’ EQUITY	1,162.7	1,188.6

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$4,463.1	$4,408.4

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited, dollars in millions, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net sales	$474.9	$511.0	$937.0	$1,014.6
Cost of sales	248.2	274.7	495.2	539.1

Gross profit	226.7	236.3	441.8	475.5
Selling, general and administrative expenses	77.8	75.6	160.4	149.0
Engineering — research and development	21.8	23.2	43.6	45.4
Loss associated with impairment of long-lived assets	—	—	—	1.3

Operating income	127.1	137.5	237.8	279.8
Interest income	0.2	0.2	0.4	0.4
Interest expense	(28.0)	(23.3)	(62.3)	(60.4)
Premiums and expenses on tender offer and redemption of long-term debt	—	(25.1)	—	(25.1)
Other (expense) income, net	(0.2)	(2.2)	(0.3)	0.6

Income before income taxes	99.1	87.1	175.6	195.3
Income tax expense	(38.3)	(32.7)	(66.5)	(72.5)

Net income	$60.8	$54.4	$109.1	$122.8

Basic earnings per share attributable to common stockholders	$0.36	$0.30	$0.64	$0.68

Diluted earnings per share attributable to common stockholders	$0.36	$0.30	$0.64	$0.68

Dividends declared per common share	$0.15	$0.15	$0.30	$0.30

Comprehensive income, net of tax	$59.7	$55.3	$110.6	$111.8

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited, dollars in millions)

	Six months ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$109.1	$122.8
Add (deduct) items included in net income not using (providing) cash:
Deferred income taxes	54.0	67.3
Amortization of intangible assets	46.4	48.6
Depreciation of property, plant and equipment	41.7	43.4
Premiums and expenses on tender offer and redemption of long-term debt	—	25.1
Excess tax benefit from stock-based compensation	(0.3)	(8.0)
Unrealized loss on derivatives	13.3	6.8
Stock-based compensation	4.3	4.7
Amortization of deferred financing costs	4.0	3.8
Loss associated with impairment of long-lived assets	—	1.3
Other	2.0	(0.3)
Changes in assets and liabilities:
Accounts receivable	(3.6)	(23.2)
Inventories	(7.0)	(14.2)
Accounts payable	12.1	(9.1)
Other assets and liabilities	11.9	(26.3)

Net cash provided by operating activities	287.9	242.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of long-lived assets	(22.6)	(14.9)
Proceeds from disposal of assets	0.1	0.2

Net cash used for investing activities	(22.5)	(14.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase and redemption of long-term debt	—	(491.0)
Issuance of long-term debt	—	470.0
Repurchases of common stock	(92.3)	(114.7)
Payments on long-term debt	(12.2)	(104.6)
Dividend payments	(51.0)	(53.9)
Proceeds from exercise of stock options	2.5	21.8
Excess tax benefit from stock-based compensation	0.3	8.0
Debt financing fees	—	(7.5)
Taxes paid related to net share settlement of equity awards	(0.3)	(0.5)

Net cash used for financing activities	(153.0)	(272.4)
Effect of exchange rate changes on cash	0.4	(1.8)

Net increase (decrease) in cash and cash equivalents	112.8	(46.2)
Cash and cash equivalents at beginning of period	251.6	263.0

Cash and cash equivalents at end of period	$364.4	$216.8

Supplemental disclosures:
Interest paid	$43.1	$53.6
Income taxes paid	$7.6	$3.9

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

The Company has approximately 2,700 employees and 13 different transmission product lines. Although approximately 81% of revenues were generated in North America in 2015, the Company has a global presence by serving customers in Europe, Asia, South America and Africa. The Company serves customers through a network of approximately 1,400 independent distributor and dealer locations worldwide.

NOTE B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, the condensed consolidated financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. The information herein reflects all normal recurring material adjustments, which are, in the opinion of management, necessary for the fair statements of the results for the periods presented. The condensed consolidated financial statements herein consist of all wholly-owned domestic and foreign subsidiaries with all significant intercompany transactions eliminated.

These condensed consolidated financial statements present the financial position, results of comprehensive income and cash flows of the Company. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission (“SEC”) on February 19, 2016. The Company revised its condensed consolidated statements of cash flows for the prior period due to changes in how foreign currency exchange rate movements on cash were calculated. The revision resulted in a decrease to the “Effect of exchange rate changes on cash” with a corresponding increase to “Net cash provided by operating activities” for the six months ended June 30, 2015. Management believes the revision is immaterial to the condensed consolidated financial statements. The revision had no impact on previously reported net income, total stockholders’ equity or cash. The interim period financial results for the three and six month periods presented are not necessarily indicative of results to be expected for any other interim period or for the entire year.

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

In February 2016, the FASB issued authoritative accounting guidance on lease accounting. The guidance requires lessees to present right-of-use assets and lease liabilities on the balance sheet for all leases not considered short-term leases. Short-term leases are leases with a lease term of 12 months or less as long as the leases do not include options to purchase the underlying assets that the lessee is reasonably certain to exercise. The new guidance also introduces new disclosure requirements for leasing arrangements. The guidance will be effective for the Company in fiscal year 2019, but early adoption is permitted. Management is currently evaluating the impact of this guidance on the Company’s consolidated financial statements.

In January 2016, the FASB issued authoritative accounting guidance on the classification of equity securities with readily determinable fair values into different categories (e.g. trading or available-for-sale) and the requirement for equity securities to be measured at fair value with changes in fair value recognized in net income. The guidance will be effective prospectively for the Company in fiscal year 2018 and early adoption is limited to certain provisions. Upon adoption, a cumulative-effect adjustment to retained earnings in the statement of financial position will be reclassified to beginning retained earnings in the year of adoption. Management is currently evaluating the impact of this guidance on the Company’s consolidated financial statements.

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

In August 2014, the FASB issued authoritative accounting guidance on the disclosure of uncertainties about an entity’s ability to continue as a going concern. The guidance requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that financial statements are available to be issued when applicable) and to provide related footnote disclosures. The guidance became effective prospectively for the Company as of January 1, 2016. The adoption of this guidance did not have an effect on the Company’s condensed consolidated financial statements.

In May 2014, the FASB issued authoritative accounting guidance on a company’s accounting for revenue from contracts with customers. The guidance applies to all companies that enter into contracts with customers to transfer goods, services or nonfinancial assets. The guidance requires these companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires disclosures regarding the nature, timing, amount and uncertainty of revenue that is recognized. The guidance allows either full or modified retrospective adoption. The guidance will be effective for the Company for the annual and interim periods beginning January 1, 2018. Management is currently evaluating the impact this guidance will have on the Company’s revenue sources including assessing the impact of both methods of adoption on the Company’s consolidated financial statements.

NOTE C. INVENTORIES

Inventories consisted of the following components (dollars in millions):

	June 30, 2016	December 31, 2015
Purchased parts and raw materials	$66.0	$69.5
Work in progress	7.2	5.1
Service parts	45.5	45.8
Finished goods	31.7	21.0

Total inventories	$150.4	$141.4

Inventory components shipped to third parties, primarily cores, parts to re-manufacturers, and parts to contract manufacturers, which the Company has an obligation to buy back, are included in purchased parts and raw materials, with an offsetting liability in Other current liabilities. See NOTE J, “Other Current Liabilities” for more information.

NOTE D. GOODWILL AND OTHER INTANGIBLE ASSETS

As of June 30, 2016 and December 31, 2015, the carrying amount of the Company’s Goodwill was $1,941.0 million. The following presents a summary of other intangible assets (dollars in millions):

	June 30, 2016			December 31, 2015
	Intangible assets, gross	Accumulated amortization	Intangible assets, net	Intangible assets, gross	Accumulated amortization	Intangible assets, net
Other intangible assets:
Trade name	$790.0	$—	$790.0	$790.0	$—	$790.0
Customer relationships — defense	62.3	(33.0)	29.3	62.3	(31.3)	31.0
Customer relationships — commercial	831.8	(501.7)	330.1	831.8	(477.3)	354.5
Proprietary technology	476.3	(339.1)	137.2	476.3	(320.1)	156.2
Non-compete agreement	17.3	(15.4)	1.9	17.3	(14.6)	2.7
Patented technology — defense	28.2	(28.2)	—	28.2	(27.9)	0.3
Tooling rights	4.5	(4.5)	—	4.5	(4.4)	0.1

Total	$2,210.4	$(921.9)	$1,288.5	$2,210.4	$(875.6)	$1,334.8

As of June 30, 2016 and December 31, 2015, the net carrying value of our Goodwill and other intangibles was $3,229.5 million and $3,275.8 million, respectively.

Amortization expense related to other intangible assets for the next five years and thereafter is as follows (dollars in millions):

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

Level 3 — Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At each balance sheet date, the Company performs an analysis of all instruments subject to authoritative accounting guidance and includes, in Level 3, all of those whose fair value is based on significant unobservable inputs. As of June 30, 2016 and December 31, 2015, the Company did not have any Level 3 financial assets or liabilities.

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

The following table summarizes the fair value of the Company’s financial assets and (liabilities) as of June 30, 2016 and December 31, 2015 (dollars in millions):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		TOTAL
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Cash equivalents	$150.1	$100.0	$—	$—	$150.1	$100.0
Available-for-sale securities	2.9	2.9	—	—	2.9	2.9
Rabbi trust assets	5.9	4.8	—	—	5.9	4.8
Deferred compensation obligation	(5.9)	(4.8)	—	—	(5.9)	(4.8)
Derivative assets	—	—	0.4	—	0.4	—
Derivative liabilities	—	—	(43.8)	(30.1)	(43.8)	(30.1)

Total	$153.0	$102.9	$(43.4)	$(30.1)	$109.6	$72.8

NOTE F. DEBT

Long-term debt and maturities are as follows (dollars in millions):

	June 30, 2016	December 31, 2015
Long-term debt:
Senior Secured Credit Facility Term B-3 Loan, variable, due 2019	$2,390.6	$2,402.8
Less: current maturities of long-term debt	24.5	24.5
deferred financing costs, net	22.2	25.6

Total long-term debt, net	$2,343.9	$2,352.7

As of June 30, 2016, the Company had $2,390.6 million of indebtedness associated with Allison Transmission, Inc.’s (“ATI”), the Company’s wholly-owned subsidiary, Senior Secured Credit Facility Term B-3 Loan due 2019 (“Term B-3 Loan”, and together with the revolving credit facility, defined as the “Senior Secured Credit Facility”).

The fair value of the Company’s long-term debt obligations as of June 30, 2016 was $2,387.6 million. The fair value is based on quoted Level 2 market prices of the Company’s debt as of June 30, 2016. It is not expected that the Company would be able to repurchase a significant amount of its debt at these levels. The difference between the fair value and carrying value of the long-term debt is driven primarily by trends in the financial markets.

The Senior Secured Credit Facility is collateralized by a lien on substantially all assets of the Company including all of ATI’s capital stock and all of the capital stock or other equity interest held by the Company, ATI and each of the Company’s existing and future U.S. subsidiary guarantors (subject to certain limitations for equity interests of foreign subsidiaries and other exceptions set forth in the terms of the Senior Secured Credit Facility). Interest on the Term B-3 Loan, as of June 30, 2016, is either (a) 2.50% over the LIBOR (which may not be less than 1.00%) or (b) 1.50% over the greater of the prime lending rate provided by the British Banking Association or the federal funds effective rate published by the Federal Reserve Bank of New York. As of June 30, 2016, the interest rate was approximately 3.50% on the Term B-3 Loan. The Senior Secured Credit Facility requires minimum quarterly principal payments on the Term B-3 Loan as well as prepayments from certain net cash proceeds of non-ordinary course asset sales and casualty and condemnation events and from a percentage of excess cash flow, if applicable. The minimum required quarterly principal payment on the Term B-3 Loan is $6.1 million and remains through its maturity date of August 2019. As of June 30, 2016, there had been no payments required for certain net cash proceeds of non-ordinary course asset sales and casualty and condemnation events. The remaining principal balance is due upon maturity.

The Senior Secured Credit Facility also provides for a revolving credit borrowing. As of June 30, 2016, the Company had $462.4 million available under the revolving credit facility, net of $2.6 million in letters of credit. Revolving credit borrowings bear interest at a variable base rate plus an applicable margin based on the Company’s total leverage ratio. In addition, there is an annual commitment fee, based on the Company’s total leverage ratio, on the average unused revolving credit borrowings available under the Senior Secured Credit Facility. Revolving credit borrowings are payable at the option of the Company throughout the term of the Senior Secured Credit Facility with the balance due in January 2019.

The revolving portion of the Senior Secured Credit Facility requires the Company to maintain a specified maximum total senior secured leverage ratio of 5.50x when revolving loan commitments remain outstanding at the end of a fiscal quarter. As of June 30, 2016, the Company had no revolving loans outstanding; however, the Company would have been in compliance with the maximum total senior secured leverage ratio, achieving a 2.98x ratio. Additionally within the terms of the Senior Secured Credit Facility, a senior secured leverage ratio at or below 3.50x results in the elimination of excess cash flow payments on the Senior Secured Credit Facility for the applicable year. The Senior Secured Credit Facility also provides certain financial incentives based on our total leverage ratio. A total leverage ratio at or below 4.00x results in a 25 basis point reduction to the applicable margin on the revolving credit facility, and a total leverage ratio at or below 3.50x results in a 12.5 basis point reduction to the revolving credit facility commitment fee and an additional 25 basis point reduction to the applicable margin on the revolving credit facility. A total leverage ratio at or below 3.25x results in a 25 basis point reduction to the applicable margin on ATI’s Term B-3 Loan. These reductions would remain in effect as long as the Company achieves a total leverage ratio at or below the related threshold. As of June 30, 2016, the total leverage ratio was 2.98x.

In addition, the Senior Secured Credit Facility, among other things, includes customary restrictions (subject to certain exceptions) on the Company’s ability to incur certain indebtedness, grant certain liens, make certain investments, declare or pay certain dividends, or repurchase shares of the Company’s common stock. As of June 30, 2016, the Company is in compliance with all covenants under the Senior Secured Credit Facility.

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

Interest Rate

The Company is subject to interest rate risk related to the Senior Secured Credit Facility and enters into interest rate swap contracts that are based on the LIBOR to manage a portion of this exposure. The Company has not elected hedge accounting treatment for these derivatives, and as a result, fair value adjustments are charged directly to Interest expense in the Condensed Consolidated Statements of Comprehensive Income. A summary of the Company’s interest rate derivatives as of June 30, 2016 and December 31, 2015 is as follows (dollars in millions):

	June 30, 2016		December 31, 2015
	Notional Amount	Fair Value	Notional Amount	Fair Value
3.44% Interest Rate Swap L, Aug 2016 – Aug 2019*	$75.0	$(5.0)	$75.0	$(3.6)
3.43% Interest Rate Swap M, Aug 2016 – Aug 2019*	100.0	(6.7)	100.0	(4.8)
3.37% Interest Rate Swap N, Aug 2016 – Aug 2019*	75.0	(4.9)	75.0	(3.5)
3.19% Interest Rate Swap O, Aug 2016 – Aug 2019*	75.0	(4.5)	75.0	(3.1)
3.08% Interest Rate Swap P, Aug 2016 – Aug 2019*	75.0	(4.2)	75.0	(2.8)
2.99% Interest Rate Swap Q, Aug 2016 – Aug 2019*	50.0	(2.7)	50.0	(1.7)
2.98% Interest Rate Swap R, Aug 2016 – Aug 2019*	50.0	(2.7)	50.0	(1.7)
2.73% Interest Rate Swap S, Aug 2016 – Aug 2019*	50.0	(2.3)	50.0	(1.4)
2.74% Interest Rate Swap T, Aug 2016 – Aug 2019*	75.0	(3.5)	75.0	(2.1)
2.66% Interest Rate Swap U, Aug 2016 – Aug 2019*	50.0	(2.2)	50.0	(1.2)
2.60% Interest Rate Swap V, Aug 2016 – Aug 2019*	50.0	(2.0)	50.0	(1.2)
2.40% Interest Rate Swap W, Aug 2016 – Aug 2019*	25.0	(0.9)	25.0	(0.5)
2.25% Interest Rate Swap X, Aug 2016 – Aug 2019*	50.0	(1.6)	50.0	(0.8)

* includes LIBOR floor of 1.00%	$800.0	$(43.2)	$800.0	$(28.4)

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

The following table summarizes the outstanding commodity swaps as of June 30, 2016 and December 31, 2015 (dollars in millions):

	June 30, 2016			December 31, 2015
	Notional Amount	Quantity	Fair Value	Notional Amount	Quantity	Fair Value
Aluminum	$11.0	6,450 metric tons	$(0.3)	$13.7	8,150 metric tons	$(1.7)
Natural Gas	$0.7	231,200 MMBtu	0.1	$0.2	70,000 MMBtu	—

			$(0.2)			$(1.7)

The following tabular disclosures further describe the Company’s derivative instruments and their impact on the financial condition of the Company (dollars in millions):

	June 30, 2016		December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
	Other current and non-current assets	$0.4
Commodity swaps	Other current and non-current liabilities	(0.6)	Other current and non-current liabilities	$(1.7)
Interest rate swaps	Other current and non-current liabilities	(43.2)	Other current and non-current liabilities	(28.4)

Total derivatives not designated as hedging instruments		$(43.4)		$(30.1)

The fair values of the derivatives are recorded between Other current and non-current assets and Other current and non-current liabilities as appropriate in the Condensed Consolidated Balance Sheets. As of June 30, 2016, the amounts recorded to Other current and non-current assets for commodity swaps were $0.3 million and $0.1 million, respectively. The amounts recorded to Other current and non-current liabilities for commodity swaps were ($0.5) million and ($0.1) million, respectively. The amounts recorded to Other current and non-current liabilities for interest rate swaps were ($13.2) million and ($30.0) million, respectively.

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

The following tabular disclosure describes the location and impact on the Company’s results of operations related to unrealized (loss) gain on interest rate derivatives (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Location of impact on results of operations
Interest Expense	$(4.2)	$1.1	$(14.8)	$(7.2)

NOTE H. PRODUCT WARRANTY LIABILITIES

As of June 30, 2016, the current and non-current product warranty liabilities were $28.4 million and $42.0 million, respectively. As of June 30, 2015, the current and non-current product warranty liabilities were $21.0 million and $52.7 million, respectively.

Product warranty liability activities consist of the following (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Beginning balance	$75.9	$77.1	$78.3	$83.6
Payments	(10.3)	(7.9)	(19.2)	(16.3)
Increase in liability (warranty issued during period)	4.1	5.3	8.4	11.2
Net adjustments to liability	0.5	(0.9)	2.6	(5.0)
Accretion (for predecessor liabilities)	0.2	0.1	0.3	0.2

Ending balance	$70.4	$73.7	$70.4	$73.7

NOTE I. DEFERRED REVENUE

As of June 30, 2016, the current and non-current deferred revenue for Extended Transmission Coverage (“ETC”) were $24.0 million and $60.3 million, respectively. As of June 30, 2015, the current and non-current deferred revenue for ETC were $21.9 million and $52.8 million, respectively.

Deferred revenue for ETC activity (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Beginning balance	$80.4	$72.2	$79.3	$69.0
Increases	9.7	8.3	16.3	16.5
Revenue earned	(5.8)	(5.8)	(11.3)	(10.8)

Ending balance	$84.3	$74.7	$84.3	$74.7

NOTE J. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (dollars in millions):

	As of June 30, 2016	As of December 31, 2015
Payroll and related costs	$32.2	$31.5
Sales allowances	26.1	24.3
Taxes payable	17.4	12.6
Derivative liabilities	13.7	5.0
Vendor buyback obligation	12.9	12.1
Defense price reduction reserve	9.1	8.7
Accrued interest payable	0.7	0.6
Environmental liabilities	0.5	0.5
Other liabilities	12.7	10.8

Total	$125.3	$106.1

NOTE K. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost consist of the following (dollars in millions):

	Pension Plans		Post-retirement Benefits
	Three months ended June 30,		Three months ended June 30,
	2016	2015	2016	2015
Net periodic benefit cost:
Service cost	$3.1	$3.6	$0.5	$0.6
Interest cost	1.5	1.3	1.7	1.3
Expected return on assets	(1.7)	(2.1)	—	—
Prior service cost	0.1	—	(0.9)	(0.9)
Gain	—	—	—	—

Net periodic benefit cost	$3.0	$2.8	$1.3	$1.0

	Pension Plans		Post-retirement Benefits
	Six months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net periodic benefit cost:
Service cost	$6.2	$7.2	$1.0	$1.2
Interest cost	3.0	2.6	3.3	2.7
Expected return on assets	(3.4)	(4.2)	—	—
Prior service cost	0.1	—	(1.8)	(1.8)
Gain	(0.1)	—	—	—

Net periodic benefit cost	$5.8	$5.6	$2.5	$2.1

NOTE L. INCOME TAXES

For the three and six months ended June 30, 2016, the Company recorded total tax expense of $38.3 million and $66.5 million, respectively. The effective tax rate for the three and six months ended June 30, 2016 and 2015 was 38.6% and 37.9%, respectively. For the three and six months ended June 30, 2015, the Company recorded total tax expense of $32.7 million and $72.5 million, respectively. The effective tax rate for the three and six months ended June 30, 2015 was 37.5% and 37.1%, respectively.

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

In accordance with the FASB’s authoritative guidance on accounting for uncertainty in income taxes, the Company has recorded a liability for unrecognized tax benefits related to a 2010 Research & Development Credit as of June 30, 2016 and December 31, 2015. The accounting guidance prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. All of the Company’s returns will remain subject to examination by the various taxing authorities for the duration of the applicable statute of limitations (generally three years from the later of the date of filing or the due date of the return).

NOTE M. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables reconcile changes in Accumulated other comprehensive loss (“AOCL”) by component (net of tax, dollars in millions):

	Three months ended
	Available-for- sale securities	Defined benefit pension items	Foreign currency items	Total
AOCL as of March 31, 2015	$(3.3)	$(17.6)	$(30.5)	$(51.4)

Other comprehensive (loss) income before reclassifications	(0.9)	—	1.9	1.0
Amounts reclassified from AOCL	—	(0.9)	—	(0.9)
Income tax	0.4	0.4	—	0.8

Net current period other comprehensive (loss) income	$(0.5)	$(0.5)	$1.9	$0.9

AOCL as of June 30, 2015	$(3.8)	$(18.1)	$(28.6)	$(50.5)

AOCL as of March 31, 2016	$(5.3)	$(20.7)	$(30.2)	$(56.2)

Other comprehensive loss before reclassifications	(0.7)	—	(0.1)	(0.8)
Amounts reclassified from AOCL	—	(0.9)	—	(0.9)
Income tax	0.2	0.4	—	0.6

Net current period other comprehensive loss	$(0.5)	$(0.5)	$(0.1)	$(1.1)

AOCL as of June 30, 2016	$(5.8)	$(21.2)	$(30.3)	$(57.3)

	Six months ended
	Available-for- sale securities	Defined benefit pension items	Foreign currency items	Total
AOCL as of December 31, 2014	$(0.9)	$(17.0)	$(21.6)	$(39.5)

Other comprehensive loss before reclassifications	(4.7)	—	(7.0)	(11.7)
Amounts reclassified from AOCL	—	(1.8)	—	(1.8)
Income tax	1.8	0.7	—	2.5

Net current period other comprehensive loss	$(2.9)	$(1.1)	$(7.0)	$(11.0)

AOCL as of June 30, 2015	$(3.8)	$(18.1)	$(28.6)	$(50.5)

AOCL as of December 31, 2015	$(5.7)	$(20.0)	$(33.1)	$(58.8)

Other comprehensive (loss) income before reclassifications	(0.1)	—	2.8	2.7
Amounts reclassified from AOCL	—	(1.9)	—	(1.9)
Income tax	—	0.7	—	0.7

Net current period other comprehensive (loss) income	$(0.1)	$(1.2)	$2.8	$1.5

AOCL as of June 30, 2016	$(5.8)	$(21.2)	$(30.3)	$(57.3)

	Amounts reclassified from AOCL		Affected line item in the Condensed Consolidated Statements of Comprehensive Income
AOCL Components	Three months ended June 30, 2016	Three months ended June 30, 2015
Amortization of defined benefit pension items:
Prior service cost	$0.8	$0.8	Cost of sales
	—	0.1	Selling, general and administrative
Actuarial loss	0.1	—	Cost of sales

Total reclassifications, before tax	$0.9	0.9	Income before income taxes
Income tax	(0.4)	(0.4)	Tax expense

Total reclassifications	$0.5	$0.5	Net of tax

	Amounts reclassified from AOCL		Affected line item in the Condensed Consolidated Statements of Comprehensive Income
AOCL Components	Six months ended June 30, 2016	Six months ended June 30, 2015
Amortization of defined benefit pension items:
Prior service cost	$1.6	$1.6	Cost of sales
	0.1	0.2	Selling, general and administrative
Actuarial loss	0.2	—	Cost of sales

Total reclassifications, before tax	$1.9	1.8	Income before income taxes
Income tax	(0.7)	(0.7)	Tax expense

Total reclassifications	$1.2	$1.1	Net of tax

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

NOTE O. EARNINGS PER SHARE

The Company presents both basic and diluted earnings per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted EPS is calculated by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during the reporting period that are calculated using the treasury stock method for stock-based awards. The treasury stock method assumes that the Company uses the proceeds from the exercise of awards to repurchase common stock at the average market price during the period. The assumed proceeds under the treasury stock method include the purchase price that the grantee will pay in the future, compensation cost for future service that the Company has not yet recognized and any tax benefits that would be credited to additional paid-in-capital when the award generates a tax deduction. If there would be a shortfall resulting in a charge to additional paid-in-capital, such an amount would be a reduction of the proceeds to the extent of the gains. The diluted weighted-average common shares outstanding exclude the anti-dilutive effect of certain stock options since such options had an exercise price in excess of the monthly average market value of our common stock. For the three months and six months ended June 30, 2016 and 2015, 0.6 million outstanding anti-dilutive stock options were not included in the diluted EPS calculation because they were anti-dilutive. For the three months and six months ended June 30, 2015, 0.2 million outstanding anti-dilutive stock options were not included in the diluted EPS calculation because they were anti-dilutive.

The following table reconciles the numerators and denominators used to calculate basic EPS and diluted EPS (in millions, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net income	$60.8	$54.4	$109.1	$122.8

Weighted average shares of common stock outstanding	169.0	178.5	169.8	179.3
Dilutive effect stock-based awards	1.0	1.1	1.0	1.8

Diluted weighted average shares of common stock outstanding	170.0	179.6	170.8	181.1

Basic earnings per share attributable to common stockholders	$0.36	$0.30	$0.64	$0.68

Diluted earnings per share attributable to common stockholders	$0.36	$0.30	$0.64	$0.68

NOTE P. COMMON STOCK

The Company’s current stock repurchase program was announced on October 30, 2014. The Board authorized management to repurchase up to $500.0 million of its common stock on the open market or through privately negotiated transactions through December 31, 2016. The timing and amount of stock purchases are subject to market conditions and corporate needs. This stock repurchase program may be extended, modified, suspended or discontinued at any time at the Company’s discretion. During the three and six months ended June 30, 2016, the Company repurchased approximately $59.0 million and $92.3 million of its common stock under the repurchase program, respectively.

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

We have approximately 2,700 employees and 13 different transmission product lines. Although approximately 81% of revenues were generated in North America in 2015, we have a global presence by serving customers in Europe, Asia, South America and Africa. We serve customers through a network of approximately 1,400 independent distributor and dealer locations worldwide.

Trends Impacting Our Business

Our net sales are driven by commercial vehicle production, which tends to be highly correlated to macroeconomic conditions. The 2016 reductions in global Off-Highway, North America On-Highway and Service Parts, Support Equipment and Other end markets net sales are consistent with the previously contemplated impact of low energy and commodity prices and tempering demand conditions in the North America On-Highway end market. We anticipate no meaningful relief from the global Off-Highway end markets challenges and further weakening in North America On-Highway demand.

Second Quarter Net Sales by End Market (in millions)

End Market	Q2 2016 Net Sales	Q2 2015 Net Sales	% Variance
North America On-Highway	$264	$277	(5%)
North America Hybrid Propulsion Systems for Transit Bus	16	20	(20%)
North America Off-Highway	1	10	(90%)
Defense	28	29	(3%)
Outside North America On-Highway	74	73	1%
Outside North America Off-Highway	3	8	(63%)
Service Parts, Support Equipment and Other	89	94	(5%)

Total Net Sales	$475	$511	(7%)

North America On-Highway end market net sales were down 5% for the second quarter 2016 compared to the second quarter 2015, principally driven by lower demand for Highway Series and Rugged Duty Series models, partially offset by higher demand for Pupil Transport/Shuttle Series models.

North America Hybrid-Propulsion Systems for Transit Bus end market net sales were down 20% for the second quarter 2016 compared to the second quarter 2015, principally driven by lower demand due to engine emissions improvements and non-hybrid alternatives.

North America Off-Highway end market net sales were down 90% for the second quarter 2016 compared to the second quarter of 2015, principally driven by lower demand from hydraulic fracturing applications.

Defense end market net sales were down 3% for the second quarter 2016 compared to the second quarter 2015, principally driven by lower demand for Tracked Defense, partially offset by higher demand for Wheeled Defense.

Outside North America On-Highway end market net sales were up 1% for the second quarter 2016 compared to the second quarter 2015, principally driven by higher demand in Europe, partially offset by lower demand in China and India.

Outside North America Off-Highway end market net sales were down 63% for the second quarter 2016 compared to the second quarter 2015, principally driven by lower demand in the energy and mining sectors.

Service parts, support equipment and other end market net sales were down 5% for the second quarter 2016 compared to the second quarter 2015, principally driven by lower demand for global Off-Highway service parts and North America support equipment.

Key Components of our Results of Operations

Net sales

We generate our net sales primarily from the sale of transmissions, transmission parts, support equipment, defense kits, engineering services, royalties and Extended Transmission Coverage to a wide array of original equipment manufacturers, distributors and the U.S. government. Sales are recorded net of provisions for customer allowances and other rebates. Engineering services are recorded as net sales in accordance with the terms of the contract. The associated costs are recorded in cost of sales. We also have royalty agreements with third parties that provide net sales as a result of joint efforts in developing marketable products.

Cost of sales

Our primary components of cost of sales are purchased parts, the overhead expense related to our manufacturing operations and direct labor associated with the manufacture and assembly of transmissions and parts. For the six months ended June 30, 2016, direct material costs were approximately 68%, overhead costs were approximately 25%, and direct labor costs were approximately 7% of total cost of sales. We are subject to changes in our cost of sales caused by movements in underlying commodity prices. We seek to hedge against this risk by using commodity swap contracts and long-term supply agreements (“LTSAs”). See Part I, Item 3 “Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk” included below.

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

Non-GAAP Financial Measures

We use Adjusted EBITDA and Adjusted EBITDA margin to measure our operating profitability. We believe that Adjusted EBITDA and Adjusted EBITDA margin provide management, investors and creditors with useful measures of the operational results of our business and increase the period-to-period comparability of our operating profitability and comparability with other companies. Adjusted EBITDA margin is also used in the calculation of management’s incentive compensation program. The most directly comparable U.S. generally accepted accounting principles (“GAAP”) measure to Adjusted EBITDA is Net income. Adjusted EBITDA is calculated as the earnings before interest expense, income tax expense, amortization of intangible assets, depreciation of property, plant and equipment and other adjustments as defined by our debt agreement. Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by net sales.

We use Adjusted free cash flow to evaluate the amount of cash generated by our business that, after the capital investment needed to maintain and grow our business, can be used for repayment of debt, shareholder distributions and strategic opportunities, including investing in our business and strengthening our balance sheet. We believe that Adjusted free cash flow enhances the understanding of the cash flows of our business for management, investors and creditors. Adjusted free cash flow is also used in the calculation of management’s incentive compensation program. The most directly comparable GAAP measure to Adjusted free cash flow is Net cash provided by operating activities.

The following is a reconciliation of Net income to Adjusted EBITDA and Adjusted EBITDA margin, and a reconciliation of Net cash provided by operating activities to Adjusted free cash flow:

	Three months ended June 30,		Six months ended June 30,
(unaudited, in millions)	2016	2015	2016	2015
Net income (GAAP)	$60.8	$54.4	$109.1	$122.8
plus:
Interest expense, net	27.8	23.1	61.9	60.0
Income tax expense	38.3	32.7	66.5	72.5
Amortization of intangible assets	23.0	24.3	46.4	48.6
Depreciation of property, plant and equipment	21.0	22.0	41.7	43.4
Stock-based compensation expense (a)	2.1	2.6	4.3	4.7
Stockholder activism expenses (b)	0.1	—	3.7	—
Unrealized loss (gain) on foreign exchange (c)	1.2	1.1	1.8	(1.2)
Dual power inverter module units extended coverage (d)	—	—	1.5	(1.8)
Unrealized (gain) loss on commodity hedge contracts (e)	(1.0)	0.2	(1.5)	—
Premiums and expenses on tender offer and redemption of long-term debt (f)	—	25.1	—	25.1
Loss associated with impairment of long-lived assets (g)	—	—	—	1.3
Loss on repayments of long-term debt (h)	—	—	—	0.2

Adjusted EBITDA (Non-GAAP)	$173.3	$185.5	$335.4	$375.6

Net sales (GAAP)	$474.9	$511.0	$937.0	$1,014.6
Adjusted EBITDA margin (Non-GAAP)	36.5%	36.3%	35.8%	37.0%

Net cash provided by operating activities (GAAP)	$170.0	$151.7	$287.9	$242.7
(Deductions) or additions to reconcile to Adjusted free cash flow:
Additions of long-lived assets	(16.2)	(13.6)	(22.6)	(14.9)
Stockholder activism expenses (b)	2.6	—	3.6	—
Excess tax benefit from stock-based compensation (i)	0.3	0.2	0.3	8.0

Adjusted free cash flow (Non-GAAP)	$156.7	$138.3	$269.2	$235.8

(a)	Represents stock-based compensation expense (recorded in Cost of sales, Selling, general and administrative expenses, and Engineering — research and development).
(b)	Represents expenses of $0.1 million and $3.7 million (recorded in Selling, general and administrative expenses) for the three months and six months ended June 30, 2016, respectively, and payments of $2.6 million and $3.6 million for the three months and six months ended June 30, 2016, respectively, directly associated with stockholder activism activity including the notice, and subsequent withdrawal, of director nomination and governance proposals by Ashe Capital Management, LP.
(c)	Represents losses (gains) (recorded in Other (expense) income, net) on the mark-to-market of our foreign currency hedge contracts and on intercompany financing transactions related to investments in plant assets for our India facility.

(d)	Represents an adjustment (recorded in Selling, general and administrative expenses) associated with the Dual Power Inverter Module (“DPIM”) extended coverage program liability. The DPIM liability will continue to be reviewed for any changes in estimates as additional claims data and field information become available.
(e)	Represents unrealized (gains) losses (recorded in Other (expense) income, net) on the mark-to-market of our commodity hedge contracts.
(f)	Represents premiums and expenses related to the tender offer and redemption of Allison Transmission, Inc.’s (“ATI”), our wholly owned subsidiary, 7.125% Senior Notes due 2019.
(g)	Represents a charge associated with the impairment of long-lived assets related to the production of the H3000 and H4000 hybrid-propulsion systems.
(h)	Represents losses (recorded in Other (expense) income, net) realized on the repayments of ATI’s long-term debt.
(i)	Represents the amount of tax benefit (recorded in Income tax expense) related to stock-based compensation adjusted from cash flows from operating activities to cash flows from financing activities.

Results of Operations

Comparison of three months ended June 30, 2016 and 2015

The following table sets forth certain financial information for the three months ended June 30, 2016 and 2015. The following table and discussion should be read in conjunction with the information contained in our condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Three months ended June 30,
(unaudited, dollars in millions)	2016	% of net sales	2015	% of net sales
Net sales	$474.9	100%	$511.0	100%
Cost of sales	248.2	52	274.7	54

Gross profit	226.7	48	236.3	46
Operating expenses:
Selling, general and administrative expenses	77.8	16	75.6	15
Engineering — research and development	21.8	5	23.2	4

Total operating expenses	99.6	21	98.8	19

Operating income	127.1	27	137.5	27
Interest expense, net	(27.8)	(6)	(23.1)	(5)
Premiums and expenses on tender offer and redemption of long-term debt	—	—	(25.1)	(5)
Other expense, net	(0.2)	—	(2.2)	—

Income before income taxes	99.1	21	87.1	17
Income tax expense	(38.3)	(8)	(32.7)	(6)

Net income	$60.8	13%	$54.4	11%

Net sales

Net sales for the quarter ended June 30, 2016 were $474.9 million compared to $511.0 million for the quarter ended June 30, 2015, a decrease of 7%. The decrease was principally driven by a $13.0 million, or 5%, decrease in net sales of North America On-Highway commercial products driven by lower demand for Highway Series and Rugged Duty Series models partially offset by higher demand for Pupil Transport/Shuttle Series models, a $9.0 million, or 90%, decrease in net sales of North America Off-Highway products driven by lower demand from hydraulic fracturing applications, a $5 million, or 63%, decrease in net sales of Outside North America Off-Highway products driven by lower demand in the energy and mining sectors, a $5.0 million, or 5%, decrease in net sales of parts and other products driven by lower demand for global Off-Highway service parts and North America support equipment, a $4.0 million, or 20%, decrease in net sales of North America hybrid-propulsion systems for transit buses driven by lower demand due to engine emissions improvements and non-hybrid alternatives and a $1.0 million, or 3%, decrease in net sales of defense products principally driven by lower demand for Tracked Defense partially offset by higher demand for Wheeled Defense, partially offset by a $1.0 million, or 1%, increase in net sales of Outside North America On-Highway products driven by higher demand in Europe partially offset by lower demand in China and India.

Cost of sales

Cost of sales for the quarter ended June 30, 2016 was $248.2 million compared to $274.7 million for the quarter ended June 30, 2015, a decrease of 10%. The decrease was principally driven by decreased direct material costs commensurate with decreased net sales, $6.0 million of lower manufacturing expense commensurate with decreased net sales, $2.0 million of favorable direct material costs and consistent with historical trends and management’s expectations given the respective change in sales volume.

Gross profit

Gross profit for the quarter ended June 30, 2016 was $226.7 million compared to $236.3 million for the quarter ended June 30, 2015, a decrease of 4%. The decrease was principally driven by $20.0 million related to decreased net sales, partially offset by $6.0 million of lower manufacturing expense commensurate with decreased net sales, $2.0 million of favorable direct material costs and $2.0 million of price increases on certain products. Gross profit as a percent of net sales for the quarter was higher than for the same period in 2015 principally driven by favorable direct material costs and price increases on certain products.

Selling, general and administrative expense

Selling, general and administrative expenses for the quarter ended June 30, 2016 were $77.8 million compared to $75.6 million for the quarter ended June 30, 2015, an increase of 3%. The increase was principally driven by $3.4 million of favorable 2015 product warranty adjustments, partially offset by $1.3 million of lower intangible asset amortization.

Engineering — research and development

Engineering expenses for the quarter ended June 30, 2016 were $21.8 million compared to $23.2 million for the quarter ended June 30, 2015, a decrease of 6%. The decrease was principally driven by decreased product initiatives spending.

Interest expense, net

Interest expense, net for the quarter ended June 30, 2016 was $27.8 million compared to $23.1 million for the quarter ended June 30, 2015, an increase of 20%. The increase was principally driven by $5.3 million of unfavorable mark-to-market adjustments for our interest rate derivatives, $1.4 million of higher interest expense as a result of the addition of $470.0 million to ATI’s Senior Secured Credit Facility Term B-3 Loan due 2019 (the “Term B-3 Loan”, and together with the revolving credit facility, defined as the “Senior Secured Credit Facility”) during the second quarter of 2015, partially offset by $0.9 million of lower interest expense as a result of the repurchase and redemption of ATI’s 7.125% senior cash pay notes due May 2019 (“7.125% Senior Notes”) during the second quarter of 2015, $1.0 million of lower interest expense as a result of debt repayments and $0.1 million of lower amortization of deferred financing charges.

Premiums and expenses on tender offer and redemption of long-term debt

In April 2015, we completed a cash tender offer to purchase any and all of the outstanding 7.125% Senior Notes. The tender offer resulted in the repurchase of $420.9 million of the 7.125% Senior Notes in April 2015. In May 2015, we redeemed the remaining $50.4 million of the outstanding 7.125% Senior Notes, resulting in premiums and expenses totaling $25.1 million for the second quarter of 2015.

Other expense, net

Other expense, net for the quarter ended June 30, 2016 was $0.2 million compared to $2.2 million for the quarter ended June 30, 2015. The decrease in other expense, net was principally driven by $1.0 million of unrealized gains on derivative contracts, $0.2 million of lower realized losses on derivative contracts, $0.2 million of unfavorable 2015 foreign exchange and lower miscellaneous expenses.

Income tax expense

Income tax expense for the quarter ended June 30, 2016 was $38.3 million resulting in an effective tax rate of 38.6% versus an effective tax rate of 37.5% for the quarter ended June 30, 2015. The increase in income tax expense was principally driven by an increase in estimated taxable income for certain foreign entities.

Comparison of six months ended June 30, 2016 and 2015

The following table sets forth certain financial information for the six months ended June 30, 2016 and 2015. The following table and discussion should be read in conjunction with the information contained in our condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Six months ended June 30,
(unaudited, dollars in millions)	2016	% of net sales	2015	% of net sales
Net sales	$937.0	100%	$1,014.6	100%
Cost of sales	495.2	53	539.1	53

Gross profit	441.8	47	475.5	47
Operating expenses:
Selling, general and administrative expenses	160.4	17	149.0	15
Engineering — research and development	43.6	5	45.4	5
Loss associated with impairment of long-lived assets	—	—	1.3	—

Total operating expenses	204.0	22	195.7	20

Operating income	237.8	25	279.8	27
Interest expense, net	(61.9)	(6)	(60.0)	(6)
Premiums and expenses on tender offer and redemption of long-term debt	—	—	(25.1)	(2)
Other (expense) income, net	(0.3)	—	0.6	—

Income before income taxes	175.6	19	195.3	19
Income tax expense	(66.5)	(7)	(72.5)	(7)

Net income	$109.1	12%	$122.8	12%

Net sales

Net sales for the six months ended June 30, 2016 were $937.0 million compared to $1,014.6 million for the six months ended June 30, 2015, a decrease of 8%. The decrease was principally driven by a $26.0 million, or 81%, decrease in net sales of North American Off-Highway products driven by lower demand from hydraulic fracturing applications, a $24.0 million, or 4%, decrease in net sales of North America On-Highway commercial products driven by lower demand from Rugged Duty Series and Highway Series models partially offset by higher demand for Pupil Transport/Shuttle Series models, an $18.0 million, or 75%, decrease in net sales of Outside North America Off-Highway products driven by lower demand from the energy and mining sectors, an $18.0 million, or 9%, decrease in net sales of parts and other products driven by lower demand for global Off-Highway service parts partially offset by higher demand for global On-Highway service parts, a $5.0 million, or 13%, decrease in net sales of North America hybrid-propulsion systems for transit buses driven by lower demand due to engine emissions improvements and non-hybrid alternatives and a $1.0 million, or 2%, decrease in net sales of defense products principally driven by lower demand for Tracked Defense partially offset by higher demand for Wheeled Defense, partially offset by a $14.0 million, or 11%, increase in net sales of Outside North America On-Highway products driven by higher demand in Europe and Japan partially offset by lower demand in China and India.

Cost of sales

Cost of sales for six months ended June 30, 2016 was $495.2 million compared to $539.1 million for six months ended June 30, 2015, a decrease of 8%. The decrease was principally driven by decreased direct material costs commensurate with decreased sales, $10.0 million of lower manufacturing cost commensurate with decreased sales, $7.0 million of favorable direct material costs and consistent with historical trends and management’s expectations given the respective change in sales volume.

Gross profit

Gross profit for the six months ended June 30, 2016 was $441.8 million compared to $475.5 million for the six months ended June 30, 2015, a decrease of 7%. The decrease was principally driven by $53.0 million related to decreased net sales, partially offset by $10.0 million of lower manufacturing expense commensurate with decreased net sales, $7.0 million of favorable direct material costs and $2.0 million of price increases on certain products. Gross profit as a percent of net sales for the six months was higher than for the same period in 2015 principally driven by favorable direct material costs and price increases on certain products.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended June 30, 2016 were $160.4 million compared to $149.0 million for the six months ended June 30, 2015, an increase of 8%. The increase was principally driven by $6.4 million of favorable 2015 product warranty adjustments, $3.6 million of stockholder activism expenses and $3.3 million of unfavorable adjustments related to the DPIM extended coverage program, partially offset by $2.2 million of lower intangible asset amortization and reduced global commercial spending activities.

Engineering — research and development

Engineering expenses for the six months ended June 30, 2016 were $43.6 million compared to $45.4 million for the six months ended June 30, 2015, a decrease of 4%. The decrease was principally driven by decreased product initiatives spending.

Loss associated with impairment of long-lived assets

During the first quarter of 2015, we recorded an approximately $1.3 million impairment loss associated with the production of the H3000 and H4000 hybrid-propulsion systems. The loss included $1.0 million of accrued expenses and a $0.3 million impairment of long-lived assets.

Interest expense, net

Interest expense, net for the six months ended June 30, 2016 was $61.9 million compared to $60.0 million for the six months ended June 30, 2015, an increase of 3%. The increase was principally driven by $7.6 million of unfavorable mark-to-market adjustments for our interest rate derivatives, $5.5 million of higher interest expense as a result of the addition of $470.0 million to ATI’s Term B-3 Loan during the second quarter of 2015, partially offset by $9.3 million of lower interest expense as a result of the repurchase and redemption of our 7.125% Senior Notes in the second quarter of 2015, $1.5 million of lower interest expense as a result of debt repayments and $0.3 million of lower amortization of deferred financing charges.

Premiums and expenses on tender offer and redemption of long-term debt

In April 2015, we completed a cash tender offer to purchase any and all of the outstanding 7.125% Senior Notes. The tender offer resulted in the repurchase of $420.9 million of the 7.125% Senior Notes in April 2015. In May 2015, we redeemed the remaining $50.4 million of the outstanding 7.125% Senior Notes, resulting in premiums and expenses totaling $25.1 million for the second quarter of 2015.

Other (expense) income, net

Other (expense) income, net for the six months ended June 30, 2016 was ($0.3) million compared to $0.6 million for the six months ended June 30, 2015. The change in other (expense) income, net was principally driven by $2.7 million of higher foreign exchange losses on intercompany financing and $0.5 million of lower favorable foreign exchange, partially offset by $1.2 million of unrealized gains on derivative contracts, a $0.2 million loss on 2015 debt repayments and lower miscellaneous expenses.

Income tax expense

Income tax expense for the six months ended June 30, 2016 was $66.5 million resulting in an effective tax rate of 37.9% versus an effective tax rate of 37.1% for the six months ended June 30, 2015. The increase in income tax expense was principally driven by an increase in estimated taxable income for certain foreign entities.

Liquidity and Capital Resources

We generate cash primarily from our operating activities to fund our operating, investing and financing activities. Our principal uses of cash are operating expenses, capital expenditures, debt service, stock repurchases, dividends on common stock and working capital needs. We had total available cash and cash equivalents of $364.4 million and $251.6 million as of June 30, 2016 and December 31, 2015, respectively. Of the available cash and cash equivalents, approximately $214.3 million and $151.6 million were deposited in operating accounts while approximately $150.1 million and $100.0 million were invested in U.S. government backed securities as of June 30, 2016 and December 31, 2015, respectively.

As of June 30, 2016, the total of cash and cash equivalents held by foreign subsidiaries was $45.5 million, the majority of which was located in Europe and China. The geographic location of our cash aligns with our business growth strategy. We manage our worldwide cash requirements considering available funds among the subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. As a result, we do not anticipate any local liquidity restrictions to preclude us from funding our targeted expectations or operating needs with local resources.

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

Our liquidity requirements are significant, primarily due to our debt service requirements. As of June 30, 2016, we had $2,390.6 million of indebtedness associated with ATI’s Term B-3 Loan.

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control. We made principal payments of $6.1 million and $12.2 million on the Senior Secured Credit Facility for the three and six months ended June 30, 2016, respectively. We made principal payments of $52.9 million and $104.6 million on the Senior Secured Credit Facility for the three months and six months ended June 30, 2015, respectively.

The Senior Secured Credit Facility also provides for $465.0 million in revolving credit borrowings, net of an allowance for up to $75.0 million in outstanding letters of credit commitments. As of June 30, 2016, we had $462.4 million available under the revolving credit facility, net of $2.6 million in letters of credit. Additionally within the terms of the Senior Secured Credit Facility, a senior secured leverage ratio at or below 3.50x results in the elimination of excess cash flow payments on the Senior Secured Credit Facility for the applicable year. The Senior Secured Credit Facility provides certain financial incentives based on our total leverage ratio. A total leverage ratio at or below 4.00x results in a 25 basis point reduction to the applicable margin on our revolving credit facility, and a total leverage ratio at or below 3.50x results in a 12.5 basis point reduction to the revolving credit facility commitment fee and an additional 25 basis point reduction to the applicable margin on our revolving credit facility. A total leverage ratio at or below 3.25x results in a 25 basis point reduction to the applicable margin on ATI’s Term B-3 Loan. These reductions would remain in effect as long as we achieve a total leverage ratio at or below the related threshold. As of June 30, 2016, the total leverage ratio was 2.98x.

In addition to the maximum total senior secured leverage ratio for the revolving portion of the Senior Secured Credit Facility, the Senior Secured Credit Facility includes, among other things, customary restrictions (subject to certain exceptions) on our ability to incur certain indebtedness or liens, make certain investments, declare or pay certain dividends, or repurchase shares of our common stock. As of June 30, 2016, we are in compliance with all covenants under the Senior Secured Credit Facility.

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

On October 30, 2014, our Board of Directors authorized us to purchase up to $500.0 million of our common stock under a stock repurchase program. For the three and six months ended June 30, 2016, we repurchased approximately $59.0 million and $92.3 million, respectively, of our common stock under the repurchase program.

The following table shows our sources and uses of funds for the six months ended June 30, 2016 and 2015 (in millions):

	Six months ended June,
Statements of Cash Flows Data	2016	2015
Cash flows from operating activities	$287.9	$242.7
Cash flows used for investing activities	$(22.5)	$(14.7)
Cash flows used for financing activities	$(153.0)	$(272.4)

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

Cash provided by operating activities

Operating activities for the six months ended June 30, 2016 generated $287.9 million of cash compared to $242.7 million for the six months ended June 30, 2015. The increase was principally driven by higher accounts payable, lower accounts receivable commensurate with decreased net sales, lower inventories, lower incentive compensation payments, decreased excess tax benefit from stock-based compensation, lower interest expense as a result of debt repayments and refinancing, favorable direct material costs and higher other liabilities, net, partially offset by decreased net sales.

Cash used for investing activities

Investing activities for the six months ended June 30, 2016 used $22.5 million of cash compared to $14.7 million for the six months ended June 30, 2015. The increase was principally driven by an increase of $7.7 million in capital expenditures. The increase in capital expenditures was principally driven by higher product initiatives spending and intra-year movement in the timing of spending related to investments in productivity and replacement programs.

Cash used for financing activities

Financing activities for the six months ended June 30, 2016 used $153.0 million of cash compared to $272.4 million for the six months ended June 30, 2015. The decrease was principally driven by $113.4 million of decreased payments on long-term debt, $22.4 million of lower stock repurchases, $7.5 million of decreased debt financing fees associated with our amendment to our Senior Secured Credit Facility in the second quarter of 2015 and $2.9 million of decreased dividend payments, partially offset by $19.3 million of decreased proceeds from the exercise of stock options and $7.7 million of decreased excess tax benefit from stock-based compensation.

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

Critical Accounting Policies and Significant Accounting Estimates

A discussion of our critical accounting policies and significant accounting estimates are described in Part II, Item 7 “Management’s Discussion and Analysis” section in our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission on February 19, 2016. The preparation of the condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the applicable reporting period. Actual results could differ materially from these estimates. Changes in estimates are recorded in results of operations in the period that the events or circumstances giving rise to such changes occur. Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported for the six months ended June 30, 2016.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

Refer to NOTE B, “Summary of Significant Accounting Policies” in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. The words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Although forward-looking statements reflect management’s good faith beliefs, reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements speak only as of the date the statements are made. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to: our participation in markets that are competitive; the highly cyclical industries in which certain of our end users operate; general economic and industry conditions; the failure of markets outside North America to increase adoption of fully-automatic transmissions; the concentration of our net sales in our top five customers and the loss of any one of these; future reductions or changes in government subsidies and other external factors impacting demand for hybrid vehicles; U.S. defense spending; the discovery of defects in our products, resulting in delays in new model launches, recall campaigns and/or increased warranty costs and reduction in future sales or damage to our brand and reputation; brand and reputational risks; our ability to prepare for, respond to and successfully achieve our objectives relating to technological and market developments and changing customer needs; risks associated with our international operations; labor strikes, work stoppages or similar labor disputes, which could significantly disrupt our operations or those of our principal customers; risks related to our substantial indebtedness; and our intention to pay dividends and repurchase shares of our common stock.

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

Interest Rate Risk

We are subject to interest rate market risk in connection with our long-term debt. Our principal interest rate exposure relates to outstanding amounts under our Senior Secured Credit Facility. As of June 30, 2016, our Senior Secured Credit Facility provides for variable rate borrowings of up to $2,853.0 million including $462.4 million under our revolving credit facility, net of $2.6 million of letters of credit. A one-eighth percent change in assumed interest rates for the Senior Secured Credit Facility, if fully drawn, as of June 30, 2016 would have an impact of approximately $0.6 million on interest expense with the 1.00% LIBOR floor in effect on our Term B-3 Loan. Should LIBOR exceed 1.00%, a one-eighth percent change in assumed interest rates for the Senior Secured Credit Facility, if fully drawn, as of June 30, 2016 would have an impact of approximately $3.6 million on interest expense. As of June 30, 2016, we had no outstanding borrowings against the revolving credit facility.

From time to time, we enter into interest rate swap agreements to hedge our variable interest rate debt. Below is a list of our interest rate swaps as of June 30, 2016:

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

Assuming current levels of foreign currency transactions, a 10% aggregate increase or decrease in the Japanese Yen, Euro, Indian Rupee, Chinese Yuan Renminbi and Canadian Dollar would correspondingly change our earnings, net of tax, by an estimated $1 million per year. All other exposure to foreign currencies is considered immaterial.

Commodity Price Risk

We are subject to changes in our cost of sales caused by movements in underlying commodity prices. Approximately two-thirds of our cost of sales consists of purchased components with significant raw material content. A substantial portion of the purchased parts are made of aluminum and steel. The cost of aluminum parts include an adjustment factor on future purchases for fluctuations in aluminum prices based on accepted industry indices. In addition, a substantial amount of steel-based contracts also include an index-based component. As our costs change, we are able to pass through a portion of the changes in commodity prices to certain of our customers according to our LTSAs. We historically have not entered into long-term purchase contracts related to the purchase of aluminum and steel. We currently hold commodity swaps that are intended to hedge forecasted aluminum purchases. Based on our forecasted demand for 2016 and 2017, as of June 30, 2016, the hedge contracts cover approximately 33% and 24% of our aluminum requirements, respectively. We do not hold financial instruments for trading or speculative purposes.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information related to our repurchases of our common stock on a monthly basis in the three months ended June 30, 2016:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans(1)
April 1– April 30, 2016	172,164	$26.35	172,164	$156,552,453
May 1 – May 31, 2016	938,362	$27.79	938,362	$130,472,094
June 1 – June 30, 2016	1,011,142	$28.00	1,011,142	$102,160,199

Total	2,121,668	$27.77	2,121,668

(1)	These values reflect repurchases made under the stock repurchase program approved by our Board of Directors on October 30, 2014 authorizing $500 million of repurchases through December 31, 2016.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Description

3.1	Amendment to Second Amended and Restated Certificate of Incorporation of Allison Transmission Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed May 18, 2016)

3.2	Fifth Amended and Restated Bylaws of Allison Transmission Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed May 18, 2016)

10.1	Amendment to Employment Agreement between Allison Transmission, Inc. and Lawrence E. Dewey dated May 11, 2016 (filed herewith)

10.2	Amendment to Employment Agreement between Allison Transmission, Inc. and David S. Graziosi dated May 11, 2016 (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLISON TRANSMISSION HOLDINGS, INC.

Date: July 28, 2016	By:	/s/ Lawrence E. Dewey
		Name:	Lawrence E. Dewey
		Title:	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: July 28, 2016	By:	/s/ David S. Graziosi
		Name:	David S. Graziosi
		Title:	President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)