Form 10-Q
period 2016-09-30
Allison Transmission Holdings Inc
filed 2016-10-25
CIK 1411207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-35456

ALLISON TRANSMISSION HOLDINGS, INC.

(Exact Name of Registrant as Specified In Its Charter)

Delaware	26-0414014
(State of Incorporation)	(I.R.S. Employer Identification Number)

One Allison Way
Indianapolis, IN (Address of Principal Executive Offices)	46222 (Zip Code)

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 11, 2016, there were 165,384,097 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Allison Transmission Holdings, Inc.

Condensed Consolidated Balance Sheets

(unaudited, dollars in millions, except share data)

	September 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$164.7	$251.6
Accounts receivable — net of allowance for doubtful accounts of $0.5 and $0.4, respectively	202.8	195.0
Inventories	155.8	141.4
Other current assets	26.6	28.8

Total Current Assets	549.9	616.8
Property, plant and equipment, net	454.6	479.7
Intangible assets, net	1,265.5	1,334.8
Goodwill	1,941.0	1,941.0
Other non-current assets	28.3	36.1

TOTAL ASSETS	$4,239.3	$4,408.4

LIABILITIES
Current Liabilities
Accounts payable	$134.6	$126.2
Product warranty liability	28.0	24.9
Current portion of long-term debt	11.9	24.5
Deferred revenue	24.3	22.9
Other current liabilities	136.9	106.1

Total Current Liabilities	335.7	304.6
Product warranty liability	42.1	53.4
Deferred revenue	61.0	56.4
Long-term debt	2,148.8	2,352.7
Deferred income taxes	281.8	204.6
Other non-current liabilities	253.2	248.1

TOTAL LIABILITIES	3,122.6	3,219.8
Commitments and contingencies (see NOTE N)

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 1,880,000,000 shares authorized, 165,643,283 shares issued and outstanding and 171,157,004 shares issued and outstanding, respectively	1.7	1.7
Non-voting common stock, $0.01 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Paid in capital	1,707.1	1,690.2
Accumulated deficit	(535.7)	(444.5)
Accumulated other comprehensive loss, net of tax	(56.4)	(58.8)

TOTAL STOCKHOLDERS’ EQUITY	1,116.7	1,188.6

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$4,239.3	$4,408.4

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited, dollars in millions, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net sales	$434.3	$493.0	$1,371.3	$1,507.6
Cost of sales	229.6	256.9	724.8	796.0

Gross profit	204.7	236.1	646.5	711.6
Selling, general and administrative expenses	80.0	86.6	240.4	235.6
Engineering — research and development	20.7	23.6	64.3	69.0
Environmental remediation	—	14.0	—	14.0
Loss associated with impairment of long-lived assets	—	—	—	1.3

Operating income	104.0	111.9	341.8	391.7
Interest income	0.2	0.1	0.6	0.5
Interest expense	(22.4)	(33.8)	(84.7)	(94.2)
Expenses related to long-term debt refinancing	(11.6)	(0.2)	(11.6)	(25.3)
Other income (expense), net	0.8	(4.2)	0.5	(3.6)

Income before income taxes	71.0	73.8	246.6	269.1
Income tax expense	(26.4)	(27.3)	(92.9)	(99.8)

Net income	$44.6	$46.5	$153.7	$169.3

Basic earnings per share attributable to common stockholders	$0.27	$0.27	$0.91	$0.95

Diluted earnings per share attributable to common stockholders	$0.27	$0.27	$0.91	$0.95

Dividends declared per common share	$0.15	$0.15	$0.45	$0.45

Comprehensive income, net of tax	$45.5	$43.6	$156.1	$155.4

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited, dollars in millions)

	Nine months ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$153.7	$169.3
Add (deduct) items included in net income not using (providing) cash:
Deferred income taxes	80.3	91.5
Amortization of intangible assets	69.4	72.9
Depreciation of property, plant and equipment	62.8	65.8
Expenses related to long-term debt refinancing	11.0	25.3
Excess tax benefit from stock-based compensation	(2.1)	(8.2)
Unrealized loss on derivatives	9.9	17.5
Stock-based compensation	6.4	7.2
Amortization of deferred financing costs	5.4	5.7
Loss associated with impairment of long-lived assets	—	1.3
Other	1.8	2.5
Changes in assets and liabilities:
Accounts receivable	(5.9)	(19.3)
Inventories	(11.6)	(16.0)
Accounts payable	8.0	(10.5)
Other assets and liabilities	26.5	0.1

Net cash provided by operating activities	415.6	405.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of long-lived assets	(36.7)	(30.1)
Investments in technology-related initiatives	(1.0)	(1.9)
Proceeds from disposal of assets	0.2	0.2

Net cash used for investing activities	(37.5)	(31.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(1,212.2)	(110.2)
Issuance of long-term debt	1,000.0	470.0
Debt financing fees	(19.4)	(7.7)
Repurchase and redemption of long-term debt	—	(491.2)
Repurchases of common stock	(169.0)	(296.3)
Dividend payments	(75.9)	(80.0)
Proceeds from exercise of stock options	8.9	22.5
Excess tax benefit from stock-based compensation	2.1	8.2
Taxes paid related to net share settlement of equity awards	(0.3)	(0.5)

Net cash used for financing activities	(465.8)	(485.2)
Effect of exchange rate changes on cash	0.8	(2.7)

Net decrease in cash and cash equivalents	(86.9)	(114.6)
Cash and cash equivalents at beginning of period	251.6	263.0

Cash and cash equivalents at end of period	$164.7	$148.4

Supplemental disclosures:
Interest paid	$63.6	$75.4
Income taxes paid	$10.0	$5.0

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

These condensed consolidated financial statements present the financial position, results of comprehensive income and cash flows of the Company. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission (“SEC”) on February 19, 2016. The Company revised its condensed consolidated statement of cash flows for the prior period due to changes in how foreign currency exchange rate movements on cash were calculated. The revision resulted in a decrease to the “Effect of exchange rate changes on cash” with a corresponding increase to “Net cash provided by operating activities” for the nine months ended September 30, 2015. Management believes the revision is immaterial to the condensed consolidated financial statements. Certain other immaterial reclassifications have been made in the condensed consolidated financial statements of prior periods to conform to the current period presentation. These reclassifications had no impact on previously reported net income, total stockholders’ equity or cash. The interim period financial results for the three and nine month periods presented are not necessarily indicative of results to be expected for any other interim period or for the entire year.

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

Recently Issued Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued authoritative accounting guidance on the presentation and classification of certain cash receipts and cash payments on the statement of cash flows. The guidance specifically addresses cash flow issues with the objective of reducing the diversity in practice. The guidance will be effective for the Company in fiscal year 2018, but early adoption is permitted. Management is currently evaluating the impact of this guidance on the Company’s consolidated financial statements.

In March 2016, the FASB issued authoritative accounting guidance on share-based payment awards to employees. The guidance involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance will be effective for the Company in fiscal year 2017, but early adoption is permitted. Management is currently evaluating the impact of this guidance on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued authoritative accounting guidance on a company’s accounting for revenue from contracts with customers. The guidance applies to all companies that enter into contracts with customers to transfer goods, services or nonfinancial assets. The guidance requires these companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires disclosures regarding the nature, timing, amount and uncertainty of revenue that is recognized. The guidance allows either full or modified retrospective adoption. The guidance will be effective for the Company for the annual and interim periods beginning January 1, 2018, but early adoption is permitted. Management is currently evaluating the impact this guidance will have on the Company’s revenue sources including assessing the impact of both methods of adoption on the Company’s consolidated financial statements.

NOTE C. INVENTORIES

Inventories consisted of the following components (dollars in millions):

	September 30, 2016	December 31, 2015
Purchased parts and raw materials	$71.1	$69.5
Work in progress	7.1	5.1
Service parts	47.6	45.8
Finished goods	30.0	21.0

Total inventories	$155.8	$141.4

Inventory components shipped to third parties, primarily cores, parts to re-manufacturers, and parts to contract manufacturers, which the Company has an obligation to buy back, are included in purchased parts and raw materials, with an offsetting liability in Other current liabilities. See NOTE J, “Other Current Liabilities” for more information.

NOTE D. GOODWILL AND OTHER INTANGIBLE ASSETS

As of September 30, 2016 and December 31, 2015, the carrying amount of the Company’s Goodwill was $1,941.0 million. The following presents a summary of other intangible assets (dollars in millions):

	September 30, 2016			December 31, 2015
	Intangible assets, gross	Accumulated amortization	Intangible assets, net	Intangible assets, gross	Accumulated amortization	Intangible assets, net
Other intangible assets:
Trade name	$790.0	$—	$790.0	$790.0	$—	$790.0
Customer relationships — defense	62.3	(33.8)	28.5	62.3	(31.3)	31.0
Customer relationships — commercial	831.8	(513.9)	317.9	831.8	(477.3)	354.5
Proprietary technology	476.3	(348.7)	127.6	476.3	(320.1)	156.2
Non-compete agreement	17.3	(15.8)	1.5	17.3	(14.6)	2.7
Patented technology — defense	28.2	(28.2)	—	28.2	(27.9)	0.3
Tooling rights	4.5	(4.5)	—	4.5	(4.4)	0.1

Total	$2,210.4	$(944.9)	$1,265.5	$2,210.4	$(875.6)	$1,334.8

As of September 30, 2016 and December 31, 2015, the net carrying value of our Goodwill and other intangibles was $3,206.5 million and $3,275.8 million, respectively. The Company performs its annual goodwill and intangible assets impairment analysis on October 31 of every year. Events or circumstances that could unfavorably impact the key assumptions in the impairment test include lower net sales, the Company’s inability to execute on marketing programs and/or delay in the introduction of new products, lower gross margins or failure to obtain forecasted cost reductions, or a higher discount rate as a result of market conditions.

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

Level 3 — Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At each balance sheet date, the Company performs an analysis of all instruments subject to authoritative accounting guidance and includes, in Level 3, all of those whose fair value is based on significant unobservable inputs. As of September 30, 2016 and December 31, 2015, the Company did not have any Level 3 financial assets or liabilities.

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

The commodity swaps consist of forward rate contracts which are intended to hedge exposure of transactions involving purchases of component parts and energy to power our facilities, reducing the impact of commodity price volatility on the Company’s financial results. The interest rate swaps consist of floating-for-fixed rate contracts, reducing the impact of changes in LIBOR on the effective rate of our variable interest rate debt instrument.

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

The following table summarizes the fair value of the Company’s financial assets and (liabilities) as of September 30, 2016 and December 31, 2015 (dollars in millions):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		TOTAL
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Cash equivalents	$41.2	$100.0	$—	$—	$41.2	$100.0
Available-for-sale securities	2.8	2.9	—	—	2.8	2.9
Rabbi trust assets	5.4	4.8	—	—	5.4	4.8
Deferred compensation obligation	(5.4)	(4.8)	—	—	(5.4)	(4.8)
Derivative assets	—	—	0.3	—	0.3	—
Derivative liabilities	—	—	(40.3)	(30.1)	(40.3)	(30.1)

Total	$44.0	$102.9	$(40.0)	$(30.1)	$4.0	$72.8

NOTE F. DEBT

Long-term debt and maturities are as follows (dollars in millions):

	September 30, 2016	December 31, 2015
Long-term debt:
Senior Secured Credit Facility Term B-3 Loan, variable, due 2019	$—	$2,402.8
Senior Secured Credit Facility Term B-3 Loan, variable, due 2022	1,190.6	—
Senior Notes, fixed 5.0%, due 2024	1,000.0	—
Less: current maturities of long-term debt	11.9	24.5
deferred financing costs, net	29.9	25.6

Total long-term debt, net	$2,148.8	$2,352.7

As of September 30, 2016, the Company had $2,190.6 million of indebtedness associated with Allison Transmission, Inc.’s (“ATI”), the Company’s wholly-owned subsidiary, Senior Secured Credit Facility Term B-3 Loan due 2022 (previously due 2019 and as refinanced in September 2016, the “Term B-3 Loan”, and together with the revolving credit facility, defined as the “Senior Secured Credit Facility”), and ATI’s 5.0% Senior Notes due September 2024 (“5.0% Senior Notes”).

The fair value of the Company’s long-term debt obligations as of September 30, 2016 was $2,224.0 million. The fair value is based on quoted Level 2 market prices of the Company’s debt as of September 30, 2016. It is not expected that the Company would be able to repurchase a significant amount of its debt at these levels. The difference between the fair value and carrying value of the long-term debt is driven primarily by trends in the financial markets.

Senior Secured Credit Facility

In September 2016, ATI entered into an amendment with the term loan lenders under its Senior Secured Credit Facility to reduce the existing Term B-3 Loan commitments by $1,200.0 million and the revolving credit facility commitments by $15.0 million. The amendment also reduced the Term B-3 Loan minimum LIBOR from 1.00% to 0.75%, extended the maturity of the existing Term B-3 Loan from 2019 to September 2022, and extended the revolving credit facility termination date from 2019 to September 2021. With the exception of the items noted above, the terms of the extended Term B-3 Loan and revolving credit facility are materially the same as the terms of the existing Term B-3 Loan and revolving credit facility. As a result of the amendment to the Senior Secured Credit Facility, the Company expensed $11.0 million of prior deferred financing fees and recorded $7.4 million as new deferred financing fees in the Condensed Consolidated Statements of Comprehensive Income and Condensed Consolidated Balance Sheets, respectively.

The Senior Secured Credit Facility is collateralized by a lien on substantially all assets of the Company including all of ATI’s capital stock and all of the capital stock or other equity interest held by the Company, ATI and each of the Company’s existing and future U.S. subsidiary guarantors (subject to certain limitations for equity interests of foreign subsidiaries and other exceptions set forth in the terms of the Senior Secured Credit Facility). Interest on the Term B-3 Loan, as of September 30, 2016, is either (a) 2.50% over the LIBOR (which may not be less than 0.75%) or (b) 1.50% over the greater of the prime lending rate as quoted by the administrative agent or the federal funds effective rate published by the Federal Reserve Bank of New York plus 0.5%, provided that neither is below 1.75%. As of September 30, 2016, the Company elected to pay the lowest all-in rate of LIBOR (which may not be less than 0.75%) plus the applicable margin, or 3.25%, on the Term B-3 Loan. The Senior Secured Credit Facility requires minimum quarterly principal payments on the Term B-3 Loan as well as prepayments from certain net cash proceeds of non-ordinary course asset sales and casualty and condemnation events and from a percentage of excess cash flow, if applicable. The minimum required quarterly principal payment on the Term B-3 Loan is $3.0 million and remains through its maturity date of September 2022. As of September 30, 2016, there had been no payments required for certain net cash proceeds of non-ordinary course asset sales and casualty and condemnation events. The remaining principal balance is due upon maturity.

The Senior Secured Credit Facility also provides a revolving credit facility. As of September 30, 2016, the Company had $447.4 million available under the revolving credit facility, net of $2.6 million in letters of credit. Revolving credit borrowings bear interest at a variable base rate plus an applicable margin based on the Company’s total leverage ratio. In addition, there is an annual commitment fee, based on the Company’s total leverage ratio, on the average unused revolving credit borrowings available under the Senior Secured Credit Facility. Revolving credit borrowings are payable at the option of the Company throughout the term of the Senior Secured Credit Facility with the balance due in September 2021.

The revolving credit facility requires the Company to maintain a specified maximum total senior secured leverage ratio of 5.50x when revolving loan commitments remain outstanding at the end of a fiscal quarter. As of September 30, 2016, the Company had no revolving loans outstanding; however, the Company would have been in compliance with the maximum total senior secured leverage ratio, achieving a 1.56x ratio. Additionally, within the terms of the Senior Secured Credit Facility, a senior secured leverage ratio at or below 4.00x results in the elimination of excess cash flow payments on the Senior Secured Credit Facility for the applicable year. The Senior Secured Credit Facility also provides certain financial incentives based on our total leverage ratio. A total leverage ratio at or below 4.00x results in a 25 basis point reduction to the applicable margin on the revolving credit facility, and a total leverage ratio at or below 3.50x results in a 12.5 basis point reduction to the revolving credit facility commitment fee and an additional 25 basis point reduction to the applicable margin on the revolving credit facility. These reductions would remain in effect as long as the Company achieves a total leverage ratio at or below the related threshold. As of September 30, 2016, the total leverage ratio was 3.09x.

In addition, the Senior Secured Credit Facility, among other things, includes customary restrictions (subject to certain exceptions) on the Company’s ability to incur certain indebtedness, grant certain liens, make certain investments, declare or pay certain dividends, or repurchase shares of the Company’s common stock. As of September 30, 2016, the Company is in compliance with all covenants under the Senior Secured Credit Facility.

5.0% Senior Notes

In September 2016, ATI completed an offering of $1,000.0 million of the 5.0% Senior Notes. The 5.0% Senior Notes were offered in a private placement exempt from registration under the Securities Act of 1933, as amended. The proceeds from the offering, together with cash on hand, were used to repay $1,200.0 million of the Term B-3 Loan plus accrued and unpaid interest and related transaction expenses. As a result of the offering, the Company recorded approximately $12.8 million as deferred financing fees in the Condensed Consolidated Balance Sheets.

ATI may from time to time seek to retire the 5.0% Senior Notes through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, contractual redemptions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. Prior to October 1, 2019, ATI may redeem up to 40% of the 5.0% Senior Notes by paying a price equal to 100% of the principal amount being redeemed plus the applicable “make-whole” premium. At any time on or after October 1, 2019, ATI may redeem some or all of the 5.0% Senior Notes at specified redemption prices in the governing indenture.

The 5.0% Senior Notes are unsecured and will be guaranteed by each of ATI’s domestic subsidiaries that is a borrower under or guarantees the Senior Secured Credit Facility and will be unconditionally guaranteed, jointly and severally, by any of ATI’s future domestic subsidiaries that are borrowers under or guarantee the Senior Secured Credit Facility. None of ATI’s domestic subsidiaries currently guarantee its obligations under the Senior Secured Credit Facility, and therefore none of the ATI’s domestic subsidiaries currently guarantee the 5.0% Senior Notes. The indenture governing the 5.0% Senior Notes contains negative covenants restricting or limiting the Company’s ability to, among other things: incur or guarantee additional indebtedness, incur liens, pay dividends on, redeem or repurchase the Company’s capital stock, make certain investments, permit payment or dividend restrictions on certain of the Company’s subsidiaries, sell assets, engage in certain transactions with affiliates, and consolidate or merge or sell all or substantially all of the Company’s assets.

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

Interest Rate

The Company is subject to interest rate risk related to the Senior Secured Credit Facility and enters into interest rate swap contracts that are based on the LIBOR to manage a portion of this exposure. The Company has not elected hedge accounting treatment for these derivatives, and as a result, fair value adjustments are charged directly to Interest expense in the Condensed Consolidated Statements of Comprehensive Income. A summary of the Company’s interest rate derivatives as of September 30, 2016 and December 31, 2015 is as follows (dollars in millions):

	September 30, 2016		December 31, 2015
	Notional Amount	Fair Value	Notional Amount	Fair Value
3.44% Interest Rate Swap L, Aug 2016 – Aug 2019*	$75.0	$(4.7)	$75.0	$(3.6)
3.43% Interest Rate Swap M, Aug 2016 – Aug 2019*	100.0	(6.2)	100.0	(4.8)
3.37% Interest Rate Swap N, Aug 2016 – Aug 2019*	75.0	(4.5)	75.0	(3.5)
3.19% Interest Rate Swap O, Aug 2016 – Aug 2019*	75.0	(4.2)	75.0	(3.1)
3.08% Interest Rate Swap P, Aug 2016 – Aug 2019*	75.0	(3.9)	75.0	(2.8)
2.99% Interest Rate Swap Q, Aug 2016 – Aug 2019*	50.0	(2.5)	50.0	(1.7)
2.98% Interest Rate Swap R, Aug 2016 – Aug 2019*	50.0	(2.5)	50.0	(1.7)
2.73% Interest Rate Swap S, Aug 2016 – Aug 2019*	50.0	(2.1)	50.0	(1.4)
2.74% Interest Rate Swap T, Aug 2016 – Aug 2019*	75.0	(3.2)	75.0	(2.1)
2.66% Interest Rate Swap U, Aug 2016 – Aug 2019*	50.0	(2.0)	50.0	(1.2)
2.60% Interest Rate Swap V, Aug 2016 – Aug 2019*	50.0	(1.9)	50.0	(1.2)
2.40% Interest Rate Swap W, Aug 2016 – Aug 2019*	25.0	(0.8)	25.0	(0.5)
2.25% Interest Rate Swap X, Aug 2016 – Aug 2019*	50.0	(1.5)	50.0	(0.8)

* includes LIBOR floor of 1.00%	$800.0	$(40.0)	$800.0	$(28.4)

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

The following table summarizes the outstanding commodity swaps as of September 30, 2016 and December 31, 2015 (dollars in millions):

	September 30, 2016			December 31, 2015
	Notional Amount	Quantity	Fair Value	Notional Amount	Quantity	Fair Value
Aluminum	$8.9	5,200 metric tons	$(0.1)	$13.7	8,150 metric tons	$(1.7)
Natural Gas	$0.7	230,000 MMBtu	0.0	$0.2	70,000 MMBtu	—

			$(0.1)			$(1.7)

The following tabular disclosures further describe the Company’s derivative instruments and their impact on the financial condition of the Company (dollars in millions):

	September 30, 2016		December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
	Other current and non-current assets	$0.3
Commodity swaps	Other current and non-current liabilities	(0.3)	Other current and non-current liabilities	$(1.7)
Interest rate swaps	Other current and non-current liabilities	(40.0)	Other current and non-current liabilities	(28.4)

Total derivatives not designated as hedging instruments		$(40.0)		$(30.1)

The fair values of the derivatives are recorded between Other current and non-current assets and Other current and non-current liabilities as appropriate in the Condensed Consolidated Balance Sheets. As of September 30, 2016, the amounts recorded to Other current and non-current assets for commodity swaps were $0.2 million and $0.1 million, respectively. The amounts recorded to Other current and non-current liabilities for commodity swaps were ($0.3) million and ($0.0) million, respectively. The amounts recorded to Other current and non-current liabilities for interest rate swaps were ($14.1) million and ($25.9) million, respectively.

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

The following tabular disclosure describes the location and impact on the Company’s results of operations related to unrealized gain (loss) on interest rate derivatives (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Location of impact on results of operations
Interest Expense	$3.3	$(10.0)	$(11.6)	$(17.2)

NOTE H. PRODUCT WARRANTY LIABILITIES

As of September 30, 2016, the current and non-current product warranty liabilities were $28.0 million and $42.1 million, respectively. As of September 30, 2015, the current and non-current product warranty liabilities were $25.0 million and $56.9 million, respectively.

Product warranty liability activities consist of the following (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Beginning balance	$70.4	$73.7	$78.3	$83.6
Payments	(7.2)	(7.7)	(26.4)	(24.0)
Increase in liability (warranty issued during period)	3.9	5.0	12.3	16.2
Net adjustments to liability	3.0	10.8	5.6	5.8
Accretion (for predecessor liabilities)	—	0.1	0.3	0.3

Ending balance	$70.1	$81.9	$70.1	$81.9

During the third quarter of 2015, the Company recorded approximately $10.8 million of net adjustments to the product warranty liabilities as a result of specific field action programs.

NOTE I. DEFERRED REVENUE

As of September 30, 2016, the current and non-current deferred revenue for Extended Transmission Coverage (“ETC”) were $24.3 million and $61.0 million, respectively. As of September 30, 2015, the current and non-current deferred revenue for ETC were $22.5 million and $54.0 million, respectively.

Deferred revenue for ETC activity (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Beginning balance	$84.3	$74.7	$79.3	$69.0
Increases	6.8	7.2	23.1	23.7
Revenue earned	(5.8)	(5.4)	(17.1)	(16.2)

Ending balance	$85.3	$76.5	$85.3	$76.5

NOTE J. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (dollars in millions):

	As of September 30, 2016	As of December 31, 2015
Payroll and related costs	$35.8	$31.5
Sales allowances	29.5	24.3
Taxes payable	16.1	12.6
Derivative liabilities	14.4	5.0
Vendor buyback obligation	13.1	12.1
Defense price reduction reserve	9.2	8.7
Accrued interest payable	4.5	0.6
Other liabilities	14.3	11.3

Total	$136.9	$106.1

NOTE K. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost consist of the following (dollars in millions):

	Pension Plans		Post-retirement Benefits
	Three months ended September 30,		Three months ended September 30,
	2016	2015	2016	2015
Net periodic benefit cost:
Service cost	$3.1	$3.6	$0.6	$0.5
Interest cost	1.6	1.3	1.7	1.3
Expected return on assets	(1.6)	(2.1)	—	—
Prior service cost	0.0	0.0	(0.9)	(0.9)
Loss (gain)	0.1	(0.1)	—	—

Net periodic benefit cost	$3.2	$2.7	$1.4	$0.9

	Pension Plans		Post-retirement Benefits
	Nine months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net periodic benefit cost:
Service cost	$9.3	$10.8	$1.6	$1.7
Interest cost	4.6	3.9	5.0	4.0
Expected return on assets	(5.0)	(6.3)	—	—
Prior service cost	0.1	0.0	(2.7)	(2.7)
Gain	(0.2)	(0.1)	—	—

Net periodic benefit cost	$8.8	$8.3	$3.9	$3.0

NOTE L. INCOME TAXES

For the three and nine months ended September 30, 2016, the Company recorded total tax expense of $26.4 million and $92.9 million, respectively. The effective tax rate for the three and nine months ended September 30, 2016 was 37.2% and 37.7%, respectively. For the three and nine months ended September 30, 2015, the Company recorded total tax expense of $27.3 million and $99.8 million, respectively. The effective tax rate for the three and nine months ended September 30, 2015 was 37.0% and 37.1%, respectively.

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

In accordance with the FASB’s authoritative guidance on accounting for uncertainty in income taxes, the Company has recorded a liability for unrecognized tax benefits related to a 2010 Research & Development Credit as of September 30, 2016 and December 31, 2015. The accounting guidance prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company’s returns will remain subject to examination by the various taxing authorities for the duration of the applicable statute of limitations (generally three years from the later of the date of filing or the due date of the return).

NOTE M. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables reconcile changes in Accumulated other comprehensive loss (“AOCL”) by component (net of tax, dollars in millions):

	Three months ended
	Available-for- sale securities	Defined benefit pension items	Foreign currency items	Total
AOCL as of June 30, 2015	$(3.8)	$(18.1)	$(28.6)	$(50.5)

Other comprehensive loss before reclassifications	(0.2)	—	(2.1)	(2.3)
Amounts reclassified from AOCL	—	(0.9)	—	(0.9)
Income tax	0.0	0.3	—	0.3

Net current period other comprehensive loss	$(0.2)	$(0.6)	$(2.1)	$(2.9)

AOCL as of September 30, 2015	$(4.0)	$(18.7)	$(30.7)	$(53.4)

AOCL as of June 30, 2016	$(5.8)	$(21.2)	$(30.3)	$(57.3)

Other comprehensive (loss) income before reclassifications	(0.1)	—	1.5	1.4
Amounts reclassified from AOCL	—	(0.9)	—	(0.9)
Income tax	0.1	0.3	—	0.4

Net current period other comprehensive (loss) income	$(0.0)	$(0.6)	$1.5	$0.9

AOCL as of September 30, 2016	$(5.8)	$(21.8)	$(28.8)	$(56.4)

	Nine months ended
	Available-for- sale securities	Defined benefit pension items	Foreign currency items	Total
AOCL as of December 31, 2014	$(0.9)	$(17.0)	$(21.6)	$(39.5)

Other comprehensive loss before reclassifications	(4.9)	—	(9.1)	(14.0)
Amounts reclassified from AOCL	—	(2.7)	—	(2.7)
Income tax	1.8	1.0	—	2.8

Net current period other comprehensive loss	$(3.1)	$(1.7)	$(9.1)	$(13.9)

AOCL as of September 30, 2015	$(4.0)	$(18.7)	$(30.7)	$(53.4)

AOCL as of December 31, 2015	$(5.7)	$(20.0)	$(33.1)	$(58.8)

Other comprehensive (loss) income before reclassifications	(0.1)	—	4.3	4.2
Amounts reclassified from AOCL	—	(2.8)	—	(2.8)
Income tax	0.0	1.0	—	1.0

Net current period other comprehensive (loss) income	$(0.1)	$(1.8)	$4.3	$2.4

AOCL as of September 30, 2016	$(5.8)	$(21.8)	$(28.8)	$(56.4)

	Amounts reclassified from AOCL		Affected line item in the Condensed Consolidated Statements of Comprehensive Income
AOCL Components	Three months ended September 30, 2016	Three months ended September 30, 2015
Amortization of defined benefit pension items:
Prior service cost	$0.8	$0.8	Cost of sales
	0.1	0.1	Selling, general and administrative
	0.0	0.0	Engineering – research and development
Actuarial loss	0.0	—	Cost of sales

Total reclassifications, before tax	$0.9	0.9	Income before income taxes
Income tax	(0.3)	(0.3)	Tax expense

Total reclassifications	$0.6	$0.6	Net of tax

	Amounts reclassified from AOCL		Affected line item in the Condensed Consolidated Statements of Comprehensive Income
AOCL Components	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Amortization of defined benefit pension items:
Prior service cost	$2.4	$2.4	Cost of sales
	0.2	0.3	Selling, general and administrative
	0.0	0.0	Engineering – research and development
Actuarial loss	0.2	—	Cost of sales

Total reclassifications, before tax	$2.8	2.7	Income before income taxes
Income tax	(1.0)	(1.0)	Tax expense

Total reclassifications	$1.8	$1.7	Net of tax

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

During the first quarter of 2016, the EPA issued a final decision, and the Company assumed all responsibility for the Corrective Action. The Company entered into an administrative order of consent with the EPA that requires the Company to provide financial assurance to complete the operation, monitoring and maintenance in the event the Company fails to do so. This financial assurance can take a variety of forms including, but not limited to, meeting certain financial metrics, providing a letter of credit, or securing a bond or an insurance policy. The amount and method by which the Company will be required to provide financial assurance is expected to be determined in the fourth quarter of 2016.

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

NOTE O. EARNINGS PER SHARE

The Company presents both basic and diluted earnings per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted EPS is calculated by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during the reporting period that are calculated using the treasury stock method for stock-based awards. The treasury stock method assumes that the Company uses the proceeds from the exercise of awards to repurchase common stock at the average market price during the period. The assumed proceeds under the treasury stock method include the purchase price that the grantee will pay in the future, compensation cost for future service that the Company has not yet recognized and any tax benefits that would be credited to additional paid-in-capital when the award generates a tax deduction. If there would be a shortfall resulting in a charge to additional paid-in-capital, such an amount would be a reduction of the proceeds to the extent of the gains. The diluted weighted-average common shares outstanding exclude the anti-dilutive effect of certain stock options since such options had an exercise price in excess of the monthly average market value of our common stock. For the three months and nine months ended September 30, 2016, 0.6 million outstanding stock options were not included in the diluted EPS calculation because they were anti-dilutive. For the three months and nine months ended September 30, 2015, 0.7 million outstanding stock options were not included in the diluted EPS calculation because they were anti-dilutive.

The following table reconciles the numerators and denominators used to calculate basic EPS and diluted EPS (in millions, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net income	$44.6	$46.5	$153.7	$169.3

Weighted average shares of common stock outstanding	166.9	174.0	168.8	177.5
Dilutive effect stock-based awards	1.0	1.0	1.0	1.5

Diluted weighted average shares of common stock outstanding	167.9	175.0	169.8	179.0

Basic earnings per share attributable to common stockholders	$0.27	$0.27	$0.91	$0.95

Diluted earnings per share attributable to common stockholders	$0.27	$0.27	$0.91	$0.95

NOTE P. COMMON STOCK

The Company’s current stock repurchase program was announced on October 30, 2014. The Board authorized management to repurchase up to $500.0 million of its common stock on the open market or through privately negotiated transactions through December 31, 2016. The timing and amount of stock purchases are subject to market conditions and corporate needs. This stock repurchase program may be extended, modified, suspended or discontinued at any time at the Company’s discretion. The Company retires all shares purchased under the repurchase program. During the three and nine months ended September 30, 2016, the Company repurchased approximately $76.7 million and $169.0 million of its common stock under the repurchase program, respectively.

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

Overview

Allison Transmission Holdings, Inc. and its subsidiaries (“Allison,” the “Company”, or “we”) design and manufacture commercial and defense fully-automatic transmissions. The business was founded in 1915 and has been headquartered in Indianapolis, Indiana since inception. Allison was an operating unit of General Motors Corporation from 1929 until 2007, when Allison once again became a stand-alone company. In March 2012, Allison began trading on the New York Stock Exchange under the symbol, “ALSN”.

We have approximately 2,700 employees and 13 different transmission product lines. Although approximately 81% of revenues were generated in North America in 2015, we have a global presence by serving customers in Europe, Asia, South America and Africa. We serve customers through a network of approximately 1,400 independent distributor and dealer locations worldwide.

Trends Impacting Our Business

Our net sales are driven by commercial vehicle production, which tends to be highly correlated to macroeconomic conditions. The 2016 reductions in North America On-Highway, global Off-Highway and Service Parts, Support Equipment and Other end markets net sales are consistent with the previously contemplated impact of low energy and commodity prices and tempering demand conditions in the North America On-Highway end market.

Net Sales by End Market (in millions)

	Three months ended September 30,
End Market	2016	2015	% Variance
North America On-Highway	$224	$262	(15%)
North America Hybrid Propulsion Systems for Transit Bus	8	12	(33%)
North America Off-Highway	1	12	(92%)
Defense	25	34	(26%)
Outside North America On-Highway	78	67	16%
Outside North America Off-Highway	2	4	(50%)
Service Parts, Support Equipment and Other	96	102	(6%)

Total Net Sales	$434	$493	(12%)

North America On-Highway end market net sales were down 15% for the quarter ended September 30, 2016 compared to the quarter ended September 30, 2015, principally driven by lower demand for Rugged Duty Series, Highway Series and Pupil Transport/Shuttle models, partially offset by higher demand for Transit/Other Bus models.

North America Hybrid-Propulsion Systems for Transit Bus end market net sales were down 33% for the quarter ended September 30, 2016 compared to the quarter ended September 30, 2015, principally driven by lower demand due to engine emissions improvements and other alternative technologies.

North America Off-Highway end market net sales were down 92% for the quarter ended September 30, 2016 compared to the quarter ended September 30, 2015, principally driven by the previously contemplated impact of low energy prices.

Defense end market net sales were down 26% for the quarter ended September 30, 2016 compared to the quarter ended September 30, 2015, principally driven by lower demand for Tracked Defense, partially offset by higher demand for Wheeled Defense.

Outside North America On-Highway end market net sales were up 16% for the quarter ended September 30, 2016 compared to the quarter ended September 30, 2015, principally driven by higher demand in Europe and Japan, partially offset by lower demand in China.

Outside North America Off-Highway end market net sales were down 50% for the quarter ended September 30, 2016 compared to the quarter ended September 30, 2015, principally driven by lower demand in the mining sector.

Service parts, support equipment and other end market net sales were down 6% for the quarter ended September 30, 2016 compared to the quarter ended September 30, 2015, principally driven by lower demand for North America service parts.

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

Cost of sales

Our primary components of cost of sales are purchased parts, the overhead expense related to our manufacturing operations and direct labor associated with the manufacture and assembly of transmissions and parts. For the nine months ended September 30, 2016, direct material costs were approximately 68%, overhead costs were approximately 25%, and direct labor costs were approximately 7% of total cost of sales. We are subject to changes in our cost of sales caused by movements in underlying commodity prices. We seek to hedge against this risk by using commodity swap contracts and long-term supply agreements (“LTSAs”). See Part I, Item 3 “Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk” included below.

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

Non-GAAP Financial Measures

We use Adjusted Earnings before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) and Adjusted EBITDA margin to measure our operating profitability. We believe that Adjusted EBITDA and Adjusted EBITDA margin provide management, investors and creditors with useful measures of the operational results of our business and increase the period-to-period comparability of our operating profitability and comparability with other companies. Adjusted EBITDA margin is also used in the calculation of management’s incentive compensation program. The most directly comparable U.S. generally accepted accounting principles (“GAAP”) measure to Adjusted EBITDA is Net income. Adjusted EBITDA is calculated as the earnings before interest expense, income tax expense, amortization of intangible assets, depreciation of property, plant and equipment and other adjustments as defined by our Term B-3 Loan due 2022 (previously due 2019 and as refinanced in September 2016, the “Term B-3 Loan”, and together with the revolving credit facility, defined as the “Senior Secured Credit Facility”). Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by net sales.

We use Adjusted free cash flow to evaluate the amount of cash generated by our business that, after the capital investment needed to maintain and grow our business and any mandatory debt service requirements, can be used for repayment of debt, stockholder distributions and strategic opportunities, including investing in our business and strengthening our balance sheet. We believe that Adjusted free cash flow enhances the understanding of the cash flows of our business for management, investors and creditors. Adjusted free cash flow is also used in the calculation of management’s incentive compensation program. The most directly comparable GAAP measure to Adjusted free cash flow is Net cash provided by operating activities.

The following is a reconciliation of Net income to Adjusted EBITDA and Adjusted EBITDA margin and a reconciliation of Net cash provided by operating activities to Adjusted free cash flow:

	Three months ended September 30,		Nine months ended September 30,
(unaudited, dollars in millions)	2016	2015	2016	2015
Net income (GAAP)	$44.6	$46.5	$153.7	$169.3
plus:
Interest expense, net	22.2	33.7	84.1	93.7
Income tax expense	26.4	27.3	92.9	99.8
Amortization of intangible assets	23.0	24.3	69.4	72.9
Depreciation of property, plant and equipment	21.1	22.4	62.8	65.8
Expenses related to long-term debt refinancing (a)	11.6	0.2	11.6	25.3
Stock-based compensation expense (b)	2.1	2.5	6.4	7.2
Unrealized (gain) loss on foreign exchange (c)	(1.1)	2.8	0.7	1.6
Technology-related investment expense (d)	1.0	—	1.0	—
Unrealized (gain) loss on commodity hedge contracts (e)	(0.2)	0.7	(1.7)	0.7
Dual power inverter module units extended coverage (f)	(0.2)	(0.3)	1.3	(2.1)
Environmental remediation (g)	—	14.0	—	14.0
Stockholder activism expenses (h)	—	—	3.7	—
Loss associated with impairment of long-lived assets (i)	—	—	—	1.3
Loss on repayments of long-term debt (j)	—	—	—	0.2

Adjusted EBITDA (Non-GAAP)	$150.5	$174.1	$485.9	$549.7

Net sales (GAAP)	$434.3	$493.0	$1,371.3	$1,507.6
Adjusted EBITDA margin (Non-GAAP)	34.7%	35.3%	35.4%	36.5%

Net cash provided by operating activities (GAAP)	$127.7	$162.4	$415.6	$405.1
(Deductions) or additions to reconcile to Adjusted free cash flow:
Additions of long-lived assets	(14.1)	(15.2)	(36.7)	(30.1)
Stockholder activism expenses (h)	0.1	—	3.7	—
Excess tax benefit from stock-based compensation (k)	1.8	0.2	2.1	8.2
Technology-related license expenses (l)	—	0.2	—	0.2

Adjusted free cash flow (Non-GAAP)	$115.5	$147.6	$384.7	$383.4

(a)	Represents expenses related to the refinancing of Allison Transmission, Inc.’s (“ATI”), our wholly-owned subsidiary, Senior Secured Credit Facility in the third quarter of 2016 and ATI’s tender offer and redemption of its 7.125% senior notes due May 2019 (“7.125% Senior Notes”) in the second quarter of 2015.
(b)	Represents stock-based compensation expense (recorded in Cost of sales, Selling, general and administrative expenses, and Engineering – research and development).

(c)	Represents (gains) losses (recorded in Other income (expense), net) on the mark-to-market of our foreign currency hedge contracts and on intercompany financing transactions related to investments in plant assets for our India facility.
(d)	Represents a charge (recorded in Other income (expense), net) for investments in co-development agreements to expand our position in transmission technologies.
(e)	Represents unrealized (gains) losses (recorded in Other income (expense), net) on the mark-to-market of our commodity hedge contracts.
(f)	Represents an adjustment (recorded in Selling, general and administrative expenses) associated with the Dual Power Inverter Module (“DPIM”) extended coverage program liability. The DPIM liability will continue to be reviewed for any changes in estimates as additional claims data and field information become available.
(g)	Represents environmental remediation expenses for ongoing operating, monitoring and maintenance activities at our Indianapolis, Indiana manufacturing facilities as a result of the U.S. Environmental Protection Agency determining that we are responsible for future operating, monitoring and maintenance activities and that General Motors’ environmental remediation activities, pursuant to the asset purchase agreement, were completed in the third quarter of 2015.
(h)	Represents expenses of $3.7 million (recorded in Selling, general and administrative expenses) for the nine months ended September 30, 2016, and payments of $0.1 million and $3.7 million for the three months and nine months ended September 30, 2016, respectively, directly associated with stockholder activism activity including the notice, and subsequent withdrawal, of director nomination and governance proposals by Ashe Capital Management, LP.
(i)	Represents a charge associated with the impairment of long-lived assets related to the production of the H3000 and H4000 hybrid-propulsion systems.
(j)	Represents losses (recorded in Other income (expense), net) realized on the repayments of ATI’s long-term debt.
(k)	Represents the amount of tax benefit (recorded in Income tax expense) related to stock-based compensation adjusted from cash flows from operating activities to cash flows from financing activities.
(l)	Represents payments (recorded in Engineering — research and development) for licenses to expand our position in transmission technologies.

Results of Operations

Comparison of three months ended September 30, 2016 and 2015

The following table sets forth certain financial information for the three months ended September 30, 2016 and 2015. The following table and discussion should be read in conjunction with the information contained in our condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Three months ended September 30,
(unaudited, dollars in millions)	2016	% of net sales	2015	% of net sales
Net sales	$434.3	—	$493.0	—
Cost of sales	229.6	53%	256.9	52%

Gross profit	204.7	47	236.1	48
Operating expenses:
Selling, general and administrative expenses	80.0	18	86.6	18
Engineering — research and development	20.7	5	23.6	5
Environmental remediation	—	—	14.0	2

Total operating expenses	100.7	23	124.2	25

Operating income	104.0	24	111.9	23
Interest expense, net	(22.2)	(5)	(33.7)	(7)
Expenses related to long-term debt refinancing	(11.6)	(3)	(0.2)	(0)
Other income (expense), net	0.8	0	(4.2)	(1)

Income before income taxes	71.0	16	73.8	15
Income tax expense	(26.4)	(6)	(27.3)	(6)

Net income	$44.6	10%	$46.5	9%

Net sales

Net sales for the quarter ended September 30, 2016 were $434.3 million compared to $493.0 million for the quarter ended September 30, 2015, a decrease of 12%. The decrease was principally driven by a $38.0 million, or 15%, decrease in net sales of North America On-Highway commercial products driven by lower demand for Rugged Duty Series, Highway Series and Pupil Transport/Shuttle models partially offset by higher demand for Transit/Other Bus models, a $11.0 million, or 92%, decrease in net sales of North America Off-Highway products driven by the previously contemplated impact of low energy prices, a $9.0 million, or 26%, decrease in net sales of defense products principally driven by lower demand for Tracked Defense partially offset by higher demand for Wheeled Defense, a $6.0 million, or 6%, decrease in net sales of parts and other products driven by lower demand for North America service parts, a $4.0 million, or 33%, decrease in net sales of North America hybrid-propulsion systems for transit buses driven by lower demand due to engine emissions improvements and other alternative technologies, and a $2.0 million, or 50%, decrease in net sales of Outside North America Off-Highway products driven by lower demand in the mining sector, partially offset by an $11.0 million, or 16%, increase in net sales of Outside North America On-Highway products driven by higher demand in Europe and Japan partially offset by lower demand in China.

Cost of sales

Cost of sales for the quarter ended September 30, 2016 was $229.6 million compared to $256.9 million for the quarter ended September 30, 2015, a decrease of 11%. The decrease was principally driven by decreased direct material costs and $6.0 million of lower manufacturing expense, in each case consistent with historical trends and management’s expectations given the respective change in sales volume, and $2.0 million of favorable direct material costs.

Gross profit

Gross profit for the quarter ended September 30, 2016 was $204.7 million compared to $236.1 million for the quarter ended September 30, 2015, a decrease of 13%. The decrease was principally driven by $39.0 million related to decreased net sales, partially offset by $6.0 million of lower manufacturing expense commensurate with decreased net sales and $2.0 million of favorable direct material costs. Gross profit as a percent of net sales for the quarter was lower than for the same period in 2015 principally driven by unfavorable sales volume partially offset by favorable direct material costs.

Selling, general and administrative expense

Selling, general and administrative expenses for the quarter ended September 30, 2016 were $80.0 million compared to $86.6 million for the quarter ended September 30, 2015, a decrease of 8%. The decrease was principally driven by $9.0 million of unfavorable product warranty adjustments in 2015 and $1.2 million of lower intangible asset amortization, partially offset by higher incentive compensation expense.

Engineering — research and development

Engineering expenses for the quarter ended September 30, 2016 were $20.7 million compared to $23.6 million for the quarter ended September 30, 2015, a decrease of 12%. The decrease was principally driven by the cadence of certain product initiatives.

Environmental remediation

During the third quarter of 2015, the EPA determined that GM’s environmental remediation activities at our Indianapolis, Indiana manufacturing facilities were complete, resulting in us assuming responsibility for future operating, monitoring and maintenance activities. For the three months ended September 30, 2015, we recorded approximately $14.0 million for the related environmental remediation expenses.

Interest expense, net

Interest expense, net for the quarter ended September 30, 2016 was $22.2 million compared to $33.7 million for the quarter ended September 30, 2015, a decrease of 34%. The decrease was principally driven by $13.3 million of favorable mark-to-market adjustments for our interest rate derivatives and $0.9 million of lower interest expense as a result of debt repayments related to ATI’s Term B-3 Loan, partially offset by $2.4 million of interest expense for our interest rate derivatives that became effective in August 2016 and $1.1 million of interest expense on ATI’s 5.0% Senior Notes due September 2024 (“5.0% Senior Notes”) issued in September 2016.

Expenses related to long-term debt refinancing

In September 2016, we refinanced our Senior Secured Credit Facility, resulting in expenses of $11.6 million for the three months ended September 30, 2016.

Other income (expense), net

Other income (expense), net for the quarter ended September 30, 2016 was $0.8 million compared to ($4.2) million for the quarter ended September 30, 2015. The change in other income (expense), net was principally driven by $1.1 million of foreign exchange gains on intercompany financing, $1.1 million of gains on derivative contracts, $2.8 million of 2015 foreign exchange losses on intercompany financing and $0.4 million of lower miscellaneous expenses, partially offset by $1.0 million of technology-related investment expense.

Income tax expense

Income tax expense for the quarter ended September 30, 2016 was $26.4 million resulting in an effective tax rate of 37.2% versus an effective tax rate of 37.0% for the quarter ended September 30, 2015. The increase in the effective income tax rate was principally driven by an increase in estimated taxable income for certain foreign entities.

Comparison of nine months ended September 30, 2016 and 2015

The following table sets forth certain financial information for the nine months ended September 30, 2016 and 2015. The following table and discussion should be read in conjunction with the information contained in our condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Nine months ended September 30,
(unaudited, dollars in millions)	2016	% of net sales	2015	% of net sales
Net sales	$1,371.3	—	$1,507.6	—
Cost of sales	724.8	53%	796.0	53%

Gross profit	646.5	47	711.6	47
Operating expenses:
Selling, general and administrative expenses	240.4	17	235.6	16
Engineering — research and development	64.3	5	69.0	4
Environmental remediation	—	—	14.0	1
Loss associated with impairment of long-lived assets	—	—	1.3	0

Total operating expenses	304.7	22	319.9	21

Operating income	341.8	25	391.7	26
Interest expense, net	(84.1)	(6)	(93.7)	(6)
Expenses related to long-term debt refinancing	(11.6)	(1)	(25.3)	(2)
Other expense, net	0.5	0	(3.6)	(0)

Income before income taxes	246.6	18	269.1	18
Income tax expense	(92.9)	(7)	(99.8)	(7)

Net income	$153.7	11%	$169.3	11%

Net sales

Net sales for the nine months ended September 30, 2016 were $1,371.3 million compared to $1,507.6 million for the nine months ended September 30, 2015, a decrease of 9%. The decrease was principally driven by a $62.0 million, or 8%, decrease in net sales of North America On-Highway commercial products driven by lower demand from Rugged Duty Series and Highway Series models partially offset by higher demand for Pupil Transport/Shuttle models, a $37.0 million, or 84%, decrease in net sales of North American Off-Highway products driven by the previously contemplated impact of low energy prices, a $24.0 million, or 8%, decrease in net sales of parts and other products driven by lower demand for North America Off-Highway service parts, a $20.0 million, or 71%, decrease in net sales of Outside North America Off-Highway products driven by lower demand in the energy and mining sectors, a $10.0 million, or 11%, decrease in net sales of defense products principally driven by lower demand for Tracked Defense partially offset by higher demand for Wheeled Defense, and a $9.0 million, or 18%, decrease in net sales of North America hybrid-propulsion systems for transit buses driven by lower demand due to engine emissions improvements and other alternative technologies, partially offset by a $25.0 million, or 13%, increase in net sales of Outside North America On-Highway products driven by higher demand in Europe and Japan partially offset by lower demand in China.

Cost of sales

Cost of sales for the nine months ended September 30, 2016 was $724.8 million compared to $796.0 million for the nine months ended September 30, 2015, a decrease of 9%. The decrease was principally driven by decreased direct material costs and $16.0 million of lower manufacturing expense, in each case consistent with historical trends and management’s expectations given the respective change in sales volume, and $9.0 million of favorable direct material costs.

Gross profit

Gross profit for the nine months ended September 30, 2016 was $646.5 million compared to $711.6 million for the nine months ended September 30, 2015, a decrease of 9%. The decrease was principally driven by $91.0 million related to decreased net sales, partially offset by $16.0 million of lower manufacturing expense commensurate with decreased net sales, $9.0 million of favorable direct material costs and $3.0 million of price increases on certain products. Gross profit as a percent of net sales for the nine months was flat compared to the same period in 2015 principally driven by unfavorable sales volume, offset by favorable direct material costs and price increases on certain products.

Selling, general and administrative expenses

Selling, general and administrative expenses for the nine months ended September 30, 2016 were $240.4 million compared to $235.6 million for the nine months ended September 30, 2015, an increase of 2%. The increase was principally driven by $6.9 million of higher incentive compensation expense, $3.7 million of stockholder activism expenses and $3.4 million of unfavorable adjustments related to the DPIM extended coverage program, partially offset by $3.4 million of lower intangible asset amortization, $2.5 million of unfavorable 2015 product warranty adjustments and reduced global commercial spending activities.

Engineering - research and development

Engineering expenses for the nine months ended September 30, 2016 were $64.3 million compared to $69.0 million for the nine months ended September 30, 2015, a decrease of 7%. The decrease was principally driven by the cadence of certain product initiatives.

Loss associated with impairment of long-lived assets

During the first quarter of 2015, we recorded an approximately $1.3 million impairment loss associated with the production of the H3000 and H4000 hybrid-propulsion systems. The loss included $1.0 million of accrued expenses and a $0.3 million impairment of long-lived assets.

Interest expense, net

Interest expense, net for the nine months ended September 30, 2016 was $84.1 million compared to $93.7 million for the nine months ended September 30, 2015, a decrease of 10%. The decrease was principally driven by $5.7 million of favorable mark-to-market adjustments for our interest rate derivatives and $9.3 million of lower interest expense as a result of the repurchase and redemption of ATI’s 7.125% Senior Notes due 2019 (“7.125% Senior Notes”) in the second quarter of 2015, partially offset by $3.1 million of higher interest expense as a result of the addition of $470.0 million to ATI’s Term B-3 Loan during the second quarter of 2015, $2.4 million of interest expense for our interest rate derivatives that became effective in August 2016 and $1.1 million of interest expense on ATI’s 5.0% Senior Notes issued in September 2016.

Expenses related to long-term debt refinancing

In April 2015, we completed a cash tender offer to purchase any and all of the outstanding 7.125% Senior Notes. The tender offer resulted in the repurchase of $420.9 million of the 7.125% Senior Notes in April 2015. In May 2015, we redeemed the remaining $50.4 million of the outstanding 7.125% Senior Notes, resulting in premiums and expenses totaling $25.3 million for the nine months ended September 30, 2015. In September 2016, we refinanced our Senior Secured Credit Facility, resulting in expenses of $11.6 million for the nine months ended September 30, 2016.

Other income (expense), net

Other income (expense), net for the nine months ended September 30, 2016 was $0.5 million compared to ($3.6) million for the nine months ended September 30, 2015. The change in other income (expense), net was principally driven by $2.7 million of gains on derivative contracts, $1.2 million of lower foreign exchange losses on intercompany financing and $1.2 million of lower miscellaneous expenses, net, partially offset by $1.0 million of technology-related investment expense.

Income tax expense

Income tax expense for the nine months ended September 30, 2016 was $92.9 million resulting in an effective tax rate of 37.7% versus an effective tax rate of 37.1% for the nine months ended September 30, 2015. The increase in the effective income tax rate was principally driven by an increase in estimated taxable income for certain foreign entities.

Liquidity and Capital Resources

We generate cash primarily from our operating activities to fund our operating, investing and financing activities. Our principal uses of cash are operating expenses, capital expenditures, debt service, stock repurchases, dividends on common stock and working capital needs. We had total available cash and cash equivalents of $164.7 million and $251.6 million as of September 30, 2016 and December 31, 2015, respectively. Of the available cash and cash equivalents, approximately $123.5 million and $151.6 million were deposited in operating accounts while approximately $41.2 million and $100.0 million were invested in U.S. government backed securities as of September 30, 2016 and December 31, 2015, respectively.

As of September 30, 2016, the total of cash and cash equivalents held by foreign subsidiaries was $44.3 million, the majority of which was located in Europe and China. The geographic location of our cash aligns with our business growth strategy. We manage our worldwide cash requirements considering available funds among the subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. As a result, we do not anticipate any local liquidity restrictions to preclude us from funding our targeted expectations or operating needs with local resources.

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

Our liquidity requirements are significant, primarily due to our debt service requirements. In September 2016, ATI completed an offering of $1,000.0 million of 5.0% Senior Notes. The 5.0% Senior Notes were offered in a private placement exempt from registration under the Securities Act of 1933, as amended. The proceeds from the offering, together with cash on hand, were used to repay $1,200.0 million of the Term B-3 Loan plus accrued and unpaid interest and related transaction expenses. In September 2016, ATI entered into an amendment with the term loan lenders under the Senior Secured Credit Facility to reduce the existing Term B-3 Loan commitments by $1,200.0 million, reduce the revolving credit facility commitments by $15.0 million, and extend the maturity of the existing Term B-3 Loan from 2019 to September 2022. As of September 30, 2016, we had $2,190.6 million of indebtedness associated with ATI’s Term B-3 Loan and ATI’s 5.0% Senior Notes. The minimum required quarterly principal payment on ATI’s Term B-3 Loan is $3.0 million and remains through its maturity date of September 2022, and there are no required quarterly principal payments on ATI’s 5.0% Senior Notes.

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control. We made principal payments of $1,200.0 million and $1,212.2 million on the Senior Secured Credit Facility for the three and nine months ended September 30, 2016, respectively. We made principal payments of $5.6 million and $110.2 million on the Senior Secured Credit Facility for the three months and nine months ended September 30, 2015, respectively.

The Senior Secured Credit Facility also provides for a $450.0 million revolving credit facility, net of an allowance for up to $75.0 million in outstanding letters of credit commitments. As of September 30, 2016, we had $447.4 million available under the revolving credit facility, net of $2.6 million in letters of credit. Additionally, within the terms of the Senior Secured Credit Facility, a senior secured leverage ratio at or below 4.00x results in the elimination of excess cash flow payments on the Senior Secured Credit Facility for the applicable year. As of September 30, 2016, the senior secured leverage ratio was 1.56x. The Senior Secured Credit Facility provides certain financial incentives based on our total leverage ratio. A total leverage ratio at or below 4.00x results in a 25 basis point reduction to the applicable margin on our revolving credit facility, and a total leverage ratio at or below 3.50x results in a 12.5 basis point reduction to the revolving credit facility commitment fee and an additional 25 basis point reduction to the applicable margin on our revolving credit facility. These reductions would remain in effect as long as we achieve a total leverage ratio at or below the related threshold. As of September 30, 2016, the total leverage ratio was 3.09x.

In addition the Senior Secured Credit Facility and the indenture governing the 5.0% Senior Notes include, among other things, customary restrictions (subject to certain exceptions) on our ability to incur certain indebtedness or liens, make certain investments, declare or pay certain dividends, or repurchase shares of our common stock. As of September 30, 2016, we are in compliance with all covenants under the Senior Secured Credit Facility and 5.0% Senior Notes.

In September 2016, our credit ratings were reviewed by Moody’s Investors Service and Fitch Ratings. Moody’s held our corporate rating at ‘Ba2’ and assigned ‘Ba1’ to the Term B-3 Loan and ‘Ba3’ to the 5.0% Senior Notes. Fitch held our corporate rating at ‘BB’ and assigned ‘BB+’ to the Term B-3 Loan and ‘BB’ to the 5.0% Senior Notes.

On October 30, 2014, our Board of Directors authorized us to purchase up to $500.0 million of our common stock under a stock repurchase program. For the three and nine months ended September 30, 2016, we repurchased approximately $76.7 million and $169.0 million, respectively, of our common stock under the repurchase program. As of September 30, 2016, we had $25.5 million available under the stock repurchase program.

The following table shows our sources and uses of funds for the nine months ended September 30, 2016 and 2015 (in millions):

	Nine months ended September 30,
Statements of Cash Flows Data	2016	2015
Cash flows from operating activities	$415.6	$405.1
Cash flows used for investing activities	$(37.5)	$(31.8)
Cash flows used for financing activities	$(465.8)	$(485.2)

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

Cash provided by operating activities

Operating activities for the nine months ended September 30, 2016 generated $415.6 million of cash compared to $405.1 million for the nine months ended September 30, 2015. The increase was principally driven by higher accounts payable, lower accounts receivable commensurate with decreased net sales, lower inventories, lower incentive compensation payments, decreased excess tax benefit from stock-based compensation, lower interest expense as a result of debt repayments and refinancing, lower manufacturing expense, favorable direct material costs and higher other liabilities, net, partially offset by decreased net sales.

Cash used for investing activities

Investing activities for the nine months ended September 30, 2016 used $37.5 million of cash compared to $31.8 million for the nine months ended September 30, 2015. The increase was principally driven by an increase of $6.6 million in capital expenditures. The increase in capital expenditures was principally driven by spending related to investments in productivity and replacement programs and higher product initiatives spending.

Cash used for financing activities

Financing activities for the nine months ended September 30, 2016 used $465.8 million of cash compared to $485.2 million for the nine months ended September 30, 2015. The decrease was principally driven by $127.3 million of lower stock repurchases and $4.1 million of decreased dividend payments, partially offset by $80.8 million of increased payments on long-term debt, $13.6 million of decreased proceeds from the exercise of stock options, $11.7 million of increased debt financing fees associated with the issuance of our 5.0% Senior Notes in the third quarter of 2016 and the amendments to our Senior Secured Credit Facility in the second quarter of 2015 and the third quarter of 2016, and $6.1 million of decreased excess tax benefit from stock-based compensation

Contingencies

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

Critical Accounting Policies and Significant Accounting Estimates

A discussion of our critical accounting policies and significant accounting estimates are described in Part II, Item 7 “Management’s Discussion and Analysis” section in our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission on February 19, 2016. The preparation of the condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the applicable reporting period. Actual results could differ materially from these estimates. Changes in estimates are recorded in results of operations in the period that the events or circumstances giving rise to such changes occur. Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported for the nine months ended September 30, 2016.

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

Interest Rate Risk

We are subject to interest rate market risk in connection with our long-term debt. Our principal interest rate exposure relates to outstanding amounts under our Senior Secured Credit Facility. As of September 30, 2016, our Senior Secured Credit Facility provides for variable rate borrowings of up to $1,638.0 million including $447.4 million under our revolving credit facility, net of $2.6 million of letters of credit. A one-eighth percent change in assumed interest rates for the Senior Secured Credit Facility, if fully drawn, as of September 30, 2016 would have an impact of approximately $0.6 million on interest expense annually with the 0.75% LIBOR floor in effect on our Term B-3 Loan. Should LIBOR exceed 0.75%, a one-eighth percent change in assumed interest rates for the Senior Secured Credit Facility, if fully drawn, as of September 30, 2016 would have an impact of approximately $1.0 million on interest expense annually. As of September 30, 2016, we had no outstanding borrowings against the revolving credit facility.

From time to time, we enter into interest rate swap agreements to hedge our variable interest rate debt. Below is a list of our interest rate swaps as of September 30, 2016:

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

Commodity Price Risk

We are subject to changes in our cost of sales caused by movements in underlying commodity prices. Approximately two-thirds of our cost of sales consists of purchased components with significant raw material content. A substantial portion of the purchased parts are made of aluminum and steel. The cost of aluminum parts include an adjustment factor on future purchases for fluctuations in aluminum prices based on accepted industry indices. In addition, a substantial amount of steel-based contracts also include an index-based component. As our costs change, we are able to pass through a portion of the changes in commodity prices to certain of our customers according to our LTSAs. We historically have not entered into long-term purchase contracts related to the purchase of aluminum and steel. We currently hold commodity swaps that are intended to hedge forecasted aluminum purchases. Based on our forecasted demand for 2016 and 2017, as of September 30, 2016, the hedge contracts cover approximately 35% and 24% of our aluminum requirements, respectively. We do not hold financial instruments for trading or speculative purposes.

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

The following table sets forth information related to our repurchases of our common stock on a monthly basis for the three months ended September 30, 2016:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans(1)
July 1– July 31, 2016	820,105	$28.55	820,105	$78,746,644
August 1 – August 31, 2016	1,109,962	$28.10	1,109,962	$47,559,450
September 1 – September 30, 2016	800,080	$27.63	800,080	$25,454,621

Total	2,730,147	$28.10	2,730,147

(1)	These values reflect repurchases made under the stock repurchase program approved by our Board of Directors on October 30, 2014 authorizing $500 million of repurchases through December 31, 2016.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Description

4.1	Indenture, dated as of September 23, 2016, between Allison Transmission, Inc. and Wilmington Trust, National Association, as Trustee (including the Form of 5.0% Senior Notes due 2024) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed September 23, 2016)

10.1	Amendment No. 13 to the Credit Agreement, dated as of September 23, 2016, among Allison Transmission Holdings, Inc., Allison Transmission, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties thereto as lenders, Citicorp North America, Inc., as Administrative Agent and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 23, 2016)

10.2	Amended and Restated Credit Agreement among Allison Transmission Holdings, Inc., Allison Transmission, Inc., as Borrower, the several lenders from time to time parties thereto, and Citicorp North America, Inc., as Administrative Agent, dated as of September 23, 2016 (incorporated by reference to Exhibit B of Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 23, 2016)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLISON TRANSMISSION HOLDINGS, INC.

Date: October 25, 2016	By:	/s/ Lawrence E. Dewey
		Name:	Lawrence E. Dewey
		Title:	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: October 25, 2016	By:	/s/ David S. Graziosi
		Name:	David S. Graziosi
		Title:	President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)