Form 10-Q
period 2017-03-31
Allison Transmission Holdings Inc
filed 2017-04-27
CIK 1411207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the exchange act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 14, 2017, there were 152,015,688 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Allison Transmission Holdings, Inc.

Condensed Consolidated Balance Sheets

(unaudited, dollars in millions, except per share data)

	March 31, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$120	$205
Accounts receivable	250	197
Inventories	144	126
Other current assets	23	20

Total Current Assets	537	548
Property, plant and equipment, net	457	464
Intangible assets, net	1,220	1,242
Goodwill	1,941	1,941
Other non-current assets	24	24

TOTAL ASSETS	$4,179	$4,219

LIABILITIES
Current Liabilities
Accounts payable	$158	$128
Product warranty liability	22	25
Current portion of long-term debt	12	12
Deferred revenue	28	27
Other current liabilities	158	150

Total Current Liabilities	378	342
Product warranty liability	36	38
Deferred revenue	68	66
Long-term debt	2,390	2,147
Deferred income taxes	336	312
Other non-current liabilities	234	233

TOTAL LIABILITIES	3,442	3,138
Commitments and contingencies (see NOTE N)

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 1,880,000,000 shares authorized, 152,003,332 shares issued and outstanding and 163,795,604 shares issued and outstanding, respectively	2	2
Non-voting common stock, $0.01 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Paid in capital	1,736	1,728
Accumulated deficit	(941)	(586)
Accumulated other comprehensive loss, net of tax	(60)	(63)

TOTAL STOCKHOLDERS’ EQUITY	737	1,081

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$4,179	$4,219

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited, dollars in millions, except per share data)

	Three months ended March 31,
	2017	2016
Net sales	$499	$462
Cost of sales	248	247

Gross profit	251	215
Selling, general and administrative	79	83
Engineering — research and development	23	21

Operating income	149	111
Interest expense, net	(25)	(34)
Other income, net	3	—

Income before income taxes	127	77
Income tax expense	(44)	(29)

Net income	$83	$48

Basic earnings per share attributable to common stockholders	$0.53	$0.28

Diluted earnings per share attributable to common stockholders	$0.52	$0.28

Dividends declared per common share	$0.15	$0.15

Comprehensive income, net of tax	$86	$51

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited, dollars in millions)

	Three months ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$83	$48
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	25	23
Amortization of intangible assets	22	23
Depreciation of property, plant and equipment	19	21
Unrealized (gain) loss on derivatives	(5)	10
Stock-based compensation	2	2
Amortization of deferred financing costs	1	2
Other	(2)	1
Changes in assets and liabilities:
Accounts receivable	(52)	(23)
Inventories	(16)	—
Accounts payable	30	8
Other assets and liabilities	4	3

Net cash provided by operating activities	111	118
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of long-lived assets	(8)	(6)

Net cash used for investing activities	(8)	(6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(415)	(33)
Borrowings on revolving credit facility	300	—
Repayments on revolving credit facility	(55)	—
Dividend payments	(23)	(26)
Proceeds from exercise of stock options	7	1
Payments on long-term debt	(3)	(6)
Debt financing fees	1	—
Taxes paid related to net share settlement of equity awards	(1)	(1)

Net cash used for financing activities	(189)	(65)
Effect of exchange rate changes on cash	1	—

Net (decrease) increase in cash and cash equivalents	(85)	47
Cash and cash equivalents at beginning of period	205	252

Cash and cash equivalents at end of period	$120	$299

Supplemental disclosures:
Interest paid	$14	$22
Income taxes paid	$3	$3

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

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements as of and for the three months ended March 31, 2017 and 2016 have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the condensed consolidated financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. The information herein reflects all normal recurring material adjustments, which are, in the opinion of management, necessary for the fair statement of the results for the periods presented. The condensed consolidated financial statements herein consist of all wholly-owned domestic and foreign subsidiaries with all significant intercompany transactions eliminated.

These condensed consolidated financial statements present the financial position, results of comprehensive income and cash flows of the Company. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission (“SEC”) on February 24, 2017. Certain immaterial reclassifications have been made in the consolidated financial statements of prior periods to conform to the current period presentation. The presentation of certain prior year disclosures has been modified to conform to the current year presentation, as commencing in the first quarter of 2017, the Company elected to report financial data in whole millions of dollars, except as otherwise noted. The interim period financial results for the three month period presented are not necessarily indicative of results to be expected for any other interim period or for the entire year.

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

Recently Issued Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued authoritative accounting guidance to simplify the measurement of inventory. The guidance requires that inventory be measured at the lower of cost and net realizable value. When evidence exists that the net realizable value of inventory is lower than its cost, the difference shall be recognized as a loss in earnings in the period in which it occurs. Inventory measured using last-in, first-out and the retail inventory method are not impacted by the new guidance. The guidance was adopted by the Company effective January 1, 2017. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued authoritative accounting guidance on share-based payment awards to employees. The guidance involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance was adopted by the Company effective January 1, 2017. Management recorded an excess tax benefit of $7 million to income tax expense and as a component of operating cash flows for the three months ended March 31, 2017 and made the accounting policy election to account for forfeitures as they occur.

In March 2017, the FASB issued authoritative accounting guidance on the presentation of net periodic pension costs and net periodic postretirement benefit costs. The guidance clarifies the presentation of component costs within an employer’s financial statements and restricts component costs eligible for capitalization to the service cost component. The guidance will be effective for the Company in fiscal year 2018, but early adoption is permitted. Management is currently evaluating the impact of this guidance on the Company’s consolidated financial statements.

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

In October 2016, the FASB issued authoritative accounting guidance on the income tax consequences of intra-company transfers other than inventory. This guidance addresses the timing of the recognition of current and deferred income taxes. Under this guidance, the recognition of current or deferred income taxes will occur at the time of the transfer of the asset. The guidance will be effective for the Company in fiscal year 2018, and the Company did not early adopt. Management is currently evaluating the impact of this guidance on the Company’s consolidated financial statements.

In August 2016, the FASB issued authoritative accounting guidance on the presentation and classification of certain cash receipts and cash payments on the statement of cash flows. The guidance specifically addresses cash flow issues with the objective of reducing the diversity in practice. The guidance will be effective for the Company in fiscal year 2018, and the Company did not early adopt. Management is currently evaluating the impact of this guidance on the Company’s consolidated financial statements.

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

In January 2016, the FASB issued authoritative accounting guidance on the classification of equity securities with readily determinable fair values into different categories (e.g. trading or available-for-sale) and the requirement for equity securities to be measured at fair value with changes in fair value recognized in net income. The guidance will be effective prospectively for the Company in fiscal year 2018 and early adoption is limited to certain provisions. Upon adoption, a cumulative-effect adjustment to retained earnings in the consolidated balance sheets will be reclassified to beginning retained earnings. Management has evaluated the impact of this guidance and expects the unrealized gains and losses for fair value measurement of the Company’s available-for-sale securities to be recognized in net income upon adoption.

In May 2014, the FASB issued authoritative accounting guidance on a company’s accounting for revenue from contracts with customers, which guidance has subsequently been amended. The guidance applies to all companies that enter into contracts with customers to transfer goods, services or nonfinancial assets. The guidance requires these companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires disclosures regarding the nature, timing, amount and uncertainty of revenue that is recognized. The guidance allows either full or modified retrospective adoption. The guidance will be effective for the Company for the annual and interim periods beginning in fiscal year 2018, and the Company did not early adopt. Management has determined that the revenue streams that could be impacted by the guidance relate to non-standard transmission coverages. Certain contracts are also being reviewed individually for potential impact. The adoption method has not yet been determined.

NOTE C. INVENTORIES

Inventories consisted of the following components (dollars in millions):

	March 31, 2017	December 31, 2016
Purchased parts and raw materials	$65	$57
Work in progress	8	5
Service parts	44	43
Finished goods	27	21

Total inventories	$144	$126

Inventory components shipped to third parties, primarily cores, parts to re-manufacturers, and parts to contract manufacturers, which the Company has an obligation to buy back, are included in purchased parts and raw materials, with an offsetting liability in Other current liabilities. See NOTE J, “Other Current Liabilities” for more information.

NOTE D. GOODWILL AND OTHER INTANGIBLE ASSETS

As of March 31, 2017 and December 31, 2016, the carrying amount of the Company’s Goodwill was $1,941 million.

The following presents a summary of other intangible assets (dollars in millions):

	March 31, 2017			December 31, 2016
	Intangible assets, gross	Accumulated amortization	Intangible assets, net	Intangible assets, gross	Accumulated amortization	Intangible assets, net
Other intangible assets:
Trade name	$790	$—	$790	$790	$—	$790
Customer relationships — defense	62	(35)	27	62	(35)	27
Customer relationships — commercial	832	(538)	294	832	(526)	306
Proprietary technology	476	(368)	108	476	(358)	118
Non-compete agreement	17	(16)	1	17	(16)	1
Patented technology — defense	28	(28)	—	28	(28)	—
Tooling rights	5	(5)	—	5	(5)	—

Total	$2,210	$(990)	$1,220	$2,210	$(968)	$1,242

As of March 31, 2017 and December 31, 2016, the net carrying value of our Goodwill and other intangible assets was $3,161 million and $3,183 million, respectively.

Amortization expense related to other intangible assets for the next five fiscal years and thereafter is expected to be (dollars in millions):

	2018	2019	2020	2021	2022	Thereafter
Amortization expense	$87	$86	$50	$45	$43	$52

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

Level 3 — Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At each balance sheet date, the Company performs an analysis of all instruments subject to authoritative accounting guidance and includes, in Level 3, all of those whose fair value is based on significant unobservable inputs. As of March 31, 2017 and December 31, 2016, the Company did not have any Level 3 financial assets or liabilities.

The Company’s assets and liabilities that are measured at fair value include cash equivalents, available-for-sale securities, derivative instruments, assets held in a rabbi trust and a deferred compensation obligation. The Company’s cash equivalents consist of short-term U.S. government backed securities. The Company’s available-for-sale securities consist of ordinary shares of Torotrak plc (“Torotrak”) associated with a license and exclusivity agreement with Torotrak. Torotrak’s listed shares are traded on the London Stock Exchange under the ticker symbol “TRK.” The Company’s derivative instruments consist of interest rate swaps. The Company’s assets held in the rabbi trust consist principally of publicly available mutual funds and target date retirement funds. The Company’s deferred compensation obligation is directly related to the fair value of assets held in the rabbi trust.

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

For the fair value measurement of interest rate derivatives, the Company uses valuations from the issuing financial institution. The Company corroborates the valuation through the use of third-party valuation services using a standard replacement valuation model. The floating-to-fixed interest rate swaps are based on the London Interbank Offered Rate (“LIBOR”) which is observable at commonly quoted intervals. The fair values are included in other current and non-current assets and liabilities in the Condensed Consolidated Balance Sheets. The Company has not qualified for hedge accounting treatment for the interest rate swaps and, as a result, fair value adjustments are charged directly to Interest expense, net in the Condensed Consolidated Statements of Comprehensive Income.

The following table summarizes the fair value of the Company’s financial assets and (liabilities) as of March 31, 2017 and December 31, 2016 (dollars in millions):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		TOTAL
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Cash equivalents	$—	$81	$—	$—	$—	$81
Rabbi trust assets	8	5	—	—	8	5
Deferred compensation obligation	(8)	(5)	—	—	(8)	(5)
Available-for-sale securities	1	2	—	—	1	2
Derivative liabilities, net	—	—	(24)	(29)	(24)	(29)

Total	$1	$83	$(24)	$(29)	$(23)	$54

NOTE F. DEBT

Long-term debt and maturities are as follows (dollars in millions):

	March 31, 2017	December 31, 2016
Long-term debt:
Senior Secured Credit Facility Term B-3 Loan, variable, due 2022	$1,185	$1,188
Senior Secured Credit Facility Revolving Credit Facility, variable, due 2021	245	—
Senior Notes, fixed 5.0%, due 2024	1,000	1,000

Total long-term debt	$2,430	$2,188
Less: current maturities of long-term debt	12	12
deferred financing costs, net	28	29

Total long-term debt, net	$2,390	$2,147

As of March 31, 2017, the Company had $2,430 million of indebtedness associated with Allison Transmission, Inc.’s (“ATI”), the Company’s wholly-owned subsidiary, 5.0% Senior Notes due September 2024 (“5.0% Senior Notes”), and ATI’s Senior Secured Credit Facility (“Senior Secured Credit Facility”), which consists of the Senior Secured Credit Facility Term B-3 Loan due 2022 (“Term B-3 Loan”) and the Senior Secured Credit Facility revolving credit facility due 2021 (“Revolving Credit Facility”).

The fair value of the Company’s long-term debt obligations as of March 31, 2017 was $2,440 million. The fair value is based on quoted Level 2 market prices of the Company’s debt as of March 31, 2017. It is not expected that the Company would be able to repurchase a significant amount of its debt at these levels. The difference between the fair value and carrying value of the long-term debt is driven primarily by trends in the financial markets.

Senior Secured Credit Facility

In March 2017, ATI entered into an amendment with the term loan lenders under its Senior Secured Credit Facility to lower the applicable margins on the Term B-3 Loan by 0.5%. The amendment also eliminated the minimum LIBOR floor and reduced the minimum floor applicable to the base rate from 1.75% to 1.00%. The March 2017 amendment was treated as a modification to the Senior Secured Credit Facility under GAAP, and thus the Company recorded $1 million as new deferred financing fees.

The Senior Secured Credit Facility is collateralized by a lien on substantially all assets of the Company including all of ATI’s capital stock and all of the capital stock or other equity interest held by the Company, ATI and each of the Company’s existing and future U.S. subsidiary guarantors (subject to certain limitations for equity interests of foreign subsidiaries and other exceptions set forth in the terms of the Senior Secured Credit Facility). Interest on the Term B-3 Loan, as of March 31, 2017, is either (a) 2.00% over the LIBOR or (b) 1.00% over the greater of the prime lending rate as quoted by the administrative agent and the federal funds effective rate published by the Federal Reserve Bank of New York plus 0.5%, provided that neither is below 1.00%. As of March 31, 2017, the Company elected to pay the lowest all-in rate of LIBOR plus the applicable margin, or 2.99%, on the Term B-3 Loan. The Senior Secured Credit Facility requires minimum quarterly principal payments on the Term B-3 Loan as well as prepayments from certain net cash proceeds of non-ordinary course asset sales and casualty and condemnation events and from a percentage of excess cash flow, if applicable. The minimum required quarterly principal payment on the Term B-3 Loan is $3 million and remains through its maturity date of September 2022. As of March 31, 2017, there had been no payments required for certain net cash proceeds of non-ordinary course asset sales and casualty and condemnation events. The remaining principal balance is due upon maturity.

The Senior Secured Credit Facility also provides a Revolving Credit Facility. As of March 31, 2017, the Company had $187 million available under the Revolving Credit Facility, net of $245 million of revolving loans outstanding and $18 million in letters of credit. Revolving credit borrowings bear interest at a variable base rate plus an applicable margin based on the Company’s total leverage ratio. Interest on the Revolving Credit Facility, as of March 31, 2017, is either (a) 1.75% over the LIBOR or (b) 0.75% over the greater of the prime lending rate in effect on such day and the Federal Funds Effective Rate published by the Federal Reserve Bank of New York plus 0.5%, provided that neither is below 1.75%. As of March 31, 2017 the Company elected to pay the lowest all-in rate of LIBOR plus the applicable margin, or 2.61%, on the Revolving Credit Facility. In addition, there is an annual commitment fee, based on the Company’s total leverage ratio, on the average unused revolving credit borrowings available under the Revolving Credit Facility. Revolving credit borrowings are payable at the option of the Company throughout the term of the Senior Secured Credit Facility with the balance due in September 2021.

The Senior Secured Credit Facility requires the Company to maintain a specified maximum total senior secured leverage ratio of 5.50x when revolving loan commitments remain outstanding on the Revolving Credit Facility at the end of a fiscal quarter. As of March 31, 2017, the Company was in compliance with the maximum total senior secured leverage ratio, achieving a 1.94x ratio. Additionally, within the terms of the Senior Secured Credit Facility, a senior secured leverage ratio at or below 4.00x results in the elimination of excess cash flow payments on the Senior Secured Credit Facility for the applicable year. The Senior Secured Credit Facility also provides certain financial incentives based on our total leverage ratio. A total leverage ratio at or below 4.00x results in a 25 basis point reduction to the applicable margin on the Revolving Credit Facility, and a total leverage ratio at or below 3.50x results in a 12.5 basis point reduction to the Revolving Credit Facility commitment fee and an additional 25 basis point reduction to the applicable margin on the Revolving Credit Facility. These reductions would remain in effect as long as the Company achieves a total leverage ratio at or below the related threshold. As of March 31, 2017, the total leverage ratio was 3.43x.

In addition, the Senior Secured Credit Facility, among other things, includes customary restrictions (subject to certain exceptions) on the Company’s ability to incur certain indebtedness, grant certain liens, make certain investments, declare or pay certain dividends, or repurchase shares of the Company’s common stock. As of March 31, 2017, the Company is in compliance with all covenants under the Senior Secured Credit Facility.

5.0% Senior Notes

The 5.0% Senior Notes are unsecured and are guaranteed by each of ATI’s domestic subsidiaries that is a borrower under or guarantees the Senior Secured Credit Facility and are unconditionally guaranteed, jointly and severally, by any of ATI’s future domestic subsidiaries that are borrowers under or guarantee the Senior Secured Credit Facility. None of ATI’s domestic subsidiaries currently guarantee its obligations under the Senior Secured Credit Facility, and therefore none of ATI’s domestic subsidiaries currently guarantee the 5.0% Senior Notes. The indenture governing the 5.0% Senior Notes contains negative covenants restricting or limiting the Company’s ability to, among other things: incur or guarantee additional indebtedness, incur liens, pay dividends on, redeem or repurchase the Company’s capital stock, make certain investments, permit payment or dividend restrictions on certain of the Company’s subsidiaries, sell assets, engage in certain transactions with affiliates, and consolidate or merge or sell all or substantially all of the Company’s assets.

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

Interest Rate

The Company is subject to interest rate risk related to the Senior Secured Credit Facility and enters into interest rate swap contracts that are based on the LIBOR to manage a portion of this exposure. The Company has not elected hedge accounting treatment for these derivatives, and as a result, fair value adjustments are charged directly to Interest expense, net in the Condensed Consolidated Statements of Comprehensive Income.

A summary of the Company’s interest rate derivatives as of March 31, 2017 and December 31, 2016 follows (dollars in millions):

	March 31, 2017		December 31, 2016
	Notional Amount	Fair Value	Notional Amount	Fair Value
3.44% Interest Rate Swap L, Aug 2016 – Aug 2019*	$75	$(3)	$75	(4)
3.43% Interest Rate Swap M, Aug 2016 – Aug 2019*	100	(4)	100	(5)
3.37% Interest Rate Swap N, Aug 2016 – Aug 2019*	75	(3)	75	(3)
3.19% Interest Rate Swap O, Aug 2016 – Aug 2019*	75	(3)	75	(3)
3.08% Interest Rate Swap P, Aug 2016 – Aug 2019*	75	(2)	75	(3)
2.99% Interest Rate Swap Q, Aug 2016 – Aug 2019*	50	(2)	50	(2)
2.98% Interest Rate Swap R, Aug 2016 – Aug 2019*	50	(2)	50	(2)
2.73% Interest Rate Swap S, Aug 2016 – Aug 2019*	50	(1)	50	(1)
2.74% Interest Rate Swap T, Aug 2016 – Aug 2019*	75	(2)	75	(2)
2.66% Interest Rate Swap U, Aug 2016 – Aug 2019*	50	(1)	50	(1)
2.60% Interest Rate Swap V, Aug 2016 – Aug 2019*	50	(1)	50	(1)
2.40% Interest Rate Swap W, Aug 2016 – Aug 2019*	25	—	25	(1)
2.25% Interest Rate Swap X, Aug 2016 – Aug 2019*	50	(1)	50	(1)

* includes LIBOR floor of 1.00%	$800	$(25)	$800	$(29)

The following tabular disclosures further describe the Company’s interest rate derivative instruments and their impact on the financial condition of the Company (dollars in millions):

	March 31, 2017		December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Interest rate swaps	Other current liabilities	(11)	Other current liabilities	(11)
	Other non-current liabilities	(14)	Other non-current liabilities	(18)

Total derivatives not designated as hedging instruments		$(25)		$(29)

The following tabular disclosure describes the location and impact on the Company’s results of operations related to unrealized gain (loss) on interest rate derivatives (dollars in millions):

	Three months ended March 31,
	2017	2016
Location of impact on results of operations
Interest income (expense)	$4	$(11)

NOTE H. PRODUCT WARRANTY LIABILITIES

Product warranty liability activities consist of the following (dollars in millions):

	Three months ended March 31,
	2017	2016
Beginning balance	$63	$78
Payments	(7)	(9)
Increase in liability (warranty issued during period)	4	5
Net adjustments to liability	(2)	2

Ending balance	$58	$76

As of March 31, 2017, the current and non-current product warranty liabilities were $22 million and $36 million, respectively. As of March 31, 2016, the current and non-current product warranty liabilities were $27 million and $49 million, respectively.

NOTE I. DEFERRED REVENUE

As of March 31, 2017, the current and non-current deferred revenue were $28 million and $68 million, respectively. As of March 31, 2016, the current and non-current deferred revenue were $23 million and $57 million, respectively.

Deferred revenue for extended transmission coverage activity consists of the following (dollars in millions):

	Three months ended March 31,
	2017	2016
Beginning balance	$93	$79
Increases	8	7
Revenue earned	(6)	(6)

Ending balance	$95	$80

Deferred revenue recorded in current liabilities related to unearned net sales for defense contracts for the three months ended March 31, 2017 and 2016 was approximately $1 million and $0, respectively.

NOTE J. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (dollars in millions):

	As of March 31, 2017	As of December 31, 2016
Payroll and related costs	$31	$52
Accrued interest payable	30	17
Taxes payable	28	10
Sales allowances	23	24
Vendor buyback obligation	13	13
Derivative liabilities	11	11
Defense price reduction reserve	9	9
Other accruals	13	14

Total	$158	$150

NOTE K. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost consist of the following (dollars in millions):

	Pension Plans		Post-retirement Benefits
	Three months ended March 31,		Three months ended March 31,
	2017	2016	2017	2016
Net periodic benefit cost:
Service cost	$3	$3	$—	$—
Interest cost	2	2	2	2
Expected return on assets	(2)	(2)	—	—
Prior service cost	—	—	(1)	(1)

Net periodic benefit cost	$3	$3	$1	$1

NOTE L. INCOME TAXES

For the three months ended March 31, 2017 and 2016, the Company recorded total tax expense of $44 million and $29 million, respectively. The effective tax rate for the three months ended March 31, 2017 and 2016 was 35% and 37%, respectively.

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

The Company continues to provide for a valuation allowance on certain of its foreign deferred tax assets. The Company has determined, based on the evaluation of both objective and subjective evidence available, that this valuation allowance is necessary and that it is more likely than not that the deferred tax assets are not fully realizable.

In accordance with the FASB’s authoritative guidance on accounting for uncertainty in income taxes, the Company has recorded a liability for unrecognized tax benefits related to a 2010 Research & Development Credit as of March 31, 2017 and December 31, 2016. The accounting guidance prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company’s returns will remain subject to examination by the various taxing authorities for the duration of the applicable statute of limitations (generally three years from the later of the date of filing or the due date of the return).

NOTE M. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables reconcile changes in Accumulated other comprehensive loss (“AOCL”) by component (net of tax, dollars in millions):

	Three months ended
	Available-for- sale securities	Defined benefit pension items	Foreign currency items	Total
AOCL as of December 31, 2015	$(6)	$(20)	$(33)	$(59)

Other comprehensive income before reclassifications	1	—	3	4
Amounts reclassified from AOCL	—	(1)	—	(1)

Net current period other comprehensive income (loss)	$1	$(1)	$3	$3

AOCL as of March 31, 2016	$(5)	$(21)	$(30)	$(56)

AOCL as of December 31, 2016	$(7)	$(18)	$(38)	$(63)

Other comprehensive (loss) income before reclassifications	(1)	—	4	3
Amounts reclassified from AOCL	—	(1)	—	(1)
Income tax	1	—	—	1

Net current period other comprehensive (loss) income	$—	$(1)	$4	$3

AOCL as of March 31, 2017	$(7)	$(19)	$(34)	$(60)

	Amounts reclassified from AOCL		Affected line item in the Condensed Consolidated Statements of Comprehensive Income
AOCL Components	Three months ended March 31, 2017	Three months ended March 31, 2016
Amortization of benefit items:
Prior service cost	$1	$1	Cost of sales

Total reclassifications, before tax	$1	$1	Income before income taxes

Total reclassifications	$1	$1	Net of tax

Prior service cost and actuarial loss are included in the computation of the Company’s net periodic benefit cost. Please see NOTE K, “Employee Benefit Plans” for additional details.

NOTE N. COMMITMENTS AND CONTINGENCIES

Environmental Matters

The Company has an agreement with the Environmental Protection Agency to perform remedial activities at the Company’s Indianapolis, Indiana manufacturing facilities related to historical soil and groundwater contamination. As of March 31, 2017, the Company had a liability recorded in the amount of $13 million.

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

NOTE O. EARNINGS PER SHARE

The Company presents both basic and diluted earnings per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted EPS is calculated by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during the reporting period that are calculated using the treasury stock method for stock-based awards. The treasury stock method assumes that the Company uses the proceeds from the exercise of awards to repurchase common stock at the average market price during the period. The assumed proceeds under the treasury stock method include the purchase price that the grantee will pay in the future, compensation cost for future service that the Company has not yet recognized and any tax benefits generated when the award generates a tax deduction. If there would be a shortfall, such an amount would be a reduction of the proceeds to the extent of the gains. The diluted weighted-average common shares outstanding exclude the anti-dilutive effect of certain stock options since such options had an exercise price in excess of the monthly average market value of our common stock. For the three months ended March 31, 2017 and 2016, 0.2 million and 0.6 million outstanding stock options were not included in the diluted EPS calculation because they were anti-dilutive.

The following table reconciles the numerators and denominators used to calculate basic EPS and diluted EPS (in millions, except per share data):

	Three months ended March 31,
	2017	2016
Net income	$83	$48

Weighted average shares of common stock outstanding	157.9	170.5
Dilutive effect stock-based awards	0.9	1.0

Diluted weighted average shares of common stock outstanding	158.8	171.5

Basic earnings per share attributable to common stockholders	$0.53	$0.28

Diluted earnings per share attributable to common stockholders	$0.52	$0.28

NOTE P. COMMON STOCK

The Company’s current stock repurchase program was announced on November 14, 2016. The Board of Directors authorized the Company to repurchase up to $1,000 million of its common stock on the open market or through privately negotiated transactions through December 31, 2019. The timing and amount of stock purchases are subject to market conditions and corporate needs. This stock repurchase program may be extended, modified, suspended or discontinued at any time at the Company’s discretion. During the three months ended March 31, 2017, the Company repurchased approximately $415 million of its common stock under the repurchase program.

NOTE Q. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Repurchase of Common Stock held by ValueAct Capital Master Fund

On February 3, 2017, the Company entered into a stock repurchase agreement with ValueAct Capital Master Fund, L.P., a related party, to repurchase 10,525,204 shares of the Company’s common stock for approximately $363 million. The shares were repurchased under the stock repurchase program approved by the Board of Directors in November 2016. The purchase closed on February 8, 2017 and was funded with cash on hand and borrowings under the Revolving Credit Facility. The shares were subsequently retired.

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

Trends Impacting Our Business

Our net sales are driven by commercial vehicle production, which tends to be highly correlated to macroeconomic conditions. In 2017, we expect stronger demand for North America On-Highway and North America Off-Highway service parts products. Our 2017 net sales outlook also assumes price increases on certain products and a modest recovery in the Global Off-Highway end markets.

First Quarter Net Sales by End Market (in millions)

End Market	Q1 2017 Net Sales	Q1 2016 Net Sales	% Variance
North America On-Highway	$255	$257	(1%)
North America Hybrid Propulsion Systems for Transit Bus	20	17	18%
North America Off-Highway	1	5	(80%)
Defense	27	25	8%
Outside North America On-Highway	72	70	3%
Outside North America Off-Highway	6	3	100%
Service Parts, Support Equipment and Other	118	85	39%

Total Net Sales	$499	$462	8%

North America On-Highway end market net sales were down 1% for the first quarter 2017 compared to the first quarter 2016, principally driven by lower demand for Highway Series and Rugged Duty Series models partially offset by higher demand in Pupil Transport/Shuttle and Transit/Other Bus models.

North America Hybrid-Propulsion Systems for Transit Bus end market net sales were up 18% for the first quarter 2017 compared to the first quarter 2016, principally driven by the timing of certain transit property orders.

North America Off-Highway end market net sales were down 80% for the first quarter 2017 compared to the first quarter of 2016, principally driven by the previously contemplated trailing impact of low energy prices.

Defense end market net sales were up 8% for the first quarter 2017 compared to the first quarter 2016, principally driven by the intra-year movement in the timing of orders.

Outside North America On-Highway end market net sales were up 3% for the first quarter 2017 compared to the first quarter 2016, principally driven by higher demand in India partially offset by lower demand in China.

Outside North America Off-Highway end market net sales were up 100% for the first quarter 2017 compared to the first quarter 2016, principally driven by higher demand in the mining and energy sectors.

Service parts, support equipment and other end market net sales were up 39% for the first quarter 2017 compared to the first quarter 2016, principally driven by higher demand for North America service parts.

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

Cost of sales

Our primary components of cost of sales are purchased parts, the overhead expense related to our manufacturing operations and direct labor associated with the manufacture and assembly of transmissions and parts. For the three months ended March 31, 2017, direct material costs were approximately 69%, overhead costs were approximately 24%, and direct labor costs were approximately 7% of total cost of sales. We are subject to changes in our cost of sales caused by movements in underlying commodity prices. We seek to hedge against this risk by using commodity swap contracts and long-term supply agreements (“LTSAs”). See Part I, Item 3 “Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk” included below.

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

Non-GAAP Financial Measures

We use Adjusted Earnings before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) and Adjusted EBITDA margin to measure our operating profitability. We believe that Adjusted EBITDA and Adjusted EBITDA margin provide management, investors and creditors with useful measures of the operational results of our business and increase the period-to-period comparability of our operating profitability and comparability with other companies. Adjusted EBITDA margin is also used in the calculation of management’s incentive compensation program. The most directly comparable U.S. generally accepted accounting principles (“GAAP”) measure to Adjusted EBITDA is Net income. Adjusted EBITDA is calculated as the earnings before interest expense, income tax expense, amortization of intangible assets, depreciation of property, plant and equipment and other adjustments as defined by Allison Transmission, Inc.’s (“ATI”) Term B-3 Loan due 2022 (“Term B-3 Loan”, and together with the revolving portion of ATI’s senior secured credit facility (“Revolving Credit Facility”), defined as the “Senior Secured Credit Facility). Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by net sales.

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

The following is a reconciliation of Net income to Adjusted EBITDA and Adjusted EBITDA margin and a reconciliation of Net cash provided by operating activities to Adjusted free cash flow:

	For the three months ended March 31,
(unaudited, in millions)	2017	2016
Net income (GAAP)	$83	$48
plus:
Income tax expense	44	29
Interest expense, net	25	34
Amortization of intangible assets	22	23
Depreciation of property, plant and equipment	19	21
Stock-based compensation expense (a)	2	2
Unrealized (gain) loss on foreign exchange (b)	(2)	1
Unrealized gain on commodity hedge contracts (c)	(1)	(1)
Stockholder activism expenses (d)	—	4
Dual power inverter module units extended coverage (e)	—	1

Adjusted EBITDA (Non-GAAP)	$192	$162

Net sales (GAAP)	$499	$462
Adjusted EBITDA margin (Non-GAAP)	38.5%	35.1%

Net cash provided by operating activities (GAAP)	$111	$118
(Deductions) or additions to reconcile to Adjusted free cash flow:
Additions of long-lived assets	(8)	(6)
Stockholder activism expenses (d)	—	1

Adjusted free cash flow (Non-GAAP)	$103	$113

(a)	Represents employee stock compensation expense (recorded in Cost of sales, Selling, general and administrative expenses, and Engineering – research and development).
(b)	Represents (gains) losses (recorded in Other income, net) on intercompany financing transactions related to investments in plant assets for our India facility.
(c)	Represents unrealized gains (recorded in Other income, net) on the mark-to-market of our commodity hedge contracts.
(d)	Represents expenses (recorded in Selling, general and administrative) of $4 million and payments of $1 million in 2016 directly associated with stockholder activism activity including the notice, and subsequent withdrawal, of director nomination and governance proposals by Ashe Capital Management, LP in the first quarter of 2016.

(e)	Represents an adjustment (recorded in Selling, general and administrative expenses) associated with the Dual Power Inverter Module (“DPIM”) extended coverage program liability. The DPIM liability will continue to be reviewed for any changes in estimates as additional claims data and field information become available.

Results of Operations

Comparison of three months ended March 31, 2017 and 2016

The following table sets forth certain financial information for the three months ended March 31, 2017 and 2016. The following table and discussion should be read in conjunction with the information contained in our condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Three months ended March 31,
(unaudited, dollars in millions)	2017	% of net sales	2016	% of net sales
Net sales	$499	100%	$462	100%
Cost of sales	248	50	247	53

Gross profit	251	50	215	47
Operating expenses:
Selling, general and administrative expenses	79	16	83	18
Engineering — research and development	23	4	21	5

Total operating expenses	102	20	104	23

Operating income	149	30	111	24
Interest expense, net	(25)	(5)	(34)	(7)
Other income, net	3	—	—	—

Income before income taxes	127	25	77	17
Income tax expense	(44)	(8)	(29)	(6)

Net income	$83	17%	$48	11%

Net sales

Net sales for the quarter ended March 31, 2017 were $499 million compared to $462 million for the quarter ended March 31, 2016, an increase of 8%. The increase was principally driven by a $33 million, or 39%, increase in net sales in the Service Parts, Support Equipment and Other end market driven by higher demand for North America service parts, a $3 million, or 18%, increase in net sales in the North America Hybrid Propulsion Systems for Transit Bus end market driven by the timing of certain transit property orders, a $3 million, or 100%, increase in net sales in the Outside North America Off-Highway end market driven by higher demand in the mining and energy sectors, a $2 million, or 3%, increase in net sales in the Outside North America On-Highway end market driven by higher demand in India partially offset by lower demand in China and a $2 million, or 8%, increase in net sales in the Defense end market principally driven by the intra-year movement in the timing of orders, partially offset by a $4 million, or 80%, decrease in net sales in the North America Off-Highway end market driven by the previously contemplated trailing impact of low energy prices and a $2 million, or 1%, decrease in net sales in the North America On-Highway end market driven by lower demand for Highway Series and Rugged Duty Series models partially offset by higher demand in Pupil Transport/Shuttle and Transit/Other Bus models.

Cost of sales

Cost of sales for the quarter ended March 31, 2017 was $248 million compared to $247 million for the quarter ended March 31, 2016, an increase of less than 1%. The increase was principally driven by increased direct material costs commensurate with increased net sales and $3 million of higher incentive compensation expense, partially offset by $5 million of favorable manufacturing expenses.

Gross profit

Gross profit for the quarter ended March 31, 2017 was $251 million compared to $215 million for the quarter ended March 31, 2016, an increase of 17%. The increase was principally driven by $22 million related to increased net sales, $12 million of price increases on certain products, and $5 million of favorable manufacturing expenses, partially offset by $3 million of increased incentive compensation expense. Gross profit as a percent of net sales for the quarter was 3% higher than for the same period in 2016 principally driven by favorable sales volume, price increases on certain products and favorable manufacturing expense.

Selling, general and administrative

Selling, general and administrative expenses for the quarter ended March 31, 2017 were $79 million compared to $83 million for the quarter ended March 31, 2016, a decrease of 5%. The decrease was principally driven by $4 million of stockholder activism expenses in 2016 that did not recur in 2017, $4 million of favorable product warranty adjustments in 2017 and a $1 million unfavorable 2016 DPIM adjustment, partially offset by $5 million of higher incentive compensation expense.

Engineering — research and development

Engineering expenses for the quarter ended March 31, 2017 were $23 million compared to $21 million for the quarter ended March 31, 2016, an increase of 10%. The increase was principally driven by $2 million of higher incentive compensation expense.

Interest expense, net

Interest expense, net for the quarter ended March 31, 2017 was $25 million compared to $34 million for the quarter ended March 31, 2016, a decrease of 26%. The decrease was principally driven by $15 million of favorable mark-to-market adjustments for our interest rate derivatives and $12 million of lower interest as a result of debt repayments related to ATI’s Term B-3 Loan, partially offset by $13 million of interest expense for ATI’s 5.0% Senior Notes due September 2024 (“5.0% Senior Notes”), $4 million of interest expense for our interest rate derivatives that became effective in August 2016 and $1 million of interest expense related to revolving loans outstanding on our Revolving Credit Facility.

Other income, net

Other income, net for the quarter ended March 31, 2017 was $3 million compared to $0 for the quarter ended March 31, 2016. The change in other income, net was principally driven by $3 million of foreign exchange gains on intercompany financing and $1 million of gains on commodity derivative contracts, partially offset by $1 million of unfavorable foreign exchange.

Income tax expense

Income tax expense for the first quarter of 2017 was $44 million, resulting in an effective tax rate of 35%, versus $29 million in income tax expense and an effective tax rate of 37% in the first quarter of 2016. The decrease was principally driven by $7 million of 2017 discrete activity related to the excess tax benefit from stock-based compensation.

Liquidity and Capital Resources

We generate cash primarily from our operating activities to fund our operating, investing and financing activities. Our principal uses of cash are operating expenses, capital expenditures, debt service, stock repurchases, dividends on common stock and working capital needs. We had total available cash and cash equivalents of $120 million and $205 million as of March 31, 2017 and December 31, 2016, respectively. Of the available cash and cash equivalents, approximately $120 million and $124 million were deposited in operating accounts while $0 and approximately $81 million were invested in U.S. government backed securities as of March 31, 2017 and December 31, 2016, respectively.

As of March 31, 2017, the total of cash and cash equivalents held by foreign subsidiaries was $53 million, the majority of which was located in Europe and China. The geographic location of our cash aligns with our business growth strategy. We manage our worldwide cash requirements considering available funds among the subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. As a result, we do not currently anticipate any local liquidity restrictions to preclude us from funding our targeted expectations or operating needs with local resources.

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

Our liquidity requirements are significant, primarily due to our debt service requirements. As of March 31, 2017, we had $1,430 million of indebtedness associated with ATI’s Senior Secured Credit Facility, of which $1,185 million is associated with the Term B-3 Loan and $245 million is associated with the Revolving Credit Facility, and $1,000 million of indebtedness associated with ATI’s 5.0% Senior Notes. The minimum required quarterly principal payment on ATI’s Term B-3 Loan is $3 million and remains through its maturity date of September 2022. There are no required quarterly principal payments on ATI’s Revolving Credit Facility or 5.0% Senior Notes.

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control. We made principal payments of $58 million and $6 million on the Senior Secured Credit Facility for the three months ended March 31, 2017 and 2016, respectively.

The Senior Secured Credit Facility provides for a $450 million Revolving Credit Facility, net of an allowance for up to $75 million in outstanding letters of credit commitments. As of March 31, 2017, we had $187 million available under the Revolving Credit Facility, net of $245 million of revolving loans outstanding and $18 million in letters of credit. Additionally, within the terms of the Senior Secured Credit Facility, a senior secured leverage ratio at or below 4.00x results in the elimination of excess cash flow payments on the Senior Secured Credit Facility for the applicable year. As of March 31, 2017, the senior secured leverage ratio was 1.94x. The Senior Secured Credit Facility provides certain financial incentives based on our total leverage ratio. A total leverage ratio at or below 4.00x results in a 25 basis point reduction to the applicable margin on our Revolving Credit Facility, and a total leverage ratio at or below 3.50x results in a 12.5 basis point reduction to the Revolving Credit Facility commitment fee and an additional 25 basis point reduction to the applicable margin on our Revolving Credit Facility. These reductions would remain in effect as long as we achieve a total leverage ratio at or below the related threshold. As of March 31, 2017, the total leverage ratio was 3.43x.

In addition, the Senior Secured Credit Facility and the indenture governing the 5.0% Senior Notes include, among other things, customary restrictions (subject to certain exceptions) on our ability to incur certain indebtedness or liens, make certain investments, declare or pay certain dividends, or repurchase shares of our common stock. As of March 31, 2017, we are in compliance with all covenants under the Senior Secured Credit Facility and indenture governing the 5.0% Senior Notes.

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

On November 14, 2016, our Board of Directors authorized us to purchase up to $1,000 million of our common stock under a stock repurchase program. For the three months ended March 31, 2017, we repurchased approximately $415 million of our common stock under the repurchase program.

The following table shows our sources and uses of funds for the three months ended March 31, 2017 and 2016 (in millions):

	Three months ended March 31,
Statements of Cash Flows Data	2017	2016
Cash flows provided by operating activities	$111	$118
Cash flows used for investing activities	(8)	(6)
Cash flows used for financing activities	(189)	(65)

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

Cash provided by operating activities

Operating activities for the three months ended March 31, 2017 generated $111 million of cash compared to $118 million for the three months ended March 31, 2016. The decrease was principally driven by higher accounts receivable commensurate with increased net sales, higher inventories and increased incentive compensation payments, partially offset by increased gross profit, higher accounts payable and decreased cash interest expense as a result of intra-year timing of debt payments.

Cash used for investing activities

Investing activities for the three months ended March 31, 2017 used $8 million of cash compared to $6 million for the three months ended March 31, 2016. The increase was principally driven by an increase of $2 million in capital expenditures. The increase in capital expenditures was principally driven by intra-year movement in the timing of spending related to investments in productivity and replacement programs.

Cash used for financing activities

Financing activities for the three months ended March 31, 2017 used $189 million of cash compared to $65 million for the three months ended March 31, 2016. The increase was principally driven by $382 million of increased stock repurchases, partially offset by $245 million of net borrowings under our Revolving Credit Facility, $3 million of decreased dividend payments, $6 million of increased proceeds from the exercise of stock options and $3 million of decreased principal payments on long-term debt.

Contingencies

We are a party to various legal actions and administrative proceedings and subject to various claims arising in the ordinary course of business, including those relating to commercial transactions, product liability, personal injury and workers’ compensation, safety, health, taxes, environmental and other matters. For more information, see NOTE N, “Commitments and Contingencies” of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Significant Accounting Estimates

A discussion of our critical accounting policies and significant accounting estimates are described in Part II, Item 7 “Management’s Discussion and Analysis” section in our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission on February 24, 2017. The preparation of the condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the applicable reporting period. Actual results could differ materially from these estimates. Changes in estimates are recorded in results of operations in the period that the events or circumstances giving rise to such changes occur. Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported for the first three months of 2017.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

Refer to NOTE B, “Summary of Significant Accounting Policies” in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. The words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Although forward-looking statements reflect management’s good faith beliefs, reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements speak only as of the date the statements are made. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to: uncertainty in the global regulatory and business environments in which we operate; our participation in markets that are competitive; the highly cyclical industries in which certain of our end users operate; the failure of markets outside North America to increase adoption of fully-automatic transmissions; the concentration of our net sales in our top five customers and the loss of any one of these; future reductions or changes in government subsidies for hybrid vehicles and other external factors impacting demand; U.S. defense spending; general economic and industry conditions; the discovery of defects in our products, resulting in delays in new model launches, recall campaigns and/or increased warranty costs and reduction in future sales or damage to our brand and reputation; our ability to prepare for, respond to and successfully achieve our objectives relating to technological and market developments, competitive threats and changing customer needs; risks associated with our international operations; labor strikes, work stoppages or similar labor disputes, which could significantly disrupt our operations or those of our principal customers; risks related to our substantial indebtedness; and our intention to pay dividends and repurchase shares of our common stock.

Important factors that could cause actual results to differ materially from our expectations are disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission on February 24, 2017. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements as well as other cautionary statements that are made from time to time in our public communications. You should evaluate all forward-looking statements made in this Quarterly Report on Form 10-Q in the context of these risks and uncertainties.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk consists of changes in interest rates, foreign currency rate fluctuations and movements in commodity prices.

Interest Rate Risk

We are subject to interest rate market risk in connection with a portion of our long-term debt. Our principal interest rate exposure relates to outstanding amounts under our Senior Secured Credit Facility. Our Senior Secured Credit Facility provides for variable rate borrowings of up to $1,617 million including $432 million under our Revolving Credit Facility, net of $18 million of letters of credit. A one-eighth percent increase or decrease in assumed interest rates for the Senior Secured Credit Facility, if fully drawn, as of March 31, 2017 would have an impact of approximately $1 million or $2 million, respectively on interest expense. As of March 31, 2017, we had $245 million under our Revolving Credit Facility outstanding.

From time to time, we enter into interest rate swap agreements to hedge our variable interest rate debt. Below is a list of our interest rate swaps as of March 31, 2017:

	Counterparty	Effective Date	Notional Amount (in millions)	LIBOR Fixed Rate
Interest Rate Swap L*	Barclays	Aug 2016 - Aug 2019	$75	3.44%
Interest Rate Swap M*	JP Morgan	Aug 2016 - Aug 2019	$100	3.43%
Interest Rate Swap N*	Bank of America	Aug 2016 - Aug 2019	$75	3.37%
Interest Rate Swap O*	Deutsche Bank	Aug 2016 - Aug 2019	$75	3.19%
Interest Rate Swap P*	Barclays	Aug 2016 - Aug 2019	$75	3.08%
Interest Rate Swap Q*	Barclays	Aug 2016 - Aug 2019	$50	2.99%
Interest Rate Swap R*	Deutsche Bank	Aug 2016 - Aug 2019	$50	2.98%
Interest Rate Swap S*	Deutsche Bank	Aug 2016 - Aug 2019	$50	2.73%
Interest Rate Swap T*	Bank of America	Aug 2016 - Aug 2019	$75	2.74%
Interest Rate Swap U*	Fifth Third Bank	Aug 2016 - Aug 2019	$50	2.66%
Interest Rate Swap V*	Fifth Third Bank	Aug 2016 - Aug 2019	$50	2.60%
Interest Rate Swap W*	Fifth Third Bank	Aug 2016 - Aug 2019	$25	2.40%
Interest Rate Swap X*	Huntington Bank	Aug 2016 - Aug 2019	$50	2.25%

*	includes LIBOR floor of 1.00%

We are exposed to increased interest expense if a counterparty defaults. Refer to NOTE F, “Debt” and NOTE G, “Derivatives” of the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Assuming current levels of foreign currency transactions, a 10% aggregate increase or decrease in the Japanese Yen, Euro, Indian Rupee and Chinese Yuan Renminbi would correspondingly change our earnings, net of tax, by an estimated $5 million per year. All other exposure to foreign currencies is considered immaterial.

Commodity Price Risk

We are subject to changes in our cost of sales caused by movements in underlying commodity prices. Approximately two-thirds of our cost of sales consists of purchased components with significant raw material content. A substantial portion of the purchased parts are made of aluminum and steel. The cost of aluminum parts include an adjustment factor on future purchases for fluctuations in aluminum prices based on accepted industry indices. In addition, a substantial amount of steel-based contracts also include an index-based component. As our costs change, we are able to pass through a portion of the changes in commodity prices to certain of our customers according to our LTSAs. We historically have not entered into long-term purchase contracts related to the purchase of aluminum and steel. We currently hold commodity swaps that are intended to hedge forecasted aluminum purchases. Based on our forecasted demand for 2017 and 2018, as of March 31, 2017, the hedge contracts cover approximately 24% and 0% of our aluminum requirements, respectively. We do not hold financial instruments for trading or speculative purposes.

Assuming current levels of commodity purchases, a 10% increase or decrease in the price of aluminum and steel would correspondingly change our earnings, net of tax, by approximately $2 million and $4 million per year, respectively. This includes the partial offset of our hedging contracts described above.

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

From time to time, we are a party to various legal actions in the normal course of our business, including those related to commercial transactions, product liability, personal injury and workers’ compensation, safety, health, taxes, environmental and other matters. See NOTE N, “Commitments and Contingencies” in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

There have been no material changes from our risk factors as previously reported in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission on February 24, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information related to our repurchases of our common stock on a monthly basis in the three months ended March 31, 2017:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans(2)
January 1– January 31, 2017	1,242,888	$34.14	1,231,000	$896,276,341
February 1 – February 28, 2017	10,794,204	$34.53	10,794,204	$523,556,847
March 1 – March 31, 2017	—	$—	—	$523,556,847

Total	12,037,092	$34.49	12,025,204

(1)	Shares purchased include 11,888 shares withheld to cover taxes due upon the vesting of restricted stock in January 2017.
(2)	These values reflect repurchases made under the stock repurchase program approved by our Board of Directors on November 14, 2016 authorizing $1,000 million of repurchases through December 31, 2019.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Description

10.1	Stock Repurchase Agreement, dated February 3, 2017, between Allison Transmission Holdings, Inc. and ValueAct Capital Master Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 6, 2017)

10.2	Amendment No. 1, dated March 24, 2017, to the Amended and Restated Credit Agreement, dated as of September 23, 2016, among Allison Transmission Holdings, Inc., Allison Transmission, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties thereto as lenders, Citicorp North America, Inc., as Administrative Agent and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 24, 2017)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLISON TRANSMISSION HOLDINGS, INC.

Date: April 27, 2017	By:	/s/ Lawrence E. Dewey
		Name:	Lawrence E. Dewey
		Title:	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: April 27, 2017	By:	/s/ David S. Graziosi
		Name:	David S. Graziosi
		Title:	President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)