Form 10-Q
period 2017-06-30
Allison Transmission Holdings Inc
filed 2017-08-01
CIK 1411207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 14, 2017, there were 148,810,561 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Allison Transmission Holdings, Inc.

Condensed Consolidated Balance Sheets

(unaudited, dollars in millions, except per share data)

	June 30, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$85	$205
Accounts receivable	274	197
Inventories	147	126
Other current assets	21	20

Total Current Assets	527	548

Property, plant and equipment, net	453	464
Intangible assets, net	1,197	1,242
Goodwill	1,941	1,941
Other non-current assets	24	24

TOTAL ASSETS	$4,142	$4,219

LIABILITIES
Current Liabilities
Accounts payable	$172	$128
Product warranty liability	21	25
Current portion of long-term debt	12	12
Deferred revenue	28	27
Other current liabilities	164	150

Total Current Liabilities	397	342

Product warranty liability	34	38
Deferred revenue	68	66
Long-term debt	2,348	2,147
Deferred income taxes	364	312
Other non-current liabilities	235	233

TOTAL LIABILITIES	3,446	3,138
Commitments and contingencies (see NOTE N)
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 1,880,000,000 shares authorized, 149,319,380 shares issued and outstanding and 163,795,604 shares issued and outstanding, respectively	1	2
Non-voting common stock, $0.01 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Paid in capital	1,745	1,728
Accumulated deficit	(993)	(586)
Accumulated other comprehensive loss, net of tax	(57)	(63)

TOTAL STOCKHOLDERS’ EQUITY	696	1,081

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$4,142	$4,219

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited, dollars in millions, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net sales	$580	$475	$1,079	$937
Cost of sales	290	248	538	495

Gross profit	290	227	541	442
Selling, general and administrative	88	78	167	161
Engineering — research and development	25	22	48	43

Operating income	177	127	326	238
Interest expense, net	(27)	(28)	(52)	(62)
Other expense, net	(4)	—	(1)	—

Income before income taxes	146	99	273	176
Income tax expense	(51)	(38)	(95)	(67)

Net income	$95	$61	$178	$109

Basic earnings per share attributable to common stockholders	$0.63	$0.36	$1.16	$0.64

Diluted earnings per share attributable to common stockholders	$0.63	$0.36	$1.15	$0.64

Dividends declared per common share	$0.15	$0.15	$0.30	$0.30

Comprehensive income, net of tax	$98	$60	$184	$111

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited, dollars in millions)

	Six months ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$178	$109
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	45	46
Deferred income taxes	44	54
Depreciation of property, plant and equipment	39	42
Unrealized (gain) loss on derivatives	(6)	13
Stock-based compensation	6	4
Amortization of deferred financing costs	3	4
Other	3	2

Changes in assets and liabilities:
Accounts receivable	(74)	(4)
Inventories	(19)	(7)
Accounts payable	43	12
Other assets and liabilities	15	13

Net cash provided by operating activities	277	288
CASH FLOWS FROM INVESTING ACTIVITIES:

Additions of long-lived assets	(20)	(22)
Investments in technology-related initiatives	(3)	—

Net cash used for investing activities	(23)	(22)
CASH FLOWS FROM FINANCING ACTIVITIES:

Repurchases of common stock	(539)	(92)
Borrowings on revolving credit facility	330	—
Repayments on revolving credit facility	(125)	—
Dividend payments	(46)	(51)
Proceeds from exercise of stock options	11	2
Payments on long-term debt	(6)	(12)
Taxes paid related to net share settlement of equity awards	(1)	—

Net cash used for financing activities	(376)	(153)
Effect of exchange rate changes on cash	2	—

Net (decrease) increase in cash and cash equivalents	(120)	113
Cash and cash equivalents at beginning of period	205	252

Cash and cash equivalents at end of period	$85	$365

Supplemental disclosures:
Interest paid	$55	$43
Income taxes paid	$34	$8

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(UNAUDITED)

NOTE A.	OVERVIEW

Overview

Allison Transmission Holdings, Inc. and its subsidiaries (“Allison” or the “Company”) design and manufacture commercial and defense fully-automatic transmissions. The business was founded in 1915 and has been headquartered in Indianapolis, Indiana since inception. Allison was an operating unit of General Motors Corporation from 1929 until 2007, when Allison once again became a stand-alone company. In March 2012, Allison began trading on the New York Stock Exchange under the symbol, “ALSN”.

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

Recently Adopted Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued authoritative accounting guidance on evaluation of goodwill for impairment. The guidance modifies the approach to assessing impairment from testing the implied fair value goodwill to testing the fair value of the reporting unit carrying the goodwill, which eliminates Step 2 of the current evaluation guidance. The intent of this amendment is to reduce the cost and complexity of evaluating goodwill. The guidance was early adopted by the Company effective July 1, 2017. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued authoritative accounting guidance on share-based payment awards to employees. The guidance involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance was adopted by the Company effective January 1, 2017. Management recorded an excess tax benefit of $4 million and $11 million to income tax expense and as a component of operating cash flows for the three months and six months ended June 30, 2017, respectively, and made the accounting policy election to account for forfeitures as they occur.

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

Recently Issued Accounting Pronouncements

In May 2017, the FASB issued authoritative accounting guidance on accounting for modifications to the terms of employee stock compensation. The guidance clarifies which changes to terms or conditions of share-based payment awards require the entity to apply modification accounting. The guidance will be effective for the Company in fiscal year 2018, but early adoption is permitted. Management is currently evaluating the impact of this guidance on the Company’s consolidated financial statements.

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

In October 2016, the FASB issued authoritative accounting guidance on the income tax consequences of intra-company transfers other than inventory. This guidance addresses the timing of the recognition of current and deferred income taxes. Under this guidance, the recognition of current or deferred income taxes will occur at the time of the transfer of the asset. The Company did not early adopt, therefore the guidance will be effective for the Company in fiscal year 2018. Management is currently evaluating the impact of this guidance on the Company’s consolidated financial statements.

In August 2016, the FASB issued authoritative accounting guidance on the presentation and classification of certain cash receipts and cash payments on the statement of cash flows. The guidance specifically addresses cash flow issues with the objective of reducing the diversity in practice. The Company did not early adopt, therefore the guidance will be effective for the Company in fiscal year 2018. Management is currently evaluating the impact of this guidance on the Company’s consolidated financial statements.

In February 2016, the FASB issued authoritative accounting guidance on lease accounting. The guidance requires lessees to present right-of-use assets and lease liabilities on the balance sheet for all leases not considered short-term leases. Short-term leases are leases with a lease term of 12 months or less as long as the leases do not include options to purchase the underlying assets that the lessee is reasonably certain to exercise. The new guidance also introduces new disclosure requirements for leasing arrangements. The guidance will be effective for the Company in fiscal year 2019, and the Company does not plan to early adopt. Management is currently evaluating the impact of this guidance on the Company’s consolidated financial statements.

In January 2016, the FASB issued authoritative accounting guidance on the classification of equity securities with readily determinable fair values into different categories (e.g. trading or available-for-sale) and the requirement for equity securities to be measured at fair value with changes in fair value recognized in net income. The Company did not early adopt, therefore the guidance will be effective prospectively for the Company in fiscal year 2018. Upon adoption, a cumulative-effect adjustment to retained earnings in the consolidated balance sheets will be reclassified to beginning retained earnings. Management has evaluated the impact of this guidance and expects the unrealized gains and losses for fair value measurement of the Company’s available-for-sale securities to be recognized in net income upon adoption.

In May 2014, the FASB issued authoritative accounting guidance on a company’s accounting for revenue from contracts with customers, which guidance has subsequently been amended. The guidance applies to all companies that enter into contracts with customers to transfer goods, services or nonfinancial assets. The guidance requires these companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires disclosures regarding the nature, timing, amount and uncertainty of revenue that is recognized. The guidance allows either full or modified retrospective adoption. The Company did not early adopt, therefore the guidance will be effective for the Company for the annual and interim periods beginning in fiscal year 2018. The Company will implement the guidance using the modified retrospective approach. Management has determined that the revenue streams that could be impacted by the guidance relate to non-standard transmission coverages. Certain contracts are also being reviewed individually for potential impact.

NOTE C.	INVENTORIES

Inventories consisted of the following components (dollars in millions):

	June 30, 2017	December 31, 2016
Purchased parts and raw materials	$66	$57
Work in progress	7	5
Service parts	46	43
Finished goods	28	21

Total inventories	$147	$126

Inventory components shipped to third parties, primarily cores, parts to re-manufacturers, and parts to contract manufacturers, which the Company has an obligation to buy back, are included in purchased parts and raw materials, with an offsetting liability in Other current liabilities. See NOTE J, “Other Current Liabilities” for more information.

NOTE D.	GOODWILL AND OTHER INTANGIBLE ASSETS

As of June 30, 2017 and December 31, 2016, the carrying amount of the Company’s Goodwill was $1,941 million. The following presents a summary of other intangible assets (dollars in millions):

	June 30, 2017			December 31, 2016
	Intangible assets, gross	Accumulated amortization	Intangible assets, net	Intangible assets, gross	Accumulated amortization	Intangible assets, net
Other intangible assets:
Trade name	$790	$—	$790	$790	$—	$790
Customer relationships - defense	62	(36)	26	62	(35)	27
Customer relationships - commercial	832	(550)	282	832	(526)	306
Proprietary technology	476	(377)	99	476	(358)	118
Non-compete agreement	17	(17)	—	17	(16)	1
Patented technology - defense	28	(28)	—	28	(28)	—
Tooling rights	5	(5)	—	5	(5)	—

Total	$2,210	$(1,013)	$1,197	$2,210	$(968)	$1,242

As of June 30, 2017 and December 31, 2016, the net carrying value of our Goodwill and other intangible assets was $3,138 million and $3,183 million, respectively.

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

Level 3 — Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At each balance sheet date, the Company performs an analysis of all instruments subject to authoritative accounting guidance and includes, in Level 3, all of those whose fair value is based on significant unobservable inputs. As of June 30, 2017 and December 31, 2016, the Company did not have any Level 3 financial assets or liabilities.

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

The Company uses valuations from the issuing financial institution for the fair value measurement of interest rate derivatives. The Company corroborates the valuation through the use of third-party valuation services using a standard replacement valuation model. The floating-to-fixed interest rate swaps are based on the London Interbank Offered Rate (“LIBOR”) which is observable at commonly quoted intervals. The fair values are included in other current and non-current assets and liabilities in the Condensed Consolidated Balance Sheets. The Company has not qualified for hedge accounting treatment for the interest rate swaps and, as a result, fair value adjustments are charged directly to Interest expense, net in the Condensed Consolidated Statements of Comprehensive Income.

The following table summarizes the fair value of the Company’s financial assets and (liabilities) as of June 30, 2017 and December 31, 2016 (dollars in millions):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		TOTAL
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Cash equivalents	$—	$81	$—	$—	$—	$81
Rabbi trust assets	8	5	—	—	8	5
Deferred compensation obligation	(8)	(5)	—	—	(8)	(5)
Available-for-sale securities	1	2	—	—	1	2
Derivative liabilities, net	—	—	(23)	(29)	(23)	(29)

Total	$1	$83	$(23)	$(29)	$(22)	$54

NOTE F.	DEBT

Long-term debt and maturities are as follows (dollars in millions):

	June 30, 2017	December 31, 2016
Long-term debt:
Senior Secured Credit Facility Term B-3 Loan, variable, due 2022	$1,182	$1,188
Senior Secured Credit Facility Revolving Credit Facility, variable, due 2021	205	—
Senior Notes, fixed 5.0%, due 2024	1,000	1,000

Total long-term debt	$2,387	$2,188
Less: current maturities of long-term debt	12	12
deferred financing costs, net	27	29

Total long-term debt, net	$2,348	$2,147

As of June 30, 2017, the Company had $2,387 million of indebtedness associated with Allison Transmission, Inc.’s (“ATI”), the Company’s wholly-owned subsidiary, 5.0% Senior Notes due September 2024 (“5.0% Senior Notes”), and ATI’s Senior Secured Credit Facility (“Senior Secured Credit Facility”), which consists of the Senior Secured Credit Facility Term B-3 Loan due 2022 (“Term B-3 Loan”) and the Senior Secured Credit Facility revolving credit facility due 2021 (“Revolving Credit Facility”).

The fair value of the Company’s long-term debt obligations as of June 30, 2017 was $2,411 million. The fair value is based on quoted Level 2 market prices of the Company’s debt as of June 30, 2017. It is not expected that the Company would be able to repurchase a significant amount of its debt at these levels. The difference between the fair value and carrying value of the long-term debt is driven primarily by trends in the financial markets.

Senior Secured Credit Facility

In March 2017, ATI entered into an amendment with the term loan lenders under its Senior Secured Credit Facility to lower the applicable margins on the Term B-3 Loan by 0.5%. The amendment also eliminated the minimum LIBOR floor and reduced the minimum floor applicable to the base rate from 1.75% to 1.00% on the Term B-3 Loan. The March 2017 amendment was treated as a modification to the Senior Secured Credit Facility under GAAP, and thus the Company recorded $1 million as new deferred financing fees.

The Senior Secured Credit Facility is collateralized by a lien on substantially all assets of the Company including all of ATI’s capital stock and all of the capital stock or other equity interest held by the Company, ATI and each of the Company’s existing and future U.S. subsidiary guarantors (subject to certain limitations for equity interests of foreign subsidiaries and other exceptions set forth in the terms of the Senior Secured Credit Facility). Interest on the Term B-3 Loan, as of June 30, 2017, is either (a) 2.00% over the LIBOR or (b) 1.00% over the greater of the prime lending rate as quoted by the administrative agent and the federal funds effective rate published by the Federal Reserve Bank of New York plus 0.5%, provided that neither is below 1.00%. As of June 30, 2017, the Company elected to pay the lowest all-in rate of LIBOR plus the applicable margin, or 3.22%, on the Term B-3 Loan. The Senior Secured Credit Facility requires minimum quarterly principal payments on the Term B-3 Loan as well as prepayments from certain net cash proceeds of non-ordinary course asset sales and casualty and condemnation events and from a percentage of excess cash flow, if applicable. The minimum required quarterly principal payment on the Term B-3 Loan through its maturity date of September 2022 is $3 million. As of June 30, 2017, there had been no payments required for certain net cash proceeds of non-ordinary course asset sales and casualty and condemnation events. The remaining principal balance is due upon maturity.

The Senior Secured Credit Facility also provides a Revolving Credit Facility. As of June 30, 2017, the Company had $227 million available under the Revolving Credit Facility, net of $205 million of revolving loans outstanding and $18 million in letters of credit. Revolving credit borrowings bear interest at a variable base rate plus an applicable margin based on the Company’s total leverage ratio. Interest on the Revolving Credit Facility, as of June 30, 2017, is either (a) 1.75% over the LIBOR or (b) 0.75% over the greater of the prime lending rate in effect on such day and the federal funds effective rate published by the Federal Reserve Bank of New York plus 0.5%, provided that neither is below 1.75%. As of June 30, 2017 the Company elected to pay the lowest all-in rate of LIBOR plus the applicable margin, or 2.88%, on the Revolving Credit Facility. In addition, there is an annual commitment fee, based on the Company’s total leverage ratio, on the average unused revolving credit borrowings available under the Revolving Credit Facility. Revolving credit borrowings are payable at the option of the Company throughout the term of the Senior Secured Credit Facility with the balance due in September 2021.

The Senior Secured Credit Facility requires the Company to maintain a specified maximum total senior secured leverage ratio of 5.50x when revolving loan commitments remain outstanding on the Revolving Credit Facility at the end of a fiscal quarter. As of June 30, 2017, the Company was in compliance with the maximum total senior secured leverage ratio, achieving a 1.79x ratio. Additionally, within the terms of the Senior Secured Credit Facility, a senior secured leverage ratio at or below 4.00x results in the elimination of excess cash flow payments on the Senior Secured Credit Facility for the applicable year. The Senior Secured Credit Facility also provides certain financial incentives based on our total leverage ratio. A total leverage ratio at or below 4.00x results in a 25 basis point reduction to the applicable margin on the Revolving Credit Facility, and a total leverage ratio at or below 3.50x results in a 12.5 basis point reduction to the Revolving Credit Facility commitment fee and an additional 25 basis point reduction to the applicable margin on the Revolving Credit Facility. These reductions would remain in effect as long as the Company achieves a total leverage ratio at or below the related threshold. As of June 30, 2017, the total leverage ratio was 3.16x.

In addition, the Senior Secured Credit Facility, among other things, includes customary restrictions (subject to certain exceptions) on the Company’s ability to incur certain indebtedness, grant certain liens, make certain investments, declare or pay certain dividends, or repurchase shares of the Company’s common stock. As of June 30, 2017, the Company is in compliance with all covenants under the Senior Secured Credit Facility.

5.0% Senior Notes

The 5.0% Senior Notes are unsecured and are guaranteed by each of ATI’s domestic subsidiaries that is a borrower under or guarantees the Senior Secured Credit Facility and are unconditionally guaranteed, jointly and severally, by any of ATI’s future domestic subsidiaries that are borrowers under or guarantee the Senior Secured Credit Facility. None of ATI’s domestic subsidiaries currently guarantee its obligations under the Senior Secured Credit Facility, and therefore none of ATI’s domestic subsidiaries currently guarantee the 5.0% Senior Notes. The indenture governing the 5.0% Senior Notes contains negative covenants restricting or limiting the Company’s ability to, among other things: incur or guarantee additional indebtedness, incur liens, pay dividends on, redeem or repurchase the Company’s capital stock, make certain investments, permit payment or dividend restrictions on certain of the Company’s subsidiaries, sell assets, engage in certain transactions with affiliates, and consolidate or merge or sell all or substantially all of the Company’s assets. As of June 30, 2017, the Company is in compliance with all covenants under the indenture governing the 5% Senior Notes.

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

A summary of the Company’s interest rate derivatives as of June 30, 2017 and December 31, 2016 follows (dollars in millions):

	June 30, 2017		December 31, 2016
	Notional Amount	Fair Value	Notional Amount	Fair Value
3.44% Interest Rate Swap L, Aug 2016 – Aug 2019*	$75	$(3)	$75	$(4)
3.43% Interest Rate Swap M, Aug 2016 – Aug 2019*	100	(4)	100	(5)
3.37% Interest Rate Swap N, Aug 2016 – Aug 2019*	75	(3)	75	(3)
3.19% Interest Rate Swap O, Aug 2016 – Aug 2019*	75	(3)	75	(3)
3.08% Interest Rate Swap P, Aug 2016 – Aug 2019*	75	(2)	75	(3)
2.99% Interest Rate Swap Q, Aug 2016 – Aug 2019*	50	(1)	50	(2)
2.98% Interest Rate Swap R, Aug 2016 – Aug 2019*	50	(1)	50	(2)
2.73% Interest Rate Swap S, Aug 2016 – Aug 2019*	50	(1)	50	(1)
2.74% Interest Rate Swap T, Aug 2016 – Aug 2019*	75	(2)	75	(2)
2.66% Interest Rate Swap U, Aug 2016 – Aug 2019*	50	(1)	50	(1)
2.60% Interest Rate Swap V, Aug 2016 – Aug 2019*	50	(1)	50	(1)
2.40% Interest Rate Swap W, Aug 2016 – Aug 2019*	25	—	25	(1)
2.25% Interest Rate Swap X, Aug 2016 – Aug 2019*	50	(1)	50	(1)

* includes LIBOR floor of 1.00%	$800	$(23)	$800	$(29)

The following tabular disclosures further describe the Company’s interest rate derivative instruments and their impact on the financial condition of the Company (dollars in millions):

	June 30, 2017		December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Interest rate swaps	Other current liabilities	$(11)	Other current liabilities	$(11)
	Other non- current liabilities	(12)	Other non- current liabilities	(18)

Total derivatives not designated as hedging instruments		$(23)		$(29)

The following tabular disclosure describes the location and impact on the Company’s results of operations related to unrealized gain (loss) on interest rate derivatives (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Location of impact on results of operations
Interest expense, net	$1	$(4)	$5	$(15)

NOTE H.	PRODUCT WARRANTY LIABILITIES

Product warranty liability activities consist of the following (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Beginning balance	$58	$76	$63	$78
Payments	(8)	(10)	(15)	(19)
Increase in liability (warranty issued during period)	5	3	9	8
Net adjustments to liability	—	1	(2)	3

Ending balance	$55	$70	$55	$70

As of June 30, 2017, the current and non-current product warranty liabilities were $21 million and $34 million, respectively. As of June 30, 2016, the current and non-current product warranty liabilities were $28 million and $42 million, respectively.

NOTE I.	DEFERRED REVENUE

As of June 30, 2017, the current and non-current deferred revenue were $28 million and $68 million, respectively. As of June 30, 2016, the current and non-current deferred revenue were $24 million and $60 million, respectively.

Deferred revenue activity consists of the following (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Beginning balance	$96	$80	$94	$79
Increases	6	9	14	16
Revenue earned	(6)	(5)	(12)	(11)

Ending balance	$96	$84	$96	$84

Deferred revenue recorded in current and non-current liabilities related to extended transmission coverage (“ETC”) as of June 30, 2017 were $27 million and $68 million, respectively. Deferred revenue recorded in current and non-current liabilities related to ETC as of June 30, 2016 were $24 million and $60 million, respectively.

NOTE J.	OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (dollars in millions):

	As of June 30, 2017	As of December 31, 2016
Payroll and related costs	$54	$52
Sales allowances	29	24
Taxes payable	19	10
Accrued interest payable	16	17
Vendor buyback obligation	13	13
Derivative liabilities	11	11
Defense price reduction reserve	9	9
Other accruals	13	14

Total	$164	$150

NOTE K.	EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost consist of the following (dollars in millions):

	Pension Plans		Post-retirement Benefits
	Three months ended June 30,		Three months ended June 30,
	2017	2016	2017	2016
Net periodic benefit cost:
Service cost	$3	$3	$1	$1
Interest cost	1	1	1	2
Expected return on assets	(2)	(1)	—	—
Prior service cost	—	—	(1)	(1)

Net periodic benefit cost	$2	$3	$1	$2

	Pension Plans		Post-retirement Benefits
	Six months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net periodic benefit cost:
Service cost	$6	$6	$1	$1
Interest cost	3	3	3	4
Expected return on assets	(4)	(3)	—	—
Prior service cost	—	—	(2)	(2)

Net periodic benefit cost	$5	$6	$2	$3

NOTE L.	INCOME TAXES

For the three and six months ended June 30, 2017, the Company recorded total tax expense of $51 million and $95 million, respectively. The effective tax rate for the three and six months ended June 30, 2017 was 35%. For the three and six months ended June 30, 2016, the Company recorded total tax expense of $38 million and $67 million, respectively. The effective tax rate for the three and six months ended June 30, 2016 was 38%. The decrease in effective tax rate for the three and six months ended June 30, 2017 was principally driven by increased U.S. income tax deductions and discrete activity related to the excess tax benefit from stock-based compensation.

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

In accordance with the FASB’s authoritative guidance on accounting for uncertainty in income taxes, the Company has recorded a liability for unrecognized tax benefits related to a 2010 Research & Development Credit as of June 30, 2017 and December 31, 2016. The accounting guidance prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. All of the Company’s returns will remain subject to examination by the various taxing authorities for the duration of the applicable statute of limitations (generally three years from the later of the date of filing or the due date of the return).

NOTE M.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables reconcile changes in Accumulated other comprehensive loss (“AOCL”) by component (net of tax, dollars in millions):

	Three months ended
	Available-for- sale securities	Defined benefit pension items	Foreign currency items	Total
AOCL as of March 31, 2016	$(5)	$(21)	$(30)	$(56)

Other comprehensive loss before reclassifications	(1)	—	—	(1)
Amounts reclassified from AOCL	—	(1)	—	(1)
Income tax	—	1	—	1

Net current period other comprehensive loss	$(1)	$—	$—	$(1)

AOCL as of June 30, 2016	$(6)	$(21)	$(30)	$(57)

AOCL as of March 31, 2017	$(7)	$(19)	$(34)	$(60)

Other comprehensive income before reclassifications	—	—	4	4
Amounts reclassified from AOCL	—	(1)	—	(1)
Income tax	(1)	1	—	—

Net current period other comprehensive (loss) income	$(1)	$—	$4	$3

AOCL as of June 30, 2017	$(8)	$(19)	$(30)	$(57)

	Six months ended
	Available-for- sale securities	Defined benefit pension items	Foreign currency items	Total
AOCL as of December 31, 2015	$(6)	$(20)	$(33)	$(59)

Other comprehensive income before reclassifications	—	—	3	3
Amounts reclassified from AOCL	—	(2)	—	(2)
Income tax	—	1	—	1

Net current period other comprehensive (loss) income	$—	$(1)	$3	$2

AOCL as of June 30, 2016	$(6)	$(21)	$(30)	$(57)

AOCL as of December 31, 2016	$(7)	$(18)	$(38)	$(63)

Other comprehensive (loss) income before reclassifications	(1)	—	8	7
Amounts reclassified from AOCL	—	(2)	—	(2)
Income tax	—	1	—	1

Net current period other comprehensive (loss) income	$(1)	$(1)	$8	$6

AOCL as of June 30, 2017	$(8)	$(19)	$(30)	$(57)

	Amounts reclassified from AOCL
AOCL Components	Three months ended June 30, 2017	Three months ended June 30, 2016	Affected line item in the Condensed Consolidated Statements of Comprehensive Income
Amortization of defined benefit pension items:
Prior service cost	$1	$1	Cost of sales

Total reclassifications, before tax	$1	1	Income before income taxes
Income tax	(1)	(1)	Income tax expense

Total reclassifications	$—	$—	Net of tax

	Amounts reclassified from AOCL
AOCL Components	Six months ended June 30, 2017	Six months ended June 30, 2016	Affected line item in the Condensed Consolidated Statements of Comprehensive Income
Amortization of defined benefit pension items:
Prior service cost	$2	$2	Cost of sales

Total reclassifications, before tax	$2	2	Income before income taxes
Income tax	(1)	(1)	Income tax expense

Total reclassifications	$1	$1	Net of tax

Prior service cost and actuarial loss are included in the computation of the Company’s net periodic benefit cost. Please see NOTE K “Employee Benefit Plans” for additional details.

NOTE N.	COMMITMENTS AND CONTINGENCIES

Environmental Matters

The Company has an agreement with the Environmental Protection Agency to perform remedial activities at the Company’s Indianapolis, Indiana manufacturing facilities related to historical soil and groundwater contamination. As of June 30, 2017, the Company had a liability recorded in the amount of $13 million.

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

The Company presents both basic and diluted earnings per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted EPS is calculated by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during the reporting period that are calculated using the treasury stock method for stock-based awards. The treasury stock method assumes that the Company uses the proceeds from the exercise of awards to repurchase common stock at the average market price during the period. The assumed proceeds under the treasury stock method include the purchase price that the grantee will pay in the future, compensation cost for future service that the Company has not yet recognized and any tax benefits generated when the award generates a tax deduction. If there would be a shortfall, such an amount would be a reduction of the proceeds to the extent of the gains. The diluted weighted-average common shares outstanding exclude the anti-dilutive effect of certain stock options since such options had an exercise price in excess of the monthly average market value of our common stock. For the three months and six months ended June 30, 2017, 0.2 million outstanding stock options were not included in the diluted EPS calculation because they were anti-dilutive. For the three months and six months ended June 30, 2016, 0.6 million outstanding stock options were not included in the diluted EPS calculation because they were anti-dilutive.

The following table reconciles the numerators and denominators used to calculate basic EPS and diluted EPS (in millions, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net income	$95	$61	$178	$109

Weighted average shares of common stock outstanding	151	169	154	170
Dilutive effect stock-based awards	1	1	1	1

Diluted weighted average shares of common stock outstanding	152	170	155	171

Basic earnings per share attributable to common stockholders	$0.63	$0.36	$1.16	$0.64

Diluted earnings per share attributable to common stockholders	$0.63	$0.36	$1.15	$0.64

NOTE P.	COMMON STOCK

The Company’s current stock repurchase program was announced on November 14, 2016. The Board of Directors authorized the Company to repurchase up to $1,000 million of its common stock on the open market or through privately negotiated transactions through December 31, 2019. The timing and amount of stock purchases are subject to market conditions and corporate needs. This stock repurchase program may be extended, modified, suspended or discontinued at any time at the Company’s discretion. During the three and six months ended June 30, 2017, the Company repurchased approximately $124 million and $539 million, respectively, of its common stock under the repurchase program.

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

Trends Impacting Our Business

Our net sales are driven by commercial vehicle production, which tends to be correlated to macroeconomic conditions. In 2017, we expect stronger demand for North America Off-Highway service parts, North America On-Highway products and Global Off-Highway products. Our full year 2017 net sales outlook also assumes price increases on certain products.

Second Quarter Net Sales by End Market (in millions)

End Market	Q2 2017 Net Sales	Q2 2016 Net Sales	% Variance
North America On-Highway	$299	$264	13%
North America Hybrid Propulsion Systems for Transit Bus	15	16	(6%)
North America Off-Highway	5	1	400%
Defense	30	28	7%
Outside North America On-Highway	85	74	15%
Outside North America Off-Highway	10	3	233%
Service Parts, Support Equipment and Other	136	89	53%

Total Net Sales	$580	$475	22%

North America On-Highway end market net sales were up 13% for the second quarter 2017 compared to the second quarter 2016, principally driven by higher demand for Rugged Duty Series, Highway Series and Transit/Other Bus models, partially offset by lower demand in Pupil Transport/Shuttle models.

North America Hybrid-Propulsion Systems for Transit Bus end market net sales were down $1 million for the second quarter 2017 compared to the second quarter 2016, principally driven by the timing of certain transit property orders.

North America Off-Highway end market net sales were up $4 million for the second quarter 2017 compared to the second quarter of 2016, principally driven by higher demand from hydraulic fracturing applications.

Defense end market net sales were up $2 million for the second quarter 2017 compared to the second quarter 2016, principally driven by higher demand for Tracked Defense.

Outside North America On-Highway end market net sales were up 15% for the second quarter 2017 compared to the second quarter 2016, principally driven by higher demand in Asia and Europe.

Outside North America Off-Highway end market net sales were up $7 million for the second quarter 2017 compared to the second quarter 2016, principally driven by improved demand in the China energy sector.

Service parts, support equipment and other end market net sales were up 53% for the second quarter 2017 compared to the second quarter 2016, principally driven by higher demand for North America Off-Highway service parts, North America On-Highway service parts and Global Support Equipment.

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

Cost of sales

Our primary components of cost of sales are purchased parts, the overhead expense related to our manufacturing operations and direct labor associated with the manufacture and assembly of transmissions and parts. For the six months ended June 30, 2017, direct material costs were approximately 69%, overhead costs were approximately 24%, and direct labor costs were approximately 7% of total cost of sales. We are subject to changes in our cost of sales caused by movements in underlying commodity prices. We seek to hedge against this risk by using commodity swap contracts and long-term supply agreements (“LTSAs”). See Part I, Item 3 “Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk” included below.

Selling, general and administrative

The principal components of our selling, general and administrative expenses are salaries and benefits for our office personnel, advertising and promotional expenses, product warranty expense, expenses relating to certain information technology systems and amortization of our intangible assets.

Engineering — research and development

We incur costs in connection with research and development programs that are expected to contribute to future earnings. Such costs are expensed as incurred.

Non-GAAP Financial Measures

We use Adjusted Earnings before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) and Adjusted EBITDA margin to measure our operating profitability. We believe that Adjusted EBITDA and Adjusted EBITDA margin provide management, investors and creditors with useful measures of the operational results of our business and increase the period-to-period comparability of our operating profitability and comparability with other companies. Adjusted EBITDA margin is also used in the calculation of management’s incentive compensation program. The most directly comparable U.S. generally accepted accounting principles (“GAAP”) measure to Adjusted EBITDA is Net income. Adjusted EBITDA is calculated as the earnings before interest expense, income tax expense, amortization of intangible assets, depreciation of property, plant and equipment and other adjustments as defined by Allison Transmission, Inc.’s (“ATI”) Term B-3 Loan due 2022 (“Term B-3 Loan”, and together with the revolving portion of ATI’s senior secured credit facility (“Revolving Credit Facility”), defined as the “Senior Secured Credit Facility”). Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by net sales.

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

The following is a reconciliation of Net income to Adjusted EBITDA and Adjusted EBITDA margin, and a reconciliation of Net cash provided by operating activities to Adjusted free cash flow:

	Three months ended June 30,		Six months ended June 30,
(unaudited, dollars in millions)	2017	2016	2017	2016
Net income (GAAP)	$95	$61	$178	$109
plus:
Income tax expense	51	38	95	67
Interest expense, net	27	28	52	62
Amortization of intangible assets	23	23	45	46
Depreciation of property, plant and equipment	20	21	39	42
Stock-based compensation expense (a)	4	2	6	4
Technology-related investment expense (b)	3	—	3	—
Unrealized loss (gain) on foreign exchange (c)	1	1	(1)	2
Unrealized loss (gain) on commodity hedge contracts (d)	1	(1)	—	(2)
Stockholder activism expenses (e)	—	—	—	4
Dual power inverter module units extended coverage (f)	—	—	—	1

Adjusted EBITDA (Non-GAAP)	$225	$173	$417	$335

Net sales (GAAP)	$580	$475	$1,079	$937
Adjusted EBITDA margin (Non-GAAP)	38.8%	36.5%	38.6%	35.8%

Net cash provided by operating activities (GAAP)	$166	$170	$277	$288
(Deductions) or additions to reconcile to Adjusted free cash flow:
Additions of long-lived assets	(12)	(16)	(20)	(22)
Stockholder activism expenses (e)	—	3	—	4

Adjusted free cash flow (Non-GAAP)	$154	$157	$257	$270

(a)	Represents employee stock compensation expense (recorded in Cost of sales, Selling, general and administrative, and Engineering – research and development).
(b)	Represents a charge (recorded in Other expense, net) for investments in co-development agreements to expand our position in transmission technologies.
(c)	Represents losses (gains) (recorded in Other expense, net) on intercompany financing transactions related to investments in plant assets for our India facility.
(d)	Represents unrealized losses (gains) (recorded in Other expense, net) on the mark-to-market of our commodity hedge contracts.

(e)	Represents expenses of $4 million (recorded in Selling, general and administrative) for the six months ended June 30, 2016, and payments of $3 million and $4 million for the three months and six months ended June 30, 2016, respectively, directly associated with stockholder activism activity including the notice, and subsequent withdrawal, of director nomination and governance proposals by Ashe Capital Management, LP.
(f)	Represents an adjustment (recorded in Selling, general and administrative) associated with the Dual Power Inverter Module (“DPIM”) extended coverage program liability. The DPIM liability will continue to be reviewed for any changes in estimates as additional claims data and field information become available.

Results of Operations

Comparison of three months ended June 30, 2017 and 2016

The following table sets forth certain financial information for the three months ended June 30, 2017 and 2016. The following table and discussion should be read in conjunction with the information contained in our condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Three months ended June 30,
(unaudited, dollars in millions)	2017	% of net sales	2016	% of net sales
Net sales	$580	100%	$475	100%
Cost of sales	290	50	248	52

Gross profit	290	50	227	48
Operating expenses:
Selling, general and administrative	88	15	78	16
Engineering — research and development	25	4	22	5

Total operating expenses	113	19	100	21

Operating income	177	31	127	27
Interest expense, net	(27)	(5)	(28)	(6)
Other expense, net	(4)	(1)	—	—

Income before income taxes	146	25	99	21
Income tax expense	(51)	(9)	(38)	(8)

Net income	$95	16%	$61	13%

Net sales

Net sales for the quarter ended June 30, 2017 were $580 million compared to $475 million for the quarter ended June 30, 2016, an increase of 22%. The increase was principally driven by a $47 million, or 53%, increase in net sales in the Service Parts, Support Equipment and Other end market principally driven by higher demand for North America Off-Highway service parts, North America On-Highway service parts and Global Support Equipment, a $35 million, or 13%, increase in net sales in the North America On-Highway end market principally driven by higher demand for Rugged Duty Series, Highway Series and Transit/Other Bus models, partially offset by lower demand in Pupil Transport/Shuttle models, an $11 million, or 15%, increase in net sales in the Outside North America On-Highway end market principally driven by higher demand in Asia and Europe, a $7 million, or 233%, increase in net sales in the Outside North America Off-Highway end market principally driven by improved demand in the China energy sector, a $4 million, or 400%, increase in net sales in the North America Off-Highway end market principally driven by higher demand from hydraulic fracturing applications, and a $2 million, or 7%, increase in net sales in the Defense end market principally driven by higher demand for Tracked Defense, partially offset by a $1 million, or 6%, decrease in net sales in the North America Hybrid Propulsion Systems for Transit Bus end market principally driven by the timing of certain transit property orders.

Cost of sales

Cost of sales for the quarter ended June 30, 2017 was $290 million compared to $248 million for the quarter ended June 30, 2016, an increase of 17%. The increase was principally driven by increased direct material costs commensurate with increased net sales, $4 million of higher incentive compensation expense and increased manufacturing expenses commensurate with increased net sales.

Gross profit

Gross profit for the quarter ended June 30, 2017 was $290 million compared to $227 million for the quarter ended June 30, 2016, an increase of 28%. The increase was principally driven by $61 million related to increased net sales and $10 million of price increases on certain products, partially offset by $4 million of higher incentive compensation expense and $3 million of increased manufacturing expense commensurate with increased net sales. Gross profit as a percent of net sales for the quarter was 2% higher than for the same period in 2016 principally driven by increased sales volume and price increases on certain products, partially offset by higher incentive compensation expense.

Selling, general and administrative

Selling, general and administrative expenses for the quarter ended June 30, 2017 were $88 million compared to $78 million for the quarter ended June 30, 2016, an increase of 13%. The increase was principally driven by $6 million of higher incentive compensation expense, $2 million of increased commercial activities spending and $2 million of higher stock-based compensation expense.

Engineering — research and development

Engineering expenses for the quarter ended June 30, 2017 were $25 million compared to $22 million for the quarter ended June 30, 2016, an increase of 14%. The increase was principally driven by $1 million of higher incentive compensation expense and increased product initiatives spending.

Interest expense, net

Interest expense, net for the quarter ended June 30, 2017 was $27 million compared to $28 million for the quarter ended June 30, 2016, a decrease of 4%. The decrease was principally driven by $13 million of lower interest expense as a result of debt repayments related to ATI’s Term B-3 Loan, $5 million of favorable mark-to-market adjustments for our interest rate derivatives and $1 million of lower amortization of deferred financing fees, partially offset by $12 million of interest expense for ATI’s 5.0% Senior Notes due September 2024 (“5.0% Senior Notes”), $4 million of interest expense for our interest rate derivatives that became effective in August 2016 and $2 million of interest expense related to revolving loans outstanding on our Revolving Credit Facility.

Other expense, net

Other expense, net for the quarter ended June 30, 2017 was $4 million compared to $0 for the quarter ended June 30, 2016. The change in Other expense, net was principally driven by $3 million of technology-related investment expense for investments in co-development agreements to expand our position in transmission technologies and $1 million of 2016 gains on commodity derivative contracts.

Income tax expense

Income tax expense for the quarter ended June 30, 2017 was $51 million resulting in an effective tax rate of 35% versus an effective tax rate of 38% for the quarter ended June 30, 2016. The decrease was principally driven by increased U.S. income tax deductions and discrete activity related to the excess tax benefit from stock-based compensation.

Comparison of six months ended June 30, 2017 and 2016

The following table sets forth certain financial information for the six months ended June 30, 2017 and 2016. The following table and discussion should be read in conjunction with the information contained in our condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Six months ended June 30,
(unaudited, dollars in millions)	2017	% of net sales	2016	% of net sales
Net sales	$1,079	100%	$937	100%
Cost of sales	538	50	495	53

Gross profit	541	50	442	47
Operating expenses:
Selling, general and administrative	167	16	161	17
Engineering — research and development	48	4	43	5

Total operating expenses	215	20	204	22

Operating income	326	30	238	25
Interest expense, net	(52)	(5)	(62)	(6)
Other expense, net	(1)	—	—	—

Income before income taxes	273	25	176	19
Income tax expense	(95)	(9)	(67)	(7)

Net income	$178	16%	$109	12%

Net sales

Net sales for the six months ended June 30, 2017 were $1,079 million compared to $937 million for the six months ended June 30, 2016, an increase of 15%. The increase was principally driven by an $80 million, or 46%, increase in net sales in the Service Parts, Support Equipment and Other end market principally driven by higher demand for North America service parts and Global Support Equipment, a $33 million, or 6%, increase in net sales in the North America On-Highway end market principally driven by higher demand for Rugged Duty Series and Transit/Other Bus models, a $13 million, or 9%, increase in net sales in the Outside North America On-Highway end market principally driven by higher demand in Asia and Europe, a $10 million, or 167%, increase in net sales in the Outside North America Off-Highway end market principally driven by higher demand in the energy and mining sectors, a $4 million, or 8%, increase in net sales in the Defense end market principally driven by Wheeled and Tracked Defense, and a $2 million, or 6%, increase in net sales in the North America Hybrid Propulsion Systems for Transit Bus end market principally driven by the timing of certain transit property orders.

Cost of sales

Cost of sales for the six months ended June 30, 2017 was $538 million compared to $495 million for the six months ended June 30, 2016, an increase of 9%. The increase was principally driven by increased direct material costs commensurate with increased net sales and $7 million of higher incentive compensation expense.

Gross profit

Gross profit for the six months ended June 30, 2017 was $541 million compared to $442 million for the six months ended June 30, 2016, an increase of 22%. The increase was principally driven by $83 million related to increased net sales and $22 million of price increases on certain products, partially offset by $7 million of higher incentive compensation expense. Gross profit as a percent of net sales for the six months ended June 30, 2017 was 3% higher than for the same period in 2016 principally driven by increased sales volume and price increases on certain products, partially offset by higher incentive compensation expense.

Selling, general and administrative

Selling, general and administrative expenses for the six months ended June 30, 2017 were $167 million compared to $161 million for the six months ended June 30, 2016, an increase of 4%. The increase was principally driven by $11 million of higher incentive compensation expense, $2 million of higher stock-based compensation expense and $2 million of increased commercial activities spending, partially offset by $4 million of stockholder activism expenses in 2016 that did not recur in 2017, $4 million of favorable product warranty adjustments and a $1 million unfavorable 2016 DPIM adjustment.

Engineering — research and development

Engineering expenses for the six months ended June 30, 2017 were $48 million compared to $43 million for the six months ended June 30, 2016, an increase of 12%. The increase was principally driven by $3 million of higher incentive compensation expense and $2 million of increased product initiatives spending.

Interest expense, net

Interest expense, net for the six months ended June 30, 2017 was $52 million compared to $62 million for the six months ended June 30, 2016, a decrease of 16%. The decrease was principally driven by $20 million of favorable mark-to-market adjustments for our interest rate derivatives, $25 million of lower interest expense as a result of debt repayments related to ATI’s Term B-3 Loan and $1 million of lower amortization of deferred financing fees, partially offset by $25 million of interest expense for ATI’s 5.0% Senior Notes, $8 million of interest expense for our interest rate derivatives that became effective in August 2016 and $3 million of interest expense related to revolving loans outstanding on our Revolving Credit Facility.

Other expense, net

Other expense, net for the six months ended June 30, 2017 was $1 million compared to $0 for the six months ended June 30, 2016. The change in Other expense, net was principally driven by $3 million of technology-related investment expense for investments in co-development agreements to expand our position in transmission technologies, partially offset by $2 million of 2016 losses on intercompany financing.

Income tax expense

Income tax expense for the six months ended June 30, 2017 was $95 million resulting in an effective tax rate of 35% versus an effective tax rate of 38% for the six months ended June 30, 2016. The decrease was principally driven by increased U.S. income tax deductions and discrete activity related to the excess tax benefit from stock-based compensation.

Liquidity and Capital Resources

We generate cash primarily from our operating activities to fund our operating, investing and financing activities. Our principal uses of cash are operating expenses, capital expenditures, debt service, stock repurchases, dividends on common stock and working capital needs. We had total available cash and cash equivalents of $85 million and $205 million as of June 30, 2017 and December 31, 2016, respectively. Of the available cash and cash equivalents, approximately $85 million and $124 million were deposited in operating accounts while $0 and approximately $81 million were invested in U.S. government backed securities as of June 30, 2017 and December 31, 2016, respectively.

As of June 30, 2017, the total of cash and cash equivalents held by foreign subsidiaries was $57 million, the majority of which was located in Europe and China. The geographic location of our cash aligns with our business growth strategy. We manage our worldwide cash requirements considering available funds among the subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. As a result, we do not currently anticipate any local liquidity restrictions to preclude us from funding our targeted expectations or operating needs with local resources.

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

Our liquidity requirements are significant, primarily due to our debt service requirements. As of June 30, 2017, we had $1,387 million of indebtedness associated with ATI’s Senior Secured Credit Facility, of which $1,182 million is associated with the Term B-3 Loan and $205 million is associated with the Revolving Credit Facility, and $1,000 million of indebtedness associated with ATI’s 5.0% Senior Notes. The minimum required quarterly principal payment on ATI’s Term B-3 Loan through its maturity date of September 2022 is $3 million. There are no required quarterly principal payments on ATI’s Revolving Credit Facility or 5.0% Senior Notes.

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control. We made principal payments of $73 million and $131 million on the Senior Secured Credit Facility during the three and six months ended June 30, 2017, respectively. We made principal payments of $6 million and $12 million on the Senior Secured Credit Facility during the three months and six months ended June 30, 2016, respectively.

The Senior Secured Credit Facility provides for a $450 million Revolving Credit Facility, net of an allowance for up to $75 million in outstanding letters of credit commitments. As of June 30, 2017, we had $227 million available under the Revolving Credit Facility, net of $205 million of revolving loans outstanding and $18 million in letters of credit. Additionally, within the terms of the Senior Secured Credit Facility, a senior secured leverage ratio at or below 4.00x results in the elimination of excess cash flow payments on the Senior Secured Credit Facility for the applicable year. As of June 30, 2017, our senior secured leverage ratio was 1.79x. The Senior Secured Credit Facility also provides certain financial incentives based on our total leverage ratio. A total leverage ratio at or below 4.00x results in a 25 basis point reduction to the applicable margin on our Revolving Credit Facility, and a total leverage ratio at or below 3.50x results in a 12.5 basis point reduction to the Revolving Credit Facility commitment fee and an additional 25 basis point reduction to the applicable margin on our Revolving Credit Facility. These reductions would remain in effect as long as we achieve a total leverage ratio at or below the related threshold. As of June 30, 2017, our total leverage ratio was 3.16x.

In addition, the Senior Secured Credit Facility includes, among other things, customary restrictions (subject to certain exceptions) on our ability to incur certain indebtedness, grant certain liens, make certain investments, declare or pay certain dividends, or repurchase shares of our common stock. The indenture governing the 5.0% Senior Notes contains negative covenants restricting or limiting our ability to, among other things, incur or guarantee additional indebtedness, incur liens, pay dividends on, redeem or repurchase our capital stock, make certain investments, permit payment or dividend restrictions on certain of our subsidiaries, sell assets, engage in certain transactions with affiliates, and consolidate or merge or sell all or substantially all of our assets. As of June 30, 2017, we are in compliance with all covenants under the Senior Secured Credit Facility and indenture governing the 5.0% Senior Notes.

Our credit ratings are reviewed by Moody’s Investors Service (“Moody’s”) and Fitch Ratings (“Fitch”). In September 2016, our credit ratings were reviewed by Moody’s and Fitch. Moody’s held our corporate rating at ‘Ba2’ and assigned ‘Ba1’ to the Term B-3 Loan and ‘Ba3’ to the 5.0% Senior Notes. Fitch held our corporate rating at ‘BB’ and assigned ‘BB+’ to the Term B-3 Loan and ‘BB’ to the 5.0% Senior Notes.

On November 14, 2016, our Board of Directors authorized us to purchase up to $1,000 million of our common stock under a stock repurchase program. During the three and six months ended June 30, 2017, we repurchased approximately $124 million and $539 million, respectively, of our common stock under the repurchase program.

The following table shows our sources and uses of funds for the six months ended June 30, 2017 and 2016 (in millions):

	Six months ended June,
Statements of Cash Flows Data	2017	2016
Cash flows provided by operating activities	$277	$288
Cash flows used for investing activities	$(23)	$(22)
Cash flows used for financing activities	$(376)	$(153)

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

Cash provided by operating activities

Operating activities for the six months ended June 30, 2017 generated $277 million of cash compared to $288 million for the six months ended June 30, 2016. The decrease was principally driven by higher accounts receivable commensurate with increased net sales, increased cash income taxes, higher inventories, increased cash interest expense and increased incentive compensation payments, partially offset by increased gross profit and higher accounts payable.

Cash used for investing activities

Investing activities for the six months ended June 30, 2017 used $23 million of cash compared to $22 million for the six months ended June 30, 2016. The increase was principally driven by $3 million of investments in technology-related initiatives, partially offset by $2 million of lower additions of long-lived assets. The decrease in capital expenditures was principally driven by intra-year movement in the timing of spending related to investments in productivity and replacement programs.

Cash used for financing activities

Financing activities for the six months ended June 30, 2017 used $376 million of cash compared to $153 million for the six months ended June 30, 2016. The increase was principally driven by $447 million of increased stock repurchases, partially offset by $205 million of net borrowings under our Revolving Credit Facility, $9 million of increased proceeds from the exercise of stock options, $6 million of decreased principal payments on long-term debt and $5 million of decreased dividend payments.

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

Critical Accounting Policies and Significant Accounting Estimates

A discussion of our critical accounting policies and significant accounting estimates are described in Part II, Item 7 “Management’s Discussion and Analysis” section in our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission on February 24, 2017. The preparation of the condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the applicable reporting period. Actual results could differ materially from these estimates. Changes in estimates are recorded in results of operations in the period that the events or circumstances giving rise to such changes occur. Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported for the six months ended June 30, 2017.

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

Interest Rate Risk

We are subject to interest rate market risk in connection with a portion of our long-term debt. Our principal interest rate exposure relates to outstanding amounts under our Senior Secured Credit Facility. Our Senior Secured Credit Facility provides for variable rate borrowings of up to $1,614 million including $432 million under our Revolving Credit Facility, net of $18 million of letters of credit. A one-eighth percent increase or decrease in assumed interest rates for the Senior Secured Credit Facility, if fully drawn, as of June 30, 2017 would have an impact of approximately $1 million on interest expense. As of June 30, 2017, we had $205 million under our Revolving Credit Facility outstanding.

From time to time, we enter into interest rate swap agreements to hedge our variable interest rate debt. Below is a list of our interest rate swaps as of June 30, 2017:

	Counterparty	Effective Date	Notional Amount (in millions)	LIBOR Fixed Rate
Interest Rate Swap L*	Barclays	Aug 2016-Aug 2019	$75	3.44%
Interest Rate Swap M*	JP Morgan	Aug 2016-Aug 2019	$100	3.43%
Interest Rate Swap N*	Bank of America	Aug 2016-Aug 2019	$75	3.37%
Interest Rate Swap O*	Deutsche Bank	Aug 2016-Aug 2019	$75	3.19%
Interest Rate Swap P*	Barclays	Aug 2016-Aug 2019	$75	3.08%
Interest Rate Swap Q*	Barclays	Aug 2016-Aug 2019	$50	2.99%
Interest Rate Swap R*	Deutsche Bank	Aug 2016-Aug 2019	$50	2.98%
Interest Rate Swap S*	Deutsche Bank	Aug 2016-Aug 2019	$50	2.73%
Interest Rate Swap T*	Bank of America	Aug 2016-Aug 2019	$75	2.74%
Interest Rate Swap U*	Fifth Third Bank	Aug 2016-Aug 2019	$50	2.66%
Interest Rate Swap V*	Fifth Third Bank	Aug 2016-Aug 2019	$50	2.60%
Interest Rate Swap W*	Fifth Third Bank	Aug 2016-Aug 2019	$25	2.40%
Interest Rate Swap X*	Huntington Bank	Aug 2016-Aug 2019	$50	2.25%

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

Assuming current levels of foreign currency transactions, a 10% aggregate increase or decrease in the Japanese Yen, Euro, Indian Rupee and Chinese Yuan Renminbi would correspondingly change our earnings, net of tax, by an estimated $4 million per year. All other exposure to foreign currencies is considered immaterial.

Commodity Price Risk

We are subject to changes in our cost of sales caused by movements in underlying commodity prices. Approximately two-thirds of our cost of sales consists of purchased components with significant raw material content. A substantial portion of the purchased parts are made of aluminum and steel. The cost of aluminum parts include an adjustment factor on future purchases for fluctuations in aluminum prices based on accepted industry indices. In addition, a substantial amount of steel-based contracts also include an index-based component. As our costs change, we are able to pass through a portion of the changes in commodity prices to certain of our customers according to our LTSAs. We historically have not entered into long-term purchase contracts related to the purchase of aluminum and steel. We currently hold commodity swaps that are intended to hedge forecasted aluminum purchases. Based on our forecasted demand for 2017 and 2018, as of June 30, 2017, the hedge contracts cover approximately 23% and 0% of our aluminum requirements, respectively. We do not hold financial instruments for trading or speculative purposes.

Assuming current levels of commodity purchases, a 10% increase or decrease in the price of aluminum and steel would correspondingly change our earnings, net of tax, by approximately $2 million and $5 million per year, respectively. This includes the partial offset of our hedging contracts described above.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information related to our repurchases of our common stock on a monthly basis in the three months ended June 30, 2017:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans
April 1– April 30, 2017	—	$—	—	$523,556,847
May 1 – May 31, 2017	632,892	$38.30	632,892	$499,310,652
June 1 – June 30, 2017	2,666,587	$37.60	2,666,587	$399,019,729

Total	3,299,479	$$37.73	3,299,479

(1)	These values reflect repurchases made under the stock repurchase program approved by the Board of Directors on November 14, 2016 authorizing $1,000 million of repurchases through December 31, 2019.

Item 6. Exhibits

(a) Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLISON TRANSMISSION HOLDINGS, INC.

Date: August 1, 2017	By:	/s/ Lawrence E. Dewey
		Name:	Lawrence E. Dewey
		Title:	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 1, 2017	By:	/s/ David S. Graziosi
		Name:	David S. Graziosi
		Title:	President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)