Form 10-Q
period 2017-09-30
Allison Transmission Holdings Inc
filed 2017-10-31
CIK 1411207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 17, 2017, there were 141,760,746 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Allison Transmission Holdings, Inc.

Condensed Consolidated Balance Sheets

(unaudited, dollars in millions, except per share data)

	September 30, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$210	$205
Accounts receivable	271	197
Inventories	156	126
Other current assets	28	20

Total Current Assets	665	548

Property, plant and equipment, net	456	464
Intangible assets, net	1,175	1,242
Goodwill	1,941	1,941
Other non-current assets	24	24

TOTAL ASSETS	$4,261	$4,219

LIABILITIES
Current Liabilities
Accounts payable	$184	$128
Product warranty liability	22	25
Current portion of long-term debt	12	12
Deferred revenue	33	27
Other current liabilities	193	150

Total Current Liabilities	444	342

Product warranty liability	27	38
Deferred revenue	75	66
Long-term debt	2,536	2,147
Deferred income taxes	393	312
Other non-current liabilities	231	233

TOTAL LIABILITIES	3,706	3,138
Commitments and contingencies (see NOTE N)

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 1,880,000,000 shares authorized, 142,735,480 shares issued and outstanding and 163,795,604 shares issued and outstanding, respectively	1	2
Non-voting common stock, $0.01 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Paid in capital	1,750	1,728
Accumulated deficit	(1,144)	(586)
Accumulated other comprehensive loss, net of tax	(52)	(63)

TOTAL STOCKHOLDERS’ EQUITY	555	1,081

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$4,261	$4,219

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited, dollars in millions, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net sales	$595	$434	$1,674	$1,371
Cost of sales	293	230	831	725

Gross profit	302	204	843	646
Selling, general and administrative	78	79	245	240
Engineering — research and development	26	21	74	64

Operating income	198	104	524	342
Interest expense, net	(26)	(22)	(78)	(84)
Expenses related to long-term debt refinancing	—	(12)	—	(12)
Other (expense) income, net	(2)	1	(3)	1

Income before income taxes	170	71	443	247
Income tax expense	(59)	(26)	(154)	(93)

Net income	$111	$45	$289	$154

Basic earnings per share attributable to common stockholders	$0.75	$0.27	$1.91	$0.91

Diluted earnings per share attributable to common stockholders	$0.75	$0.27	$1.90	$0.91

Dividends declared per common share	$0.15	$0.15	$0.45	$0.45

Comprehensive income, net of tax	$116	$45	$300	$156

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited, dollars in millions)

	Nine months ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$289	$154
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	72	80
Amortization of intangible assets	67	69
Depreciation of property, plant and equipment	60	63
Unrealized (gain) loss on derivatives	(10)	10
Stock-based compensation	8	6
Amortization of deferred financing costs	4	6
Expenses related to long-term debt refinancing	—	11
Excess tax benefit from stock-based compensation	—	(2)
Other	5	2
Changes in assets and liabilities:
Accounts receivable	(71)	(5)
Inventories	(28)	(12)
Accounts payable	56	8
Other assets and liabilities	40	26

Net cash provided by operating activities	492	416
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of long-lived assets	(40)	(36)
Investments in technology-related initiatives	(3)	(1)

Net cash used for investing activities	(43)	(37)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(778)	(169)
Borrowings on revolving credit facility	415	—
Repayments on revolving credit facility	(415)	—
Issuance of long-term debt	400	1,000
Dividend payments	(68)	(76)
Proceeds from exercise of stock options	14	9
Payments on long-term debt	(9)	(1,212)
Debt financing fees	(5)	(19)
Taxes paid related to net share settlement of equity awards	(1)	(1)
Excess tax benefit from stock-based compensation	—	2

Net cash used for financing activities	(447)	(466)
Effect of exchange rate changes on cash	3	—

Net increase (decrease) in cash and cash equivalents	5	(87)
Cash and cash equivalents at beginning of period	205	252

Cash and cash equivalents at end of period	$210	$165

Supplemental disclosures:
Interest paid	$71	$64
Income taxes paid	$65	$10

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

Impairment of Assets

During the fourth quarter of every year, the Company performs additional reviews of its goodwill, other intangible assets and long-lived assets to determine whether the carrying value of an asset may not be recoverable. The Company has recorded impairments to both its Trade name and long-lived assets in prior periods with the most recent impairments recorded in 2015.

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

The carrying value of long-lived assets is evaluated when events or circumstances indicate that there has been a significant change in the use of an asset, or the planned sale or disposal of an asset. The asset would be considered impaired when there is no future use planned for the asset or the future net undiscounted cash flows generated by the asset or asset group are less than its carrying value. An impairment loss would be recognized based on the amount by which the carrying value exceeds fair value. Assumptions and estimates used to determine cash flows in the evaluation of impairment and the fair values used to determine the impairment are subject to a degree of judgment and complexity. Any changes to the assumptions and estimates resulting from changes in actual results or market conditions from those anticipated may affect the carrying value of long-lived assets and could result in an impairment charge.

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

In March 2016, the FASB issued authoritative accounting guidance on share-based payment awards to employees. The guidance involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance was adopted by the Company effective January 1, 2017. Management recorded an excess tax benefit of $5 million and $16 million to income tax expense and as a component of operating cash flows for the three months and nine months ended September 30, 2017, respectively, and made the accounting policy election to account for forfeitures as they occur.

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

In October 2016, the FASB issued authoritative accounting guidance on the income tax consequences of intra-company transfers other than inventory. This guidance addresses the timing of the recognition of current and deferred income taxes. Under this guidance, the recognition of current or deferred income taxes will occur at the time of the transfer of the asset. The Company did not early adopt; therefore, the guidance will be effective for the Company in fiscal year 2018. Management is currently evaluating the impact of this guidance on the Company’s consolidated financial statements.

In August 2016, the FASB issued authoritative accounting guidance on the presentation and classification of certain cash receipts and cash payments on the statement of cash flows. The guidance specifically addresses cash flow issues with the objective of reducing the diversity in practice. The Company did not early adopt; therefore, the guidance will be effective for the Company in fiscal year 2018. Management is currently evaluating the impact of this guidance on the Company’s consolidated financial statements.

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

In January 2016, the FASB issued authoritative accounting guidance on the classification of equity securities with readily determinable fair values into different categories (e.g. trading or available-for-sale) and the requirement for equity securities to be measured at fair value with changes in fair value recognized in net income. The Company did not early adopt; therefore, the guidance will be effective prospectively for the Company in fiscal year 2018. Upon adoption, a cumulative-effect adjustment to retained earnings in the consolidated balance sheets will be reclassified to beginning retained earnings. Management has evaluated the impact of this guidance and expects the unrealized gains and losses for fair value measurement of the Company’s available-for-sale securities to be recognized in net income upon adoption.

In May 2014, the FASB issued authoritative accounting guidance on a company’s accounting for revenue from contracts with customers, which guidance has subsequently been amended. The guidance applies to all companies that enter into contracts with customers to transfer goods, services or nonfinancial assets. The guidance requires these companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires disclosures regarding the nature, timing, amount and uncertainty of revenue that is recognized. The guidance allows either full or modified retrospective adoption. The Company did not early adopt; therefore, the guidance will be effective for the Company for the annual and interim periods beginning in fiscal year 2018. The Company will implement the guidance using the modified retrospective approach. Management has determined that the revenue streams that will be impacted by the guidance relate to non-standard transmission coverages. Certain contracts are also being reviewed individually for the potential impact. No significant changes or additions to our internal controls over financial reporting are expected as a result of implementing this guidance.

NOTE C.	INVENTORIES

Inventories consisted of the following components (dollars in millions):

	September 30, 2017	December 31, 2016
Purchased parts and raw materials	$72	$57
Work in progress	8	5
Service parts	46	43
Finished goods	30	21

Total inventories	$156	$126

Inventory components shipped to third parties, primarily cores, parts to re-manufacturers, and parts to contract manufacturers, which the Company has an obligation to buy back, are included in purchased parts and raw materials, with an offsetting liability in Other current liabilities. See NOTE J, “Other Current Liabilities” for more information.

NOTE D.	GOODWILL AND OTHER INTANGIBLE ASSETS

As of September 30, 2017 and December 31, 2016, the carrying amount of the Company’s Goodwill was $1,941 million. The following presents a summary of other intangible assets (dollars in millions):

	September 30, 2017			December 31, 2016
	Intangible assets, gross	Accumulated amortization	Intangible assets, net	Intangible assets, gross	Accumulated amortization	Intangible assets, net
Other intangible assets:
Trade name	$790	$—	$790	$790	$—	$790
Customer relationships — defense	62	(37)	25	62	(35)	27
Customer relationships — commercial	832	(562)	270	832	(526)	306
Proprietary technology	476	(386)	90	476	(358)	118
Non-compete agreement	17	(17)	—	17	(16)	1
Patented technology — defense	28	(28)	—	28	(28)	—
Tooling rights	5	(5)	—	5	(5)	—

Total	$2,210	$(1,035)	$1,175	$2,210	$(968)	$1,242

As of September 30, 2017 and December 31, 2016, the net carrying value of our Goodwill and other intangible assets was $3,116 million and $3,183 million, respectively.

Amortization expense related to other intangible assets for the next five fiscal years is expected to be (dollars in millions):

	2018	2019	2020	2021	2022
Amortization expense	$87	$86	$50	$45	$43

NOTE E.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Level 3 — Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At each balance sheet date, the Company performs an analysis of all instruments subject to authoritative accounting guidance and includes, in Level 3, all of those whose fair value is based on significant unobservable inputs. As of September 30, 2017 and December 31, 2016, the Company did not have any Level 3 financial assets or liabilities.

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

The following table summarizes the fair value of the Company’s financial assets and (liabilities) as of September 30, 2017 and December 31, 2016 (dollars in millions):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		TOTAL
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Rabbi trust assets	$8	$5	$—	$—	$8	$5
Deferred compensation obligation	(8)	(5)	—	—	(8)	(5)
Cash equivalents	—	81	—	—	—	81
Available-for-sale securities	—	2	—	—	—	2
Derivative liabilities, net	—	—	(19)	(29)	(19)	(29)

Total	$—	$83	$(19)	$(29)	$(19)	$54

NOTE F.	DEBT

Long-term debt and maturities are as follows (dollars in millions):

	September 30, 2017	December 31, 2016
Long-term debt:
Senior Secured Credit Facility Term B-3 Loan, variable, due 2022	$1,179	$1,188
Senior Notes, fixed 5.0%, due 2024	1,000	1,000
Senior Notes, fixed 4.75%, due 2027	400	—

Total long-term debt	$2,579	$2,188
Less: current maturities of long-term debt	12	12
deferred financing costs, net	31	29

Total long-term debt, net	$2,536	$2,147

As of September 30, 2017, the Company had $2,579 million of indebtedness associated with Allison Transmission, Inc.’s (“ATI”), the Company’s wholly-owned subsidiary, 5.0% Senior Notes due September 2024 (“5.0% Senior Notes”), ATI’s 4.75% Senior Notes due October 2027 (“4.75% Senior Notes”) and ATI’s Senior Secured Credit Facility (“Senior Secured Credit Facility”), which consists of the Senior Secured Credit Facility Term B-3 Loan due 2022 (“Term B-3 Loan”) and the Senior Secured Credit Facility revolving credit facility due 2021 (“Revolving Credit Facility”).

The fair value of the Company’s long-term debt obligations as of September 30, 2017 was $2,623 million. The fair value is based on quoted Level 2 market prices of the Company’s debt as of September 30, 2017. It is not expected that the Company would be able to repurchase a significant amount of its debt at these levels. The difference between the fair value and carrying value of the long-term debt is driven primarily by trends in the financial markets.

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

In September 2017, ATI entered into a joinder agreement with the lenders under its Senior Secured Credit Facility to increase the available commitments under the Revolving Credit Facility from $450 million to $550 million. The joinder agreement was treated as a modification to the Revolving Credit Facility under GAAP.

The Senior Secured Credit Facility is collateralized by a lien on substantially all assets of the Company including all of ATI’s capital stock and all of the capital stock or other equity interest held by the Company, ATI and each of the Company’s existing and future U.S. subsidiary guarantors (subject to certain limitations for equity interests of foreign subsidiaries and other exceptions set forth in the terms of the Senior Secured Credit Facility). Interest on the Term B-3 Loan, as of September 30, 2017, is either (a) 2.00% over the LIBOR or (b) 1.00% over the greater of the prime lending rate as quoted by the administrative agent and the federal funds effective rate published by the Federal Reserve Bank of New York plus 0.5%, provided that neither is below 1.00%. As of September 30, 2017, the Company elected to pay the lowest all-in rate of LIBOR plus the applicable margin, or 3.24%, on the Term B-3 Loan. The Senior Secured Credit Facility requires minimum quarterly principal payments on the Term B-3 Loan as well as prepayments from certain net cash proceeds of non-ordinary course asset sales and casualty and condemnation events and from a percentage of excess cash flow, if applicable. The minimum required quarterly principal payment on the Term B-3 Loan through its maturity date of September 2022 is $3 million. As of September 30, 2017, there had been no payments required for certain net cash proceeds of non-ordinary course asset sales and casualty and condemnation events. The remaining principal balance is due upon maturity.

The Senior Secured Credit Facility also provides a Revolving Credit Facility, net of an allowance for up to $75 million in outstanding letters of credit commitments. Throughout the nine months ended September 30, 2017, the Company made periodic withdrawals and payments on the Revolving Credit Facility as part of its debt management plans. The maximum amount outstanding at any time during the nine months ended September 30, 2017 on the Revolving Credit Facility was $300 million. As of September 30, 2017, the Company had $533 million available under the Revolving Credit Facility, net of $17 million in letters of credit. Revolving credit borrowings bear interest at a variable base rate plus an applicable margin based on the Company’s total leverage ratio. Interest on the Revolving Credit Facility is either (a) 1.75% over the LIBOR or (b) 0.75% over the greater of the prime lending rate in effect on such day and the federal funds effective rate published by the Federal Reserve Bank of New York plus 0.5%, provided that neither is below 1.75%. In addition, there is an annual commitment fee, based on the Company’s total leverage ratio, on the average unused revolving credit borrowings available under the Revolving Credit Facility. Revolving credit borrowings are payable at the option of the Company throughout the term of the Senior Secured Credit Facility with the balance due in September 2021.

The Senior Secured Credit Facility requires the Company to maintain a specified maximum total senior secured leverage ratio of 5.50x when revolving loan commitments remain outstanding on the Revolving Credit Facility at the end of a fiscal quarter. As of September 30, 2017, the Company had no revolving loans outstanding; however the Company would have been in compliance with the maximum total senior secured leverage ratio, achieving a 1.19x ratio. Additionally, within the terms of the Senior Secured Credit Facility, a senior secured leverage ratio at or below 4.00x results in the elimination of excess cash flow payments on the Senior Secured Credit Facility for the applicable year. The Senior Secured Credit Facility also provides certain financial incentives based on our total leverage ratio. A total leverage ratio at or below 4.00x results in a 25 basis point reduction to the applicable margin on the Revolving Credit Facility, and a total leverage ratio at or below 3.50x results in a 12.5 basis point reduction to the Revolving Credit Facility commitment fee and an additional 25 basis point reduction to the applicable margin on the Revolving Credit Facility. These reductions would remain in effect as long as the Company achieves a total leverage ratio at or below the related threshold. As of September 30, 2017, the total leverage ratio was 2.90x.

In addition, the Senior Secured Credit Facility, among other things, includes customary restrictions (subject to certain exceptions) on the Company’s ability to incur certain indebtedness, grant certain liens, make certain investments, declare or pay certain dividends, or repurchase shares of the Company’s common stock. As of September 30, 2017, the Company is in compliance with all covenants under the Senior Secured Credit Facility.

5.0% Senior Notes

The 5.0% Senior Notes are unsecured and are guaranteed by each of ATI’s domestic subsidiaries that is a borrower under or guarantees the Senior Secured Credit Facility and are unconditionally guaranteed, jointly and severally, by any of ATI’s future domestic subsidiaries that are borrowers under or guarantee the Senior Secured Credit Facility. None of ATI’s domestic subsidiaries currently guarantee its obligations under the Senior Secured Credit Facility, and therefore none of ATI’s domestic subsidiaries currently guarantee the 5.0% Senior Notes. The indenture governing the 5.0% Senior Notes contains negative covenants restricting or limiting the Company’s ability to, among other things: incur or guarantee additional indebtedness, incur liens, pay dividends on, redeem or repurchase the Company’s capital stock, make certain investments, permit payment or dividend restrictions on certain of the Company’s subsidiaries, sell assets, engage in certain transactions with affiliates, and consolidate or merge or sell all or substantially all of the Company’s assets. As of September 30, 2017, the Company is in compliance with all covenants under the indenture governing the 5.0% Senior Notes.

4.75% Senior Notes

In September 2017, ATI completed an offering of $400 million of 4.75% Senior Notes. The 4.75% Senior Notes were offered in a private placement exempt from registration under the Securities Act of 1933, as amended. The proceeds from the offering were used for general corporate purposes and to pay related transaction fees and expenses. As a result of the offering, the Company recorded approximately $5 million as deferred financing fees in the Condensed Consolidated Balance Sheets.

The 4.75% Senior Notes are unsecured and are guaranteed by each of ATI’s domestic subsidiaries that is a borrower under or guarantees the Senior Secured Credit Facility and are unconditionally guaranteed, jointly and severally, by any of ATI’s future domestic subsidiaries that are borrowers under or guarantee the Senior Secured Credit Facility. None of ATI’s domestic subsidiaries currently guarantee its obligations under the Senior Secured Credit Facility, and therefore none of ATI’s domestic subsidiaries currently guarantee the 4.75% Senior Notes. The indenture governing the 4.75% Senior Notes contains negative covenants restricting or limiting the Company’s ability to, among other things: incur or guarantee additional indebtedness, incur liens, pay dividends on, redeem or repurchase the Company’s capital stock, make certain investments, permit payment or dividend restrictions on certain of the Company’s subsidiaries, sell assets, engage in certain transactions with affiliates, and consolidate or merge or sell all or substantially all of the Company’s assets. As of September 30, 2017, the Company is in compliance with all covenants under the indenture governing the 4.75% Senior Notes.

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

A summary of the Company’s interest rate derivatives as of September 30, 2017 and December 31, 2016 follows (dollars in millions):

	September 30, 2017		December 31, 2016
	Notional Amount	Fair Value	Notional Amount	Fair Value
3.44% Interest Rate Swap L, Aug 2016 – Aug 2019*	$75	$(2)	$75	$(4)
3.43% Interest Rate Swap M, Aug 2016 – Aug 2019*	100	(3)	100	(5)
3.37% Interest Rate Swap N, Aug 2016 – Aug 2019*	75	(2)	75	(3)
3.19% Interest Rate Swap O, Aug 2016 – Aug 2019*	75	(2)	75	(3)
3.08% Interest Rate Swap P, Aug 2016 – Aug 2019*	75	(2)	75	(3)
2.99% Interest Rate Swap Q, Aug 2016 – Aug 2019*	50	(1)	50	(2)
2.98% Interest Rate Swap R, Aug 2016 – Aug 2019*	50	(1)	50	(2)
2.73% Interest Rate Swap S, Aug 2016 – Aug 2019*	50	(1)	50	(1)
2.74% Interest Rate Swap T, Aug 2016 – Aug 2019*	75	(2)	75	(2)
2.66% Interest Rate Swap U, Aug 2016 – Aug 2019*	50	(1)	50	(1)
2.60% Interest Rate Swap V, Aug 2016 – Aug 2019*	50	(1)	50	(1)
2.40% Interest Rate Swap W, Aug 2016 – Aug 2019*	25	—	25	(1)
2.25% Interest Rate Swap X, Aug 2016 – Aug 2019*	50	(1)	50	(1)

* includes LIBOR floor of 1.00%	$800	$(19)	$800	$(29)

The following tabular disclosures further describe the Company’s interest rate derivative instruments and their impact on the financial condition of the Company (dollars in millions):

	September 30, 2017		December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Interest rate swaps	Other current liabilities	$(10)	Other current liabilities	$(11)
	Other non-current liabilities	(9)	Other non-current liabilities	(18)

Total derivatives not designated as hedging instruments		$(19)		$(29)

The following tabular disclosure describes the location and impact on the Company’s results of operations related to unrealized gain (loss) on interest rate derivatives (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Location of impact on results of operations
Interest expense, net	$4	$3	$9	$(12)

NOTE H.	PRODUCT WARRANTY LIABILITIES

Product warranty liability activities consist of the following (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Beginning balance	$55	$70	$63	$78
Payments	(8)	(7)	(23)	(26)
Increase in liability (warranty issued during period)	4	4	13	12
Net adjustments to liability	(2)	3	(4)	6

Ending balance	$49	$70	$49	$70

As of September 30, 2017, the current and non-current product warranty liabilities were $22 million and $27 million, respectively. As of September 30, 2016, the current and non-current product warranty liabilities were $28 million and $42 million, respectively.

NOTE I.	DEFERRED REVENUE

As of September 30, 2017, the current and non-current deferred revenue were $33 million and $75 million, respectively. As of September 30, 2016, the current and non-current deferred revenue were $24 million and $61 million, respectively.

Deferred revenue activity consists of the following (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Beginning balance	$96	$84	$94	$79
Increases	21	7	35	23
Revenue earned	(9)	(6)	(21)	(17)

Ending balance	$108	$85	$108	$85

Deferred revenue recorded in current and non-current liabilities related to extended transmission coverage (“ETC”) as of September 30, 2017 were $29 million and $70 million, respectively. Deferred revenue recorded in current and non-current liabilities related to ETC as of September 30, 2016 were $24 million and $61 million, respectively.

NOTE J.	OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (dollars in millions):

	As of September 30, 2017	As of December 31, 2016
Payroll and related costs	$67	$52
Sales allowances	32	24
Accrued interest payable	28	17
Taxes payable	19	10
Vendor buyback obligation	13	13
Derivative liabilities	11	11
Defense price reduction reserve	9	9
Other accruals	14	14

Total	$193	$150

NOTE K.	EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost consist of the following (dollars in millions):

	Pension Plans		Post-retirement Benefits
	Three months ended September 30,		Three months ended September 30,
	2017	2016	2017	2016
Net periodic benefit cost:
Service cost	$3	$3	$—	$1
Interest cost	1	2	2	1
Expected return on assets	(1)	(2)	—	—
Prior service cost	—	—	(1)	(1)

Net periodic benefit cost	$3	$3	$1	$1

	Pension Plans		Post-retirement Benefits
	Nine months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net periodic benefit cost:
Service cost	$9	$9	$1	$2
Interest cost	4	5	5	5
Expected return on assets	(5)	(5)	—	—
Prior service cost	—	—	(3)	(3)

Net periodic benefit cost	$8	$9	$3	$4

NOTE L.	INCOME TAXES

For the three and nine months ended September 30, 2017, the Company recorded total tax expense of $59 million and $154 million, respectively. The effective tax rate for both the three and nine months ended September 30, 2017 was 35%. For the three and nine months ended September 30, 2016, the Company recorded total tax expense of $26 million and $93 million, respectively. The effective tax rate for the three and nine months ended September 30, 2016 was 37% and 38%, respectively. The decrease in effective tax rate for the three and nine months ended September 30, 2017 was principally driven by increased U.S. income tax deductions and discrete activity related to excess tax benefit from stock-based compensation.

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

In accordance with the FASB’s authoritative guidance on accounting for uncertainty in income taxes, the Company has recorded a liability for unrecognized tax benefits related to a 2010 Research & Development Credit as of September 30, 2017 and December 31, 2016. The accounting guidance prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. All of the Company’s returns will remain subject to examination by the various taxing authorities for the duration of the applicable statute of limitations (generally three years from the later of the date of filing or the due date of the return).

NOTE M.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables reconcile changes in Accumulated other comprehensive loss (“AOCL”) by component (net of tax, dollars in millions):

	Three months ended
	Available-for- sale securities	Defined benefit pension items	Foreign currency items	Total
AOCL as of June 30, 2016	$(6)	$(21)	$(30)	$(57)

Other comprehensive loss before reclassifications	—	—	1	1
Amounts reclassified from AOCL	—	(1)	—	(1)
Income tax	—	—	—	—

Net current period other comprehensive (loss) income	$—	$(1)	$1	$—

AOCL as of September 30, 2016	$(6)	$(22)	$(29)	$(57)

AOCL as of June 30, 2017	$(8)	$(19)	$(30)	$(57)

Other comprehensive (loss) income before reclassifications	(1)	—	6	5
Amounts reclassified from AOCL	—	(1)	—	(1)
Income tax	1	—	—	1

Net current period other comprehensive (loss) income	$—	$(1)	$6	$5

AOCL as of September 30, 2017	$(8)	$(20)	$(24)	$(52)

	Nine months ended
	Available-for- sale securities	Defined benefit pension items	Foreign currency items	Total
AOCL as of December 31, 2015	$(6)	$(20)	$(33)	$(59)

Other comprehensive loss before reclassifications	—	—	4	4
Amounts reclassified from AOCL	—	(3)	—	(3)
Income tax	—	1	—	1

Net current period other comprehensive (loss) income	$—	$(2)	$4	$2

AOCL as of September 30, 2016	$(6)	$(22)	$(29)	$(57)

AOCL as of December 31, 2016	$(7)	$(18)	$(38)	$(63)

Other comprehensive (loss) income before reclassifications	(2)	—	14	12
Amounts reclassified from AOCL	—	(3)	—	(3)
Income tax	1	1	—	2

Net current period other comprehensive (loss) income	$(1)	$(2)	$14	$11

AOCL as of September 30, 2017	$(8)	$(20)	$(24)	$(52)

	Amounts reclassified from AOCL		Affected line item in the Condensed Consolidated Statements of Comprehensive Income
AOCL Components	Three months ended September 30, 2017	Three months ended September 30, 2016
Amortization of defined benefit pension items:
Prior service cost	$1	$1	Cost of sales

Total reclassifications, before tax	$1	$1	Income before income taxes
Income tax	—	—	Income tax expense

Total reclassifications	$1	$1	Net of tax

	Amounts reclassified from AOCL
AOCL Components	Nine months ended September 30, 2017	Nine months ended September 30, 2016	Affected line item in the Condensed Consolidated Statements of Comprehensive Income
Amortization of defined benefit pension items:
Prior service cost	$3	$3	Cost of sales

Total reclassifications, before tax	$3	$3	Income before income taxes
Income tax	(1)	(1)	Income tax expense

Total reclassifications	$2	$2	Net of tax

Prior service cost is included in the computation of the Company’s net periodic benefit cost. Please see NOTE K “Employee Benefit Plans” for additional details.

NOTE N.	COMMITMENTS AND CONTINGENCIES

Environmental Matters

The Company has an agreement with the Environmental Protection Agency to perform remedial activities at the Company’s Indianapolis, Indiana manufacturing facilities related to historical soil and groundwater contamination. As of September 30, 2017, the Company had a liability recorded in the amount of $13 million.

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

The Company presents both basic and diluted earnings per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted EPS is calculated by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during the reporting period that are calculated using the treasury stock method for stock-based awards. The treasury stock method assumes that the Company uses the proceeds from the exercise of awards to repurchase common stock at the average market price during the period. The assumed proceeds under the treasury stock method include the purchase price that the grantee will pay in the future, compensation cost for future service that the Company has not yet recognized and any tax benefits generated when the award generates a tax deduction. If there would be a shortfall, such an amount would be a reduction of the proceeds to the extent of the gains. The diluted weighted-average common shares outstanding exclude the anti-dilutive effect of certain stock options since such options had an exercise price in excess of the monthly average market value of our common stock. For each of the three months and nine months ended September 30, 2017, 0.2 million outstanding stock options were not included in the diluted EPS calculation because they were anti-dilutive. For each of the three months and nine months ended September 30, 2016, 0.6 million outstanding stock options were not included in the diluted EPS calculation because they were anti-dilutive.

The following table reconciles the numerators and denominators used to calculate basic EPS and diluted EPS (in millions, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net income	$111	$45	$289	$154

Weighted average shares of common stock outstanding	146	167	152	169
Dilutive effect stock-based awards	1	1	1	1

Diluted weighted average shares of common stock outstanding	147	168	153	170

Basic earnings per share attributable to common stockholders	$0.75	$0.27	$1.91	$0.91

Diluted earnings per share attributable to common stockholders	$0.75	$0.27	$1.90	$0.91

NOTE P.	COMMON STOCK

The Company’s current stock repurchase program was announced on November 14, 2016. The Board of Directors authorized the Company to repurchase up to $1,000 million of its common stock on the open market or through privately negotiated transactions through December 31, 2019. The timing and amount of stock purchases are subject to market conditions and corporate needs. This stock repurchase program may be extended, modified, suspended or discontinued at any time at the Company’s discretion. During the three and nine months ended September 30, 2017, the Company repurchased approximately $239 million and $778 million, respectively, of its common stock under the repurchase program.

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

Trends Impacting Our Business

Our net sales are driven by commercial vehicle production, which tends to be correlated to macroeconomic conditions. Our 2017 net sales reflect stronger demand for North America Off-Highway service parts, global On-Highway products and global Off-Highway products.

Third Quarter Net Sales by End Market (in millions)

End Market	Q3 2017 Net Sales	Q3 2016 Net Sales	% Variance
North America On-Highway	$282	$224	26%
North America Electric Hybrid-Propulsion Systems for Transit Bus	19	8	138%
North America Off-Highway	17	1	1,600%
Defense	35	25	40%
Outside North America On-Highway	89	78	14%
Outside North America Off-Highway	14	2	600%
Service Parts, Support Equipment and Other	139	96	45%

Total Net Sales	$595	$434	37%

North America On-Highway end market net sales were up 26% for the third quarter 2017 compared to the third quarter 2016, principally driven by higher demand for Rugged Duty Series and Highway Series models.

North America Electric Hybrid-Propulsion Systems for Transit Bus end market net sales were up $11 million for the third quarter 2017 compared to the third quarter 2016, principally driven by the timing of certain transit property orders.

North America Off-Highway end market net sales were up $16 million for the third quarter 2017 compared to the third quarter 2016, principally driven by higher demand from hydraulic fracturing applications.

Defense end market net sales were up $10 million for the third quarter 2017 compared to the third quarter 2016, principally driven by higher demand.

Outside North America On-Highway end market net sales were up 14% for the third quarter 2017 compared to the third quarter 2016, principally driven by higher demand in Asia and Europe.

Outside North America Off-Highway end market net sales were up $12 million for the third quarter 2017 compared to the third quarter 2016, principally driven by improved demand in the mining and energy sectors.

Service Parts, Support Equipment and Other end market net sales were up 45% for the third quarter 2017 compared to the third quarter 2016, principally driven by higher demand for North America Off-Highway service parts, global On-Highway service parts and global support equipment.

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

Cost of sales

Our primary components of cost of sales are purchased parts, the overhead expense related to our manufacturing operations and direct labor associated with the manufacture and assembly of transmissions and parts. For the nine months ended September 30, 2017, direct material costs were approximately 70%, overhead costs were approximately 24%, and direct labor costs were approximately 6% of total cost of sales. We are subject to changes in our cost of sales caused by movements in underlying commodity prices. We seek to hedge against this risk by using commodity swap contracts and long-term supply agreements (“LTSAs”). See Part I, Item 3 “Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk” included below.

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

The following is a reconciliation of Net income to Adjusted EBITDA and Adjusted EBITDA margin and a reconciliation of Net cash provided by operating activities to Adjusted free cash flow:

	Three months ended September 30,		Nine months ended September 30,
(unaudited, dollars in millions)	2017	2016	2017	2016
Net income (GAAP)	$111	$45	$289	$154
plus:
Income tax expense	59	26	154	93
Interest expense, net	26	22	78	84
Amortization of intangible assets	22	23	67	69
Depreciation of property, plant and equipment	21	21	60	63
Stock-based compensation expense (a)	2	2	8	6
Dual power inverter module units extended coverage (b)	(2)	—	(2)	1
Unrealized loss (gain) on foreign exchange (c)	2	(1)	1	1
Technology-related investment expense (d)	—	1	3	1
Expenses related to long-term debt refinancing (e)	—	12	—	12
Unrealized gain on commodity hedge contracts (f)	—	—	—	(2)
Stockholder activism expenses (g)	—	—	—	4

Adjusted EBITDA (Non-GAAP)	$241	$151	$658	$486

Net sales (GAAP)	$595	$434	$1,674	$1,371
Adjusted EBITDA margin (Non-GAAP)	40.5%	34.7%	39.3%	35.4%

Net cash provided by operating activities (GAAP)	$215	$128	$492	$416
(Deductions) or additions to reconcile to Adjusted free cash flow:
Additions of long-lived assets	(20)	(14)	(40)	(36)
Stockholder activism expenses (g)	—	—	—	4
Excess tax benefit from stock-based compensation (h)	—	1	—	1

Adjusted free cash flow (Non-GAAP)	$195	$115	$452	$385

(a)	Represents employee stock compensation expense (recorded in Cost of sales, Selling, general and administrative, and Engineering – research and development).
(b)	Represents an adjustment (recorded in Selling, general and administrative) associated with the Dual Power Inverter Module (“DPIM”) extended coverage program liability. The DPIM liability will continue to be reviewed for any changes in estimates as additional claims data and field information become available.
(c)	Represents losses (gains) (recorded in Other (expense) income, net) on intercompany financing transactions related to investments in plant assets for our India facility.
(d)	Represents a charge (recorded in Other (expense) income, net) for investments in co-development agreements to expand our position in transmission technologies.

(e)	Represents expenses related to the refinancing of ATI’s, our wholly-owned subsidiary, Senior Secured Credit Facility in the third quarter of 2016.
(f)	Represents unrealized gains (recorded in Other (expense) income, net) on the mark-to-market of our commodity hedge contracts.
(g)	Represents expenses (recorded in Selling, general and administrative) directly associated with stockholder activism activity including the notice, and subsequent withdrawal, of director nomination and governance proposals by Ashe Capital Management, LP.
(h)	Represents the amount of tax benefit (recorded in Income tax expense) related to stock-based compensation adjusted from cash flows from operating activities to cash flows from financing activities.

Results of Operations

Comparison of three months ended September 30, 2017 and 2016

The following table sets forth certain financial information for the three months ended September 30, 2017 and 2016. The following table and discussion should be read in conjunction with the information contained in our condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Three months ended September 30,
(unaudited, dollars in millions)	2017	% of net sales	2016	% of net sales
Net sales	$595	100%	$434	100%
Cost of sales	293	49	230	53

Gross profit	302	51	204	47
Operating expenses:
Selling, general and administrative expenses	78	13	79	18
Engineering — research and development	26	5	21	5

Total operating expenses	104	18	100	23

Operating income	198	33	104	24
Interest expense, net	(26)	(4)	(22)	(5)
Expenses related to long-term debt refinancing	—	—	(12)	(3)
Other (expense) income, net	(2)	—	1	—

Income before income taxes	170	29	71	16
Income tax expense	(59)	(10)	(26)	(6)

Net income	$111	19%	$45	10%

Net sales

Net sales for the quarter ended September 30, 2017 were $595 million compared to $434 million for the quarter ended September 30, 2016, an increase of 37%. The increase was principally driven by a $58 million, or 26%, increase in net sales in the North America On-Highway end market principally driven by higher demand for Rugged Duty Series and Highway Series models, a $43 million, or 45%, increase in net sales in the Service Parts, Support Equipment and Other end market principally driven by higher demand for North America Off-Highway service parts, global On-Highway service parts and global support equipment, a $16 million increase in net sales in the North America Off-Highway end market principally driven by higher demand from hydraulic fracturing applications, a $12 million increase in net sales in the Outside North America Off-Highway end market principally driven by improved demand in the mining and energy sectors, an $11 million, or 14%, increase in net sales in the Outside North America On-Highway end market principally driven by higher demand in Asia and Europe, an $11 million increase in net sales in the North America Electric Hybrid-Propulsion Systems for Transit Bus end market principally driven by the timing of certain transit property orders, and a $10 million, or 40%, increase in net sales in the Defense end market principally driven by higher demand.

Cost of sales

Cost of sales for the quarter ended September 30, 2017 was $293 million compared to $230 million for the quarter ended September 30, 2016, an increase of 27%. The increase was principally driven by increased material costs and manufacturing expenses commensurate with increased net sales and $2 million of higher incentive compensation expense.

Gross profit

Gross profit for the quarter ended September 30, 2017 was $302 million compared to $204 million for the quarter ended September 30, 2016, an increase of 48%. The increase was principally driven by $101 million related to increased net sales and $7 million of price increases on certain products, partially offset by $4 million of unfavorable material costs, $4 million of increased manufacturing expense commensurate with increased net sales and $2 million of higher incentive compensation expense. Gross profit as a percent of net sales for the quarter was higher than for the same period in 2016 principally driven by favorable sales volume and price increases on certain products, partially offset by unfavorable material costs and higher incentive compensation expense.

Selling, general and administrative

Selling, general and administrative expenses for the quarter ended September 30, 2017 were $78 million compared to $79 million for the quarter ended September 30, 2016, a decrease of 1%. The decrease was principally driven by $3 million of favorable product warranty adjustments and $3 million of favorable DPIM adjustments, partially offset by increased commercial activities spending and $2 million of higher incentive compensation expense.

Engineering — research and development

Engineering expenses for the quarter ended September 30, 2017 were $26 million compared to $21 million for the quarter ended September 30, 2016, an increase of 24%. The increase was principally driven by increased product initiatives spending and $2 million of higher incentive compensation expense.

Interest expense, net

Interest expense, net for the quarter ended September 30, 2017 was $26 million compared to $22 million for the quarter ended September 30, 2016, an increase of 18%. The increase was principally driven by $12 million of higher interest expense for ATI’s 5.0% Senior Notes due September 2024 (“5.0% Senior Notes”) that were issued in September 2016, $1 million of interest expense related to revolving loans outstanding on our Revolving Credit Facility and $1 million of higher interest expense for our interest rate derivatives that became effective in August 2016, partially offset by $10 million of lower interest expense as a result of debt repayments related to ATI’s Term B-3 Loan, $1 million of favorable mark-to-market adjustments for our interest rate derivatives and $1 million of lower amortization of deferred financing fees.

Expenses related to long-term debt refinancing

In September 2016, we refinanced our Senior Secured Credit Facility, resulting in a one-time expense of $12 million for the three months ended September 30, 2016.

Other (expense) income, net

Other (expense) income, net for the quarter ended September 30, 2017 was ($2) million compared to $1 million for the quarter ended September 30, 2016. The change in Other (expense) income, net was principally driven by $2 million of 2017 losses on intercompany financing, $1 million of 2016 gains on intercompany financing and $1 million of higher foreign exchange losses, partially offset by $1 million of 2016 technology-related investment expense for investments in co-development agreements to expand our position in transmission technologies.

Income tax expense

Income tax expense for the quarter ended September 30, 2017 was $59 million resulting in an effective tax rate of 35% versus an effective tax rate of 37% for the quarter ended September 30, 2016. The decrease in the effective tax rate was principally driven by increased U.S. income tax deductions and discrete activity related to excess tax benefit from stock-based compensation.

Comparison of nine months ended September 30, 2017 and 2016

The following table sets forth certain financial information for the nine months ended September 30, 2017 and 2016. The following table and discussion should be read in conjunction with the information contained in our condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Nine months ended September 30,
(unaudited, dollars in millions)	2017	% of net sales	2016	% of net sales
Net sales	$1,674	100%	$1,371	100%
Cost of sales	831	50	725	53

Gross profit	843	50	646	47
Operating expenses:
Selling, general and administrative expenses	245	15	240	17
Engineering — research and development	74	4	64	5

Total operating expenses	319	19	304	22

Operating income	524	31	342	25
Interest expense, net	(78)	(5)	(84)	(6)
Expenses related to long-term debt refinancing	—	—	(12)	(1)
Other (expense) income, net	(3)	—	1	—

Income before income taxes	443	26	247	18
Income tax expense	(154)	(9)	(93)	(7)

Net income	$289	17%	$154	11%

Net sales

Net sales for the nine months ended September 30, 2017 were $1,674 million compared to $1,371 million for the nine months ended September 30, 2016, an increase of 22%. The increase was principally driven by a $123 million, or 46%, increase in net sales in the Service Parts, Support Equipment and Other end market principally driven by higher demand for North America service parts and global support equipment, a $91 million, or 12%, increase in net sales in the North America On-Highway end market principally driven by higher demand for Rugged Duty Series and Highway Series models, a $24 million, or 11%, increase in net sales in the Outside North America On-Highway end market principally driven by higher demand in Asia and Europe, a $22 million increase in net sales in the Outside North America Off-Highway end market principally driven by higher demand in the mining and energy sectors, a $16 million increase in net sales in the North America Off-Highway end market principally driven by higher demand from hydraulic fracturing applications, a $14 million, or 18%, increase in net sales in the Defense end market principally driven by higher demand, and a $13 million, or 32%, increase in net sales in the North America Electric Hybrid-Propulsion Systems for Transit Bus end market principally driven by the timing of certain transit property orders.

Cost of sales

Cost of sales for the nine months ended September 30, 2017 was $831 million compared to $725 million for the nine months ended September 30, 2016, an increase of 15%. The increase was principally driven by increased material costs and manufacturing expenses commensurate with increased net sales and $9 million of higher incentive compensation expense.

Gross profit

Gross profit for the nine months ended September 30, 2017 was $843 million compared to $646 million for the nine months ended September 30, 2016, an increase of 30%. The increase was principally driven by $184 million related to increased net sales and $29 million of price increases on certain products, partially offset by $9 million of higher incentive compensation expense, $5 million of unfavorable material costs, and $2 million of higher manufacturing expense commensurate with increased net sales. Gross profit as a percent of net sales for the nine months ended September 30, 2017 was higher than for the same period in 2016 principally driven by increased sales volume and price increases on certain products, partially offset by higher incentive compensation expense and unfavorable material costs.

Selling, general and administrative

Selling, general and administrative expenses for the nine months ended September 30, 2017 were $245 million compared to $240 million for the nine months ended September 30, 2016, an increase of 2%. The increase was principally driven by $13 million of higher incentive compensation expense, $2 million of higher stock-based compensation expense and increased commercial activities spending, partially offset by $7 million of favorable product warranty adjustments, $4 million of stockholder activism expenses in 2016 that did not recur in 2017 and $4 million of favorable DPIM adjustments.

Engineering — research and development

Engineering expenses for the nine months ended September 30, 2017 were $74 million compared to $64 million for the nine months ended September 30, 2016, an increase of 16%. The increase was principally driven by $5 million of higher incentive compensation expense and increased product initiatives spending.

Interest expense, net

Interest expense, net for the nine months ended September 30, 2017 was $78 million compared to $84 million for the nine months ended September 30, 2016, a decrease of 7%. The decrease was principally driven by $35 million of lower interest expense as a result of debt repayments related to ATI’s Term B-3 Loan, $21 million of favorable mark-to-market adjustments for our interest rate derivatives and $2 million of lower deferred financing fees, partially offset by $37 million of interest expense for ATI’s 5.0% Senior Notes that were issued in September 2016, $9 million of higher interest expense for our interest rate derivatives that became effective in August 2016 and $4 million of interest expense related to revolving loans outstanding on our Revolving Credit Facility.

Expenses related to long-term debt refinancing

In September 2016, we refinanced our Senior Secured Credit Facility, resulting in a one-time expense of $12 million for the nine months ended September 30, 2016.

Other (expense) income, net

Other (expense) income, net for the nine months ended September 30, 2017 was ($3) million compared to $1 million for the nine months ended September 30, 2016. The change in Other (expense) income, net was principally driven by $2 million of higher technology-related investment expense for investments in co-development agreements to expand our position in transmission technologies, $1 million of higher foreign exchange losses and $1 million of higher losses on intercompany financing.

Income tax expense

Income tax expense for the nine months ended September 30, 2017 was $154 million resulting in an effective tax rate of 35% versus an effective tax rate of 38% for the nine months ended September 30, 2016. The decrease in the effective tax rate was principally driven by increased U.S. income tax deductions and discrete activity related to excess tax benefit from stock-based compensation.

Liquidity and Capital Resources

We generate cash primarily from our operating activities to fund our operating, investing and financing activities. Our principal uses of cash are operating expenses, capital expenditures, debt service, stock repurchases, dividends on common stock and working capital needs. We had total available cash and cash equivalents of $210 million and $205 million as of September 30, 2017 and December 31, 2016, respectively. Of the available cash and cash equivalents, approximately $210 million and $124 million were deposited in operating accounts as of September 30, 2017 and December 31, 2016, respectively, while approximately $81 million were invested in U.S. government backed securities as of December 31, 2016.

As of September 30, 2017, the total of cash and cash equivalents held by foreign subsidiaries was $71 million, the majority of which was located in Europe and China. The geographic location of our cash aligns with our business growth strategy. We manage our worldwide cash requirements considering available funds among the subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. As a result, we do not currently anticipate any local liquidity restrictions to preclude us from funding our targeted expectations or operating needs with local resources.

If we distribute our foreign cash balance to the U.S. or to other foreign subsidiaries, we could be required to accrue and pay U.S. taxes. For example, we would be required to accrue and pay additional U.S. taxes if we repatriate earnings from certain foreign subsidiaries whose earnings we have asserted are permanently reinvested outside of the U.S. Foreign earnings for which we assert permanent reinvestment outside the U.S. consist primarily of earnings of our Europe and China subsidiaries. We currently do not foresee a need to repatriate any earnings from these subsidiaries for which we have asserted permanent reinvestment.

Our liquidity requirements are significant, primarily due to our debt service requirements. As of September 30, 2017, we had $1,179 million of indebtedness associated with ATI’s Term B-3 Loan, $1,000 million of indebtedness associated with ATI’s 5.0% Senior Notes and $400 million of indebtedness associated with ATI’s 4.75% Senior Notes due October 2027 (“4.75% Senior Notes”). The minimum required quarterly principal payment on ATI’s Term B-3 Loan through its maturity date of September 2022 is $3 million. There are no required quarterly principal payments on ATI’s 5.0% Senior Notes and 4.75% Senior Notes.

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control. We made principal payments of $293 million and $424 million on the Senior Secured Credit Facility during the three and nine months ended September 30, 2017, respectively. We made principal payments of $1,200 million and $1,212 million on the Senior Secured Credit Facility during the three months and nine months ended September 30, 2016, respectively.

The Senior Secured Credit Facility provides for a $550 million Revolving Credit Facility, net of an allowance for up to $75 million in outstanding letters of credit commitments. Throughout the nine months ended September 30, 2017, we made periodic withdrawals and payments on the Revolving Credit Facility as part of our debt management plans. The maximum amount outstanding at any time during the nine months ended September 30, 2017 on the Revolving Credit Facility was $300 million. As of September 30, 2017, we had $533 million available under the Revolving Credit Facility, net of $17 million in letters of credit. As of September 30, 2017, we had no outstanding revolving loans outstanding. If we have revolving loan commitments outstanding on the Revolving Credit Facility at the end of a fiscal quarter, the Senior Secured Credit Facility requires us to maintain a specified maximum total senior secured leverage ratio of 5.50x. Additionally, within the terms of the Senior Secured Credit Facility, a senior secured leverage ratio at or below 4.00x results in the elimination of excess cash flow payments on the Senior Secured Credit Facility for the applicable year. As of September 30, 2017, our senior secured leverage ratio was 1.19x. The Senior Secured Credit Facility also provides certain financial incentives based on our total leverage ratio. A total leverage ratio at or below 4.00x results in a 25 basis point reduction to the applicable margin on our Revolving Credit Facility, and a total leverage ratio at or below 3.50x results in a 12.5 basis point reduction to the Revolving Credit Facility commitment fee and an additional 25 basis point reduction to the applicable margin on our Revolving Credit Facility. These reductions would remain in effect as long as we achieve a total leverage ratio at or below the related threshold. As of September 30, 2017, our total leverage ratio was 2.90x.

In addition, the Senior Secured Credit Facility includes, among other things, customary restrictions (subject to certain exceptions) on our ability to incur certain indebtedness, grant certain liens, make certain investments, declare or pay certain dividends, or repurchase shares of our common stock. The indentures governing the 5.0% Senior Notes and 4.75% Senior Notes contain negative covenants restricting or limiting our ability to, among other things, incur or guarantee additional indebtedness, incur liens, pay dividends on, redeem or repurchase our capital stock, make certain investments, permit payment or dividend restrictions on certain of our subsidiaries, sell assets, engage in certain transactions with affiliates, and consolidate or merge or sell all or substantially all of our assets. As of September 30, 2017, we are in compliance with all covenants under the Senior Secured Credit Facility and indentures governing the 5.0% Senior Notes and 4.75% Senior Notes.

Our credit ratings are reviewed by Moody’s Investors Service (“Moody’s”) and Fitch Ratings (“Fitch”). In September 2017, our credit ratings were reviewed by Moody’s and Fitch. Moody’s held our corporate rating at ‘Ba2’ and our 5.0% Senior Notes rating at ‘Ba3’, upgraded our Term B-3 Loan rating to ‘Baa3’, and assigned ‘Ba3’ to the 4.75% Senior Notes. Fitch held our corporate rating at ‘BB’, our Term B-3 Loan rating at ‘BB+’, and our 5.0% Senior Notes rating at ‘BB’ and assigned ‘BB’ to the 4.75% Senior Notes.

On November 14, 2016, our Board of Directors authorized us to purchase up to $1,000 million of our common stock under a stock repurchase program. During the three and nine months ended September 30, 2017, we repurchased approximately $239 million and $778 million, respectively, of our common stock under the repurchase program.

The following table shows our sources and uses of funds for the nine months ended September 30, 2017 and 2016 (in millions):

	Nine months ended September 30,
Statements of Cash Flows Data	2017	2016
Cash flows provided by operating activities	$492	$416
Cash flows used for investing activities	$(43)	$(37)
Cash flows used for financing activities	$(447)	$(466)

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

Cash provided by operating activities

Operating activities for the nine months ended September 30, 2017 generated $492 million of cash compared to $416 million for the nine months ended September 30, 2016. The increase was principally driven by increased gross profit, higher accounts payable and higher deferred revenue, partially offset by higher accounts receivable, increased cash income taxes, higher inventories, increased cash interest expense and increased incentive compensation payments.

Cash used for investing activities

Investing activities for the nine months ended September 30, 2017 used $43 million of cash compared to $37 million for the nine months ended September 30, 2016. The increase was principally driven by an increase of $4 million in capital expenditures and an increase of $2 million in technology-related initiatives. The increase in capital expenditures was principally driven by spending related to investments in productivity and replacement programs and higher product initiatives spending.

Cash used for financing activities

Financing activities for the nine months ended September 30, 2017 used $447 million of cash compared to $466 million for the nine months ended September 30, 2016. The decrease was principally driven by $603 million of increased net debt borrowings, $14 million of lower debt financing fees, $8 million of lower dividend payments and $5 million of increased proceeds from common stock issuance, partially offset by $609 million of increased repurchases of common stock.

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

Critical Accounting Policies and Significant Accounting Estimates

A discussion of our critical accounting policies and significant accounting estimates are described in Part II, Item 7 “Management’s Discussion and Analysis” section in our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission on February 24, 2017. The preparation of the condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the applicable reporting period. Actual results could differ materially from these estimates. Changes in estimates are recorded in results of operations in the period that the events or circumstances giving rise to such changes occur. Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported for the nine months ended September 30, 2017.

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

Interest Rate Risk

We are subject to interest rate market risk in connection with a portion of our long-term debt. Our principal interest rate exposure relates to outstanding amounts under our Senior Secured Credit Facility. Our Senior Secured Credit Facility provides for variable rate borrowings of up to $1,712 million including $533 million under our Revolving Credit Facility, net of $17 million of letters of credit. A one-eighth percent increase or decrease in assumed interest rates for the Senior Secured Credit Facility, if fully drawn, as of September 30, 2017 would have an impact of approximately $1 million on interest expense. As of September 30, 2017, we had no outstanding borrowings under our Revolving Credit Facility.

From time to time, we enter into interest rate swap agreements to hedge our variable interest rate debt. Below is a list of our interest rate swaps as of September 30, 2017:

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

Assuming current levels of foreign currency transactions, a 10% aggregate increase or decrease in the Japanese Yen, Euro, Indian Rupee and Chinese Yuan Renminbi would correspondingly change our earnings, net of tax, by an estimated $3 million per year. All other exposure to foreign currencies is considered immaterial.

Commodity Price Risk

We are subject to changes in our cost of sales caused by movements in underlying commodity prices. Approximately two-thirds of our cost of sales consists of purchased components with significant raw material content. A substantial portion of the purchased parts are made of aluminum and steel. The cost of aluminum parts include an adjustment factor on future purchases for fluctuations in aluminum prices based on accepted industry indices. In addition, a substantial amount of steel-based contracts also include an index-based component. As our costs change, we are able to pass through a portion of the changes in commodity prices to certain of our customers according to our LTSAs. We historically have not entered into long-term purchase contracts related to the purchase of aluminum and steel. We currently hold commodity swaps that are intended to hedge forecasted aluminum purchases. Based on our forecasted demand for 2017 and 2018, as of September 30, 2017, the hedge contracts cover approximately 21% and 0% of our aluminum requirements, respectively. We do not hold financial instruments for trading or speculative purposes.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information related to our repurchases of our common stock on a monthly basis for the three months ended September 30, 2017:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans(1)
July 1 – July 31, 2017	1,995,937	$37.80	1,995,937	$323,609,815
August 1 – August 31, 2017	1,868,672	$35.26	1,868,672	$257,716,837
September 1 – September 30, 2017	2,795,216	$34.96	2,795,216	$160,005,528

Total	6,659,825	$35.89	6,659,825

(1)	These values reflect repurchases made under the stock repurchase program approved by the Board of Directors on November 14, 2016 authorizing $1,000 million of repurchases through December 31, 2019.

Item 6. Exhibits

(a) Exhibits

Exhibit Number	Description

4.1	Indenture, dated as of September 26, 2017, between Allison Transmission, Inc. and Wilmington Trust, National Association, as Trustee (including form of Note) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed September 26, 2017)

10.1	Incremental Facility Joinder Agreement, dated as of September 26, 2017, supplementing the Amended and Restated Credit Agreement, dated as of September 23, 2016, among Allison Transmission Holdings, Inc., Allison Transmission, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties thereto as lenders and Citicorp North America, Inc., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 26, 2017)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLISON TRANSMISSION HOLDINGS, INC.

Date: October 31, 2017	By:	/s/ Lawrence E. Dewey
		Name:	Lawrence E. Dewey
		Title:	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: October 31, 2017	By:	/s/ David S. Graziosi
		Name:	David S. Graziosi
		Title:	President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)