Form 10-K
period 2017-12-31
Allison Transmission Holdings Inc
filed 2018-02-15
CIK 1411207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

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

The aggregate market value of the voting and non-voting stock held by non-affiliates was approximately $5,575 million as of June 30, 2017.

As of February 2, 2018, there were 140,066,567 shares of Common Stock outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement for its 2018 annual meeting of stockholders will be incorporated by reference in Part III of this Annual Report on Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. The words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Although forward-looking statements reflect management’s good faith beliefs, reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements speak only as of the date the statements are made. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to: uncertainty in the global regulatory and business environments in which we operate; our participation in markets that are competitive; the highly cyclical industries in which certain of our end users operate; the failure of markets outside North America to increase adoption of fully-automatic transmissions; the concentration of our net sales in our top five customers and the loss of any one of these; future reductions or changes in government subsidies for hybrid vehicles and other external factors impacting demand; U.S. and foreign defense spending; general economic and industry conditions; the discovery of defects in our products, resulting in delays in new model launches, recall campaigns and/or increased warranty costs and reduction in future sales or damage to our brand and reputation; our ability to prepare for, respond to and successfully achieve our objectives relating to technological and market developments, competitive threats and changing customer needs; risks associated with our international operations; labor strikes, work stoppages or similar labor disputes, which could significantly disrupt our operations or those of our principal customers; risks related to our substantial indebtedness; and our intention to pay dividends and repurchase shares of our common stock.

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

We have approximately 2,700 employees and 13 different transmission product lines. Although approximately 79% of revenues were generated in North America in 2017, we have a global presence by serving customers in Europe, Asia, South America and Africa. We serve customers through an independent network of approximately 1,400 independent distributor and dealer locations worldwide.

Our Business

We are the world’s largest manufacturer of fully-automatic transmissions for medium- and heavy-duty commercial vehicles and medium- and heavy-tactical U.S. defense vehicles. Allison transmissions are used in a wide variety of applications, including on-highway trucks (distribution, refuse, construction, fire and emergency), buses (primarily school, transit and electric hybrid-transit), motorhomes, off-highway vehicles and equipment (primarily energy, mining and construction) and defense vehicles (wheeled and tracked). We estimate that globally, in 2017, we sold approximately 60% of all fully-automatic transmissions for medium- and heavy-duty on-highway commercial vehicle applications. We believe the Allison brand is one of the most recognized in our industry as a result of the performance, reliability and fuel efficiency of our transmissions and is associated with high quality, durability, vocational value, technological leadership and superior customer service.

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

Emerging technologies in commercial-duty transmissions and powertrains include dual clutch transmissions (“DCT”) and electric drive powertrains. DCTs are variants of manual transmissions and AMTs that incorporate a “dual clutch” mechanism to facilitate shifting the manual transmission gearbox. Electric drive powertrains are also emerging in certain end markets, such as transit buses, and are in part driven by efforts to reduce fuel consumption and greenhouse gas emissions. Electric drive powertrains differ from “electric hybrid” powertrains because they only propel the vehicle with an electric motor; while “electric hybrids” generally utilize both a conventional internal combustion power source and powertrain as well as the means to propel the vehicle electrically. While both emerging technologies are gaining use in niche automotive markets, they are just beginning to evolve and become proven in commercial vehicle markets.

Fuel efficiency, reduction in fuel consumption and reduced emissions are important considerations for commercial vehicles everywhere and they tend to go together. We believe fuel efficiency, the measure of work performed for a given amount of fuel consumed, is the best method to assess fuel consumption of commercial vehicles as compared to the more commonly-used fuel economy metric of miles-per-gallon (“MPG”). MPG is inadequate for commercial vehicles because it does not encompass two key elements of efficiency that we believe are important to vehicle owners and operators: payload and transport time. For example, if more work can be completed or more payload hauled using the same amount of fuel and/or over a shorter period of time, then we believe the vehicle is more fuel efficient. Since fuel economy only accounts for distance traveled and fuel consumed, ignoring time and work performed, we believe it is therefore an inferior metric to fuel efficiency when it comes to assessing commercial vehicles. Markets, regulations, policies and technology continue to evolve with respect to these topics.

Our Served Markets

We sell our transmissions globally for use in medium- and heavy-duty on-highway commercial vehicles, off-highway vehicles and equipment and defense vehicles. In addition to the sale of transmissions, we also sell branded replacement parts, support equipment and other products necessary to service the installed base of vehicles utilizing our transmissions. The following table provides a summary of our business by end market, for the fiscal year ended December 31, 2017.

	NORTH AMERICA			OUTSIDE NORTH AMERICA		DEFENSE	SERVICE
END MARKET	ON- HIGHWAY	ELECTRIC HYBRID TRANSIT BUS	OFF- HIGHWAY	ON- HIGHWAY	OFF- HIGHWAY		PARTS, SUPPORT EQUIPMENT & OTHER
2017 NET SALES (IN MILLIONS)	$1,106	$71	$51	$344	$41	$117	$532
% OF TOTAL	49%	3%	2%	15%	2%	5%	24%
MARKET POSITION	• #1 supplier of fully-automatic transmissions	• A leading supplier of electric hybrid-propulsion systems	• A leading independent supplier	• #1 supplier of fully-automatic transmissions in China • Established presence in Western Europe	• A leading independent supplier	• #1 supplier of transmissions for the U.S. Department of Defense	• Approximately 1,400 dealers and distributors worldwide
VOCATIONS OR END USE	• Distribution • Emergency • Refuse • Construction • Utility • School, transit, shuttle and coach buses • Motorhome • Metro tractors	• Electric hybrid transit bus • Electric hybrid shuttle bus	• Energy • Mining • Construction • Specialty vehicle	• Distribution • Emergency • Refuse • Construction • Utility • Transit, shuttle and coach buses	• Energy • Mining • Construction • Specialty vehicle	• Medium- and heavy-tactical wheeled platforms • Tracked combat platforms	• Parts • Support equipment • Remanufactured transmissions • Fluids

Refer to NOTE 17, “Concentration of Risk” and NOTE 21, “Geographic Information” in Part II, Item 8, of this Annual Report on Form 10-K for additional information on our significant original equipment manufacturer (“OEM”) customers and net sales by geographical areas.

North America

On-Highway. We are the largest manufacturer of fully-automatic transmissions for the on-highway medium- and heavy-duty commercial vehicle market in North America. The following is a summary of our on-highway net sales by vehicle class in North America.

Our core North American on-highway market includes Class 4-5, Class 6-7 and Class 8 straight trucks, conventional transit, shuttle and coach buses, school buses and motorhomes. Class 8 trucks are subdivided into two markets: straight and tractor. Class 8 straight trucks are those with a unified body (e.g., refuse, construction, and dump trucks), while tractors have a vehicle chassis that is separable from the trailer they pull. We have been supplying transmissions for Class 8 straight trucks for decades, and it is a core end market for us. Today, we have very limited exposure to the Class 8 line-haul tractor market because lower priced manual transmissions and AMTs generally meet the needs of these vehicles which are primarily used in long distance hauling. However, we have identified a portion of the Class 8 tractor market that we call metro tractors that are used in urban environments the majority of the time and developed a fully-automatic transmission (the “TC10”) that meets the unique duty cycle requirements of the Class 8 metro tractor market. Combining the startability and continuous, uninterrupted power qualities of a fully-automatic transmission with the cruising aspects of a manual transmission, the TC10 offers an alternative to traditional manual and automated manual transmissions in tractor applications.

We sell substantially all of our transmissions in the North American on-highway market to OEMs. These OEMs, in turn, install our transmissions in vehicles in which our transmission is either the exclusive transmission available or is specifically requested by end users. In 2017, OEM customers representing over 95% of our North American on-highway unit volume participated in long-term supply agreements (“LTSA”) with us. Generally, these LTSAs offer the OEM customer defined levels of mutual commitment with respect to growing Allison’s presence in the OEMs’ products and promotional efforts, pricing and sharing of commodity cost risk. The length of our LTSAs is typically between three and five years. We often compete in this market against independent manufacturers of manual transmissions, AMTs, DCTs, electric drive systems, fully-automatic transmissions manufactured by Ford Motor Company (“Ford”), ZF Friedrichshafen AG (“ZF”) and Voith GmbH, and against vertically integrated OEMs in certain weight classes that use their own internally manufactured transmissions in certain vehicles.

The following table presents a summary of our competitive position by vehicle class in the North America on-highway end market.

	CLASS 4-5 TRUCKS	CLASS 6-7 TRUCKS	CLASS 8 STRAIGHT TRUCKS	SCHOOL BUSES	MOTORHOMES
2017 SHARE	4%	71%	68%	88%	38%
PRIMARY COMPETITION	• Ford	• Manual Transmissions • AMTs • Ford	• Manual Transmissions • AMTs	• Ford	• Ford

Electric Hybrid Transit Buses. The interest in conserving fuel and reducing greenhouse gas emissions is driving demand for more fuel efficient commercial vehicles. Our customers in this North American end market are typically city, state and federal governmental entities. In this market, we compete primarily with BAE Systems plc and manufacturers of electric drive systems.

Off-Highway. We have provided products used in vehicles and equipment that serve energy, mining and construction applications in North America for over 60 years. Off-highway energy applications include hydraulic fracturing equipment, well-stimulation equipment, pumping equipment, and well-servicing rigs, which often use a fully-automatic transmission to propel the vehicle and drive auxiliary equipment. We maintain a leadership position in this end market, with nearly all producers of well-stimulation and well-servicing equipment utilizing our heavy duty off-highway transmissions. Competition includes Caterpillar Inc. (“Caterpillar”) and Twin Disc, Inc. (“Twin Disc”).

We also provide heavy-duty transmissions used in mining trucks, specialty vehicles and construction vehicles. Mining applications include trucks used to haul various commodities and other products, including rigid dump trucks, underground trucks and long-haul tractor trailer trucks with load capacities between 40 to 110 tons. Our major competitors in this end market are Caterpillar and Komatsu Ltd. (“Komatsu”), both of which are vertically integrated and manufacture fully-automatic transmissions for their own vehicles. Specialty vehicles using our heavy-duty transmissions include airport rescue and firefighting vehicles and heavy-equipment transporters. Our major competitor in this end market is Twin Disc. Construction applications include articulated dump trucks, with Caterpillar, Volvo Group (“Volvo”) and ZF as competitors.

Outside North America

Outside North America we serve several different markets, including: Europe, Middle East, Africa (“EMEA”), Asia-Pacific, South America and India.

On-Highway. We are the largest manufacturer of fully-automatic transmissions for the commercial vehicle market outside of North America. While the use of fully-automatic transmissions in the medium- and heavy-duty commercial vehicle market has been widely accepted in North America, the markets outside North America continue to be dominated by manual transmissions. In 2017, fully-automatic transmission-equipped medium- and heavy-duty commercial vehicles represented less than 5% of the vehicles in markets outside North America and are concentrated in certain vocational end markets. The following is a summary of our on-highway net sales by region outside of North America.

Europe, Middle East, Africa. EMEA is composed of several different markets, each of which differs from our core North American market by the degree of market maturity, sophistication and acceptance of fully-automatic transmission technology. Within Europe, we serve Western European developed markets, as well as Russian and Eastern European emerging markets, principally in the refuse, emergency, bus, coach, distribution and utility markets. Competition in Western Europe is most notably characterized by a high level of vertical powertrain integration with OEMs often utilizing their own manual transmissions and AMTs in their vehicles. The Middle East and Africa regions are generally characterized by very limited local vehicle production, with imports from the U.S., South America, Turkey, China, India and Europe accounting for the majority of vehicles.

Asia-Pacific. Our key Asia-Pacific markets include China, Japan, India, and South Korea; however, we actively participate in several other important Asia-Pacific countries including Australia, Taiwan, Indonesia, Malaysia and Thailand, which are primarily importers of commercial vehicles. Within Asia-Pacific, our sales efforts are principally focused on the transit bus and vocational truck markets. Currently, manual transmissions are the predominant transmissions used in commercial vehicles in the Asia-Pacific region.

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

Asia-Pacific. Off-highway markets in Asia are shared by energy, mining and construction applications. Our primary competitors are Caterpillar, Danyang Winstar Auto Parts Co., Ltd. and Twin Disc in energy applications, Caterpillar, Komatsu and Danyang Winstar Auto Parts Co., Ltd. in mining applications and Caterpillar, Volvo and ZF in construction applications.

Defense

We have a long-standing relationship with the U.S. Department of Defense (“DOD”) dating back to 1946, when we began developing our first-generation tank transmission. Today, we sell substantially all of the transmissions for medium- and heavy-tactical wheeled vehicle platforms including the Family of Medium Tactical Vehicles, Armored Security Vehicles, Heavy Expanded Mobility Tactical Trucks, Heavy Equipment Transporters, Palletized Loading Systems, M915 Series Trucks, Medium Tactical Vehicle Replacements and the Logistic Vehicle System Replacement. Additionally, we supplied transmissions for the majority of Mine-Resistant Ambush Protected (“MRAP”) Vehicles, the MRAP All-Terrain Vehicle and the Joint Light Tactical Vehicle, which is the replacement vehicle for Humvee personnel transport. Transmissions for our wheeled vehicle platforms are typically sold to OEMs.

We are also the supplier on two of the three key tracked vehicle platforms, the Abrams tank and the M113 family of vehicles, which are sold directly to the DOD. Additionally, we sell parts kits to licensees for the production of transmissions for tracked vehicles manufactured outside North America. See Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K for a discussion of risks associated with our contracts with the U.S. DOD.

Globally, we face competition for the supply of our transmissions in tracked defense vehicles primarily from L3 Technologies, Inc., Renk AG and ZF. Additionally, we face limited competition from Caterpillar and ZF in certain defense wheeled vehicle platforms.

Service Parts, Support Equipment and Other

The aftermarket provides us with a relatively stable source of revenues as the installed base of vehicles and equipment utilizing our transmissions continues to grow. The need for replacement parts is driven by normal vehicle and equipment maintenance requirements. Uninterrupted operation is generally critical for end users’ profitability. End users focus on getting the vehicle or equipment back in service, which in some cases results in the aftermarket purchase decision being less price-sensitive.

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

Product Development and Engineering

We maintain product development and engineering capability dedicated to the design, development, refinement and support of our fully-automatic transmissions and electric hybrid-propulsion systems. We believe our customers expect our products to provide unparalleled performance and value defined in various ways, including delivering maximum cargo in minimum time, using the least amount of fuel possible while employing the fewest vehicles possible and experiencing maximum vehicle uptime. In response to those needs and the evolving customer focus on fuel efficiency, we provide vehicle specification guidelines, transmission control software and mechanical components to optimize fuel economy while delivering desired vehicle performance. Further, we are developing new technology to improve fuel efficiency and fuel economy by allowing engines to operate more efficiently and at lower speeds to avoid consuming fuel without compromising performance. Building on our engineering capabilities, we pioneered electric hybrid-propulsion in commercial vehicles and are developing new alternative technologies for use in our global commercial vehicle markets. For the years ended December 31, 2017, 2016 and 2015, we have invested $105 million, $88 million and $93 million in engineering – research and development, respectively. From time to time, we also acquire certain licenses to provide us with technology to complement our portfolio of products and product initiatives.

Sales and Marketing Organization

Our sales and marketing effort is organized along geographic and customer lines and is comprised of marketing, sales and service professionals, supported by application engineers worldwide. In North America, selling efforts in the on-highway end market are organized by distributor area responsibility, OEM sales and, for our large end users, national accounts. Outside North America, we manage our sales, marketing, service and application engineering professionals through regional areas of responsibility. These regional management teams distribute OEM service and application engineering resources globally. We manage our defense products sales, marketing, service and application engineering through professionals based in Indianapolis, Indiana and Detroit, Michigan.

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

Manufacturing

Our manufacturing strategy provides for distributed capability in manufacturing and assembly of our products for the global commercial vehicle market. Our primary manufacturing facilities, located in Indianapolis, Indiana, consist of approximately 2.3 million square feet of usable manufacturing space in six plants. We also have established customization and parts distribution in the United States, The Netherlands, Brazil, China, Hungary, India and Japan, and plants in Chennai, India and Szentgotthard, Hungary. Our high volume on-highway products are produced in multiple global locations while off-highway, electric hybrid-propulsion and defense tracked and wheeled products are produced in Indianapolis.

Suppliers and Raw Materials

A significant amount of the part numbers that make up our transmissions are purchased from outside suppliers, and during 2017, we purchased approximately $735 million of direct materials and components from outside suppliers. The largest elements of our direct spending are aluminum and steel castings and forgings that are formed by our suppliers into our larger components and assemblies for use in our transmissions. However, our spending on aluminum and steel raw materials directly and indirectly through our purchase of these components constituted approximately 11% of our direct material and component costs in 2017. The balance of our direct and indirect materials and components costs are primarily composed of value-added services and conversion costs. Our supply contracts, along with an intensive supplier selection and performance monitoring process, have enabled us to establish and maintain close relationships with suppliers and have contributed to our overall operating efficiency and quality.

Intellectual Property

Patents and other proprietary rights are important to the continued success of our business. We also rely upon trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain our competitive position. We protect our proprietary rights through a variety of methods, including confidentiality agreements and proprietary information agreements with suppliers, employees, consultants and others who may have access to proprietary information. We own over 400 issued patents worldwide, and we have licensing arrangements with respect to more than 600 additional patents and patent applications. We have more than 400 pending patent applications throughout the world that relate to aspects of the technology incorporated in many of our products.

We have an irrevocable, royalty-free, worldwide license of more than 250 U.S. and foreign patents and patent applications, as well as certain unpatented technology and know-how, owned by General Motors Company (“GM”) to manufacture, use and sell fully-automatic transmissions and certain electric hybrid-propulsion systems for use in vocational and defense vehicles and off-highway products. Such licenses are subject to certain limitations. See Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K for a discussion of these risks and limitations. We also acquired from GM an irrevocable, royalty-free, worldwide license under computer software programs that we use to run our business, including product design. In addition, GM has a license to use certain Allison trademarks.

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

Employees

As of December 31, 2017, we had approximately 2,700 employees, with approximately 89% of those employees in the U.S. Approximately 59% of our U.S. employees are represented by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) and are subject to a collective bargaining agreement. In December 2017, we entered into a six year collective bargaining agreement with UAW Local 933 that expires in November 2023. As approximately 39% of our represented employees are currently retirement eligible, we anticipate a shift toward increasing the number of multi-tier employees over the coming years. There have been no strikes or work stoppages due to Allison-specific issues in over 30 years.

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

Increasing global efforts to control emissions of carbon dioxide, methane, ozone, nitrogen oxide and other greenhouse gases and pollutants, as well as the shifting focus of regulatory efforts towards total emissions output, have the potential to impact our facilities, costs, products and customers. The U.S. Environmental Protection Agency (“EPA”) has taken action to control greenhouse gases from certain stationary and mobile sources. In addition, several states have taken steps, such as adoption of cap and trade programs or other regulatory systems, to address greenhouse gases. There have also been international efforts seeking legally binding reductions in emissions of greenhouse gases. These developments and further actions that may be taken in the U.S. and in other countries, states or provinces could affect our operations both positively and negatively (e.g., by affecting the demand for or suitability of some of our products).

We also may be subject to liability as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act and similar state or foreign laws for contaminated properties that we currently own, lease or operate or that we or our predecessors have previously owned, leased or operated, and sites to which we or our predecessors sent hazardous substances. Such liability may be joint and several so that we may be liable for more than our share of any contamination, and any such liability may be determined without regard to causation or knowledge of contamination. We or our predecessors have been named potentially responsible parties at contaminated sites from time to time. We do not anticipate our liabilities relating to contaminated sites will be material to our results.

In January 2016, we assumed all responsibility for operating, monitoring and maintaining the ongoing activities at our Indianapolis, Indiana manufacturing facilities relating to historical soil and ground water contamination. We entered into an administrative order of consent with the EPA that requires us to provide financial assurance to complete the operation, monitoring and maintenance in the event we fail to do so. In December 2016, we issued a letter of credit to the EPA in the amount of $15 million.

Competition

We compete on the basis of product performance, quality, price, distribution capability and service in addition to other factors. We face competition from numerous manufacturers of various types of transmissions for commercial vehicles. We also face competition from manufacturers in our international operations and from international manufacturers entering our domestic market. Furthermore, we face an increasing amount of competition from vertical integration, as some of our customers are OEMs that manufacture transmissions for their own products, and from powertrains that do not require a transmission. Despite their transmission manufacturing capabilities, our existing OEM customers have chosen to purchase certain transmissions from us due to the quality, reliability and strong brand of our transmissions and in order to limit fixed costs, minimize production risks and maintain company focus on commercial vehicle design, production and marketing.

Corporate Information

Allison Transmission Holdings, Inc. was incorporated in Delaware on June 22, 2007. Our principal executive offices are located at One Allison Way, Indianapolis, IN 46222 and our telephone number is (317) 242-5000. Our internet address is www.allisontransmission.com. We file annual, quarterly and current reports, proxy statements and other documents with the United States Securities and Exchange Commission (“SEC”), under the Securities Exchange Act of 1934, as amended (“Exchange Act”). These periodic and current reports and all amendments to those reports are available free of charge on the investor relations page of our website at http://ir.allisontransmission.com. We have included our website address throughout this filing as textual references only. The information contained on, or accessible through, our website is not incorporated into this Annual Report on Form 10-K. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

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

Our business operates in competitive markets. We compete against other existing or new global manufacturers of transmissions for commercial vehicles on the basis of product performance, quality, price, distribution capability and service in addition to other factors. In addition, we compete with manufacturers developing alternative technologies, including electric drivetrains, that may or may not require a transmission. Actions by our competitors could lead to downward pressure on prices and/or a decline in our market share, either or both of which could adversely affect our results.

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

Volatility in and disruption to the global economic environment and changes in the regulatory and business environments in which we operate may have a material adverse effect on our business, results of operations and financial condition.

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

Our sales are concentrated among our top five OEM customers and the loss or consolidation of any one of these customers or the discontinuation of particular vehicle models for which we are a significant supplier could reduce our net sales and have a material adverse effect on our results of operations and financial condition.

We have in the past and may in the future derive a significant portion of our net sales from a relatively limited number of OEM customers. For the years ended December 31, 2017, 2016 and 2015, our top five customers accounted for approximately 49%, 52% and 52% of our net sales, respectively. Our top three customers, Daimler AG, PACCAR Inc. and Volvo Group, accounted for approximately 20%, 9% and 8%, respectively, of our net sales during 2017. The loss of, or consolidation of, any one of these customers, or a significant decrease in business from, one or more of these customers could harm our business. In addition, the discontinuation of particular vehicle models for which we are a significant supplier could reduce our net sales and have a material adverse effect on our results of operations.

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

Our sales to the Defense end market are to government entities and contractors for the U.S. and foreign governments, and the loss of a significant number of our contracts, or budgetary declines or future reductions or changes in spending by the U.S. or foreign governments could have a material adverse effect on our results of operations and financial condition.

Our net sales to the Defense end market are derived from contracts (revenue arrangements) with agencies of, and prime system contractors for, the U.S. government and foreign governments. If a significant number of our DOD contracts and subcontracts are simultaneously delayed or cancelled for budgetary, performance or other reasons, it would have a material adverse effect on our results of operations and financial condition. Approximately 5%, or $117 million, of our net sales for the year ended December 31, 2017 were from our Defense end market.

Our future financial results may be adversely affected by:

•	declines in, or uncertainty regarding, U.S. or foreign government defense budgets;

•	curtailment of the U.S. government’s use of technology or other services and product providers, including curtailment due to government budget reductions, future government shutdowns and related fiscal matters;

•	geopolitical developments that affect demand for our products and services; and

•	technological developments that impact purchasing decisions or our competitive position.

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

In 2017, approximately 75% of our total spending on components was sourced from approximately 38 suppliers, some of which are the single source for such components. All of the suppliers from which we purchase materials and components used in our business are fully validated suppliers, meaning the suppliers’ manufacturing processes and inputs have been validated under a production part approval process (“PPAP”). Furthermore, there are only a limited number of suppliers for certain of the materials used in our business, such as corrosion-resistant steel. As a result, our business is subject to the risk of additional price fluctuations and periodic delays in the delivery of our materials or components if supplies from a validated supplier are interrupted and a new supplier, if one is available, must be validated or materials and components must be purchased from a supplier without a completed PPAP, which could increase our risk of purchasing non-conforming components. Any such price fluctuations or delays, if significant, could harm our profitability or operations. In addition, the loss of a supplier could result in significant material cost increases or reduce our production capacity. We also cannot guarantee we will be able to maintain favorable arrangements and relationships with these suppliers. An increase in the cost or a sustained interruption in the supply or shortage of some of these raw materials or components that may be caused by a deterioration of our relationships with suppliers or by events such as natural disasters, power outages, labor strikes, or the like could negatively impact our business, results of operations and financial condition. Although we have agreements with many of our customers that we will pass such price increases through to them, such contracts may be canceled by our customers and/or we may not be able to recoup the costs of such price increases. Additionally, if we are unable to continue to purchase our required quantities of raw materials on commercially reasonable terms, or at all, if we are unable to maintain or enter into purchasing contracts for commodities, or if delivery of materials from suppliers is delayed or non-conforming, our operations could be disrupted or our profitability could be adversely impacted.

Our international operations, in particular our emerging markets, are subject to various risks which could have a material adverse effect on our business, results of operations and financial condition.

Our business is subject to certain risks associated with doing business internationally, particularly in emerging markets. Outside-North America net sales represented approximately 21% of our net sales for 2017. Most of our operations are in the U.S., but we also have manufacturing and customization facilities in India and Hungary with a services agreement with Opel Szentgotthard Automotive Manufacturing Ltd., formerly GM-PTH, and customization capability in Brazil, The Netherlands, China and Japan. Further, we intend to continue to pursue growth opportunities for our business in a variety of business environments outside the U.S., which could exacerbate the risks set forth below. Our international operations are subject to, without limitation, the following risks:

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

Doing business on a worldwide basis requires us and our subsidiaries to comply with the laws and regulations of the U.S. government and various international jurisdictions, and our failure to comply with these rules and regulations may expose us to liabilities. These laws and regulations may apply to companies, individual directors, officers, employees and agents, and may restrict our operations, trade practices investment decisions and partnering activities. In particular, our international operations are subject to U.S. and foreign anti-corruption laws and regulations, such as the FCPA. The FCPA prohibits U.S. companies and their officers, directors, employees and agents acting on their behalf from corruptly offering, promising, authorizing or providing anything of value to foreign officials for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. The FCPA also requires companies to make and keep books, records and accounts that accurately and fairly reflect transactions and dispositions of assets and to maintain a system of adequate internal accounting controls. As part of our business, we deal with state-owned business enterprises, the employees and representatives of which may be considered foreign officials for purposes of the FCPA. In addition, some of the international locations in which we operate lack a developed legal system and have elevated levels of corruption. As a result of the above activities, we are exposed to the risk of violating anti-corruption laws. Violations of these legal requirements are punishable by criminal fines and imprisonment, civil penalties, disgorgement of profits, injunctions, debarment from government contracts as well as other remedial measures. We have established policies and procedures designed to assist us and our personnel in complying with applicable U.S. and international laws and regulations. However, our employees, subcontractors and agents could take actions that violate these legal requirements, which could adversely affect our reputation, business, financial condition and results of operations.

Sales of our electric hybrid-propulsion systems have been, and are expected to continue to be, negatively impacted by external factors, including fuel price trends, regulatory requirements, alternative technologies and governmental entities electing not to subsidize the purchase of such products by end users.

External factors, including diesel and natural gas fuel price trends, emissions and on-board diagnostics regulatory requirements, availability of compatible engine calibrations from engine manufacturers and alternative emerging green technologies, have negatively impacted, and are expected to continue to negatively impact, sales of our electric hybrid-propulsion systems. In addition, the sales of our electric hybrid-propulsion systems for use in transit buses have been, and are expected to continue to be, negatively impacted by governmental entities electing not to subsidize the purchase of such products by end users. In 2017, we derived approximately 3% of our net sales from the sale of electric hybrid-propulsion systems for use in transit buses to city, state and federal governmental end users. Such end users may be eligible to receive certain subsidies as a result of their purchase of vehicles using electric hybrid-propulsion systems. While we do not directly receive these subsidies, if any of the subsidizing entities elect to curtail such subsidies to end users for any reason including governmental budget reductions and related fiscal matters, failure of our electric hybrid technology to qualify for such subsidies or redundancy by alternative technologies created by our competitors, our sales from our electric hybrid-propulsion systems may be negatively impacted. For the year ended December 31, 2017, we experienced an increase in revenue generated from electric hybrid propulsion systems for use in transit buses of 16%. For the years ended December 31, 2016 and 2015, we experienced decreases in revenue generated from electric hybrid-propulsion systems for use in transit buses of 16% and 22%, respectively.

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

Additionally, we license the “Allison Transmission” name and certain related trademarks to third parties. If any third party uses the trade name “Allison Transmission” in ways that adversely affect such trade name or trademark, our reputation could suffer damage, which in turn could have a material adverse effect on our business, results of operations and financial condition.

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

We are subject to cybersecurity risks to operational systems, security systems, or infrastructure owned by Allison or third-party vendors or suppliers.

We are at risk for interruptions, outages, and breaches of: (i) operational systems, including business, financial, accounting, product development, data processing, or manufacturing processes, owned by us or our third-party vendors or suppliers; (ii) facility security systems, owned by us or our third-party vendors or suppliers; and/or (iii) transmission control modules or other in-product technology, owned by us or our third-party vendors or suppliers. Such cyber incidents could materially disrupt operational systems; result in loss of intellectual property, trade secrets or other proprietary or competitively sensitive information; compromise personally identifiable information of employees, customers, suppliers, or others; jeopardize the security of our facilities; and/or affect the performance of transmission control modules or other in-product technology. A cyber incident could be caused by malicious third parties using sophisticated, targeted methods to circumvent firewalls, encryption, and other security defenses, including hacking, fraud, trickery, or other forms of deception. The techniques used by third parties change frequently and may be difficult to detect for long periods of time. A significant cyber incident could impact production capability, harm our reputation and/or subject us to regulatory actions or litigation, any of which could materially affect our business, results of operations and financial condition.

Labor unrest could have a material adverse effect on our business, results of operations and financial condition.

As of December 31, 2017, approximately 59% of our U.S. employees, representing over 50% of our total employees, were represented by the UAW and are subject to a collective bargaining agreement. In December 2017, we reached an agreement on a new six-year collective bargaining agreement with UAW Local 933, which is effective through November 2023.

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

While we manufacture our products in several facilities and maintain insurance covering our facilities, including business interruption insurance, a catastrophic loss of the use of all or a portion of one of our manufacturing facilities due to accident, labor issues, weather conditions, acts of war, political unrest, terrorist activity, natural disaster or otherwise, whether short- or long-term, would have a material adverse effect on our business, results of operations and financial condition. Our most significant concentration of manufacturing is around our corporate headquarters in Indianapolis, Indiana, where we produce approximately 90% of our transmissions. In addition to our Indianapolis manufacturing facilities, we currently operate manufacturing facilities in both Szentgotthard, Hungary and Chennai, India. In the event of a disruption at the Indianapolis facilities, our other facilities may not be adequately equipped to operate at a level sufficient to compensate for the volume of production at the Indianapolis facility due to their size and the fact that they have not yet been tested for such significant increases in production volume.

We could be materially adversely affected by any failure to maintain cost controls.

We rely on our cost structure and operating discipline to achieve strong operating margins. There are many factors that could affect our ability to realize expected cost savings or achieve future cost savings that we are not able to control, including the need for unexpected significant capital expenditures; unexpected changes in commodity or component pricing, including an increase in export or import tariffs, that we are unable to pass on to our suppliers or customers and our inability to maintain efficiencies gained from our workforce optimization initiatives. Additionally, we have substantial indebtedness of approximately $2,576 million as of December 31, 2017. Our inability to maintain our cost controls could adversely impact our operating margins.

Many of the key patents and unpatented technology we use in our business are licensed to us, not owned by us, and our ability to use and enforce such patents and technology is restricted by the terms of the license.

Protecting our intellectual property rights is critical to our ability to compete and succeed as a company. GM has granted us an irrevocable, perpetual, royalty-free, worldwide license under a large number of U.S. and foreign patents and patent applications, as well as certain unpatented technology and know-how, to design, develop, manufacture, use and sell fully-automatic transmissions and H 40/50 EP electric hybrid-propulsion transit bus systems for use in certain vocational vehicles, defense vehicles and off-road products. With respect to the bulk of the intellectual property licensed to us, our license is exclusive with respect to the design, development, manufacture, use and sale of fully-automatic transmissions and H 40/50 EP electric hybrid-propulsion transit bus systems in vocational vehicles above certain weight rating thresholds, certain defense vehicles and certain off-road products. It is non-exclusive with respect to certain other products that are within the scope of the licensed patents or to which the licensed technology can be applied. We consider the patents and technology licensed under such license agreement, as a whole, to be critical to preserving our competitive position in the market. However, GM continues to own such patents and technology, and GM has the right, in the first instance, to control the maintenance, enforcement and defense of such patents and the prosecution of the licensed patent applications. In addition, our ability to sublicense our rights is limited.

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

Although we believe the loss or expiration of any single patent would not have a material effect on our business, results of operations or financial position, there can be no assurance that any one, or more, of the patents licensed from GM, or any other intellectual property owned by or licensed to us, will not be challenged, invalidated or circumvented by third parties. In fact, a number of the patents licensed to us by GM are set to expire in the next few years. When a patent expires, the inventions it discloses can be used freely by others. Thus, the competitive advantage that we gain from the patents licensed to us from GM will decrease over time, and a greater burden will be placed on our own research and development and licensing efforts to develop and otherwise acquire technologies to keep pace with improvements of transmission-related technology in the marketplace. We enter into confidentiality and invention assignment agreements with employees, and into non-disclosure agreements with suppliers and appropriate customers so as to limit access to and disclosure of our proprietary information. We cannot be assured that these measures will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure. If we are unable to maintain the proprietary nature of our technologies, our ability to sustain margins on some or all of our products may be affected, which could reduce our sales and profitability. Moreover, the protection provided for our intellectual property by the laws and courts of foreign nations may not be as advantageous to us as the protection available under U.S. law.

Our pension and other post-retirement benefits funding obligations could increase significantly due to a reduction in funded status as a result of a variety of factors.

Our earnings may be positively or negatively impacted by the amount of income or expense recorded for our defined benefit pension plans and other post-retirement benefits (“OPEB”). Accounting principles generally accepted in the United States of America (“GAAP”) require that income or expense for defined benefit pension plans be calculated at the annual measurement date using actuarial assumptions and calculations. These calculations reflect certain assumptions, the most significant of which relate to the capital markets, interest rates, health care inflation rates and other economic conditions. Changes in key economic indicators can change these assumptions. These assumptions, along with the actual value of assets at the measurement date, will impact the calculation of pension expense for the year. Although GAAP pension expense and pension contributions are not directly related, the key economic indicators that affect GAAP pension expense also affect the amount of cash that we would contribute to our defined benefit pension plans. Because the values of these defined benefit pension plans’ assets have fluctuated and will fluctuate in response to changing market conditions, the amount of gains or losses that will be recognized in subsequent periods, the impact on the funded status of the defined benefit pension plans and the future minimum required contributions, if any, could have a material adverse effect on our business, results of operations and financial condition. The magnitude of such impact cannot be determined with certainty at this time. However, the effect of a one percentage point decrease in the assumed discount rate would result in an increase in the December 31, 2017 defined benefit pension plans obligation of approximately $22 million. Likewise, a one percentage point decrease in the effective interest rate for determining defined benefit pension plans contributions would result in an increase in the minimum required contributions for 2018 of approximately $4 million. Similarly, a one percentage point decrease in the assumed discount rate would result in an increase in the December 31, 2017 OPEB obligation of approximately $15 million. As of December 31, 2017, the funded status of our defined benefit pension plans was $7 million and the unfunded status of our OPEB plan was $102 million.

Environmental, health and safety laws and regulations may impose significant compliance costs and liabilities on us.

We are subject to many environmental, health and safety laws and regulations governing emissions to air, discharges to water, the generation, handling and disposal of waste and the cleanup of contaminated properties. Compliance with these laws and regulations is costly. We have incurred and expect to continue to incur significant costs to maintain or achieve compliance with applicable environmental, health and safety laws and regulations. Moreover, if these environmental, health and safety laws and regulations become more stringent or expand to include a larger portion of our products or our customer’s products in the future, we could incur additional costs in order to ensure that our business and products comply with such regulations. In addition, we may not be successful in complying with, or the vehicle or customer OEMs to which we sell our products may choose not to comply with, such laws and regulations, which could impact our ability to sell our products in certain locations. Furthermore, if our products that are already placed in service are found to be non-compliant with certain laws, regulations and certifications, we may incur additional costs and fines. We cannot assure we are in full compliance with all environmental, health and safety laws and regulations. Our failure to comply with applicable environmental, health and safety laws and regulations and permit requirements could result in civil or criminal fines, penalties or enforcement actions, third-party claims for property damage and personal injury, requirements to clean up property or to pay for the costs of cleanup or regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures, including the installation of pollution control equipment or remedial actions. Our failure to comply could also result in our failure to secure adequate insurance for our business, resulting in significant exposure, diminished ability to hedge our risks and material modifications of our business operations.

We may be subject to liability as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act and similar state or foreign laws for contaminated properties that we currently own, lease or operate or that we or our predecessors have previously owned, leased or operated, and sites to which we or our predecessors sent hazardous substances. Such liability may be joint and several so that we may be liable for more than our share of any contamination, and any such liability may be determined without regard to causation or knowledge of contamination. We or our predecessors have been named potentially responsible parties at contaminated sites from time to time.

We manage the remediation of historical soil and groundwater contamination at our Indianapolis, Indiana facilities under an Agreed Order of Consent with the EPA. We recorded approximately $14 million for the estimated undiscounted environmental liabilities to be paid out over 30 years, which will be adjusted periodically as remediation efforts progress or as additional technical, regulatory or legal information becomes available. In the fourth quarter of 2016, we satisfied the financial assurance requirement under the AOC by securing a letter of credit in the amount of $15 million. See Part I, Item 1, “Business — Environmental Compliance” and Part II, Item 8, NOTE 16, “Commitments and Contingencies” of this Annual Report on Form 10-K. There can be no assurances that future environmental remediation obligations will not have a material adverse effect on our results of operations and financial condition. In addition, we occasionally evaluate alternatives with respect to our facilities, including possible dispositions or closings. Investigations undertaken in connection with these activities may lead to discoveries of contamination that must be remediated, and closings of facilities may trigger remediation requirements that are not applicable to operating facilities. We may also face lawsuits brought by third parties that either allege property damage or personal injury as a result of, or seek reimbursement for costs associated with, such contamination.

Our business and financial results may be adversely affected by government contracting risks.

We are subject to various laws and regulations applicable to parties doing business with the U.S. government, including laws and regulations governing performance of U.S. government contracts, the use and treatment of U.S. government furnished property and the nature of materials used in our products. We may be unilaterally suspended or barred from conducting business with the U.S. government, or become subject to fines or other sanctions if we are found to have violated such laws or regulations. As a result of the need to comply with these laws and regulations, we are subject to increased risks of governmental investigations, civil fraud actions, criminal prosecutions, whistleblower law suits and other enforcement actions. The laws and regulations to which we are subject include, but are not limited to, Export Administration Regulations, the Federal Acquisition Regulation, International Traffic in Arms Regulations and regulations from the Bureau of Alcohol, Tobacco and Firearms and the FCPA.

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

An impairment in the carrying value of goodwill, other intangible assets or long-lived assets could negatively affect our consolidated results of operations and net worth.

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

Our annual goodwill and trade name impairment tests for the year ended December 31, 2017 resulted in no impairment. Although our analysis regarding the fair value of goodwill and trade name indicated that they exceeded their respective carrying values, materially different assumptions regarding the future performance of our business could result in goodwill impairment losses. See NOTE 2 “Summary of Significant Accounting Policies” and NOTE 5 “Goodwill and Other Intangible Assets” of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional details.

The carrying value of long-lived assets is evaluated whenever events or circumstances indicate that the carrying value of a long-lived asset may not be recoverable. Events or circumstances that would result in an impairment review primarily include a significant change in the use of an asset, a significant change in the projected future cash flows generated by an asset or the planned sale or disposal of an asset. The asset would be considered impaired when there is no future use planned for the asset or the future net undiscounted cash flows generated by the asset or asset group are less than its carrying value. An impairment loss would be recognized based on the amount by which the carrying value exceeds fair value and could have a material adverse effect on the results of our operations.

As a result of events and circumstances in the fourth quarter of 2017, we reviewed certain of our long-lived assets related to the production of the TC10 product, resulting in a $32 million loss for the year ended December 31, 2017. See NOTE 2 “Summary of Significant Accounting Policies” and NOTE 4 “Property, Plant and Equipment” of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional details.

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

These anti-takeover defenses could discourage, delay or prevent a transaction involving a change in control of our company that our stockholders may believe to be in their best interests. These provisions could also discourage proxy contests and make it more difficult for our stockholders to elect directors of their choosing and cause us to take corporate actions other than those they desire.

Risks Related to Our Indebtedness

Our substantial indebtedness could adversely affect our financial health, restrict our activities and affect our ability to meet our obligations.

We have a significant amount of indebtedness. As of December 31, 2017, we had total indebtedness of $2,576 million and we would have been able to borrow an additional $533 million, net of $17 million of outstanding letters of credit, under the revolving portion of Allison Transmission Inc.’s (“ATI”), the Company’s wholly-owned subsidiary, Senior Secured Credit Facility due 2021 (“Revolving Credit Facility”), less $17 million of letters of credit. As of December 31, 2017, we had no outstanding borrowings against the Revolving Credit Facility. At December 31, 2017, $1,176 million of our total indebtedness was associated with ATI’s, Senior Secured Credit Facility Term B-3 Loan due 2022 (“Term B-3 Loan”, and together with the Revolving Credit Facility, the “Senior Secured Credit Facility”), $1,000 million of our total indebtedness was associated with ATI’s 5.0% Senior Notes due September 2024 (“5.0% Senior Notes”) and $400 million of our total indebtedness was associated with ATI’s 4.75% Senior Notes due October 2027 (“4.75% Senior Notes”). For a complete description of the terms of the Senior Secured Credit Facility, the 5.0% Senior Notes and the 4.75% Senior Notes, please see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

In addition, the Revolving Credit Facility contains a maximum total senior secured leverage ratio. The Senior Secured Credit Facility, the indenture governing the 5.0% Senior Notes and the indenture governing the 4.75% Senior Notes also contain other negative and affirmative covenants that will limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with any of the covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness.

Our ability to pay regular dividends on our common stock is subject to the discretion of our Board of Directors and may be limited by our structure and statutory restrictions and restrictions imposed by the Senior Secured Credit Facility, the indenture governing the 5.0% Senior Notes and the indenture governing the 4.75% Senior Notes as well as any future agreements.

Our Board of Directors declared a quarterly dividend of $0.06 per share of common stock beginning in the second quarter of 2012, increased the quarterly dividend to $0.12 per share of common stock beginning in the second quarter of 2013 and increased the quarterly dividend again to $0.15 per share of common stock beginning in the fourth quarter of 2014. However, the payment of future dividends will be at the discretion of our Board of Directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that our Board of Directors deems relevant. The Senior Secured Credit Facility, the indenture governing the 5.0% Senior Notes and the indenture governing the 4.75% Senior Notes also effectively limit our ability to pay dividends. As a consequence of these limitations and restrictions, we may not be able to make, or may have to reduce or eliminate, the payment of dividends on our common stock. Accordingly, you may have to sell some or all of your common stock after price appreciation in order to generate cash flow from your investment. You may not receive a gain on your investment when you sell your common stock and you may lose the entire amount of the investment. Additionally, any change in the level of our dividends or the suspension of the payment thereof could adversely affect the market price of our common stock.

To service our indebtedness, we will require a significant amount of cash, and our ability to generate cash depends on many factors beyond our control.

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

If we fail to pay principal, premium, if any, and interest on our indebtedness or to otherwise comply with the covenants in the instruments governing our indebtedness, we may be forced into bankruptcy or liquidation by our lenders.

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

We and our subsidiaries may be able to incur additional indebtedness in the future because the terms of our indebtedness do not fully prohibit us or our subsidiaries from doing so. Subject to covenant compliance and certain conditions, our indebtedness permits additional borrowing, including total borrowing up to $533 million under the Revolving Credit Facility. If new debt is added to our current debt levels and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

Our world headquarters, which we own, is located at One Allison Way, Indianapolis, Indiana 46222. As of December 31, 2017, we have a total of 17 manufacturing and certain other facilities in seven countries. The following table sets forth certain information regarding these facilities.

Plant	Location	Approximate Size (ft2)	Owned / Leased	Description
Plant #3	Indianapolis	927,000	Own	Engineering, Operational Support
Plant #4	Indianapolis	425,900	Own	Manufacturing
Plant #6	Indianapolis	431,500	Own	Manufacturing
Plant #12	Indianapolis	534,900	Own	Manufacturing
Plant #14	Indianapolis	481,100	Own	Manufacturing
Plant #15	Indianapolis	126,400	Lease	Manufacturing
Plant #16	Indianapolis	391,700	Own	Manufacturing
Plant #17	Indianapolis	389,000	Own	Parts Distribution Center
Plant #20 Tech. Center	Indianapolis	59,000	Own	Engineering & Testing
Plant #21 Tech. Center	Indianapolis	10,000	Own	Engineering & Testing
Szentgotthard	Hungary	149,000	Own	Manufacturing & Customization
Szentgotthard	Hungary	3,900	Own	Sales & Marketing Support
Shanghai	China	38,000	Lease	Customization & Distribution
Santo Amaro/Sorocabo	Brazil	31,400	Own	Customization & Distribution
Chennai	India	258,500	Own	Manufacturing
Dubai	United Arab Emirates	16,500	Lease	Distribution
Sliedrecht	The Netherlands	37,000	Lease	Customization & Distribution

We believe all our facilities are suitable for their intended purpose, are being efficiently utilized and provide adequate capacity to meet demand for the next several years. The table above does not include sales offices located in various countries.

ITEM 3.	Legal Proceedings

We are subject to various contingencies, including routine legal proceedings and claims arising out of the normal course of business. These proceedings primarily involve commercial claims, product liability claims, personal injury claims and workers’ compensation claims. The outcome of these lawsuits, legal proceedings and claims cannot be predicted with certainty. Nevertheless, we believe the outcome of any of these currently existing proceedings, even if determined adversely, would not have a material adverse effect on our financial condition or results of operations. See also NOTE 16, “Commitments and Contingencies” in Part II, Item 8, of this Annual Report on Form 10-K.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II.

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the NYSE under the symbol “ALSN.” The following table sets forth the high and low sale prices per share for our common stock on the NYSE and the dividends declared per share for each quarter for the periods indicated:

	High	Low	Dividends Declared
Year Ended December 31, 2017:

First Quarter	$38.17	$32.80	$0.15

Second Quarter	$40.02	$34.11	$0.15

Third Quarter	$40.25	$32.93	$0.15

Fourth Quarter	$45.69	$36.06	$0.15

Year Ended December 31, 2016:

First Quarter	$27.13	$20.56	$0.15

Second Quarter	$29.96	$25.88	$0.15

Third Quarter	$30.52	$26.74	$0.15

Fourth Quarter	$35.76	$27.03	$0.15

Holders

As of February 2, 2018, there were approximately 46,950 stockholders of record of our common stock, which includes the actual number of holders registered on the books of the Company and holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.

Dividends

Our Board of Directors declared a quarterly dividend of $0.15 per share each quarter during 2017 and 2016. We expect to continue paying cash dividends on a quarterly basis; however, future dividends are subject to approval of the Board of Directors and may be adjusted as business needs or market conditions change. In addition, our Senior Secured Credit Facility, the indenture governing the 5.0% Senior Notes and the indenture governing the 4.75% Senior Notes restrict the payment of dividends under certain circumstances.

Unregistered Sales of Equity Securities

During the period covered by this Annual Report on Form 10-K, we did not offer or sell any equity securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

Issuer Purchases of Equity Securities

On November 14, 2016, our Board of Directors authorized us to repurchase up to $1,000 million of our common stock pursuant to a stock repurchase program (“2016 Repurchase Program”). On November 8, 2017, our Board of Directors increased the authorization by $500 million, bringing the total amount authorized under the 2016 Repurchase Program to $1,500 million. The terms of the 2016 Repurchase Program provide that we may repurchase shares of our common stock, from time to time depending on market conditions and corporate needs, in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Exchange Act. Unless earlier terminated by our Board of Directors, the 2016 Repurchase Program will expire on December 31, 2019.

The following table sets forth information related to our repurchase of our common stock on a monthly basis in the three months ended December 31, 2017:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Programs(1)
October 1 – October 31, 2017	1,789,132	$38.18	1,789,132	$91,701,335
November 1 – November 30, 2017	846,522	$39.54	846,522	$558,226,571
December 1 – December 31, 2017	108,865	$40.71	108,865	$553,794,867

Total	2,744,519		2,744,519

(1)	These values reflect repurchases made under the 2016 Repurchase Program.

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

Set forth below is a graph comparing the total cumulative returns of ALSN, the S&P 500 Index and an index of peer companies selected by us. Our peer group includes Donaldson Company, Inc., Graco Inc., Roper Technologies, Inc., Gentex Corporation, Rockwell Automation, Inc. and Sensata Technologies Holding N.V. The graph assumes $100 was invested on December 31, 2012 in our common stock and each of the indices and that all dividends, if any, are reinvested.

	As of December 31, 2012	As of December 31, 2013	As of December 31, 2014	As of December 31, 2015	As of December 31, 2016	As of December 31, 2017
Allison Transmission Holdings, Inc	$100.00	$137.63	$171.81	$133.88	$178.15	$231.52
S&P 500 Index	100.00	132.39	150.51	152.59	170.84	208.14
Peer Group	100.00	136.81	146.48	144.94	162.93	226.88

ITEM 6. Selected Financial Data

The following table sets forth certain financial information for the most recent five years. The following table should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(in millions, except per share data)	Dec. 31, 2017	Dec. 31, 2016	Dec. 31, 2015	Dec. 31, 2014	Dec. 31, 2013
Consolidated Statements of Operations:
Net sales	$2,262	$1,840	$1,986	$2,127	$1,927
Gross profit	1,131	864	934	976	842
Operating expenses:
Selling, general and administrative	342	324	317	345	335
Engineering — research and development	105	88	93	104	97
Loss associated with impairment of long-lived assets	32	—	1	15	—
Trade name impairment	—	—	80	—	—
Environmental remediation	—	—	14	—	—
Total operating expenses	479	412	505	464	432
Operating income	652	452	429	512	410
Other income (expense), net:
Interest income	—	1	1	1	1
Interest expense	(103)	(102)	(115)	(139)	(134)
Expenses related to long-term debt refinancing	—	(12)	(26)	—	—
Other (expense) income, net	(22)	2	—	(6)	(11)
Total other expense, net	(125)	(111)	(140)	(144)	(144)
Income before income taxes	527	341	289	368	266
Income tax expense	(23)	(126)	(107)	(139)	(101)
Net income	$504	$215	$182	$229	$165
Earnings Per Share Data:
Basic earnings per share	$3.38	$1.28	$1.03	$1.27	$0.90
Weighted-average shares outstanding	149	168	176	180	185
Diluted earnings per share	$3.36	$1.27	$1.03	$1.25	$0.88
Diluted weighted-average shares outstanding	150	169	177	182	188
Dividends declared per common share	$0.60	$0.60	$0.60	$0.51	$0.42
Consolidated Balance Sheet Data:
Cash and cash equivalents	$199	$205	$252	$263	$185
Total assets	4,205	4,219	4,408	4,656	4,813
Total debt	2,546	2,159	2,377	2,491	2,642
Stockholders’ equity	689	1,081	1,189	1,398	1,439

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

We have approximately 2,700 employees and 13 different transmission product lines. Although approximately 79% of revenues were generated in North America in 2017, we have a global presence by serving customers in Europe, Asia, South America and Africa. We serve customers through an independent network of approximately 1,400 independent distributor and dealer locations worldwide.

Trends Impacting Our Business

Our net sales are driven by commercial vehicle production, which tends to be highly correlated to macroeconomic conditions. During 2018, we expect continued strength in our North American On-Highway end market. We expect demand in the Defense, Outside North America On-Highway and North America Off-Highway end markets to increase, and we expect that demand in the Service Parts, Support Equipment and Other end market will decrease.

Full Year 2017 and 2016 Net Sales by End Market (in millions)

End Market	2017 Net Sales	2016 Net Sales	% Variance
North America On-Highway	$1,106	$962	15%
North America Electric Hybrid-Propulsion Systems for Transit Bus	71	61	16%
North America Off-Highway	51	7	629%
Defense	117	115	2%
Outside North America On-Highway	344	305	13%
Outside North America Off-Highway	41	12	242%
Service Parts, Support Equipment and Other	532	378	41%

Total Net Sales	$2,262	$1,840	23%

North America On-Highway end market net sales were up 15% for the year ended December 31, 2017 compared to the year ended December 31, 2016, principally driven by higher demand for Rugged Duty Series models.

North America Electric Hybrid-Propulsion Systems for Transit Bus end market net sales were up 16% for the year ended December 31, 2017 compared to the year ended December 31, 2016, principally driven by the timing of certain transit property orders.

North America Off-Highway end market net sales were up 629% for the year ended December 31, 2017 compared to the year ended December 31, 2016, principally driven by higher demand from hydraulic fracturing applications.

Defense end market net sales were up 2% for the year ended December 31, 2017 compared to the year ended December 31, 2016, principally driven by higher demand.

Outside North America On-Highway end market net sales were up 13% for the year ended December 31, 2017 compared to the year ended December 31, 2016, principally driven by higher demand in Asia, Europe and South America.

Outside North America Off-Highway end market net sales were up 242% for the year ended December 31, 2017 compared to the year ended December 31, 2016, principally driven by improved demand in the mining and energy sector.

Service Parts, Support Equipment and Other end market net sales were up 41% for the year ended December 31, 2017 compared to the year ended December 31, 2016, principally driven by higher demand for North America service parts and global support equipment.

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

Cost of sales

Our primary components of cost of sales are purchased parts, the overhead expense related to our manufacturing operations and direct labor associated with the manufacture and assembly of transmissions and parts. For the year ended December 31, 2017, direct material costs were approximately 69%, overhead costs were approximately 25% and direct labor costs were approximately 6% of total cost of sales. We are subject to changes in our cost of sales caused by movements in underlying commodity prices. We seek to hedge against this risk by using commodity swap contracts and LTSAs. See Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk” included in this Annual Report on Form 10-K.

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

The following is a reconciliation of Net income to Adjusted EBITDA and Adjusted EBITDA margin and a reconciliation of Net cash provided by operating activities to Adjusted free cash flow:

	For the years ended December 31,
(unaudited, in millions)	2017	2016	2015
Net income (GAAP)	$504	$215	$182
plus:
Interest expense, net	103	101	114
Amortization of intangible assets	90	92	97
Depreciation of property, plant and equipment	80	84	88
Loss associated with impairment of long-lived assets (a)	32	—	1
Income tax expense	23	126	107
Technology-related investment expense (b)	16	1	—
Stock-based compensation expense (c)	12	9	10
UAW Local 933 contract signing bonus (d)	10	—	—
Dual power inverter module units extended coverage (e)	(2)	1	(2)
Expenses related to long-term debt refinancing (f)	—	12	26
Stockholder activism expenses (g)	—	4	—
Unrealized (gain) loss on commodity hedge contracts (h)	—	(2)	1
Unrealized loss on foreign exchange (i)	—	1	1
Trade name impairment (j)	—	—	80
Environmental remediation (k)	—	—	14
Loss on repayments of long-term debt (l)	—	—	1

Adjusted EBITDA (Non-GAAP)	$868	$644	$720

Net sales (GAAP)	$2,262	$1,840	$1,986
Adjusted EBITDA margin (Non-GAAP)	38.4%	35.0%	36.2%
Net cash provided by operating activities (GAAP)	$658	$591	$580
(Deductions) or additions to reconcile to Adjusted free cash flow:
Additions of long-lived assets	(91)	(71)	(58)
Excess tax benefit from stock-based compensation (m)	—	6	8
Stockholder activism expenses (g)	—	4	—

Adjusted free cash flow (Non-GAAP)	$567	$530	$530

(a)	Represents a charge associated with the impairment of long-lived assets related to the production of the TC10 transmission and H3000 and H4000 electric hybrid-propulsion systems.
(b)	Represents a charge (recorded in Other (expense) income, net) for investments in co-development agreements to expand our position in transmission technologies.
(c)	Represents stock-based compensation expense (recorded in Cost of sales, Selling, general and administrative, and Engineering – research and development).

(d)	Represents a bonus (recorded in Cost of sales, Selling, general and administrative, and Engineering – research and development) to eligible employees recorded in the fourth quarter of 2017 as a result of UAW Local 933 represented employees ratifying a six-year collective bargaining agreement effective through November 2023.
(e)	Represents an adjustment (recorded in Selling, general and administrative) associated with the Dual Power Inverter Module (“DPIM”) extended coverage program liability. The DPIM liability will continue to be reviewed for any changes in estimates as additional claims data and field information become available.
(f)	Represents expenses related to the refinancing of the Senior Secured Credit Facility in the third quarter of 2016 and ATI’s tender offer and redemption of its 7.125% senior notes due May 2019 (“7.125% Senior Notes”) in the second quarter of 2015.
(g)	Represents expenses (recorded in Selling, general and administrative) directly associated with stockholder activism activity including the notice, and subsequent withdrawal, of director nomination and governance proposals by Ashe Capital Management, LP.
(h)	Represents unrealized (gains) losses (recorded in Other (expense) income, net) on the mark-to-market of our commodity hedge contracts.
(i)	Represents losses (recorded in Other (expense) income, net) on intercompany financing transactions related to investments in plant assets for our India facility.
(j)	Represents a charge associated with the impairment of our trade name as a result of lower forecasted net sales for certain of our end markets.
(k)	Represents environmental remediation expenses for ongoing operating, monitoring and maintenance activities at our Indianapolis, Indiana manufacturing facilities.
(l)	Represents losses (recorded in Other income (expense), net) realized on the repayments of ATI’s long-term debt.
(m)	Represents the amount of tax benefit (recorded in Income tax expense) related to stock-based compensation expense adjusted from cash flows from operating activities to cash flows from financing activities.

Results of Operations

The following tables set forth certain financial information for the years ended December 31, 2017 and 2016 and for the years ended December 31, 2016 and 2015. The following tables and discussion should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K.

Comparison of years ended December 31, 2017 and 2016

	Years ended December 31,
(dollars in millions)	2017	% of net sales	2016	% of net sales
Net sales	$2,262	100%	$1,840	100%
Cost of sales	1,131	50	976	53

Gross profit	1,131	50	864	47
Operating expenses:
Selling, general and administrative	342	15	324	17
Engineering — research and development	105	5	88	5
Loss associated with impairment of long-lived assets	32	1	—	—

Total operating expenses	479	21	412	22

Operating income	652	29	452	25
Other expense, net:
Interest expense, net	(103)	(5)	(101)	(5)
Expenses related to long-term debt refinancing	—	—	(12)	(1)
Other income (expense), net	(22)	(1)	2	—

Total other expense, net	(125)	(6)	(111)	(6)

Income before income taxes	527	23	341	19
Income tax expense	(23)	(1)	(126)	(7)

Net income	$504	22%	$215	12%

Net sales

Net sales for the year ended December 31, 2017 were $2,262 million compared to $1,840 million for the year ended December 31, 2016, an increase of 23%. The increase was principally driven by a $154 million, or 41%, increase in net sales in the Service Parts, Support Equipment and Other end market principally driven by higher demand for North America service parts and global support equipment, a $144 million, or 15%, increase in net sales in the North America On-Highway end market principally driven by higher demand for Rugged Duty Series models, a $44 million increase in net sales in the North America Off-Highway end market principally driven by higher demand from hydraulic fracturing applications, a $39 million, or 13%, increase in net sales in the Outside North America On-Highway end market principally driven by higher demand in Asia, Europe and South America, a $29 million increase in net sales in the Outside North America Off-Highway end market principally driven by improved demand in the mining and energy sectors, a $10 million, or 16%, increase in net sales in the North America Electric Hybrid-Propulsion Systems for Transit Bus end market principally driven by the timing of certain transit property orders and a $2 million, or 2%, increase in net sales in the Defense end market principally driven by higher demand. See “Trends Impacting Our Business” above for additional information on net sales by end market.

Cost of sales

Cost of sales for the year ended December 31, 2017 were $1,131 million compared to $976 million for the year ended December 31, 2016, an increase of 16%. The increase was principally driven by increased material cost and manufacturing expenses commensurate with increased net sales, $9 million associated with the ratification of a new collective bargaining agreement with UAW Local 933 and $6 million of higher incentive compensation expense.

Gross profit

Gross profit for the year ended December 31, 2017 was $1,131 million compared to $864 million for the year ended December 31, 2016, an increase of 31%. The increase was principally driven by $260 million related to increased net sales and $38 million of price increases on certain products, partially offset by $9 million of expenses associated with the ratification of a new collective bargaining agreement with UAW Local 933, $9 million of higher manufacturing expense commensurate with increased net sales, $6 million of higher incentive compensation expense and $7 million of unfavorable material cost. Gross profit as a percent of net sales for the year ended December 31, 2017 increased 3% compared to the same period in 2016 principally driven by favorable sales volume and price increases on certain products, partially offset by expense associated with the ratification of a new collective bargaining agreement, higher incentive compensation expense and unfavorable material cost.

Selling, general and administrative

Selling, general and administrative expenses for the year ended December 31, 2017 were $342 million compared to $324 million for the year ended December 31, 2016, an increase of 6%. The increase was principally driven by increased commercial activities spending, $6 million of higher incentive compensation expense, $5 million of unfavorable product warranty adjustments and $2 million of higher stock-based compensation expense, partially offset by $4 million of stockholder activism expenses in 2016 that did not recur in 2017 and $4 million of favorable DPIM adjustments.

Engineering — research and development

Engineering expenses for the year ended December 31, 2017 were $105 million compared to $88 million for the year ended December 31, 2016, an increase of 19%. The increase was principally driven by increased product initiatives spending and $3 million of higher incentive compensation expense.

Loss associated with impairment of long-lived assets

During the fourth quarter of 2017, we recorded approximately $32 million of losses associated with impairment of certain of our long-lived assets related to the production of the TC10 transmission. See NOTE 4 “Property, Plant and Equipment” of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional details.

Interest expense, net

Interest expense, net for the year ended December 31, 2017 was $103 million compared to $101 million for the year ended December 31, 2016, an increase of 2%. The increase was principally driven by $36 million of higher interest expense on ATI’s 5.0% Senior Notes issued in September 2016, $8 million of higher interest expense for our interest rate derivatives that became effective in August 2016, $5 million of interest expense on ATI’s 4.75% Senior Notes issued in September 2017 and $4 million of interest expense on revolving loan balances in 2017, partially offset by $35 million lower interest expense on ATI’s Term B-3 Loan principally due to repayment of $1,200 million of principal in the third quarter of 2016 and $16 million of favorable mark-to-market adjustments for our interest rate derivatives.

Expenses related to long-term debt refinancing

In September 2016, we refinanced our Senior Secured Credit Facility, resulting in expenses of $12 million for the year ended December 31, 2016.

Other (expense) income, net

Other expense, net for the year ended December 31, 2017 was $22 million compared to other income, net of $2 million for the year ended December 31, 2016. The change was principally driven by a $15 million increase in technology-related investments expense, $5 million of unfavorable vendor settlements in 2017 and $4 million of higher foreign exchange losses on intercompany financing.

Income tax expense

Income tax expense for the year ended December 31, 2017 was $23 million compared to $126 million for the year ended December 31, 2016, resulting in an effective tax rate of 4% and 37% for years ended December 31, 2017 and December 31, 2016, respectively. The decrease was a result of the U.S. Tax Cuts and Jobs Act enacted into law in 2017 and was principally driven by a $157 million decrease in net deferred tax liabilities to reflect the decrease in the corporate income tax rate from 35% to 21%, partially offset by a $5 million increase in tax liabilities related to the deemed repatriation of accumulated foreign earnings and profits.

Comparison of years ended December 31, 2016 and 2015

	Years ended December 31,
(dollars in millions)	2016	% of net sales	2015	% of net sales
Net sales	$1,840	100%	$1,986	100%
Cost of sales	976	53	1,052	53

Gross profit	864	47	934	47
Operating expenses:
Selling, general and administrative	324	17	317	16
Engineering — research and development	88	5	93	5
Trade name impairment	—	—	80	4
Environmental remediation	—	—	14	1
Loss associated with impairment of long-lived assets	—	—	1	0

Total operating expenses	412	22	505	26

Operating income	452	25	429	21
Other expense, net:
Interest expense, net	(101)	(5)	(114)	(6)
Expenses related to long-term debt refinancing	(12)	(1)	(26)	(1)
Other income (expense), net	2	0	—	(0)

Total other expense, net	(111)	(6)	(140)	(7)

Income before income taxes	341	19	289	14
Income tax expense	(126)	(7)	(107)	(5)

Net income	$215	12%	$182	9%

Net sales

Net sales for the year ended December 31, 2016 were $1,840 million compared to $1,986 million for the year ended December 31, 2015, a decrease of 7%. The decrease was principally driven by a $97 million, or 9%, decrease in net sales in the North America On-Highway end market driven by lower demand from Rugged Duty Series and Highway Series models partially offset by higher demand for Pupil Transport/Shuttle models, a $48 million, or 87%, decrease in net sales in the North American Off-Highway end market driven by the previously contemplated impact of low energy prices, a $23 million, or 66%, decrease in net sales in the Outside North America Off-Highway end market driven by lower demand in the mining and energy sectors, a $12 million, or 16%, decrease in net sales in the North America Hybrid-Propulsion Systems for Transit Bus end market driven by lower demand due to engine emissions improvements and other alternative technologies, and an $11 million, or 3%, decrease in net sales in the Service Parts, Support Equipment and Other end market driven by lower demand for North America Off-Highway service parts, partially offset by a $43 million, or 16%, increase in net sales in the Outside North America On-Highway end market driven by higher demand in Europe and Japan partially offset by lower demand in China and a $2 million, or 2%, increase in net sales in the Defense end market principally driven by higher demand for Wheeled Defense partially offset by lower demand for Tracked Defense.

Cost of sales

Cost of sales for the year ended December 31, 2016 were $976 million compared to $1,052 million for the year ended December 31, 2015, a decrease of 7%. The decrease was principally driven by $51 million of decreased direct material costs and $22 million of lower manufacturing expense, in each case consistent with historical trends and management’s expectations given the respective change in sales volume, and $10 million of favorable direct material costs, partially offset by $7 million of higher incentive compensation expense.

Gross profit

Gross profit for the year ended December 31, 2016 was $864 million compared to $934 million for the year ended December 31, 2015, a decrease of 7%. The decrease was principally driven by $98 million related to decreased net sales and $7 million of higher incentive compensation expense, partially offset by $22 million of lower manufacturing expense commensurate with decreased net sales, $10 million of favorable direct material costs and $3 million resulting from price increases on certain products. Gross profit as a percent of net sales was flat for the year compared to 2015 principally driven by favorable direct material costs and price increases on certain products, offset by unfavorable sales volume and higher incentive compensation expense.

Selling, general and administrative

Selling, general and administrative for the year ended December 31, 2016 were $324 million compared to $317 million for the year ended December 31, 2015, an increase of 2%. The increase was principally driven by $15 million of higher incentive compensation expense, $4 million of stockholder activism expenses and $3 million of unfavorable adjustments related to the DPIM extended coverage program, partially offset by $5 million of lower product warranty expense, $5 million of lower intangible asset amortization, $2 million of unfavorable 2015 product warranty adjustments and reduced global commercial spending activities.

Engineering — research and development

Engineering expenses for the year ended December 31, 2016 were $88 million compared to $93 million for the year ended December 31, 2015, a decrease of 4%. The decrease was principally driven by the cadence of certain product initiatives, partially offset by $3 million of higher incentive compensation expense.

Trade name impairment

During the fourth quarter of 2015, we recorded a trade name impairment charge of $80 million as a result of lower forecasted net sales for certain of our end markets. Refer to NOTE 5, “Goodwill and Other Intangible Assets” in Part II, Item 8, of this Annual Report on Form 10-K. No trade name impairment charges were recorded in 2016.

Environmental remediation

During the third quarter of 2015, we recorded approximately $14 million for environmental remediation expenses as a result of the EPA determining that GM’s environmental remediation activities at our Indianapolis, Indiana manufacturing facilities were complete, and our assumption of responsibility for future operating, monitoring and maintenance activities. Refer to NOTE 16 “Commitments and Contingencies” in Part II, Item 8, of this Annual Report on Form 10-K.

Loss associated with impairment of long-lived assets

During the first quarter of 2015, we recorded approximately $1 million of losses associated with impairment of certain of our long-lived assets related to the production of the H3000 and H4000 hybrid-propulsion systems.

Interest expense, net

Interest expense, net for the year ended December 31, 2016 was $101 million compared to $114 million for the year ended December 31, 2015, a decrease of 12%. The decrease was principally driven by $14 million of favorable mark-to-market adjustments for our interest rate derivatives, $9 million of lower interest expense as a result of the repurchase and redemption of ATI’s 7.125% Senior Notes in the second quarter of 2015, $8 million of lower interest expense on ATI’s Term B-3 Loan due primarily to the repayment of $1,200 million of principal in the third quarter of 2016, and $1 million of lower amortization of deferred financing fees, partially offset by $14 million of interest expense on ATI’s 5.0% Senior Notes issued in September 2016 and $7 million of interest expense for our interest rate derivatives that became effective in August 2016.

Expenses related to long-term debt refinancing

In September 2016, we refinanced our Senior Secured Credit Facility, resulting in expenses of $12 million for the year ended December 31, 2016. In April 2015, we completed a cash tender offer to purchase any and all of the outstanding 7.125% Senior Notes. The tender offer resulted in the repurchase of $421 million of the 7.125% Senior Notes in April 2015. In May 2015, we redeemed the remaining $50 million of the outstanding 7.125% Senior Notes, resulting in premiums and expenses totaling $26 million for the year ended December 31, 2015.

Other income (expense), net

Other income (expense), net for the year ended December 31, 2016 was income of $2 million compared to zero for the year ended December 31, 2015. The change was principally driven by $3 million of net gains on derivative contracts and $1 million of lower foreign exchange losses on intercompany financing, partially offset by $1 million of technology-related investment expense and $1 million of miscellaneous expense, net.

Income tax expense

Income tax expense for the year ended December 31, 2016 was $126 million compared to $107 million for the year ended December 31, 2015, resulting in an effective tax rate of 37% for each of the years ended December 31, 2016 and 2015.

Liquidity and Capital Resources

We generate cash primarily from operations to fund our operating, investing and financing activities. Our principal uses of cash are operating expenses, capital expenditures, debt service, stock repurchases, dividends on common stock and working capital needs. We had total available cash and cash equivalents of $199 million and $205 million as of December 31, 2017 and 2016, respectively. Of the available cash and cash equivalents, approximately $149 million and $124 million were deposited in operating accounts while approximately $50 million and $81 million were invested in U.S. government backed securities as of December 31, 2017 and 2016, respectively.

As of December 31, 2017, the total of cash and cash equivalents held by foreign subsidiaries was $75 million, the majority of which was located in Europe and China. The geographic location of our cash aligns with our business growth strategy. We manage our worldwide cash requirements considering available funds among the subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. As a result, we do not anticipate that local liquidity restrictions will preclude us from funding our targeted expectations or operating needs with local resources.

As of December 31, 2017, the Company had approximately $62 million of undistributed earnings in foreign subsidiaries which were subject to the one-time repatriation tax on foreign earnings required by the Tax Cuts and Jobs Act (“Tax Act”). As a result, we recorded a charge of $5 million for the one-time repatriation tax, to be paid to the U.S. Government over the next eight years. We have not recognized any deferred tax liabilities associated with earnings in foreign subsidiaries, except for our subsidiaries located in China and Hong Kong, as they are intended to be permanently reinvested and used to support foreign operations. We have recorded a deferred tax liability of $2 million for the tax liability associated with the remittance of previously taxed income and unremitted earnings for our subsidiaries located in China and Hong Kong.

Our liquidity requirements are significant, primarily due to our debt service requirements. As of December 31, 2017, we had $1,176 million of indebtedness associated with ATI’s Term B-3 Loan, $1,000 million of indebtedness associated with ATI’s 5.0% Senior Notes and $400 million of indebtedness associated with ATI’s 4.75% Senior Notes. The minimum required quarterly principal payment on ATI’s Term B-3 Loan through its maturity date of September 2022 is $3 million. There are no required quarterly principal payments on ATI’s 5.0% Senior Notes and 4.75% Senior Notes.

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control. We made net principal payments of $427 million, $215 million and $117 million on our Senior Secured Credit Facility during the years ended December 31, 2017, 2016 and 2015, respectively.

The Senior Secured Credit Facility provides for a $550 million Revolving Credit Facility, net of an allowance for up to $75 million in outstanding letters of credit commitments. Throughout the year ended December 31, 2017, we made periodic withdrawals and payments on the Revolving Credit Facility as part of our debt management plans. The maximum amount outstanding at any time during the year ended December 31, 2017 on the Revolving Credit Facility was $300 million. The Revolving Credit Facility was not utilized during the years ended December 31, 2016 and 2015. As of December 31, 2017, we had $533 million available under the Revolving Credit Facility, net of $17 million in letters of credit. As of December 31, 2017, we had no revolving loans outstanding. If we have revolving loan commitments outstanding on the Revolving Credit Facility at the end of a fiscal quarter, the Senior Secured Credit Facility requires us to maintain a specified maximum total senior secured leverage ratio of 5.50x. Additionally, within the terms of the Senior Secured Credit Facility, a senior secured leverage ratio at or below 4.00x results in the elimination of excess cash flow payments on the Senior Secured Credit Facility for the applicable year. As of December 31, 2017, the senior secured leverage ratio was 1.13x. The Senior Secured Credit Facility also provides certain financial incentives based on our total leverage ratio. A total leverage ratio at or below 4.00x results in a 25 basis point reduction to the applicable margin on our Revolving Credit Facility, and a total leverage ratio at or below 3.50x results in a 12.5 basis point reduction to the Revolving Credit Facility commitment fee and an additional 25 basis point reduction to the applicable margin on our Revolving Credit Facility. These reductions would remain in effect as long as we achieve a total leverage ratio at or below the related threshold. As of December 31, 2017, our total leverage ratio was 2.74x.

In addition, the Senior Secured Credit Facility includes, among other things, customary restrictions (subject to certain exceptions) on our ability to incur certain indebtedness, grant certain liens, make certain investments, declare or pay certain dividends, or repurchase shares of our common stock. The indentures governing the 5.0% Senior Notes and 4.75% Senior Notes contain negative covenants restricting or limiting our ability to, among other things, incur or guarantee additional indebtedness, incur liens, pay dividends on, redeem or repurchase our capital stock, make certain investments, permit payment or dividend restrictions on certain of our subsidiaries, sell assets, engage in certain transactions with affiliates, and consolidate or merge or sell all or substantially all of our assets. As of December 31, 2017, we are in compliance with all covenants under the Senior Secured Credit Facility and indentures governing the 5.0% Senior Notes and 4.75% Senior Notes.

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

On November 14, 2016, our Board of Directors authorized us to repurchase up to $1,000 million of our common stock pursuant to the 2016 Repurchase Program. On November 8, 2017, our Board of Directors increased the authorization by $500 million, bringing the total amount authorized under the 2016 Repurchase Program to $1,500 million. During 2017, we repurchased approximately $885 million of our common stock under the 2016 Repurchase Program. All of the repurchase transactions during 2017 were settled in cash during the same period. As of December 31, 2017, we had approximately $554 million available under the 2016 Repurchase Program.

The following table shows our sources and uses of funds for the years ended December 31, 2017, 2016 and 2015 (in millions):

	Years ended December 31,
Statement of Cash Flows Data	2017	2016	2015
Cash flows provided by operating activities	$658	$591	$580
Cash flows used for investing activities	(94)	(72)	(60)
Cash flows used for financing activities	(574)	(564)	(529)

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

Cash provided by operating activities

Operating activities for the year ended December 31, 2017 generated $658 million of cash compared to $591 million for the year ended December 31, 2016. The increase was principally driven by increased gross profit, higher sales allowances and higher deferred revenue, partially offset by increased cash income taxes, higher inventories, increased cash interest expense, increased pension funding payments and increased incentive compensation payments.

Operating activities for the year ended December 31, 2016 generated $591 million of cash compared to $580 million for the year ended December 31, 2015. The increase was principally driven by higher accounts payable, lower inventories, lower incentive compensation payments, decreased excess tax benefit from stock-based compensation, lower interest paid as a result of debt repayments and refinancing, lower manufacturing expense, favorable direct material costs and higher other liabilities, net, partially offset by decreased net sales and higher accounts receivable.

Cash used for investing activities

Investing activities for the year ended December 31, 2017 used $94 million of cash compared to $72 million for the year ended December 31, 2016. The increase was principally driven by an increase of $20 million in capital expenditures and an increase of $2 million in technology-related initiatives. The increase in capital expenditures was principally driven by spending related to investments in productivity and replacement programs and higher product initiatives spending.

Investing activities for the year ended December 31, 2016 used $72 million of cash compared to $60 million for the year ended December 31, 2015. The increase was principally driven by an increase of $13 million in capital expenditures. The increase in capital expenditures was principally driven by spending related to investments in productivity and replacement programs and higher product initiatives spending.

Cash used for financing activities

Financing activities for the year ended December 31, 2017 used $574 million of cash compared to $564 million for the year ended December 31, 2016. The increase was principally driven by $629 million of increased repurchases of common stock, $6 million of 2016 excess tax benefit from stock-based compensation and $5 million of decreased proceeds from common stock issuance in connection with stock option exercises, partially offset by $603 million of increased net debt borrowings, $15 million of lower debt financing fees and $11 million of decreased dividend payments.

Financing activities for the year ended December 31, 2016 used $564 million of cash compared to $529 million for the year ended December 31, 2015. The increase was principally driven by $78 million of increased payments, net on long-term debt, $12 million of increased debt financing fees associated with the issuance of the 5.0% Senior Notes and the amendments to the Senior Secured Credit Facility in the third quarter of 2016, and $2 million of decreased excess tax benefit from stock-based compensation, partially offset by $50 million of lower stock repurchases, $5 million of decreased dividend payments, and $1 million of increased proceeds from the exercise of stock options.

Contractual Obligations, Contingent Liabilities and Commitments

The following table summarizes our contractual obligations as of December 31, 2017 (dollars in millions):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Secured Credit Facility(1)	$1,370	$54	$106	$1,210	$—
5.0% Senior Notes(2)	1,338	50	100	100	1,088
4.75% Senior Notes(3)	587	19	38	38	492
Operating leases	11	4	4	2	1
Pension & OPEB liabilities(4)	27	3	9	15	see (4) below

Total(5)	$3,333	$130	$257	$1,365	$1,581

(1)	Senior Secured Credit Facility includes principal payments and estimated interest payments. Interest on the Term B-3 Loan is equal to the London Interbank Offered Rate (“LIBOR”) plus 2.00%. For the purposes of this table the rate has been calculated using LIBOR as of December 31, 2017, resulting in an applied rate of 3.57%. Actual payments will vary.
(2)	5.0% Senior Notes include principal and interest payments based on a fixed interest rate of 5.00%.
(3)	4.75% Senior Notes include principal and interest payments based on a fixed interest rate of 4.75%.
(4)	Estimated pension funding and post-retirement benefit payments are based on an increasing discount rate and effective interest rate for funding purposes between 3.8% - 4.6%. Pension funding and post-retirement benefit payments are excluded from the table beyond year 5, though we expect funding and payments to continue beyond year 5. See NOTE 13 “Employee Benefit Plans” of Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K for the funding status of our pension plans and other post-retirement benefit plan as of December 31, 2017.
(5)	Defense price reduction reserve, estimated warranty obligations and sales allowance programs, which total $56 million, $55 million and $34 million, respectively, as of December 31, 2017 have been excluded from this table as timing of any payments are uncertain.

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

Revenue Recognition

Revenue recognition contains uncertainties because it requires management to make assumptions and to apply judgment to estimate the amount of sales incentives and provision for government price reductions. Distributor and customer sales incentives, consisting of allowances and other rebates, are estimated at the time of sale based upon history and experience and are recorded as a reduction to net sales. Incentive programs are generally product specific or region specific. Some factors used in estimating the cost of incentives include the number of transmissions that will be affected by the incentive program and the rate of acceptance of any incentive program. If the actual number of affected transmissions differs from this estimate, or if a different mix of incentives is actually paid, the impact on net sales would be recorded in the period that the change was identified. Assuming our current mix of sales incentives, a 10% change in sales incentives would have affected our earnings by approximately $5 million to $7 million per year for each of the prior three fiscal years.

Under terms of certain previous U.S. government contracts, there were price reduction clauses and provisions for potential price reductions which are estimated at the time of sale based upon history and experience, and finalized after completion of U.S. government audits. Potential reductions may be attributed to a change in projected sales volumes or plant efficiencies which impact overall costs. Given our current price reduction reserve for government contracts, a 10% adjustment in our price reduction reserve would have affected our earnings by approximately $6 million per year for each of the prior three fiscal years. Beginning in 2014, all of our contracts with the U.S. government are firm fixed price contracts, which do not contain price reduction clauses and provisions.

Further information is provided in NOTE 2 “Summary of Significant Accounting Policies” of Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K.

Goodwill and Other Intangible Assets

Goodwill is tested for impairment at the reporting unit level, which is the same as our one operating and reportable segment. We do not aggregate any components into our reporting unit. We have elected to perform our annual impairment test on October 31 of every year. A multi-step impairment test is performed on goodwill. In Step 0, we have the option to evaluate various qualitative factors to determine the likelihood of impairment. If we determine that the fair value is more likely than not less than the carrying value, then we are required to perform Step 1. If we do not elect to perform Step 0, we can voluntarily proceed directly to Step 1. In Step 1, we perform a quantitative analysis to compare the fair value of our reporting unit to our carrying value including goodwill. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired, and we are not required to perform further testing. If the carrying value of a reporting unit’s goodwill exceeds its carrying value of net assets, then we would record an impairment loss equal to the difference.

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

Goodwill impairment testing for 2017 was performed using the Step 0 analysis by assessing certain qualitative trends and factors. These trends and factors were compared to, and based on, the assumptions used in prior years. After reviewing the various qualitative factors mentioned above, our 2017 annual goodwill impairment test indicated that the fair value of the reporting unit more likely than not exceeded its carrying value, indicating no impairment.

Other intangible assets have both indefinite and finite useful lives. Intangible assets with indefinite useful lives are not amortized but are tested annually for impairment. We have elected to perform our annual trade name impairment test on October 31 of every year and follow a similar multi-step impairment test that is performed on goodwill. While unpredictable and inherently uncertain, we believe the forecast estimates are reasonable and incorporate those assumptions that similar market participants would use in their estimates of fair value. After reviewing the various qualitative factors mentioned above, our annual 2017 trade name impairment test, as of October 31, 2017, indicated that the fair value of our trade name more likely than not exceeded the respective carrying value, indicating no impairment.

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

Assumptions and estimates used to determine cash flows in the evaluation of impairment and the fair values used to determine the impairment are subject to a degree of judgment and complexity. Any changes to the assumptions and estimates resulting from changes in actual results or market conditions from those anticipated may affect the carrying value of long-lived assets and could result in an impairment charge. As a result of events and circumstances in the fourth quarter of 2017, we reviewed certain of our long-lived assets related to the production of the TC10 product. We completed a test for recoverability using the undiscounted cash flows of the TC10 product line. Due to continued weak demand conditions for the TC10 product, the future undiscounted cash flows of the related assets were less than the carrying value of those assets. We used a market approach to determine the fair value of the assets, resulting in a $32 million loss for the year ended December 31, 2017. There were no impairment charges for the year ended December 31, 2016.

As a result of events and circumstances in the first quarter of 2015, we reviewed certain of our long-lived assets related to the production of the H3000 and H4000 electric hybrid-propulsion systems, resulting in a $1 million loss recorded for the year ended December 31, 2015. Deteriorating market conditions for hybrid-propulsion vehicles, principally as a result of decreased fuel costs, alternative fuels and other technologies, significantly contributed to the future cash flows of the related assets being less than the carrying value of those assets.

Warranty

Provisions for estimated expenses related to product warranties are made at the time products are sold. Warranty claims arise when a transmission fails while in service during the relevant warranty period. The warranty reserve is adjusted in Selling, general and administrative based on our current and historical warranty claims paid and associated repair costs. These estimates are established using historical information including the nature, frequency, and average cost of warranty claims and are adjusted as actual information becomes available. From time to time, we may initiate a specific field action program. As a result of the uncertainty surrounding the nature and frequency of specific field action programs, the liability for such programs is recorded when we commit to an action. We review and assess the liability for these programs on a quarterly basis. We also assess our ability to recover certain costs from our suppliers and record a receivable from the supplier when we believe a recovery is probable. Warranty costs may differ from those estimated if actual claim rates are higher or lower than our historical rates. Further information is provided in NOTE 9 “Product Warranty Liabilities” of Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K which contains a summary of the activity in our warranty liability account for 2017, 2016 and 2015 including adjustments to pre-existing warranties.

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

A change in the discount rate can have a significant impact on determining our benefit obligations. Our current discount rate is determined by matching the plans’ projected cash flows to a yield curve based on long-term, fixed income debt instruments available as of the measurement date of December 31, 2017. The effect of a one percentage point decrease in the assumed discount rate would result in an increase in the December 31, 2017 defined benefit pension plans obligation of approximately $22 million. Similarly, a one percentage point decrease in the assumed discount rate would result in an increase in the December 31, 2017 OPEB obligation of approximately $15 million.

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

On December 22, 2017, the Tax Act was enacted into law. The Tax Act makes broad and complex changes to the U.S. tax code that impact the Company, most notably a reduction of the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017. The Tax Act also makes other changes including, but not limited to, the acceleration of depreciation for certain assets placed into service after September 27, 2017 as well as a one-time deemed repatriation tax on undistributed foreign earnings and profits. Beginning in 2018, the Tax Act makes other changes impacting us such as additional limitations on executive compensation, the repeal of the domestic manufacturing deduction and qualifications around certain research and development expenditures.

As of December 31, 2017, our U.S. federal income tax deductions related to our intangible assets were approximately $315 million annually through 2021 and approximately $185 million in 2022. Excluding our intangible asset deductions, our expected tax payments would have increased by approximately $110 million for the year ended December 31, 2017.

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

Further information on income taxes is provided in NOTE 14 “Income Taxes” of Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K.

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

Interest Rate Risk

We are subject to interest rate market risk in connection with a portion of our long-term debt. Our principal interest rate exposure relates to outstanding amounts under our Senior Secured Credit Facility. Our Senior Secured Credit Facility provides for variable rate borrowings of up to $1,709 million including $533 million under our Revolving Credit Facility, net of $17 million of letters of credit. A one-eighth percent increase or decrease in assumed interest rates for the Senior Secured Credit Facility, if fully drawn as of December 31, 2017, would have an impact of approximately $2 million on interest expense. As of December 31, 2017, we had no outstanding borrowings against the Revolving Credit Facility.

During December 2017, we terminated interest rate swap contracts with notional values totaling $800 million. The transaction resulted in $13 million of interest expense. As of December 31, 2017, we are not party to any interest rate swaps.

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

Assuming current levels of foreign currency transactions, a 10% aggregate increase or decrease in the Japanese Yen, Euro, Indian Rupee and Chinese Yuan Renminbi would correspondingly change our earnings, net of tax, by an estimated $5 million per year. We believe other exposure to foreign currencies is immaterial.

Commodity Price Risk

We are subject to changes in our cost of sales caused by movements in underlying commodity prices. Approximately two-thirds of our cost of sales consists of purchased components with significant raw material content. A substantial portion of the purchased parts are made of aluminum and steel. The cost of aluminum parts includes an adjustment factor on future purchases for fluctuations in aluminum prices based on accepted industry indices. In addition, a substantial amount of steel-based contracts also include an index-based component. As our costs change, we are able to pass through a portion of the changes in commodity prices to certain of our customers according to our LTSAs. We historically have not entered into long-term purchase contracts related to the purchase of aluminum and steel. Assuming current levels of commodity purchases, a 10% increase or decrease in the price of aluminum and steel would correspondingly change our earnings by approximately $2 million and $5 million per year, respectively.

Many of our LTSAs have incorporated a cost-sharing arrangement related to potential future commodity price fluctuations. For purposes of the sensitivity analysis above, the impact of these cost sharing arrangements has not been included.

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Allison Transmission Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Allison Transmission Holdings, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Indianapolis, Indiana

February 15, 2018

We have served as the Company’s auditor since 2008.

Allison Transmission Holdings, Inc.

Consolidated Balance Sheets

(dollars in millions, except share data)

	December 31, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$199	$205
Accounts receivable	221	197
Inventories	154	126
Income taxes receivable	33	3
Other current assets	25	17

Total Current Assets	632	548

Property, plant and equipment, net	448	464
Intangible assets, net	1,153	1,242
Goodwill	1,941	1,941
Other non-current assets	31	24

TOTAL ASSETS	$4,205	$4,219

LIABILITIES
Current Liabilities
Accounts payable	$159	$128
Product warranty liability	22	25
Current portion of long-term debt	12	12
Deferred revenue	41	27
Other current liabilities	183	150

Total Current Liabilities	417	342

Product warranty liability	33	38
Deferred revenue	75	66
Long-term debt	2,534	2,147
Deferred income taxes	276	312
Other non-current liabilities	181	233

TOTAL LIABILITIES	3,516	3,138
Commitments and Contingencies (see NOTE 16)

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 1,880,000,000 shares authorized, 139,990,865 shares issued and outstanding and 163,795,604 shares issued and outstanding, respectively	1	2
Non-voting common stock, $0.01 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Paid in capital	1,758	1,728
Accumulated deficit	(1,055)	(586)
Accumulated other comprehensive loss, net of tax	(15)	(63)

TOTAL STOCKHOLDERS’ EQUITY	689	1,081

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$4,205	$4,219

The accompanying notes are an integral part of the consolidated financial statements.

Allison Transmission Holdings, Inc.

Consolidated Statements of Comprehensive Income

(dollars in millions, except per share data)

	Years ended December 31,
	2017	2016	2015
Net sales	$2,262	$1,840	$1,986
Cost of sales	1,131	976	1,052

Gross profit	1,131	864	934
Selling, general and administrative	342	324	317
Engineering — research and development	105	88	93
Loss associated with impairment of long-lived assets	32	—	1
Trade name impairment	—	—	80
Environmental remediation	—	—	14

Operating income	652	452	429
Interest expense, net	(103)	(101)	(114)
Expenses related to long-term debt refinancing	—	(12)	(26)
Other (expense) income, net	(22)	2	—

Income before income taxes	527	341	289
Income tax expense	(23)	(126)	(107)

Net income	$504	$215	$182

Basic earnings per share attributable to common stockholders	$3.38	$1.28	$1.03

Diluted earnings per share attributable to common stockholders	$3.36	$1.27	$1.03

Dividends declared per common share	$0.60	$0.60	$0.60

Other comprehensive income (loss), net of tax:
Foreign currency translation	15	(6)	(11)
Pension and OPEB liability adjustment	26	3	(3)
Available-for-sale securities	7	(1)	(5)

Total other comprehensive income (loss), net of tax	48	(4)	(19)

Comprehensive income	$552	$211	$163

The accompanying notes are an integral part of the consolidated financial statements.

Allison Transmission Holdings, Inc.

Consolidated Statements of Cash Flows

(dollars in millions)

	Years ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$504	$215	$182
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	90	92	97
Depreciation of property, plant and equipment	80	84	88
Deferred income taxes	(50)	114	96
Loss associated with impairment of long-lived assets	32	—	1
Unrealized (gain) loss on derivatives	(29)	(1)	15
Impairment loss on investments in technology-related initiatives	16	1	—
Stock-based compensation	12	9	10
Amortization of deferred financing costs	6	7	8
Expenses related to long-term debt refinancing	—	11	26
Excess tax benefit from stock-based compensation	—	(6)	(8)
Trade name impairment	—	—	80
Other	—	1	1

Changes in assets and liabilities:
Accounts receivable	(19)	(3)	9
Inventories	(25)	15	(2)
Accounts payable	30	2	(25)
Other assets and liabilities	11	50	2

Net cash provided by operating activities	658	591	580

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions of long-lived assets	(91)	(71)	(58)
Investments in technology-related initiatives	(3)	(1)	(2)

Net cash used for investing activities	(94)	(72)	(60)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repurchases of common stock	(885)	(256)	(306)
Borrowings on revolving credit facility	415	—	—
Repayments on revolving credit facility	(415)	—	—
Issuance of long-term debt	400	1,000	470
Dividend payments	(89)	(100)	(106)
Proceeds from exercise of stock options	19	24	23
Payments on long-term debt	(12)	(1,215)	(117)
Debt financing fees	(6)	(21)	(9)
Taxes paid related to net share settlement of equity awards	(1)	(2)	(2)
Excess tax benefit from stock-based compensation	—	6	8
Repurchases and redemption of long-term debt	—	—	(490)

Net cash used for financing activities	(574)	(564)	(529)
Effect of exchange rate changes on cash	4	(2)	(2)
Net decrease in cash and cash equivalents	(6)	(47)	(11)
Cash and cash equivalents at beginning of period	205	252	263

Cash and cash equivalents at end of period	$199	$205	$252

Supplemental disclosures:
Interest paid	$124	$78	$97
Income taxes paid	$96	$13	$5

The accompanying notes are an integral part of the consolidated financial statements.

Allison Transmission Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

(dollars in millions)

	Common Stock	Non-voting Common Stock	Preferred Stock	Treasury Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, net of tax	Stockholders’ Equity
Balance at December 31, 2014	$2	$—	$—	$—	$1,651	$(215)	$(40)	$1,398
Stock-based compensation	—	—	—	—	10	—	—	10
Pension and OPEB liability adjustment	—	—	—	—	—	—	(3)	(3)
Foreign currency translation adjustment	—	—	—	—	—	—	(11)	(11)
Available-for-sale securities	—	—	—	—	—	—	(5)	(5)
Issuance of common stock	—	—	—	—	21	—	—	21
Repurchase of common stock	—	—	—	—	—	(306)	—	(306)
Dividends on common stock	—	—	—	—	—	(106)	—	(106)
Excess tax benefit from stock-based compensation	—	—	—	—	8	—	—	8
Net income	—	—	—	—	—	182	—	182

Balance at December 31, 2015	$2	$—	$—	$—	$1,690	$(445)	$(59)	$1,188
Stock-based compensation	—	—	—	—	9	—	—	9
Pension and OPEB liability adjustment	—	—	—	—	—	—	3	3
Foreign currency translation adjustment	—	—	—	—	—	—	(6)	(6)
Available-for-sale securities	—	—	—	—	—	—	(1)	(1)
Issuance of common stock	—	—	—	—	23	—	—	23
Repurchase of common stock	—	—	—	—	—	(256)	—	(256)
Dividends on common stock	—	—	—	—	—	(100)	—	(100)
Excess tax benefit from stock-based compensation	—	—	—	—	6	—	—	6
Net income	—	—	—	—	—	215	—	215

Balance at December 31, 2016	$2	$—	$—	$—	$1,728	$(586)	$(63)	$1,081
Stock-based compensation	—	—	—	—	12	—	—	12
Pension and OPEB liability adjustment	—	—	—	—	—	—	26	26
Foreign currency translation adjustment	—	—	—	—	—	—	15	15
Available-for-sale securities	—	—	—	—	—	—	7	7
Issuance of common stock	—	—	—	—	18	—	—	18
Repurchase of common stock	(1)	—	—	—	—	(884)	—	(885)
Dividends on common stock	—	—	—	—	—	(89)	—	(89)
Excess tax benefit from stock-based compensation	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	504	—	504

Balance at December 31, 2017	$1	$—	$—	$—	$1,758	$(1,055)	$(15)	$689

The accompanying notes are an integral part of the consolidated financial statements.

Allison Transmission Holdings, Inc.

Notes to Consolidated Financial Statements

NOTE 1.	OVERVIEW

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

The Company has approximately 2,700 employees and 13 different transmission product lines. Although approximately 79% of revenues were generated in North America in 2017, the Company has a global presence by serving customers in Europe, Asia, South America and Africa. The Company serves customers through an independent network of approximately 1,400 independent distributor and dealer locations worldwide.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The information herein reflects all normal recurring material adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the periods presented. The consolidated financial statements herein consist of all wholly-owned domestic and foreign subsidiaries with all significant intercompany transactions eliminated.

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

Marketable Securities

The Company determines the appropriate classification of all marketable securities as “held-to-maturity,” “available-for-sale” or “trading” at the time of purchase, and re-evaluates such classifications as of each balance sheet date. As of December 31, 2017, the Company’s marketable securities are classified as trading.

Trading securities are carried at fair value with the unrealized gain or loss recognized in Other (expense) income, net. The fair value of the Company’s investment securities is determined by currently available market prices. See NOTE 6 “Fair Value of Financial Instruments” for more details.

Inventories

Inventories are stated at the lower of cost and net realizable value. The Company determines cost using the first-in, first-out method. The Company analyzes inventory on a quarterly basis to determine whether it is excess or obsolete inventory. Any decline in carrying value of estimated excess or obsolete inventory is recorded as a reduction of inventory and as an expense included in Cost of sales in the period it is identified.

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

Impairment of Long-Lived Assets

The carrying value of long-lived assets is evaluated whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. Events or circumstances that would result in an impairment review primarily include a significant change in the use of an asset or the planned sale or disposal of an asset. The asset would be considered impaired when there is no future use planned for the asset or the future net undiscounted cash flows generated by the asset or asset group are less than its carrying value. An impairment loss would be recognized based on the amount by which the carrying value exceeds fair value.

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

As a result of events and circumstances in the fourth quarter of 2017, the Company reviewed certain of its long-lived assets related to the production of the TC10 product, resulting in a $32 million impairment loss recorded for the year ended December 31, 2017. Continued weak demand conditions for the TC10 product contributed to the future cash flows of the related assets being less than the carrying value of those assets.

There were no impairment charges for the year ended December 31, 2016.

The Company recorded a $1 million impairment loss during 2015 on certain of its long-lived assets related to the production of the H3000 and H4000 electric hybrid-propulsion systems. Deteriorating market conditions for hybrid-propulsion vehicles, principally as a result of decreased fuel costs, alternative fuels and other technologies, significantly contributed to the future cash flows of the related assets being less than the carrying value of those assets.

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price paid over the fair value of net assets acquired. In accordance with the FASB’s authoritative accounting guidance on goodwill, the Company does not amortize goodwill but rather evaluates it for impairment on an annual basis, or more often if events or circumstances change that could cause goodwill to become impaired. Goodwill is tested for impairment at the reporting unit level, which is the same as the Company’s one operating and reportable segment. The Company does not aggregate any components into its reporting unit. The Company has elected to perform its annual goodwill impairment test on October 31 of every year using a multi-step impairment test. In Step 0, the Company has the option to evaluate various qualitative factors to determine the likelihood of impairment. If determined that the fair value is more likely than not less than the carrying value, then the Company is required to perform Step 1. If the Company does not elect to perform Step 0, it can voluntarily proceed directly to Step 1. In Step 1, the Company performs a quantitative analysis to compare the fair value of its reporting unit to its carrying value including goodwill. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired, and the Company is not required to perform further testing. If the carrying value of a reporting unit’s goodwill exceeds its carrying value of net assets, then the Company would record an impairment loss equal to the difference.

Goodwill impairment testing for 2017 was performed using the Step 0 analysis of certain trends and factors. The Company’s qualitative assessment included an assessment of business changes, economic outlook, financial trends and forecasts, growth rates, credit ratings, equity ratings, discount rates, industry data and other relevant qualitative factors. Events or circumstances that could unfavorably impact the key assumptions include lower net sales driven by market conditions, our inability to execute on marketing programs and/or growth initiatives, lower gross margins as a result of market conditions or failure to obtain forecasted cost reductions, or a higher discount rate as a result of market conditions. While unpredictable and inherently uncertain, the Company believes the forecast estimates were reasonable and incorporate assumptions that similar market participants would use in their estimates of fair value. These trends and factors were compared to, and based on, the assumptions used in prior years. After reviewing various qualitative factors, the Company’s 2017 annual goodwill impairment test indicated that the fair value of the reporting unit more likely than not exceeded its carrying value, indicating no impairment. Refer to NOTE 5 “Goodwill and Other Intangible Assets” for further information.

Other intangible assets have both indefinite and finite useful lives. Intangible assets with indefinite useful lives, such as the Company’s trade name, are not amortized but are tested annually for impairment. The Company has elected to perform our annual trade name impairment test on October 31 of every year and follow a similar multi-step impairment test to that performed on goodwill. Events or circumstances that could unfavorably impact the key assumptions include lower net sales driven by market conditions, our inability to execute on marketing programs and/or delay in introduction of new products, and higher discount rate as a result of market conditions. While unpredictable and inherently uncertain, the Company believes the forecast estimates are reasonable and incorporate those assumptions that similar market participants would use in their estimates of fair value. After reviewing various qualitative factors, the Company’s annual 2017 trade name impairment test, as of October 31, 2017, indicated that the fair value of the trade name more likely than not exceeded its carrying value, indicating no impairment. Refer to NOTE 5 “Goodwill and Other Intangible Assets” for further information.

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

Deferred Financing Costs

The debt issuance costs related to line-of-credit arrangements is presented as a component of other non-current assets. The debt issuance costs related to other types of debt instruments such as notes and loans are presented as a component of long-term debt. Deferred financing costs continue to be amortized over the life of the related debt using the effective interest method. Amortization of deferred financing costs is recorded as part of interest expense and totaled $6 million, $7 million and $8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Revenue Recognition

The Company records sales when title has transferred to the customer, there is evidence of an agreement, the sales price is fixed or determinable, delivery has occurred or services have been rendered, and collectability is reasonably assured. The Company sells extended transmission coverage (“ETC”) for which sales are deferred. ETC sales are recognized ratably over the period of the ETC, which typically ranges from two to five years after initial sale. Costs associated with ETC programs are recorded as incurred during the extended period. Distributor and customer sales incentives, consisting of allowances and other rebates, are estimated at the time of sale based upon the Company’s history and experience and are recorded as a reduction to Net sales. Incentive programs are generally product specific or region specific. Some factors used in estimating the cost of incentives include the number of transmissions that will be affected by the incentive program and rate of acceptance of any incentive program. If the actual number of affected transmissions differs from this estimate, or if a different mix of incentives is actually paid, the impact on Net sales would be recorded in the period that the change was identified. Consideration given to commercial customers recorded as a reduction of Net sales in the Consolidated Statements of Comprehensive Income included $66 million, $58 million, and $47 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Sales under U.S. government production contracts are recorded when the product is accepted, title has transferred to the U.S. government, the sales price is fixed or determinable, delivery has occurred, and any other terms of the contract have been met. Deferred revenue arises from cash received in advance of the culmination of the earnings process and is recognized as revenue in future periods when the applicable revenue recognition criteria have been met. Under the terms of previous U.S. government contracts, there were certain price reduction clauses and provisions for potential price reductions which were estimated at the time of sale based upon the Company’s history and experience and were recorded as a reduction to Net sales. Potential reductions may be attributed to a change in projected sales volumes or plant efficiencies which impact overall costs. As of each of December 31, 2017 and 2016, the Company had $56 million recorded in the price reduction reserve account.

The Company engages in licensing agreements with certain third parties for the use of the Company’s intellectual property. Deferred revenue arises from cash received in advance of the period of use of the intellectual property. Revenue is recognized over the license period as it is earned.

The Company classifies shipping and handling billed to customers in Net sales and shipping and handling costs in Cost of sales, in accordance with authoritative accounting guidance.

The Company contracts with various third parties to provide engineering services. These services are recorded as Net sales in accordance with the terms of the contract. The saleable engineering recorded was $3 million, $3 million and $4 million for the years ended December 31, 2017, 2016 and 2015, respectively. The associated costs are recorded in Cost of sales.

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

Environmental

The Company accrues costs related to environmental matters when it is probable that the Company has incurred a liability related to a contaminated site and the costs can be reasonably estimated. For additional information, see NOTE 16 “Commitments and Contingencies”.

Foreign Currency Translation

Most of the subsidiaries outside the United States prepare financial statements in currencies other than the U.S. Dollar. The functional currency for all of these subsidiaries is the local currency, except for the Company’s Hong Kong and Middle East subsidiaries which currently use the U.S. Dollar as their functional currency. Balances are translated at period-end exchange rates for assets and liabilities and monthly weighted-average exchange rates for revenues and expenses. The translation gains and losses are stated as a component of Accumulated Other Comprehensive Loss (“AOCL”) as disclosed in NOTE 15 “Accumulated Other Comprehensive Loss”.

Derivative Instruments

In the normal course of business, the Company is exposed to fluctuations in interest rates, foreign currency exchange rates, and commodity prices. The risk is managed through the use of financial derivative instruments including interest rate swaps and commodity and foreign currency forward contracts, when appropriate. Despite the fact that the Company either has not elected or does not qualify for hedge accounting treatment on all of its derivative instruments, the contracts are used strictly as an economic hedge and not for speculative purposes. As necessary, the Company adjusts the values of the derivative instruments for counter-party or credit risk. NOTE 8 “Derivatives” provides further information on the accounting treatment of the Company’s derivative instruments.

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

Stock-Based Compensation

In March 2015, the Company’s Board of Directors adopted and, in May 2015, the Company’s stockholders approved the Allison Transmission Holdings, Inc. 2015 Equity Incentive Award Plan (“2015 Plan”), which became effective on May 14, 2015. Under the 2015 Plan, certain employees (including executive officers), consultants and directors are eligible to receive equity-based compensation, including non-qualified stock options, incentive stock options, restricted stock, dividend equivalents, stock payments, restricted stock units (“RSU”s), performance awards, stock appreciation rights and other equity-based awards, or any combination thereof. The 2015 Plan limits the aggregate number of shares of common stock available for issue to 15.3 million and will expire on, and no option or other equity award may be granted pursuant to the 2015 Plan after, the tenth anniversary of the date the 2015 Plan was approved by the Board of Directors.

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

RSUs are recorded at fair market value at the date of grant and vest upon continued performance of services by the RSU holders over one to three years. Restricted stock awards are recorded at fair market value at the date of grant and the restrictions lapse upon continued performance by the restricted stock holders on the vest date which generally occurs over one, two or three years. Performance awards are recorded at fair value based on a Monte-Carlo pricing model and the restrictions lapse on the date the Compensation Committee of the Board of Directors determines the number of shares that shall vest based on the total stockholder return of the Company relative to the specified peer group. Non-qualified stock options are recorded at fair value using a Black-Scholes option pricing model and vest upon the continued performance of services by the option holder on the third anniversary of the grant date for awards under the 2015 Plan.

The Company has made a policy election under applicable accounting guidance to account for forfeitures as a reduction of stock-based compensation expense when the forfeiture actually occurs.

Restricted stock and RSUs were granted to certain employees and directors at fair market value on the date of grant. The restrictions lapse upon continued performance by the restricted stock or RSU holders on the vest date which generally occurs over one, two or three years. Restricted stock and RSU incentive compensation expense recorded was $7 million, $2 million and $2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Performance awards were granted to certain employees at fair value at the date of grant. The Company records the fair value of each performance award based on a Monte-Carlo pricing model. Performance award incentive compensation expense recorded was $3 million, $1 million and $1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Stock options were granted to certain employees at fair value on the date of grant using a Black-Scholes option pricing model. Stock option incentive compensation expense recorded was $2 million, $3 million and $4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Recently Adopted Accounting Pronouncements

In May 2017, the FASB issued authoritative accounting guidance on accounting for modifications to the terms of employee stock compensation. The guidance clarifies which changes to terms or conditions of share-based payment awards require the entity to apply modification accounting. The guidance was adopted by the Company effective January 1, 2018. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2017, the FASB issued authoritative accounting guidance on the presentation of net periodic pension costs and net periodic postretirement benefit costs. The guidance clarifies the presentation of component costs within an employer’s financial statements and restricts component costs eligible for capitalization to the service cost component. The guidance was adopted by the Company effective January 1, 2018.

In January 2017, the FASB issued authoritative accounting guidance on evaluation of goodwill for impairment. The guidance modifies the approach to assessing impairment from testing the implied fair value goodwill to testing the fair value of the reporting unit carrying the goodwill, which eliminates Step 2 of the prior evaluation guidance. The intent of this amendment is to reduce the cost and complexity of evaluating goodwill. The guidance was early adopted by the Company effective July 1, 2017. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

In October 2016, the FASB issued authoritative accounting guidance on the income tax consequences of intra-company transfers other than inventory. This guidance addresses the timing of the recognition of current and deferred income taxes. Under this guidance, the recognition of current or deferred income taxes will occur at the time of the transfer of the asset. The guidance was adopted by the Company effective January 1, 2018. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued authoritative accounting guidance on the presentation and classification of certain cash receipts and cash payments on the statement of cash flows. The guidance specifically addresses cash flow issues with the objective of reducing the diversity in practice. The guidance was adopted by the Company effective January 1, 2018. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued authoritative accounting guidance on share-based payment awards to employees. The guidance involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance was adopted by the Company effective January 1, 2017. Management recorded an excess tax benefit of $18 million to income tax expense and as a component of operating cash flows for the year ended December 31, 2017, and made the accounting policy election to account for forfeitures in stock-based compensation as they occur.

In January 2016, the FASB issued authoritative accounting guidance on the classification of equity securities with readily determinable fair values into different categories (e.g. trading or available-for-sale) and the requirement for equity securities to be measured at fair value with changes in fair value recognized in net income. The guidance was adopted by the Company effective January 1, 2018. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued authoritative accounting guidance on a company’s accounting for revenue from contracts with customers, which guidance has subsequently been amended. The guidance applies to all companies that enter into contracts with customers to transfer goods, services or nonfinancial assets. The guidance requires these companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires disclosures regarding the nature, timing, amount and uncertainty of revenue that is recognized. The guidance allows either full or modified retrospective adoption. The guidance was adopted by the Company effective January 1, 2018 using the modified retrospective approach. Management expects that the revenue streams that will be impacted by the guidance, although immaterially, relate to non-standard transmission coverages. Certain contracts have also been reviewed individually for the potential impact. No significant changes or additions to the Company’s internal controls over financial reporting are expected as a result of implementing this guidance. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

NOTE 3.	INVENTORIES

Inventories consisted of the following components (dollars in millions):

	December 31, 2017	December 31, 2016
Purchased parts and raw materials	$79	$57
Work in progress	6	5
Service parts	46	43
Finished goods	23	21

Total inventories	$154	$126

Inventory components shipped to third parties, primarily cores, parts to re-manufacturers, and parts to contract manufacturers, which the Company has an obligation to buy back, are included in purchased parts and raw materials, with an offsetting liability in Other current liabilities. See NOTE 12, “Other Current Liabilities” for more information.

NOTE 4.	PROPERTY, PLANT AND EQUIPMENT

The cost and accumulated depreciation of property, plant and equipment are as follows (dollars in millions):

	December 31, 2017	December 31, 2016
Land and land improvements	$24	$25
Buildings and building improvements	322	303
Machinery and equipment	601	590
Software	136	128
Special tools	169	157
Construction in progress	46	46

Total property, plant and equipment	1,298	1,249
Accumulated depreciation	(850)	(785)

Property, plant and equipment, net	$448	$464

Depreciation of property, plant and equipment was $80 million, $84 million and $88 million for the years ended December 31, 2017, 2016 and 2015, respectively.

As a result of events and circumstances in the fourth quarter of 2017, the Company reviewed certain machinery and equipment and special tools related to the production of the TC10 product. The Company completed a test for recoverability using the undiscounted cash flows of the TC10 product line. Due to continued weak demand conditions for the TC10 product, the future undiscounted cash flows of the related assets were less than the carrying value of those assets. The Company used a market approach to determine the fair value of the assets, resulting in a $32 million loss for the year ended December 31, 2017. During 2015, the Company recorded an impairment of certain machinery and equipment and special tools associated with the production of the H3000 and H4000 electric hybrid-propulsion systems. See NOTE 2 “Summary of Significant Accounting Policies”, Impairment of Long-Lived Assets for more information.

NOTE 5.	GOODWILL AND OTHER INTANGIBLE ASSETS

As of December 31, 2017 and 2016, the carrying amount of the Company’s Goodwill was $1,941 million.

The following presents a summary of other intangible assets (dollars in millions):

	December 31, 2017			December 31, 2016
	Intangible assets, gross	Accumulated amortization	Intangible assets, net	Intangible assets, gross	Accumulated amortization	Intangible assets, net
Other intangible assets:
Trade name	$790	$—	$790	$790	$—	$790
Customer relationships – commercial	832	(573)	259	832	(526)	306
Proprietary technology	476	(396)	80	476	(358)	118
Customer relationships – defense	62	(38)	24	62	(35)	27
Non-compete agreement	17	(17)	—	17	(16)	1
Patented technology – defense	28	(28)	—	28	(28)	—
Tooling rights	5	(5)	—	5	(5)	—

Total	$2,210	$(1,057)	$1,153	$2,210	$(968)	$1,242

Amortization of intangible assets was $90 million, $92 million and $97 million for the years ended December 31, 2017, 2016 and 2015, respectively.

As of December 31, 2017 and 2016, the net carrying value of the Company’s Goodwill and Other intangible assets, net was $3,094 million and $3,183 million, respectively. The Company’s 2017 annual goodwill impairment test indicated that the fair value of the reporting unit exceeded its carrying value, indicating no impairment.

As of December 31, 2015, the Company recorded a trade name impairment charge of $80 million. The impairment charge was a result of a decline in forecasted net sales for certain of the Company’s end markets. The trade name impairment did not result in any other charges to goodwill, other intangible assets or long-lived assets.

Amortization expense related to other intangible assets for the next five years is expected to be (dollars in millions):

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

Level 3 — Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At each balance sheet date, the Company performs an analysis of all instruments subject to authoritative accounting guidance and includes, in Level 3, all of those whose fair value is based on significant unobservable inputs. As of December 31, 2017 and 2016, the Company did not have any Level 3 financial assets or liabilities.

The Company’s assets and liabilities that are measured at fair value include cash equivalents, available-for-sale securities, derivative instruments, assets held in a rabbi trust and a deferred compensation obligation. The Company’s cash equivalents consist of short-term U.S. government backed securities. The Company’s available-for-sale securities consisted of ordinary shares of Torotrak plc (“Torotrak”) associated with a license and exclusivity agreement with Torotrak. Torotrak’s listed shares were traded on the London Stock Exchange under the symbol “TRK” until trading was suspended in December 2017, at which time the fair value was zero, and the Company realized a loss of $13 million for the year ended December 31, 2017. The Company’s derivative instruments consisted of interest rate swaps. The Company’s assets held in the rabbi trust consist principally of publicly available mutual funds and target date retirement funds. The Company’s deferred compensation obligation is directly related to the fair value of assets held in the rabbi trust.

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

The Company uses valuations from the issuing financial institution for the fair value measurement of interest rate derivatives. The Company corroborates the valuation through the use of third-party valuation services using a standard replacement valuation model. The floating-to-fixed interest rate swaps are based on the London Interbank Offered Rate (“LIBOR”) which is observable at commonly quoted intervals. The fair values are included in other current and non-current assets and liabilities in the Consolidated Balance Sheets. The Company did not elect hedge accounting treatment for the interest rate swaps and, as a result, fair value adjustments were charged directly to Interest expense, net in the Consolidated Statements of Comprehensive Income.

The following table summarizes the fair value of the Company’s financial assets and (liabilities) as of December 31 (dollars in millions):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		TOTAL
	2017	2016	2017	2016	2017	2016
Cash equivalents	$50	$81	$—	$—	$50	$81
Rabbi trust assets	8	5	—	—	8	5
Deferred compensation obligation	(8)	(5)	—	—	(8)	(5)
Available-for-sale securities	—	2	—	—	—	2
Derivative liabilities, net	—	—	—	(29)	—	(29)

Total	$50	$83	$—	$(29)	$50	$54

NOTE 7.	DEBT

Long-term debt and maturities are as follows (dollars in millions):

	December 31, 2017	December 31, 2016
Long-term debt:
Senior Secured Credit Facility Term B-3 Loan, variable, due 2022	$1,176	$1,188
Senior Notes, fixed 5.0%, due 2024	1,000	1,000
Senior Notes, fixed 4.75%, due 2027	400	—

Total long-term debt	$2,576	$2,188
Less: current maturities of long-term debt	12	12
deferred financing costs, net (see NOTE 2)	30	29

Total long-term debt, net	$2,534	$2,147

Principal payments required on long-term debt during the next five years are as follows:

(dollars in millions)	2018	2019	2020	2021	2022
Payments	$12	$12	$12	$12	$1,128

As of December 31, 2017, the Company had $2,576 million of indebtedness associated with Allison Transmission, Inc.’s (“ATI”), the Company’s wholly-owned subsidiary, 5.0% Senior Notes due September 2024 (“5.0% Senior Notes”), ATI’s 4.75% Senior Notes due October 2027 (“4.75% Senior Notes”) and ATI’s Senior Secured Credit Facility (“Senior Secured Credit Facility”), which consists of the Senior Secured Credit Facility Term B-3 Loan due 2022 (“Term B-3 Loan”) and the Senior Secured Credit Facility revolving credit facility due 2021 (“Revolving Credit Facility”).

The fair value of the Company’s long-term debt obligations as of December 31, 2017 was $2,622 million. The fair value is based on quoted Level 2 market prices of the Company’s debt as of December 31, 2017. It is not expected that the Company would be able to repurchase a significant amount of its debt at these levels. The difference between the fair value and carrying value of the long-term debt is driven primarily by trends in the financial markets.

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

The Senior Secured Credit Facility is collateralized by a lien on substantially all assets of the Company including all of ATI’s capital stock and all of the capital stock or other equity interest held by the Company, ATI and each of the Company’s existing and future U.S. subsidiary guarantors (subject to certain limitations for equity interests of foreign subsidiaries and other exceptions set forth in the terms of the Senior Secured Credit Facility). Interest on the Term B-3 Loan, as of December 31, 2017, is either (a) 2.00% over the LIBOR or (b) 1.00% over the greater of the prime lending rate as quoted by the administrative agent and the federal funds effective rate published by the Federal Reserve Bank of New York plus 0.5%, provided that neither is below 1.00%. As of December 31, 2017, the Company elected to pay the lowest all-in rate of LIBOR plus the applicable margin, or 3.57%, on the Term B-3 Loan. The Senior Secured Credit Facility requires minimum quarterly principal payments on the Term B-3 Loan as well as prepayments from certain net cash proceeds of non-ordinary course asset sales and casualty and condemnation events and from a percentage of excess cash flow, if applicable. The minimum required quarterly principal payment on the Term B-3 Loan through its maturity date of September 2022 is $3 million. As of December 31, 2017, there had been no payments required for certain net cash proceeds of non-ordinary course asset sales and casualty and condemnation events. The remaining principal balance is due upon maturity.

The Senior Secured Credit Facility also provides a Revolving Credit Facility, net of an allowance for up to $75 million in outstanding letters of credit commitments. Throughout the year ended December 31, 2017, the Company made periodic withdrawals and payments on the Revolving Credit Facility as part of its debt management plans. The maximum amount outstanding at any time during the year ended December 31, 2017 on the Revolving Credit Facility was $300 million. As of December 31, 2017, the Company had $533 million available under the Revolving Credit Facility, net of $17 million in letters of credit. Revolving credit borrowings bear interest at a variable base rate plus an applicable margin based on the Company’s total leverage ratio. Interest on the Revolving Credit Facility is either (a) 1.75% over the LIBOR or (b) 0.75% over the greater of the prime lending rate in effect on such day and the federal funds effective rate published by the Federal Reserve Bank of New York plus 0.5%, provided that neither is below 1.75%. In addition, there is an annual commitment fee, based on the Company’s total leverage ratio, on the average unused revolving credit borrowings available under the Revolving Credit Facility. Revolving credit borrowings are payable at the option of the Company throughout the term of the Senior Secured Credit Facility with the balance due in September 2021.

The Senior Secured Credit Facility requires the Company to maintain a specified maximum total senior secured leverage ratio of 5.50x when revolving loan commitments remain outstanding on the Revolving Credit Facility at the end of a fiscal quarter. As of December 31, 2017, the Company had no revolving loans outstanding; however the Company would have been in compliance with the maximum total senior secured leverage ratio, achieving a 1.13x ratio. Additionally, within the terms of the Senior Secured Credit Facility, a senior secured leverage ratio at or below 4.00x results in the elimination of excess cash flow payments on the Senior Secured Credit Facility for the applicable year. The Senior Secured Credit Facility also provides certain financial incentives based on our total leverage ratio. A total leverage ratio at or below 4.00x results in a 25 basis point reduction to the applicable margin on the Revolving Credit Facility, and a total leverage ratio at or below 3.50x results in a 12.5 basis point reduction to the Revolving Credit Facility commitment fee and an additional 25 basis point reduction to the applicable margin on the Revolving Credit Facility. These reductions would remain in effect as long as the Company achieves a total leverage ratio at or below the related threshold. As of December 31, 2017, the Company’s total leverage ratio was 2.74x.

In addition, the Senior Secured Credit Facility, among other things, includes customary restrictions (subject to certain exceptions) on the Company’s ability to incur certain indebtedness, grant certain liens, make certain investments, declare or pay certain dividends, or repurchase shares of the Company’s common stock. As of December 31, 2017, the Company is in compliance with all covenants under the Senior Secured Credit Facility.

5.0% Senior Notes

In September 2016, ATI completed an offering of $1,000 million of the 5.0% Senior Notes. The 5.0% Senior Notes were offered in a private placement exempt from registration under the Securities Act of 1933, as amended. The proceeds from the offering, together with cash on hand, were used to repay $1,200 million of the Term B-3 Loan plus accrued and unpaid interest and related transaction expenses. As a result of the offering, the Company recorded approximately $13 million as deferred financing fees in the Consolidated Balance Sheets in September 2016.

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

The 5.0% Senior Notes are unsecured and are guaranteed by each of ATI’s domestic subsidiaries that is a borrower under or guarantees the Senior Secured Credit Facility and are unconditionally guaranteed, jointly and severally, by any of ATI’s future domestic subsidiaries that are borrowers under or guarantee the Senior Secured Credit Facility. None of ATI’s domestic subsidiaries currently guarantee its obligations under the Senior Secured Credit Facility, and therefore none of ATI’s domestic subsidiaries currently guarantee the 5.0% Senior Notes. The indenture governing the 5.0% Senior Notes contains negative covenants restricting or limiting the Company’s ability to, among other things: incur or guarantee additional indebtedness, incur liens, pay dividends on, redeem or repurchase the Company’s capital stock, make certain investments, permit payment or dividend restrictions on certain of the Company’s subsidiaries, sell assets, engage in certain transactions with affiliates, and consolidate or merge or sell all or substantially all of the Company’s assets. As of December 31, 2017, the Company was in compliance with all covenants under the indenture governing the 5.0% Senior Notes.

4.75% Senior Notes

In September 2017, ATI completed an offering of $400 million of 4.75% Senior Notes. The 4.75% Senior Notes were offered in a private placement exempt from registration under the Securities Act of 1933, as amended. The proceeds from the offering were used for general corporate purposes and to pay related transaction fees and expenses. As a result of the offering, the Company recorded approximately $5 million as deferred financing fees in the Consolidated Balance Sheets.

ATI may from time to time seek to retire the 4.75% Senior Notes through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, contractual redemptions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. Prior to October 1, 2020, ATI may redeem up to 40% of the 4.75% Senior Notes by paying a price equal to 104.75% of the principal amount being redeemed. Prior to October 1, 2022, ATI may redeem some or all of the 4.75% Senior Notes by paying a price equal to 100.00% of the principal amount being redeemed, plus a “make-whole” premium. At any time on or after October 1, 2022, ATI may redeem some or all of the 4.75% Senior Notes at specified redemption prices in the governing indenture.

The 4.75% Senior Notes are unsecured and are guaranteed by each of ATI’s domestic subsidiaries that is a borrower under or guarantees the Senior Secured Credit Facility and are unconditionally guaranteed, jointly and severally, by any of ATI’s future domestic subsidiaries that are borrowers under or guarantee the Senior Secured Credit Facility. None of ATI’s domestic subsidiaries currently guarantee its obligations under the Senior Secured Credit Facility, and therefore none of ATI’s domestic subsidiaries currently guarantee the 4.75% Senior Notes. The indenture governing the 4.75% Senior Notes contains negative covenants restricting or limiting the Company’s ability to, among other things: incur or guarantee additional indebtedness, incur liens, pay dividends on, redeem or repurchase the Company’s capital stock, make certain investments, permit payment or dividend restrictions on certain of the Company’s subsidiaries, sell assets, engage in certain transactions with affiliates, and consolidate or merge or sell all or substantially all of the Company’s assets. As of December 31, 2017, the Company was in compliance with all covenants under the indenture governing the 4.75% Senior Notes.

NOTE 8.	DERIVATIVES

The Company is exposed to certain financial risk from volatility in interest rates, foreign exchange rates and commodity prices. The risk is managed through the use of financial derivative instruments including interest rate swaps, foreign currency swaps and commodity swaps, when appropriate. Currently, the Company does not have any derivative instruments. The Company’s derivative instruments outstanding during 2017 were used strictly as an economic hedge and not for speculative purposes. As necessary, the Company adjusts the values of the derivative instruments for counter-party or credit risk.

Interest Rate

The Company is subject to interest rate risk related to the Senior Secured Credit Facility and entered into interest rate swap contracts that were based on the LIBOR to manage a portion of this exposure. The Company did not elect hedge accounting treatment for these derivatives, and as a result, fair value adjustments were charged directly to Interest expense, net in the Consolidated Statements of Comprehensive Income. During December 2017, the Company terminated the interest rate swap contracts.

A summary of the Company’s interest rate derivatives as of December 31, 2017 and 2016 follows (dollars in millions):

	December 31, 2017		December 31, 2016
	Notional Amount	Fair Value	Notional Amount	Fair Value
3.44% Interest Rate Swap L, Aug 2016 – Aug 2019*	$—	—	$75	(4)
3.43% Interest Rate Swap M, Aug 2016 – Aug 2019*	—	—	100	(5)
3.37% Interest Rate Swap N, Aug 2016 – Aug 2019*	—	—	75	(3)
3.19% Interest Rate Swap O, Aug 2016 – Aug 2019*	—	—	75	(3)
3.08% Interest Rate Swap P, Aug 2016 – Aug 2019*	—	—	75	(3)
2.99% Interest Rate Swap Q, Aug 2016 – Aug 2019*	—	—	50	(2)
2.98% Interest Rate Swap R, Aug 2016 – Aug 2019*	—	—	50	(2)
2.73% Interest Rate Swap S, Aug 2016 – Aug 2019*	—	—	50	(1)
2.74% Interest Rate Swap T, Aug 2016 – Aug 2019*	—	—	75	(2)
2.66% Interest Rate Swap U, Aug 2016 – Aug 2019*	—	—	50	(1)
2.60% Interest Rate Swap V, Aug 2016 – Aug 2019*	—	—	50	(1)
2.40% Interest Rate Swap W, Aug 2016 – Aug 2019*	—	—	25	(1)
2.25% Interest Rate Swap X, Aug 2016 – Aug 2019*	—	—	50	(1)

* includes LIBOR floor of 1.00%	$—	$—	$800	$(29)

The following tabular disclosures further describe the Company’s interest rate derivative instruments and their impact on the financial condition of the Company (dollars in millions):

	December 31, 2017		December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Interest rate swaps	Other current liabilities	$—	Other current liabilities	$(11)
	Other non-current liabilities	—	Other non-current liabilities	(18)

Total derivatives not designated as hedging instruments		$—		$(29)

The following tabular disclosure describes the location and impact on the Company’s results of operations related to gain (loss) on interest rate derivatives (dollars in millions):

	December 31, 2017	December 31, 2016	December 31, 2015
Location of impact on results of operations
Interest income (expense),net	$16	$—	$(14)

NOTE 9.	PRODUCT WARRANTY LIABILITIES

As of December 31, 2017, the current and non-current product warranty liabilities were $22 million and $33 million, respectively. As of December 31, 2016, the current and non-current product warranty liabilities were $25 million and $38 million, respectively. Product warranty liability activities consist of the following (dollars in millions):

	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015
Beginning balance	$63	$79	$84
Payments	(30)	(35)	(33)
Increase in liability (warranty issued during period)	18	16	21
Net adjustments to liability	4	3	6
Accretion (for predecessor liabilities)	—	—	1

Ending balance	$55	$63	$79

During 2017, 2016 and 2015, the Company recorded approximately $1 million, $1 million and $9 million, respectively, of adjustments to the product warranty liabilities as a result of specific field action programs. As a result of the uncertainty surrounding the nature and frequency of specific field action programs, these liabilities will change as additional field information becomes available.

The remaining adjustments to the total liability in 2017, 2016 and 2015, excluding the Dual Power Inverter Module (“DPIM”) as discussed below, were the result of general changes in estimates for various products as additional claims data and field information became available.

Dual Power Inverter Module

During June 2007, Old GM recognized the estimated cost of replacing the DPIM used on H 40/50 EP electric hybrid systems. Certain units were falling short of their expected service life and the Company’s predecessor, Allison Transmission, an operating unit of Old GM, decided to cover repair or replacement for an extended period. The Company is responsible for the first $12 million of qualified cost while General Motors Company (“GM”) is responsible for the next $34 million of costs, with any amount over $46 million being shared one-third by the Company and two-thirds by GM for shipments through June 30, 2009. As of December 31, 2017 and 2016, the Company’s remaining DPIM liability was $4 million and $6 million, respectively, and the related receivable owed by GM to the Company was $3 million and $3 million, respectively.

NOTE 10.	DEFERRED REVENUE

As of December 31, 2017, the current and non-current deferred revenue were $41 million and $75 million, respectively. As of December 31, 2016, the current and non-current deferred revenue were $27 million and $66 million, respectively. Deferred revenue activity consists of the following (dollars in millions):

	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015
Beginning balance	$93	$79	$69
Increases	52	37	32
Revenue earned	(29)	(23)	(22)

Ending balance	$116	$93	$79

Deferred revenue recorded in current and non-current liabilities related to ETC as of December 31, 2017 were $30 million and $72 million, respectively. Deferred revenue recorded in current and non-current liabilities related to ETC as of December 31, 2016 were $26 million and $66 million, respectively.

NOTE 11.	OTHER (EXPENSE) INCOME, NET

Other (expense) income, net consists of the following (dollars in millions):

	Years ended December 31,
	2017	2016	2015
Technology-related investment expense	$(16)	$(1)	$—
Vendor settlements	(5)	1	3
Other	(1)	2	(3)

Total	$(22)	$2	$—

NOTE 12.	OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (dollars in millions):

	As of December 31, 2017	As of December 31, 2016
Payroll and related costs	$73	$52
Sales allowances	34	24
Accrued interest payable	19	17
Vendor buyback obligation	14	13
Taxes payable	10	10
Defense price reduction reserve	9	9
Non-trade payables	8	4
Derivative liabilities	—	11
Other accruals	16	10

Total	$183	$150

NOTE 13.	EMPLOYEE BENEFIT PLANS

The Company’s hourly defined benefit pension plan generally provides benefits of negotiated, stated amounts for each year of service as well as significant supplemental benefits for employees who retire with 30 years of service before normal retirement age. Any difference between actual and expected returns on assets during a year and actuarial gains and losses on liabilities together with any prior service costs are charged (or credited) to income over the average remaining service lives of employees. The benefit cost components shown in the Consolidated Statements of Comprehensive Income are based upon certain data specific to the Company, actuarial assumptions that were used for accounting disclosures, and certain allocation methodologies such as population demographics.

For all hourly employees hired after May 18, 2008, the defined benefit pension plan was replaced with a defined contribution pension plan, and the company-sponsored retiree healthcare was also eliminated for those hired after May 18, 2008. The charge to expense for the hourly defined contribution pension plan was $2 million for each of the years ended December 31, 2017, 2016 and 2015.

The Company’s salaried defined benefit plan covering salaried employees with a service date prior to January 1, 2001 is generally based on years of service and compensation history. Any difference between actual and expected returns on assets during a year and actuarial gains and losses on liabilities together with any prior service costs are charged (or credited) to income over the average remaining service lives of employees. The benefit cost components shown in the Consolidated Statements of Comprehensive Income are based upon certain data specific to the Company, actuarial assumptions that were used for accounting disclosures, and certain allocation methodologies such as population demographics.

The Company’s salaried defined contribution retirement savings plan requires the Company to match employee contributions up to certain predefined limits based upon eligible base salary. In addition to the matching contribution, the Company is required to make a contribution equal to 1% of eligible base salary for salaried employees with a service date on or after January 1, 1993 to cover certain benefits in retirement that are different from salaried employees with a service date prior to January 1, 1993. In addition, for salaried employees with a service date on or after January 1, 2001, the Company is required to contribute to its defined contribution retirement savings plan an amount equal to 4% of eligible base salary under the program. The charge to expense for the salaried defined contribution retirement savings plan was $6 million for each of the years ended December 31, 2017, 2016 and 2015.

The Company is also responsible for OPEB costs (medical, dental, vision, and life insurance) for hourly employees hired prior to May 19, 2008. Post-retirement benefit costs consist of service cost and interest cost on accrued obligations. Actuarial gains and losses on liabilities and any prior service costs are charged (or credited) to income over the average remaining service lives of employees. The benefit cost components shown in the Consolidated Statements of Comprehensive Income are based upon certain data specific to the Company, actuarial assumptions that were used for OPEB accounting disclosures, and certain allocation methodologies such as population demographics. The plan is unfunded and any future payments will be funded by the Company’s operating cash flows. As of December 31, 2017 and 2016, the Company had an estimated OPEB liability for hourly employees hired prior to May 19, 2008, excluding those employees eligible to retire at the time of the sale of the Company, of $102 million and $144 million, respectively.

As part of the Affordable Care Act enacted in 2010, the Company has evaluated the impact on “High-cost Health Plans” in which employers offering health plan coverage exceeding certain thresholds must pay an excise tax equal to 40% of the value of the plan that exceeds the threshold amount. As a result of the excise tax, the Company has recorded $2 million in its OPEB liability as of both December 31, 2017 and 2016 with a corresponding adjustment to AOCL, net of tax.

The Company provides contributions to certain international benefit plans; however, these contributions are not material for the periods presented.

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

Information about the net periodic benefit cost and other changes recognized in AOCL for the pension and post-retirement benefit plans is as follows (dollars in millions):

	Pension Plans			Post-retirement Benefits
	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015
Net Periodic Benefit Cost:
Service cost	$12	$13	$14	$2	$2	$2
Interest cost	6	6	5	6	7	5
Expected return on assets	(7)	(7)	(8)	—	—	—
Prior service credit	—	—	—	(4)	(4)	(3)

Net Periodic Benefit Cost	$11	$12	$11	$4	$5	$4
Other changes recognized in other comprehensive income:
Prior service cost (credit)	$1	$(5)	$—	$(73)	$—	$—
Net loss (gain)	8	8	(4)	24	(11)	4
Amortizations	—	—	—	4	4	4

Total recognized – other comprehensive income	$9	$3	$(4)	$(45)	$(7)	$8

The table below provides the weighted-average actuarial assumptions used to determine the net periodic benefit cost.

	Pension Plans			Post-retirement Benefits
	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015
Discount rate	4.10%	4.40%	3.90%	4.30%	4.60%	4.00%
Rate of compensation increase (salaried)	3.00%	3.00%	3.00%	N/A	N/A	N/A
Expected return on assets	4.70%	4.70%	6.25%	N/A	N/A	N/A

The table below provides the weighted-average actuarial assumptions used to determine the benefit obligations of the Company’s plans.

	Pension Plans		Post-retirement Benefits
	As of December 31,
	2017	2016	2017	2016
Discount rate	3.50%	4.10%	3.60%	4.30%
Rate of compensation increase (salaried)	3.00%	3.00%	N/A	N/A

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

The discount rate is used to determine the present value of the Company’s benefit obligations. The Company’s discount rate is determined by matching the plans’ projected cash flows to a yield curve based on long-term, fixed income debt instruments available as of the measurement date of December 31, 2017.

The overall expected rate of return on plan assets is based upon historical and expected future returns consistent with the expected benefit duration of the plan for each asset group adjusted for investment and administrative fees.

Health care cost trends are used to project future post-retirement benefits payable from the Company’s plans. For the Company’s December 31, 2017 obligations, future post-retirement medical care costs and prescription drug costs were forecasted assuming an initial annual increase of 5.20%, decreasing to 4.50% by the year 2036.

As health care costs trends have a significant effect on the amounts reported, an increase and decrease of one-percentage-point would have the following effects in the year ended December 31, 2017 (dollars in millions):

	1% Increase	1% Decrease
Effect on total of service and interest cost	$2	$(1)
Effect on post-retirement benefit obligation	$15	$(12)

The following table provides a reconciliation of the changes in the net benefit obligations and fair value of plan assets for the years ended December 31, 2017, 2016 and 2015 (dollars in millions):

	Pension Plans			Post-retirement Benefits
	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015
Benefit Obligations:
Net benefit obligation at beginning of year	$155	$140	$134	$144	$147	$136
Service cost	12	13	14	2	2	2
Interest cost	6	6	5	6	7	5
Plan Amendments	1	(5)	—	(73)	—	—
Benefits paid	(7)	(7)	(2)	(2)	(1)	(1)
Actuarial loss (gain)	14	8	(11)	25	(11)	5

Net benefit obligation at end of year	$181	$155	$140	$102	$144	$147

Fair Value of Plan Assets:
Fair value of plan assets at beginning of year	$150	$140	$135	$—	$—	$—
Actual return on plan assets	14	6	2	—	—	—
Employer contributions	31	11	5	2	1	1
Benefits paid	(7)	(7)	(2)	(2)	(1)	(1)

Fair value of plan assets at end of year	$188	$150	$140	$—	$—	$—

Net Funded Status	$7	$(5)	$—	$(102)	$(144)	$(147)

The Company’s OPEB plan was amended to reflect certain limitations on participants’ annual benefits that were included in the new collective bargaining agreement ratified by International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) Local 933 in December 2017.

The Company’s pension plan assets mostly consist of diversified equity securities and diversified debt securities. The fair values of plan assets for the Company’s pension plans as of December 31, 2017 and 2016 are as follows (dollars in millions):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		TOTAL
	2017	2016	2017	2016	2017	2016
Diversified debt securities	$26	$12	$128	$112	$154	$124
Diversified equity securities	20	22	8	—	28	22
Cash equivalents	6	4	—	—	6	4

Total	$52	$38	$136	$112	$188	$150

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

Through 2017, the Company’s investment committee has continued to evaluate the investments and take steps toward the established targets.

The following table discloses the amounts recognized in the balance sheet and in AOCL at December 31, 2017 and 2016, on a pre-tax basis (dollars in millions):

	Pension Plans		Post-retirement Benefits
	As of December 31,
	2017	2016	2017	2016
Amounts Recognized in Balance Sheet:
Noncurrent assets	$7	$—	$—	$—
Current liabilities	—	—	(3)	(2)
Noncurrent liabilities	—	(5)	(99)	(142)

Total asset (liability)	$7	$(5)	$(102)	$(144)

Accumulated Other Comprehensive Loss:
Prior service credit	$4	$5	$84	$15
Actuarial (loss) gain	(11)	(3)	(10)	15

Total	$(7)	$2	$74	$30

The amounts in AOCL expected to be amortized and recognized as a component of net periodic benefit cost in 2018 are as follows (dollars in millions):

	2018
	Pension Plans	Post-retirement Benefits
Prior service credit	$1	$13
Actuarial loss	(1)	—

Total	$—	$13

The accumulated benefit obligation for the Company’s pension plans as of December 31, 2017 and 2016 was $177 million and $151 million, respectively.

As of December 31, 2017 and 2016, the projected benefit obligation, the accumulated benefit obligation, and the fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets and for pension plans with an accumulated benefit obligation in excess of plan assets were as follows (dollars in millions):

	Hourly Plan			Salary Plan
	As of December 31,
	2017		2016	2017		2016
Plans with projected benefit obligation in excess of plan assets:
Projected benefit obligation	N/A	[1]	$76	N/A	[1]	$78
Fair value of plan assets	N/A	[1]	$75	N/A	[1]	$75
Plans with accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	N/A	[1]	$76	N/A	[1]	N/A	[2]
Fair value of plan assets	N/A	[1]	$75	N/A	[1]	N/A	[2]
[1]	As of December 31, 2017, the hourly defined benefit pension plan had plan assets greater than the projected benefit obligation and the accumulated benefit obligation. As of December 31, 2017, the salary defined benefit pension plan had plan assets greater than the projected benefit obligation and accumulated benefit obligation.
[2]	As of December 31, 2016, the salary defined benefit pension plan had plan assets greater than the accumulated benefit obligation.

Information about expected cash flows for the Company’s pension and post-retirement benefit plans is as follows (dollars in millions):

	Pension Plans	Post-retirement Benefits
Employer Contributions:
2018 expected contributions	$—	$3
Expected Benefit Payments:
2018	9	3
2019	10	3
2020	11	4
2021	12	5
2022	13	5
2023-2027	68	27

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

In June 2012, the Company established a non-qualified deferred compensation plan (“Deferred Compensation Plan”) for a select group of management. Under the terms of the plan, the Company has utilized a rabbi trust to accumulate assets to fund its promise to pay benefits under the Deferred Compensation Plan. The rabbi trust is an irrevocable trust, which restricts any use of funds (operational or otherwise) by the Company other than to pay benefits under the Deferred Compensation Plan, and prevents immediate taxation of contributed amounts. Funds are accumulated through both employee deferrals and a company match. Funds can be invested by the employee into a diversified group of investment options, which have been selected by the Company’s investment committee, that are all categorized as Level 1 in the fair value hierarchy. The company match resulted in a charge of zero to the Consolidated Statements of Comprehensive Income for each of the years ended December 31, 2017, 2016 and 2015, and the fair value of the rabbi trust plan assets and deferred compensation obligation was $8 million and $5 million as of December 31, 2017 and 2016, respectively.

NOTE 14.	INCOME TAXES

Income before income taxes included the following (dollars in millions):

	Years ended December 31,
	2017	2016	2015
U.S. income	$491	$309	$261
Foreign income	36	32	28

Total	$527	$341	$289

The provision for income tax expense was estimated as follows (dollars in millions):

	Years ended December 31,
	2017	2016	2015
Estimated current income taxes:
U.S. federal	$61	$2	$3
Foreign	7	8	6
U.S. state and local	5	2	2

Total Current	73	12	11
Deferred income tax (credit) expense, net:
U.S. federal	(44)	107	90
Foreign	1	—	—
U.S. state and local	(7)	7	6

Total Deferred	(50)	114	96

Total income tax expense	$23	$126	$107

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was enacted into law. The Tax Act makes broad and complex changes to the U.S. tax code that impact the Company, most notably a reduction of the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017. The Tax Act also makes other changes including, but not limited to, the acceleration of depreciation for certain assets placed into service after September 27, 2017 as well as a one-time deemed repatriation tax on undistributed foreign earnings and profits. Beginning in 2018, the Tax Act makes other changes impacting the Company such as additional limitations on executive compensation, the repeal of the domestic manufacturing deduction and qualifications around certain research and development expenditures.

On December 22, 2017, the United States Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. The Company recognized the income tax effects of the Tax Act for the year ended December 31, 2017, the reporting period in which the Tax Act was signed into law, in accordance with SAB 118. As such, the Company’s financial results reflect the income tax effects of the Tax Act and provisional amounts for those specific income tax effects of the Tax Act that could be reasonably estimated.

In accordance with SAB 118, the Company recorded a $157 million deferred tax benefit related to the re-measurement of certain deferred tax assets and liabilities and $5 million of tax expense recorded in connection with the transition tax on the mandatory deemed repatriation of foreign earnings and profits for the year ended December 31, 2017.

A reconciliation of the provision for income tax expense compared with the amounts at the U.S. federal statutory rate is as follows (dollars in millions):

	Years ended December 31,
	2017	2016	2015
Tax at U.S. statutory income tax rate	$185	$120	$101
Impact related to Tax Act	(155)	—	—
Tax credits	(21)	—	—
Foreign rate differential	(5)	(5)	(3)
Non-deductible expenses	7	5	4
Valuation allowance	3	1	(1)
State tax expense	10	6	5
Adjustment to deferred tax expense	—	—	1
Other adjustments	(1)	(1)	—

Total income tax expense	$23	$126	$107

The effective tax rate for the year ended December 31, 2017 was 4%, as compared with 37% in 2017. The lower rate is principally due to $155 million of tax benefit recorded in connection with the Tax Act, largely due to the $157 million decrease in net deferred tax liabilities to reflect the decrease in the corporate income tax rate from 35% to 21%.

Deferred income tax assets and liabilities as of December 31, 2017 and 2016 reflect the effect of temporary differences between amounts of assets, liabilities and equity for financial reporting purposes and the bases of such assets, liabilities and equity as measured by tax laws, as well as tax loss and tax credit carry forwards. Net deferred tax assets and liabilities are classified as non-current in the consolidated statements of financial position. As described above, the deferred tax assets and liabilities are measured based on the enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. As such, the Company re-measured its deferred tax assets and liabilities as a direct result of the enactment of the Tax Act. The primary impact of the re-measurement was a reduction in deferred tax assets and liabilities in connection with the reduction of the U.S. corporate income tax rate from 35% to 21%.

As of December 31, 2017, the Company had approximately $62 million of undistributed earnings in foreign subsidiaries which were subject to the one-time repatriation tax on foreign earnings required by the Tax Act. As a result, the Company recorded a charge of $5 million for the one-time repatriation tax, to be paid to the U.S. Government over the next eight years. The Company has not recognized any deferred tax liabilities associated with earnings in foreign subsidiaries, except for its subsidiaries located in China and Hong Kong, as they are intended to be permanently reinvested and used to support foreign operations. The deferred tax liabilities, if recorded, related to unremitted earnings that are indefinitely reinvested are not material. The Company has recorded a deferred tax liability of $2 million for the tax liability associated with the remittance of previously taxed income and unremitted earnings for its subsidiaries located in China and Hong Kong, which in previous periods had been considered indefinitely reinvested.

Temporary differences and carryforwards that gave rise to deferred tax assets and liabilities included the following (dollars in millions):

	As of December 31, 2017	As of December 31, 2016
Deferred tax assets:
Intangibles	$35	$64
Deferred revenue	25	35
Other accrued liabilities	18	34
Operating loss carryforwards	12	14
Warranty accrual	11	22
Stock-based compensation	6	8
Sales allowances and rebates	6	7
Inventories	5	6
Technology-related investments	4	9
Capital loss carryforwards	3	—
Environmental remediation	3	5
Unrealized loss on interest rate derivatives	1	11
Post-retirement	—	12
Tax credits	—	8
Other	4	8

Total Deferred tax assets	133	243

Valuation allowances	(9)	(5)

Deferred tax liabilities:
Goodwill	(287)	(409)
Trade name	(96)	(122)
Property, plant and equipment	(7)	(15)
Post-retirement	(4)	—
Other	(3)	(2)

Total Deferred tax liabilities	(397)	(548)

Net Deferred tax liability	$(273)	$(310)

The estimated net operating loss carryforwards as of December 31, 2017 relate solely to U.S. state net operating loss carryforwards. Substantially all state operating loss carryforwards will not expire until 2027-2032.

Management has determined, based on an evaluation of available objective and subjective evidence, that it is more likely than not that certain foreign deferred tax assets and an anticipated capital loss carryforward will not be realized; therefore these deferred tax assets are offset with a valuation allowance of $9 million and $5 million as of December 31, 2017 and 2016, respectively.

In accordance with the FASB’s authoritative accounting guidance on accounting for income taxes, the Company records uncertain tax positions on the basis of a two-step process whereby (1) it is determined whether it is more likely than not that the tax position will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority. Based upon this process, the Company has recognized a liability for uncertain tax benefits as of December 31, 2017 and 2016. Management does not anticipate any material changes in the balance within the coming year. The change in the liability for unrecognized tax benefits are as follows (dollars in millions):

December 31, 2015	$2

Increases in unrecognized tax benefits as a result of current year activity	—

December 31, 2016	$2

Increases in unrecognized tax benefits as a result of current year activity	—

December 31, 2017	$2

For the years ended December 31, 2017, 2016 and 2015, the Company recognized no interest and penalties in the Consolidated Statements of Comprehensive Income because either no uncertain tax positions were identified or the penalties and interest anticipated were not material in all the periods presented. The Company follows a policy of recording any interest or penalties in Income tax expense.

Management does not anticipate any significant changes in unrecognized tax benefits within the coming year. There was $2 million as of both December 31, 2017 and 2016 of unrecognized tax benefits that, if recognized, would affect the annual effective tax rate. All of the Company’s returns, once filed, will remain subject to examination by the various taxing authorities for the duration of the applicable statute of limitations (generally three years from the earlier of the date of filing or the due date of the return).

NOTE 15.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in components of AOCL consisted of the following (dollars in millions):

	Before Tax	Tax (Expense) Benefit	After Tax
Balance at December 31, 2014	$5	$(45)	$(40)

Foreign currency translation	(11)	—	(11)
Pension and OPEB liability adjustment	(3)	—	(3)
Available-for-sale securities	(8)	3	(5)

Net current period other comprehensive loss	$(22)	$3	$(19)

Balance at December 31, 2015	$(17)	$(42)	$(59)

Foreign currency translation	(6)	—	(6)
Pension and OPEB liability adjustment	4	(2)	2
Available-for-sale securities	(1)	1	—

Net current period other comprehensive loss	$(3)	$(1)	$(4)

Balance at December 31, 2016	$(20)	$(43)	$(63)

Foreign currency translation	15	—	15
Pension and OPEB liability adjustment	34	(8)	26
Available-for-sale securities	11	(4)	7

Net current period other comprehensive loss	$60	$(12)	$48

Balance at December 31, 2017	$40	$(55)	$(15)

The following table shows the location in the Consolidated Statements of Comprehensive Income affected by reclassifications from AOCL (dollars in millions):

	For the year ended December 31, 2015
AOCL Components	Amount reclassified from AOCL	Affected line item in the consolidated statements of comprehensive income
Amortization of defined benefit pension items:
Prior service credit	$3	Cost of sales
	—	Selling, general and administrative
	—	Engineering – research and development
Actuarial gain	—	Cost of sales

Total reclassifications, before tax	3	Income before income taxes
Income tax expense	(1)	Tax expense

Total reclassifications	$2	Net of tax

	For the year ended December 31, 2016
AOCL Components	Amount reclassified from AOCL	Affected line item in the consolidated statements of comprehensive income
Amortization of defined benefit pension items:
Prior service credit	$3	Cost of sales
	—	Selling, general and administrative
	—	Engineering – research and development
Actuarial gain	1	Cost of sales
	—	Selling, general and administrative
	—	Engineering – research and development

Total reclassifications, before tax	4	Income before income taxes
Income tax expense	(2)	Tax expense

Total reclassifications	$2	Net of tax

	For the year ended December 31, 2017
AOCL Components	Amount reclassified from AOCL	Affected line item in the consolidated statements of comprehensive income
Amortization of defined benefit pension items:
Prior service credit	$3	Cost of sales
	1	Selling, general and administrative
	—	Engineering – research and development
Actuarial gain	—	Cost of sales

Total reclassifications, before tax	4	Income before income taxes
Income tax expense	(1)	Tax expense

Total reclassifications	$3	Net of tax

Prior service cost and actuarial loss are included in the computation of the Company’s net periodic benefit cost. Please see NOTE 13 “Employee Benefit Plans” for additional details.

NOTE 16.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain facilities under various operating leases. Rent expense under the non-cancelable operating leases was $5 million for each of the years ended December 31, 2017, 2016 and 2015. Certain leases contain renewal options.

As of December 31, 2017, future payments under non-cancelable operating leases are as follows over each of the next five years and thereafter (dollars in millions):

2018	$4
2019	2
2020	2
2021	1
2022	1
Thereafter	1

Total	$11

Environmental Matters

The Company has an agreement with the Environmental Protection Agency to perform remedial activities at the Company’s Indianapolis, Indiana manufacturing facilities related to historical soil and groundwater contamination. As of December 31, 2017, the Company had a liability recorded in the amount of $13 million.

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

As of December 31, 2017 and 2016, the Company employed approximately 2,700 employees with 89% of those employees in the U.S. Approximately 59% and 58% of the Company’s U.S. employees were represented by unions and subject to a collective bargaining agreement as of December 31, 2017 and 2016, respectively. In addition, many of the hourly employees outside the U.S. are represented by various unions. The Company is currently operating under a collective bargaining agreement with UAW Local 933 that expires in November 2023.

Three customers accounted for greater than 10% of net sales within the last three years presented.

	Years ended December 31,
% of net sales	2017	2016	2015
Daimler AG	20%	21%	21%
Navistar, Inc.	8%	9%	10%
Volvo Group	8%	8%	10%

No other customers accounted for more than 10% of net sales of the Company during the years ended December 31, 2017, 2016 or 2015.

Three customers accounted for greater than 10% of outstanding accounts receivable within the last two years presented.

% of accounts receivable	As of December 31, 2017	As of December 31, 2016
Kirby Corporation[1]	15%	4%
Volvo Group	11%	6%
Daimler AG	7%	19%
[1]	As of December 31, 2017, Kirby Corporation (“Kirby”) was the parent company of customers United Engines LLC and Stewart & Stevenson LLC. As of December 31, 2016, Kirby was the parent company of United Engines LLC.

No other customers accounted for more than 10% of the outstanding accounts receivable as of December 31, 2017 or December 31, 2016.

No supplier accounted for greater than 10% of materials purchased during the years ended December 31, 2017, 2016 or 2015.

NOTE 18.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Senior Notes Held by Executive Officers

In May 2015, the Company redeemed $100,000 and $450,000 of ATI’s 7.125% Senior Notes held by Lawrence E. Dewey, Chairman and Chief Executive Officer, and David S. Graziosi, President and Chief Financial Officer, respectively, at the specified redemption price in the governing indenture equal to 103.563% of the principal amount plus any accrued and unpaid interest.

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

Sales to Customer Indirectly Owned by Director

During 2017, the Company had net sales of less than $30 million to Gillig LLC (“Gillig”) and less than $6 million to General Dynamics Corporation (“GD”). James A. Star, a member of the Company’s Board of Directors, has an indirect material interest in Gillig as a result of trusts for the benefit of his wife and children collectively owning an approximately 5% interest in the entities that directly and indirectly own Gillig LLC. In addition, all of the remaining direct and indirect interests in Gillig LLC are owned by trusts for the benefit of members of Mr. Star’s wife’s immediate and extended family. Mr. Star also has an indirect material interest in GD as a result of trusts for the benefit of his wife, children and members of his wife’s family collectively owning approximately 10% of the outstanding shares of common stock of GD.

NOTE 19.	COMMON STOCK

On November 14, 2016, the Company’s Board of Directors authorized the Company to repurchase up to $1,000 million of its common stock pursuant to a stock repurchase program (“2016 Repurchase Program”). On November 8, 2017, the Company’s Board of Directors increased the authorization by $500 million bringing the total amount authorized under the 2016 Repurchase Program to $1,500 million. The terms of the 2016 Repurchase Program provide that the Company may repurchase shares of our common stock, from time to time depending on market conditions and corporate needs, in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Exchange Act. Unless earlier terminated by our Board of Directors, the 2016 Repurchase Program will expire on December 31, 2019.

During 2017, the Company purchased approximately $885 million of its common stock under the 2016 Repurchase Program. All transactions during 2017 were settled in cash during the same period.

NOTE 20.	EARNINGS PER SHARE

The Company presents both basic and diluted earnings per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted EPS is calculated by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during the reporting period that are calculated using the treasury stock method for stock-based awards. The treasury stock method assumes that the Company uses the proceeds from the exercise of awards to repurchase common stock at the average market price during the period. The assumed proceeds under the treasury stock method include the purchase price that the grantee will pay in the future and compensation cost for future service that the Company has not yet recognized. As of December 31, 2017, 2016, and 2015, the Company had 0.2 million, 0.2 million, and 0.7 million outstanding stock options that were not included in the diluted EPS calculation because they were anti-dilutive. Basic and diluted EPS for the full-year is calculated using the weighted average shares of common stock outstanding during the year while quarterly basic and diluted EPS is calculated using the weighted average shares of common stock outstanding during the quarter; therefore, the sum of the four quarters’ EPS may not equal full-year EPS.

The following table reconciles the numerators and denominators used to calculate basic EPS and diluted EPS (in millions, except per share data):

	Years ended December 31,
	2017	2016	2015
Net income	$504	$215	$182

Weighted average shares of common stock outstanding	149	168	176
Dilutive effect stock-based awards	1	1	1

Diluted weighted average shares of common stock outstanding	150	169	177

Basic earnings per share attributable to common stockholders	$3.38	$1.28	$1.03

Diluted earnings per share attributable to common stockholders	$3.36	$1.27	$1.03

NOTE 21.	GEOGRAPHIC INFORMATION

The Company had the following net sales by country (dollars in millions):

	Years ended December 31,
	2017	2016	2015
United States	$1,614	$1,277	$1,460
Canada	125	115	96
Japan	75	70	49
China	62	50	64
Germany	45	53	40
Mexico	39	41	36
United Kingdom	36	28	44
Netherlands	30	27	19
Turkey	28	26	30
Other	208	153	148

Total	$2,262	$1,840	$1,986

The Company had the following net long-lived assets by country (dollars in millions):

	Years ended December 31,
	2017	2016	2015
United States	$400	$412	$419
India	32	36	43
Hungary	12	11	13
Others	4	5	5

Total	$448	$464	$480

NOTE 22.	QUARTERLY FINANCIAL INFORMATION

The following is a summary of the unaudited quarterly results of operations. The Company believes that all adjustments considered necessary for a fair presentation in accordance with GAAP have been included (unaudited, in millions, except per share data).

	Quarters ended,
	March 31	June 30	September 30	December 31
2017
Net sales	$499	$580	$595	$588
Gross profit	251	290	302	288
Operating income	149	177	198	128
Income before income taxes	127	146	170	84
Net income	83	95	111	215
Basic earnings per share	$0.53	$0.63	$0.75	$1.52
Diluted earnings per share	$0.52	$0.63	$0.75	$1.51

2016
Net sales	$462	$475	$434	$469
Gross profit	215	227	204	218
Operating income	111	127	104	110
Income before income taxes	77	99	71	94
Net income	48	61	45	61
Basic earnings per share	$0.28	$0.36	$0.27	$0.37
Diluted earnings per share	$0.28	$0.36	$0.27	$0.36

Allison Transmission Holdings, Inc.

Schedule I—Parent Company only Balance Sheets

(dollars in millions)

	December 31, 2017	December 31, 2016
ASSETS
Current Assets:
Cash	$—	$—

Total Current Assets	—	—
Investments in and advances to subsidiaries	689	1,081

TOTAL ASSETS	$689	$1,081

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$—	$—

Total Current Liabilities	—	—
Capital stock	1	2
Paid in capital	1,758	1,728
Treasury stock	—	—
Accumulated deficit	(1,055)	(586)
Accumulated other comprehensive loss, net of tax	(15)	(63)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$689	$1,081

The accompanying note is an integral part of the Parent Company only financial statements.

Allison Transmission Holdings, Inc.

Schedule I—Parent Company only Statements of Comprehensive Income

(dollars in millions)

	Years ended December 31,
	2017	2016	2015
Net sales	$—	$—	$—
General and administrative fees	—	—	—

Total operating income	—	—	—

Other income:
Equity earnings of consolidated subsidiary	504	215	182

Income before income taxes	504	215	182
Income tax expense	—	—	—

Net income	$504	$215	$182

Comprehensive income	$552	$211	$163

The accompanying note is an integral part of the Parent Company only financial statements.

Allison Transmission Holdings, Inc.

Schedule I—Parent Company only Statements of Cash Flows

(dollars in millions)

	Years ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$504	$215	$182
Deduct items included in net income not providing cash:
Equity in earnings in consolidated subsidiary	(504)	(215)	(182)

Net cash provided by operating activities	—	—	—

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in subsidiaries	(19)	(24)	(23)
Dividends	89	100	106

Net cash provided by investing activities	70	76	83

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions	19	24	23
Dividends	(89)	(100)	(106)

Net cash used in financing activities	(70)	(76)	(83)

Net increase (decrease) during period	—	—	—
Cash and cash equivalents at beginning of period	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—

The accompanying note is an integral part of the Parent Company only financial statements.

Allison Transmission Holdings, Inc.

Schedule I—Parent Company only Footnote

NOTE 1—BASIS OF PRESENTATION

Allison Transmission Holdings, Inc. (the “Parent Company”) is a holding company that conducts all of its business operations through its subsidiaries. There are restrictions on the Parent Company’s ability to obtain funds from its subsidiaries through dividends (refer to NOTE 7 “Debt” of the Consolidated Financial Statements). The entire amount of our consolidated net assets was subject to restrictions on payment of dividends at the end of December 31, 2017, 2016 and 2015. Accordingly, these financial statements have been presented on a “parent-only” basis. Under a parent-only presentation, the Parent Company’s investments in its consolidated subsidiaries are presented under the equity method of accounting. These parent-only financial statements should be read in conjunction with Allison Transmission Holdings, Inc.’s audited Consolidated Financial Statements included elsewhere herein.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2017. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2017, the end of the period covered by this Annual Report on Form 10-K, were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2017. PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2017. Their report is included in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III.

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this Item concerning our executive officers, directors and nominees for director, Audit Committee members and financial expert(s) and disclosure of delinquent filers under Section 16(a) of the Exchange Act is incorporated herein by reference from our definitive Proxy Statement for our 2018 annual meeting of stockholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Code of Business Conduct

We have adopted the Allison Code of Business Conduct that applies to all of our directors and officers and other employees, including our principal executive officer, principal financial officer and principal accounting officer. This code is publicly available through the Investor Relations section of our website at www.allisontransmission.com. We will post on the Investor Relations section of our website any amendment to the Allison Code of Business Conduct, or any grant of a waiver from a provision of the Allison Code of Business Conduct.

ITEM 11. Executive Compensation

The information required by this Item concerning remuneration of our executive officers and directors, material transactions involving such executive officers and directors and Compensation Committee interlocks, as well as the Compensation Committee Report, are incorporated herein by reference to our definitive Proxy Statement for our 2018 annual meeting of stockholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item concerning the stock ownership of management, five percent beneficial owners and securities authorized for issuance under equity compensation plans is incorporated herein by reference to our definitive Proxy Statement for our 2018 annual meeting of stockholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item concerning certain relationships and related person transactions, and director independence is incorporated herein by reference to our definitive Proxy Statement for our 2018 annual meeting of stockholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 14. Principal Accounting Fees and Services

The information required by this Item concerning the fees and services of our independent registered public accounting firm and our Audit Committee actions with respect thereto is incorporated herein by reference to our definitive Proxy Statement for our 2018 annual meeting of stockholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

PART IV.

ITEM 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements.

The response to this item is included in Part II, Item 8 of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules.

Schedule I – Parent Company only Balance Sheets as of the years ended December 31, 2017 and 2016, Schedule I – Parent Company only Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015, and Schedule I – Parent Company only Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015 and Schedule I – Parent Company only Footnote are included in Part II, Item 8 of this Annual Report on Form 10-K. All other schedules have been omitted because they are not required or because the information required is included in the consolidated financial statements and notes thereto.

(a)(3) Exhibits

See the response to Item 15(b) below.

(b) Exhibits

The following exhibits are filed as part of, or are incorporated by reference into, this Annual Report on Form 10-K:

Exhibit No.	DESCRIPTION OF EXHIBIT

3.1	Second Amended and Restated Certificate of Incorporation of Allison Transmission Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed April 26, 2012)

3.2	Amendment to Second Amended and Restated Certificate of Incorporation of Allison Transmission Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed May 18, 2016)

3.3	Fifth Amended and Restated Bylaws of Allison Transmission Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed May 18, 2016)

4.1	Form of Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed June 17, 2011 (File No. 333-172932))

4.2	Indenture, dated as of September 23, 2016, between the Issuer and Wilmington Trust, National Association, as Trustee (including the form of 5.0% Senior Notes due 2024) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed September 23, 2016)

4.3	Indenture, dated as of September 26, 2017, between the Issuer and Wilmington Trust, National Association, as Trustee (including form of 4.75% Senior Notes due 2027) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed September 26, 2017)

10.1	Amended and Restated Credit Agreement among Allison Transmission Holdings, Inc., Allison Transmission, Inc., as Borrower, the several lenders from time to time parties thereto, and Citicorp North America, Inc., as Administrative Agent, dated as of September 23, 2016 (incorporated by reference to Exhibit B of Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 23, 2016)

10.2	Guarantee And Collateral Agreement made by Allison Transmission Holdings, Inc. Allison Transmission, Inc., as Borrower, and the Subsidiary Guarantors party thereto in favor of Citicorp North America, Inc., as Administrative Agent, dated as of August 7, 2007 (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed March 18, 2011 (File No. 333-172932))

10.3	Trademark Security Agreement made by Allison Transmission, Inc. in favor of Citicorp North America, Inc., as Administrative Agent, dated as of August 7, 2007 (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 filed March 18, 2011 (File No. 333-172932))

10.4	Copyright Security Agreement made by Allison Transmission, Inc. in favor of Citicorp North America, Inc., as Administrative Agent, dated as of August 7, 2007 (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed May 16, 2011 (File No. 333-172932))

10.5	Consent Agreement to the Credit Agreement, dated as of March 12, 2014, among Allison Transmission Holdings, Inc., Allison Transmission, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties thereto as Lenders, Citicorp North America, Inc., as Administrative Agent, and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 14, 2014)

10.6	Amendment No. 1, dated March 24, 2017, to the Amended and Restated Credit Agreement, dated as of September 23, 2016, among Allison Transmission Holdings, Inc., Allison Transmission, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties thereto as lenders, Citicorp North America, Inc., as Administrative Agent and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 24, 2017)

10.7	Incremental Facility Joinder Agreement, dated as of September 26, 2017, supplementing the Amended and Restated Credit Agreement, dated as of September 23, 2016, among Allison Transmission Holdings, Inc., Allison Transmission, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties thereto as lenders and Citicorp North America, Inc., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 26, 2017)

10.8*	Allison Transmission Holdings, Inc. 2015 Equity Incentive Award Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed April 2, 2015)

10.9*	Allison Transmission Holdings, Inc. 2016 Incentive Plan (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed April 2, 2015)

10.10*	Form of 2015 Equity Incentive Award Plan Restricted Stock Agreement (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed February 19, 2016)

10.11*	Form of 2015 Equity Incentive Award Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed February 19, 2016)

10.12*	Form of 2015 Equity Incentive Award Plan Stock Option Agreement (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed February 19, 2016)

10.13*	Form of 2015 Equity Incentive Award Plan Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 filed February 24, 2017)

10.14*	Allison Transmission Holdings, Inc. 2011 Equity Incentive Award Plan (incorporated by reference to Exhibit 10.10 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed June 17, 2011 (File No. 333-172932))

10.15*	Form of 2011 Equity Incentive Award Plan Restricted Stock Agreement (incorporated by reference to Exhibit 10.11 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed June 17, 2011 (File No. 333-172932))

10.16*	Form of 2011 Equity Incentive Award Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.12 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed June 17, 2011 (File No. 333-172932))

10.17*	Form of 2011 Equity Incentive Award Plan Stock Option Agreement (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed June 17, 2011 (File No. 333-172932))

10.18*	Form Amendment to Stock Option Agreement under the Allison Transmission Holdings, Inc. 2011 Equity Incentive Award Plan and Equity Incentive Plan of Allison Transmission Holdings, Inc. (incorporated by reference to Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed July 30, 2013)

10.19*	Form of 2011 Equity Incentive Award Plan Stock Option Agreement (incorporated by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed October 29, 2013)

10.20*	Equity Incentive Plan of Allison Transmission Holdings, Inc. (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed May 16, 2011 (File No. 333-172932))

10.21*	Form of Employee Stock Option Agreement under Equity Incentive Plan of Allison Transmission Holdings, Inc. (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed May 16, 2011 (File No. 333-172932))

10.22*	Form Amendment to Stock Option Agreement under Equity Incentive Plan of Allison Transmission Holdings, Inc. (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 28, 2013)

10.23*	Form of Independent Director Stock Option Agreement under Equity Incentive Plan of Allison Transmission Holdings, Inc. (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed May 16, 2011 (File No. 333-172932))

10.24*	Deferred Compensation Plan of Allison Transmission Inc. (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed July 31, 2012)

10.25*	Third Amended and Restated Non-Employee Director Compensation Policy (filed herewith)

10.26*	Amended and Restated Non-Employee Director Deferred Compensation Plan of Allison Transmission Holdings, Inc. (incorporated by reference to Exhibit 10.38 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed April 28, 2015)

10.27*	Form of Allison Transmission Holdings, Inc. Indemnification Agreement (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed May 16, 2011 (File No. 333-172932))

10.28*	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 filed February 24, 2014)

10.29*	Employment Agreement, between Allison Transmission, Inc. and Lawrence E. Dewey, dated as of December 21, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 21, 2016)

10.30*	Employment Agreement, between Allison Transmission, Inc. and David S. Graziosi, dated as of December 21, 2016 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed December 21, 2016)

14.1	Code of Business Conduct, adopted by the Board of Directors on October 30, 2014 (incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 filed February 20, 2015)

21.1	List of Subsidiaries of Allison Transmission Holdings, Inc. (filed herewith)

23.1	Consent of PricewaterhouseCoopers LLP (filed herewith)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement

ITEM 16. Form 10-K Summary

Intentionally left blank.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Allison Transmission Holdings, Inc.
(Registrant)

Date: February 15, 2018	By:	/s/ Lawrence E. Dewey
Lawrence E. Dewey
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	CAPACITY	DATE

/s/ Lawrence E. Dewey Lawrence E. Dewey	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 15, 2018

/s/ David S. Graziosi David S. Graziosi	President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 15, 2018

/s/ Stan A. Askren Stan A. Askren	Director	February 15, 2018

/s/ David C. Everitt David C. Everitt	Director	February 15, 2018

/s/ Alvaro Garcia-Tunon Alvaro Garcia-Tunon	Director	February 15, 2018

/s/ William R. Harker William R. Harker	Director	February 15, 2018

/s/ Richard P. Lavin Richard P. Lavin	Director	February 15, 2018

/s/ Thomas W. Rabaut Thomas W. Rabaut	Director	February 15, 2018

/s/ Francis Raborn Francis Raborn	Director	February 15, 2018

/s/ Richard V. Reynolds Richard V. Reynolds	Director	February 15, 2018

/s/ James A. Star James A. Star	Director	February 15, 2018