Form 10-Q
period 2018-03-31
Allison Transmission Holdings Inc
filed 2018-05-01
CIK 1411207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelrated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 16, 2018, there were 137,413,790 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Allison Transmission Holdings, Inc.

Condensed Consolidated Balance Sheets

(unaudited, dollars in millions, except per share data)

	March 31, 2018	December 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$195	$199
Accounts receivable – net of allowance for doubtful accounts of $1 and $0, respectively	312	221
Inventories	172	154
Income taxes receivable	10	33
Other current assets	27	25

Total Current Assets	716	632

Property, plant and equipment, net	440	448
Intangible assets, net	1,131	1,153
Goodwill	1,941	1,941
Other non-current assets	32	31

TOTAL ASSETS	$4,260	$4,205

LIABILITIES
Current Liabilities
Accounts payable	$203	$159
Product warranty liability	24	22
Current portion of long-term debt	12	12
Deferred revenue	40	41
Other current liabilities	157	183

Total Current Liabilities	436	417

Product warranty liability	38	33
Deferred revenue	72	75
Long-term debt	2,532	2,534
Deferred income taxes	289	276
Other non-current liabilities	187	181

TOTAL LIABILITIES	3,554	3,516
Commitments and contingencies (see NOTE O)

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 1,880,000,000 shares authorized, 137,474,990 shares issued and outstanding and 139,990,865 shares issued and outstanding, respectively	1	1
Non-voting common stock, $0.01 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Paid in capital	1,762	1,758
Accumulated deficit	(1,046)	(1,055)
Accumulated other comprehensive loss, net of tax	(11)	(15)

TOTAL STOCKHOLDERS’ EQUITY	706	689

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$4,260	$4,205

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited, dollars in millions, except per share data)

	Three months ended March 31,
	2018	2017
Net sales	$663	$499
Cost of sales	321	248

Gross profit	342	251
Selling, general and administrative	92	79
Engineering — research and development	28	23

Operating income	222	149
Interest expense, net	(30)	(25)
Other (expense) income, net	(1)	3

Income before income taxes	191	127
Income tax expense	(40)	(44)

Net income	$151	$83

Basic earnings per share attributable to common stockholders	$1.09	$0.53

Diluted earnings per share attributable to common stockholders	$1.08	$0.52

Dividends declared per common share	$0.15	$0.15

Comprehensive income, net of tax	$155	$86

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited, dollars in millions)

	Three months ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$151	$83
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	22	22
Depreciation of property, plant and equipment	20	19
Deferred income taxes	12	25
Stock-based compensation	3	2
Amortization of deferred financing costs	2	1
Unrealized gain on derivatives	—	(5)
Other	2	(2)
Changes in assets and liabilities:
Accounts receivable	(90)	(52)
Inventories	(16)	(16)
Accounts payable	44	30
Other assets and liabilities	3	4

Net cash provided by operating activities	153	111
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of long-lived assets	(10)	(8)

Net cash used for investing activities	(10)	(8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(125)	(415)
Dividend payments	(21)	(23)
Proceeds from exercise of stock options	3	7
Payments on long-term debt	(3)	(3)
Taxes paid related to net share settlement of equity awards	(2)	(1)
Debt financing fees	(1)	1
Borrowings on revolving credit facility	—	300
Repayments on revolving credit facility	—	(55)

Net cash used for financing activities	(149)	(189)
Effect of exchange rate changes on cash	2	1

Net decrease in cash and cash equivalents	(4)	(85)
Cash and cash equivalents at beginning of period	199	205

Cash and cash equivalents at end of period	$195	$120

Supplemental disclosures:
Interest paid	$10	$14
Income taxes paid	$1	$3

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(UNAUDITED)

NOTE A.	OVERVIEW

Overview

Allison Transmission Holdings, Inc. and its subsidiaries (“Allison” or the “Company”) design and manufacture commercial and defense fully automatic transmissions. The business was founded in 1915 and has been headquartered in Indianapolis, Indiana since inception. Allison was an operating unit of General Motors Corporation from 1929 until 2007, when Allison once again became a stand-alone company. In March 2012, Allison began trading on the New York Stock Exchange under the symbol, “ALSN”.

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

These condensed consolidated financial statements present the financial position, results of comprehensive income and cash flows of the Company. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission (“SEC”) on February 15, 2018. The interim period financial results for the three month period presented are not necessarily indicative of results to be expected for any other interim period or for the entire year.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Estimates include, but are not limited to, sales allowances, government price adjustments, fair market values and future cash flows associated with goodwill, indefinite life intangibles, long-lived asset impairment tests, useful lives for depreciation and amortization, warranty liabilities, environmental liabilities, determination of discount and other assumptions for pension and other post-retirement benefit expense, income taxes and deferred tax valuation allowances, and contingencies. The Company’s accounting policies involve the application of judgments and assumptions made by management that include inherent risks and uncertainties. Actual results could differ materially from these estimates. Changes in estimates are recorded in results of operations in the period that the events or circumstances giving rise to such changes occur.

Recently Adopted Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued authoritative accounting guidance on accounting for modifications to the terms of employee stock compensation. The guidance clarifies which changes to terms or conditions of share-based payment awards require the entity to apply modification accounting. The guidance was adopted by the Company effective January 1, 2018 and did not have a material impact on the Company’s consolidated financial statements.

In March 2017, the FASB issued authoritative accounting guidance on the presentation of net periodic pension costs and net periodic post-retirement benefit costs. The guidance clarifies the presentation of component costs within an employer’s financial statements and restricts component costs eligible for capitalization to the service cost component. The guidance was adopted by the Company effective January 1, 2018 and did not have a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued authoritative accounting guidance on the presentation and classification of certain cash receipts and cash payments on the statement of cash flows. The guidance specifically addresses cash flow issues with the objective of reducing the diversity in practice. The guidance was adopted by the Company effective January 1, 2018 and did not have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued authoritative accounting guidance on a company’s accounting for revenue from contracts with customers, which guidance has subsequently been amended. The guidance applies to all companies that enter into contracts with customers to transfer goods, services or nonfinancial assets. The guidance requires these companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires disclosures regarding the nature, timing, amount and uncertainty of revenue that is recognized. The guidance was adopted by the Company effective January 1, 2018 on a modified retrospective basis. See Note C, “Revenue”, for information regarding the impact of the adoption of this guidance.

Recently Issued Accounting Pronouncements

In February 2018, the FASB issued authoritative accounting guidance on transfers of stranded balances in accumulated other comprehensive loss to retained earnings. The passage of the U.S. Tax Cuts and Jobs Act (“Tax Act”) by the U.S. federal government in December 2017 and existing GAAP requirements to adjust deferred tax assets and liabilities for changes in tax laws or rates created stranded balances in accumulated other comprehensive loss on deferred tax assets and liabilities previously recorded as a component to accumulated other comprehensive loss. The guidance applies to companies affected by these stranded balances and allows a reclassification of these balances to retained earnings. The guidance will be effective for the Company in fiscal year 2019, but early adoption is permitted. The guidance can be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. Management is currently evaluating the impact of this guidance on the Company’s consolidated financial statements.

In February 2016, the FASB issued authoritative accounting guidance on lease accounting. The guidance requires lessees to present right-of-use assets and lease liabilities on the balance sheet for all leases not considered short-term leases. Short-term leases are leases with a lease term of 12 months or less as long as the leases do not include options to purchase the underlying assets that the lessee is reasonably certain to exercise. The guidance also introduces new disclosure requirements for leasing arrangements. The guidance will be effective for the Company in fiscal year 2019 using a modified retrospective approach. Management is currently evaluating the impact of this guidance on the Company’s consolidated financial statements.

NOTE C.	REVENUE

Adoption of New Revenue Guidance

New authoritative accounting guidance for revenue was adopted by the Company effective January 1, 2018 using the modified retrospective approach. Current period results are presented in conformity with the new authoritative accounting guidance, while prior period results are presented in conformity with prior accounting guidance.

In accordance with the modified retrospective approach, the Company recorded a one-time adjustment related to sales of Extended Transmission Coverage (“ETC”) contracts open as of the date of adoption, which increased opening retained earnings by $5 million, net of tax and decreased current deferred revenue by $2 million and non-current deferred revenue by $4 million as of January 1, 2018.

During the first quarter of 2018, the Company increased Net Sales by $1 million and decreased non-current deferred revenue by $1 million, compared to prior accounting guidance, as a result of how the Company allocates revenue to the ETC performance obligation in certain contracts under the new authoritative accounting guidance for revenue.

Under the new authoritative accounting guidance for revenue, revenue is recognized as each distinct performance obligation within a contract is satisfied. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. The Company enters into long-term supply agreements (“LTSAs”) and distributor agreements with certain customers. The LTSAs and distributor agreements do not include committed volumes until underlying purchase orders are issued; therefore, the Company determined that purchase orders are the contract with a customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when the performance obligation is satisfied, as there is no right of return.

Many of the Company’s contracts have a single performance obligation, as the promise to transfer the individual good or service is not separately identifiable from other promises in the contracts and is, therefore, not distinct. Some of our contracts have multiple performance obligations, most commonly the sale of both a transmission and ETC. For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation using a ratable allocation based on the standalone selling price of each distinct good or service in the contract.

The Company also may use volume based discounts and rebates as marketing incentives in the sales of both transmissions and service parts, which are accounted for as variable consideration. The Company records the impact of the incentives as a reduction to revenue when it is determined that the adjustment is not likely to reverse, historically on a quarterly basis. Due to the typically short duration of purchase orders and minimal number of open contracts with variable consideration at any point in time, the impact of variable consideration is immaterial. If it were to become material, the Company would explain the methods, assumptions and estimates used to determine the consideration allocated to each performance obligation. The Company estimates the impact of all other incentives based on the related sales and market conditions in the end market vocation.

Net sales are made on credit terms, generally 30 days, based on an assessment of the customer’s creditworthiness. For certain goods or services, the Company receives consideration prior to satisfying the related performance obligation. Such consideration is recorded as a contract liability in current and non-current Deferred Revenue as of March 31, 2018 and December 31, 2017. See Note J, “Deferred Revenue” for more information including the amount of revenue earned during the three months ended March 31, 2018 that had been previously deferred. The Company does not have contract assets.

Disaggregated Revenue

The Company has one operating segment and reportable segment. The Company is in one line of business, which is the manufacture and distribution of fully automatic transmissions. The following presents disaggregated revenue by categories that best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors (dollars in millions):

Three months ended March 31, 2018
North America On-Highway	$315
North America Electric Hybrid-Propulsion Systems for Transit Bus	24
North America Off-Highway	33
Defense	37
Outside North America On-Highway	91
Outside North America Off-Highway	12
Service Parts, Support Equipment and Other	151

Total Net Sales	$663

Disaggregated revenue by end market is further described as follows:

North America On-Highway

Revenue from the North America On-Highway end market is driven by the sale of transmissions to original equipment manufacturers (“OEMs”), distributors and dealers that install the transmission into Class 4-5, Class 6-7 and Class 8 straight trucks and metro tractors, conventional transit, shuttle and coach buses, school buses and motorhome applications. Revenue is recognized at the point in time when control passes to the customer, which is based on shipping terms when the order is fulfilled by the Company.

North America Electric Hybrid-Propulsion Systems for Transit Bus

Revenue from the North America Electric Hybrid-Propulsion System end market is driven by sales to OEMs that integrate the Company’s specialized transmissions, battery packs and dual power inverter modules into an electric hybrid-propulsion system. End users typically include city, state and federal governmental entities. Revenue is recognized at the point time when control passes to the customer, which is based on shipping terms when the order is fulfilled by the Company.

North America Off-Highway

Revenue from the North America Off-Highway end market is driven by sales of transmissions to OEMs and distributors that serve end users who operate vehicles and auxiliary equipment in energy, mining and construction applications. Revenue is recognized at the point in time when control passes to the customer, which is based on shipping terms when the order is fulfilled by the Company.

Defense

Revenue from the Defense end market is driven by sales of transmissions to the U.S. Government or its contractors and sales to certain government contractors outside of North America for use in both wheeled and tracked defense vehicle applications. Revenue is recognized at the point in time when control passes to the customer, which is based on shipping terms when the order is fulfilled by the Company.

Periodically, the Company and the U.S. Government will enter into a bill-and-hold arrangement where a completed transmission physically remains at the Company’s facility at the request of the U.S. Government. Revenue is recognized at the point in time when it is determined that the U.S. Government accepts the transmission and is able to direct its use.

Outside North America On-Highway

Revenue from the Outside North America On-Highway end market is driven by the sale of transmissions to OEMs and distributors that produce vehicles for commercial users in medium and heavy duty applications. Revenue is recognized at the point in time when control passes to the customer, which is based on shipping terms when the order is fulfilled by the Company.

Outside North America Off-Highway

Revenue from the Outside North America Off-Highway end market is driven by sales of transmissions to OEMs and distributors serving end users who operate vehicles and auxiliary equipment in energy, mining and construction applications. Revenue is recognized at the point in time when control passes to the customer, which is based on shipping terms when the order is fulfilled by the Company.

Service Parts, Support Equipment and Other

Revenue from the Service Parts, Support Equipment and Other end market is primarily derived from the sale of Allison branded replacement parts and fluid purchased for the normal maintenance and repair needs of products in service and the sale of ETC contracts which extend the warranty coverages of transmissions beyond the standard warranty period.

Revenue is recognized on sales of service parts and support equipment at the point in time when control passes to the customer, which is based on shipping terms when the order is fulfilled by the Company.

Revenue from the sale of ETC contracts is recognized ratably over the time period that corresponds with the period of coverage, as the Company has determined this method best depicts the progress towards satisfaction of its performance obligation. ETC contracts are sold in one to five year durations within the North America On-Highway, Outside North America On-Highway, North America Off-Highway, Outside North America Off-Highway and North America Electric Hybrid-Propulsion Systems for Transit Bus end markets. The ETC contract period begins when the standard warranty coverage period ends. All consideration allocated to an ETC performance obligation is initially deferred until the coverage period begins.

NOTE D.	INVENTORIES

Inventories consisted of the following components (dollars in millions):

	March 31, 2018	December 31, 2017
Purchased parts and raw materials	$84	$79
Work in progress	8	6
Service parts	48	46
Finished goods	32	23

Total inventories	$172	$154

Inventory components shipped to third parties, primarily cores, parts to re-manufacturers, and parts to contract manufacturers, which the Company has an obligation to buy back, are included in purchased parts and raw materials, with an offsetting liability in Other current liabilities. See NOTE K, “Other Current Liabilities” for more information.

NOTE E.	GOODWILL AND OTHER INTANGIBLE ASSETS

As of March 31, 2018 and December 31, 2017, the carrying amount of the Company’s Goodwill was $1,941 million. The following presents a summary of other intangible assets (dollars in millions):

	March 31, 2018			December 31, 2017
	Intangible assets, gross	Accumulated amortization	Intangible assets, net	Intangible assets, gross	Accumulated amortization	Intangible assets, net
Other intangible assets:
Trade name	$790	$—	$790	$790	$—	$790
Customer relationships — commercial	832	(585)	247	832	(573)	259
Proprietary technology	476	(406)	70	476	(396)	80
Customer relationships — defense	62	(38)	24	62	(38)	24
Patented technology — defense	28	(28)	—	28	(28)	—
Non-compete agreement	17	(17)	—	17	(17)	—
Tooling rights	5	(5)	—	5	(5)	—

Total	$2,210	$(1,079)	$1,131	$2,210	$(1,057)	$1,153

As of March 31, 2018 and December 31, 2017, the net carrying value of the Company’s Goodwill and Other intangible assets, net was $3,072 million and $3,094 million, respectively.

Amortization expense related to other intangible assets for the next five fiscal years is expected to be (dollars in millions):

	2019	2020	2021	2022	2023
Amortization expense	$86	$50	$45	$43	$42

NOTE F.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Level 2 — Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes financial instruments that are valued using quoted prices in markets that are not active and those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. As of March 31, 2018 and December 31, 2017, the Company did not have any Level 2 financial assets or liabilities.

Level 3 — Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At each balance sheet date, the Company performs an analysis of all instruments subject to authoritative accounting guidance and includes, in Level 3, all of those whose fair value is based on significant unobservable inputs. As of March 31, 2018 and December 31, 2017, the Company did not have any Level 3 financial assets or liabilities.

The Company’s assets and liabilities that are measured at fair value include cash equivalents, assets held in a rabbi trust and a deferred compensation obligation. The Company’s cash equivalents consist of short-term U.S. government backed securities. The Company’s assets held in the rabbi trust consist principally of publicly available mutual funds and target date retirement funds. The Company’s deferred compensation obligation is directly related to the fair value of assets held in the rabbi trust.

The Company’s valuation techniques used to calculate the fair value of cash and cash equivalents, assets held in the rabbi trust and the deferred compensation obligation represent a market approach in active markets for identical assets that qualify as Level 1 in the fair value hierarchy.

The following table summarizes the fair value of the Company’s financial assets and (liabilities) as of March 31, 2018 and December 31, 2017 (dollars in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)
	March 31, 2018	December 31, 2017
Cash equivalents	$40	$50
Rabbi trust assets	10	8
Deferred compensation obligation	(10)	(8)

Total	$40	$50

NOTE G.	DEBT

Long-term debt and maturities are as follows (dollars in millions):

	March 31, 2018	December 31, 2017
Long-term debt:
Senior Secured Credit Facility Term B-3 Loan, variable, due 2022	$1,173	$1,176
Senior Notes, fixed 5.0%, due 2024	1,000	1,000
Senior Notes, fixed 4.75%, due 2027	400	400

Total long-term debt	$2,573	$2,576
Less: current maturities of long-term debt	12	12
deferred financing costs, net	29	30

Total long-term debt, net	$2,532	$2,534

As of March 31, 2018, the Company had $2,573 million of indebtedness associated with Allison Transmission, Inc.’s (“ATI”), the Company’s wholly-owned subsidiary, 5.0% Senior Notes due September 2024 (“5.0% Senior Notes”), ATI’s 4.75% Senior Notes due October 2027 (“4.75% Senior Notes”) and ATI’s Senior Secured Credit Facility (“Senior Secured Credit Facility”), which consists of the Senior Secured Credit Facility Term B-3 Loan due 2022 (“Term B-3 Loan”) and the Senior Secured Credit Facility revolving credit facility due 2021 (“Revolving Credit Facility”).

The fair value of the Company’s long-term debt obligations as of March 31, 2018 was $2,547 million. The fair value is based on quoted Level 2 market prices of the Company’s debt as of March 31, 2018. It is not expected that the Company would be able to repurchase a significant amount of its debt at these levels. The difference between the fair value and carrying value of the long-term debt is driven primarily by trends in the financial markets.

Senior Secured Credit Facility

In March 2017, ATI entered into an amendment with the term loan lenders under its Senior Secured Credit Facility to lower the applicable margins on the Term B-3 Loan by 0.5%. The amendment also eliminated the minimum London Interbank Offered Rate (“LIBOR”) floor and reduced the minimum floor applicable to the base rate from 1.75% to 1.00% on the Term B-3 Loan. The March 2017 amendment was treated as a modification to the Senior Secured Credit Facility under GAAP, and thus the Company recorded $1 million as new deferred financing fees.

In September 2017, ATI entered into a joinder agreement with the lenders under its Senior Secured Credit Facility to increase the available commitments under the Revolving Credit Facility from $450 million to $550 million. The joinder agreement was treated as a modification to the Revolving Credit Facility under GAAP.

In March 2018, ATI entered into an amendment with the term loan lenders under its Senior Secured Credit Facility to lower the applicable margins on the Term B-3 Loan by 0.25%. The March 2018 amendment was treated as a modification to the Senior Secured Credit Facility under GAAP, and thus the Company recorded $1 million as new deferred financing fees.

The Senior Secured Credit Facility is collateralized by a lien on substantially all assets of the Company including all of ATI’s capital stock and all of the capital stock or other equity interest held by the Company, ATI and each of the Company’s existing and future U.S. subsidiary guarantors (subject to certain limitations for equity interests of foreign subsidiaries and other exceptions set forth in the terms of the Senior Secured Credit Facility). Interest on the Term B-3 Loan, as of March 31, 2018, is either (a) 1.75% over the LIBOR or (b) 0.75% over the greater of the prime lending rate as quoted by the administrative agent and the federal funds effective rate published by the Federal Reserve Bank of New York plus 0.5%, provided that neither is below 1.00%. As of March 31, 2018, the Company elected to pay the lowest all-in rate of LIBOR plus the applicable margin, or 3.60%, on the Term B-3 Loan. The Senior Secured Credit Facility requires minimum quarterly principal payments on the Term B-3 Loan as well as prepayments from certain net cash proceeds of non-ordinary course asset sales and casualty and condemnation events and from a percentage of excess cash flow, if applicable. The minimum required quarterly principal payment on the Term B-3 Loan through its maturity date of September 2022 is $3 million. As of March 31, 2018, there had been no payments required for certain net cash proceeds of non-ordinary course asset sales and casualty and condemnation events. The remaining principal balance is due upon maturity.

The Senior Secured Credit Facility also provides a Revolving Credit Facility, net of an allowance for up to $75 million in outstanding letters of credit commitments. As of March 31, 2018, the Company had $533 million available under the Revolving Credit Facility, net of $17 million in letters of credit. Revolving credit borrowings bear interest at a variable base rate plus an applicable margin based on the Company’s total leverage ratio. Interest on the Revolving Credit Facility is either (a) 1.75% over the LIBOR or (b) 0.75% over the greater of the prime lending rate in effect on such day and the federal funds effective rate published by the Federal Reserve Bank of New York plus 0.5%, provided that neither is below 1.75%. In addition, there is an annual commitment fee, based on the Company’s total leverage ratio, on the average unused revolving credit borrowings available under the Revolving Credit Facility. Revolving credit borrowings are payable at the option of the Company throughout the term of the Senior Secured Credit Facility with the balance due in September 2021.

The Senior Secured Credit Facility requires the Company to maintain a specified maximum total senior secured leverage ratio of 5.50x when revolving loan commitments remain outstanding on the Revolving Credit Facility at the end of a fiscal quarter. As of March 31, 2018, the Company had no revolving loans outstanding; however the Company would have been in compliance with the maximum total senior secured leverage ratio, achieving a 1.03x ratio. Additionally, within the terms of the Senior Secured Credit Facility, a senior secured leverage ratio at or below 4.00x results in the elimination of excess cash flow payments on the Senior Secured Credit Facility for the applicable year. The Senior Secured Credit Facility also provides certain financial incentives based on our total leverage ratio. A total leverage ratio at or below 4.00x results in a 25 basis point reduction to the applicable margin on the Revolving Credit Facility, and a total leverage ratio at or below 3.50x results in a 12.5 basis point reduction to the Revolving Credit Facility commitment fee and an additional 25 basis point reduction to the applicable margin on the Revolving Credit Facility. These reductions would remain in effect as long as the Company achieves a total leverage ratio at or below the related threshold. As of March 31, 2018, the Company’s total leverage ratio was 2.50x.

In addition, the Senior Secured Credit Facility, among other things, includes customary restrictions (subject to certain exceptions) on the Company’s ability to incur certain indebtedness, grant certain liens, make certain investments, declare or pay certain dividends, or repurchase shares of the Company’s common stock. As of March 31, 2018, the Company is in compliance with all covenants under the Senior Secured Credit Facility.

5.0% Senior Notes

The 5.0% Senior Notes are unsecured and are guaranteed by each of ATI’s domestic subsidiaries that is a borrower under or guarantees the Senior Secured Credit Facility and are unconditionally guaranteed, jointly and severally, by any of ATI’s future domestic subsidiaries that are borrowers under or guarantee the Senior Secured Credit Facility. None of ATI’s domestic subsidiaries currently guarantee its obligations under the Senior Secured Credit Facility, and therefore none of ATI’s domestic subsidiaries currently guarantee the 5.0% Senior Notes. The indenture governing the 5.0% Senior Notes contains negative covenants restricting or limiting the Company’s ability to, among other things: incur or guarantee additional indebtedness, incur liens, pay dividends on, redeem or repurchase the Company’s capital stock, make certain investments, permit payment or dividend restrictions on certain of the Company’s subsidiaries, sell assets, engage in certain transactions with affiliates, and consolidate or merge or sell all or substantially all of the Company’s assets. As of March 31, 2018, the Company is in compliance with all covenants under the indenture governing the 5.0% Senior Notes.

4.75% Senior Notes

The 4.75% Senior Notes are unsecured and are guaranteed by each of ATI’s domestic subsidiaries that is a borrower under or guarantees the Senior Secured Credit Facility and are unconditionally guaranteed, jointly and severally, by any of ATI’s future domestic subsidiaries that are borrowers under or guarantee the Senior Secured Credit Facility. None of ATI’s domestic subsidiaries currently guarantee its obligations under the Senior Secured Credit Facility, and therefore none of ATI’s domestic subsidiaries currently guarantee the 4.75% Senior Notes. The indenture governing the 4.75% Senior Notes contains negative covenants restricting or limiting the Company’s ability to, among other things: incur or guarantee additional indebtedness, incur liens, pay dividends on, redeem or repurchase the Company’s capital stock, make certain investments, permit payment or dividend restrictions on certain of the Company’s subsidiaries, sell assets, engage in certain transactions with affiliates, and consolidate or merge or sell all or substantially all of the Company’s assets. As of March 31, 2018, the Company was in compliance with all covenants under the indenture governing the 4.75% Senior Notes.

NOTE H.	DERIVATIVES

The Company is exposed to certain financial risk from volatility in interest rates, foreign exchange rates and commodity prices. The risk is managed through the use of financial derivative instruments including interest rate swaps, foreign currency swaps and commodity swaps, when appropriate. Derivative instruments are used strictly as an economic hedge and not for speculative purposes.

In December 2017, the Company terminated its interest rate swap contracts. As of March 31, 2018 and December 31, 2017, the notional amount and fair value of the Company’s interest rate derivatives was zero. The following tabular disclosure describes the location and impact on the Company’s results of operations related to unrealized gain (loss) on interest rate derivatives (dollars in millions):

	Three months ended March 31,
	2018	2017
Location of impact on results of operations Interest income	$—	$4

NOTE I.	PRODUCT WARRANTY LIABILITIES

Product warranty liability activities consist of the following (dollars in millions):

	Three months ended March 31,
	2018	2017
Beginning balance	$55	$63
Payments	(9)	(7)
Increase in liability (warranty issued during period)	9	4
Net adjustments to liability	7	(2)

Ending balance	$62	$58

As of March 31, 2018, the current and non-current product warranty liabilities were $24 million and $38 million, respectively. As of March 31, 2017, the current and non-current product warranty liabilities were $22 million and $36 million, respectively.

NOTE J.	DEFERRED REVENUE

As of March 31, 2018, current and non-current deferred revenue was $40 million and $72 million, respectively. As of March 31, 2017, the current and non-current deferred revenue was $28 million and $68 million, respectively.

Deferred revenue activity consists of the following (dollars in millions):

	Three months ended March 31,
	2018	2017
Beginning balance	$110	$94
Increases	10	8
Revenue earned	(8)	(6)

Ending balance	$112	$96

Deferred revenue recorded in current and non-current liabilities related to ETC as of March 31, 2018 was $29 million and $69 million, respectively. Deferred revenue recorded in current and non-current liabilities related to ETC as of March 31, 2017 was $26 million and $68 million, respectively.

NOTE K.	OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (dollars in millions):

	As of March 31, 2018	As of December 31, 2017
Accrued interest payable	$36	$19
Sales allowances	31	34
Payroll and related costs	29	73
Vendor buyback obligation	14	14
Taxes payable	13	10
Defense price reduction reserve	9	9
UAW Local 933 retirement incentive	6	—
Non-trade payables	4	8
Other accruals	15	16

Total	$157	$183

NOTE L.	EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost (credit) consist of the following (dollars in millions):

	Pension Plans		Post-retirement Benefits
	Three months ended March 31,		Three months ended March 31,
	2018	2017	2018	2017
Net periodic benefit cost:
Service cost	$3	$3	$—	$—
Interest cost	2	2	1	2
Expected return on assets	(2)	(2)	—	—
Prior service cost	—	—	(3)	(1)

Net periodic benefit cost (credit)	$3	$3	$(2)	$1

The components of net periodic benefit costs other than the service cost component are included in the line item “Other (expense) income, net” in the Condensed Consolidated Statements of Comprehensive Income.

NOTE M.	INCOME TAXES

For the three months ended March 31, 2018 and 2017, the Company recorded total tax expense of $40 million and $44 million, respectively. The effective tax rate for the three months ended March 31, 2018 and 2017 was 21% and 35%, respectively. The decrease in the effective tax rate was principally driven by the U.S. Tax Cuts and Jobs Act enacted into law in 2017.

In 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. The Company recognized the income tax effects of the Tax Act for the year ended December 31, 2017, the reporting period in which the Tax Act was signed into law, in accordance with SAB 118. As such, the Company’s financial results reflect the income tax effects of the Tax Act and provisional amounts for those specific income tax effects of the Tax Act that could be reasonably estimated. During the three months ended March 31, 2018, there were no changes made to the provisional amounts recognized in 2017. The Company will continue to analyze the effects of the Tax Act and any impact on its financial statements will be recorded in the period identified.

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

In accordance with the FASB’s authoritative guidance on accounting for uncertainty in income taxes, the Company has recorded a liability for unrecognized tax benefits related to a 2010 Research & Development Credit as of March 31, 2018 and December 31, 2017. The accounting guidance prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. All of the Company’s returns will remain subject to examination by the various taxing authorities for the duration of the applicable statute of limitations (generally three years from the later of the date of filing or the due date of the return).

NOTE N.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables reconcile changes in Accumulated other comprehensive loss (“AOCL”) by component (net of tax, dollars in millions):

	Three months ended
	Available-for- sale securities	Defined benefit pension items	Foreign currency items	Total
AOCL as of December 31, 2016	$(7)	$(18)	$(38)	$(63)

Other comprehensive (loss) income before reclassifications	(1)	—	4	3
Amounts reclassified from AOCL	—	(1)	—	(1)
Income tax	1	—	—	1

Net current period other comprehensive (loss) income	$—	$(1)	$4	$3

AOCL as of March 31, 2017	$(7)	$(19)	$(34)	$(60)

AOCL as of December 31, 2017	$—	$8	$(23)	$(15)

Other comprehensive (loss) income before reclassifications	—	—	7	7
Amounts reclassified from AOCL	—	(3)	—	(3)
Income tax	—	—	—	—

Net current period other comprehensive (loss) income	$—	$(3)	$7	$4

AOCL as of March 31, 2018	$—	$5	$(16)	$(11)

	Amounts reclassified from AOCL		Affected line item in the Condensed Consolidated Statements of Comprehensive Income
AOCL Components	Three months ended March 31, 2018	Three months ended March 31, 2017
Amortization of benefit items:
Prior service cost	$3	$1	Cost of sales

Total reclassifications, before tax	$3	$1	Income before income taxes

Total reclassifications, net of tax	$3	$1

Prior service cost is included in the computation of the Company’s net periodic benefit cost. See NOTE L, “Employee Benefit Plans” for additional details.

NOTE O.	COMMITMENTS AND CONTINGENCIES

Environmental Matters

The Company has an agreement with the Environmental Protection Agency to perform remedial activities at the Company’s Indianapolis, Indiana manufacturing facilities related to historical soil and groundwater contamination. As of March 31, 2018, the Company had a liability recorded in the amount of $13 million.

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

The Company presents both basic and diluted earnings per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted EPS is calculated by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during the reporting period that are calculated using the treasury stock method for stock-based awards. The treasury stock method assumes that the Company uses the proceeds from the exercise of awards to repurchase common stock at the average market price during the period. The assumed proceeds under the treasury stock method include the purchase price that the grantee will pay in the future and compensation cost for future service that the Company has not yet recognized. For the three months ended March 31, 2018 and 2017, there were no outstanding stock options excluded from the diluted EPS calculation because they were anti-dilutive.

The following table reconciles the numerators and denominators used to calculate basic EPS and diluted EPS (in millions, except per share data):

	Three months ended March 31,
	2018	2017
Net income	$151	$83

Weighted average shares of common stock outstanding	139	158
Dilutive effect stock-based awards	1	1

Diluted weighted average shares of common stock outstanding	140	159

Basic earnings per share attributable to common stockholders	$1.09	$0.53

Diluted earnings per share attributable to common stockholders	$1.08	$0.52

NOTE Q.	COMMON STOCK

The Company’s current stock repurchase program was announced on November 14, 2016 when the Board of Directors authorized the Company to repurchase up to $1,000 million of its common stock on the open market or through privately negotiated transactions through December 31, 2019. On November 8, 2017, the Board of Directors authorized the Company to repurchase an additional $500 million of its common stock, bringing the total amount authorized under the current stock repurchase program to $1,500 million. The timing and amount of stock purchases are subject to market conditions and corporate needs. This stock repurchase program may be extended, modified, suspended or discontinued at any time at the Company’s discretion. During the three months ended March 31, 2018, the Company repurchased $125 million of its common stock under the repurchase program, leaving $428 million of authorized repurchases remaining under the current stock repurchase program as of March 31, 2018.

NOTE R.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

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

Overview

Allison Transmission Holdings, Inc. and its subsidiaries (“Allison,” the “Company” or “we”) design and manufacture commercial and defense fully automatic transmissions. The business was founded in 1915 and has been headquartered in Indianapolis, Indiana since inception. Allison was an operating unit of General Motors Corporation from 1929 until 2007, when Allison once again became a stand-alone company. In March 2012, Allison began trading on the New York Stock Exchange under the symbol, “ALSN”.

We have approximately 2,700 employees and 13 different transmission product lines. Although approximately 79% of revenues were generated in North America in 2017, we have a global presence by serving customers in Europe, Asia, South America and Africa. We serve customers through a network of approximately 1,400 independent distributor and dealer locations worldwide.

Trends Impacting Our Business

Our net sales are driven by commercial vehicle production, which tends to be highly correlated to macroeconomic conditions. In 2018, we expect increased demand for global on-highway products and global off-highway products and price increases on certain products.

First Quarter Net Sales by End Market (in millions)

End Market	Q1 2018 Net Sales	Q1 2017 Net Sales	% Variance
North America On-Highway	$315	$255	24%
North America Electric Hybrid-Propulsion Systems for Transit Bus	24	20	20%
North America Off-Highway	33	1	3200%
Defense	37	27	37%
Outside North America On-Highway	91	72	26%
Outside North America Off-Highway	12	6	100%
Service Parts, Support Equipment and Other	151	118	28%

Total Net Sales	$663	$499	33%

North America On-Highway end market net sales were up 24% for the first quarter 2018 compared to the first quarter 2017, principally driven by higher demand for Rugged Duty Series models.

North America Electric Hybrid-Propulsion Systems for Transit Bus end market net sales were up $4 million for the first quarter 2018 compared to the first quarter 2017, principally driven by the timing of certain transit property orders.

North America Off-Highway end market net sales were up $32 million for the first quarter 2018 compared to the first quarter 2017, principally driven by higher demand from hydraulic fracturing applications.

Defense end market net sales were up $10 million for the first quarter 2018 compared to the first quarter 2017, principally driven by higher Tracked and Wheeled demand.

Outside North America On-Highway end market net sales were up 26% for the first quarter 2018 compared to the first quarter 2017, principally driven by higher demand in Europe, Asia and South America.

Outside North America Off-Highway end market net sales were up $6 million for the first quarter 2018 compared to the first quarter 2017, principally driven by improved demand in the mining and construction sectors.

Service Parts, Support Equipment and Other end market net sales were up 28% for the first quarter 2018 compared to the first quarter 2017, principally driven by higher demand for North America off-highway service parts and global support equipment.

Key Components of our Results of Operations

Net sales

We generate our net sales primarily from the sale of transmissions, transmission parts, support equipment, defense kits, engineering services, royalties and extended transmission coverage to a wide array of original equipment manufacturers, distributors and the U.S. and foreign governments. Sales are recorded net of provisions for customer allowances and other rebates. Engineering services are recorded as net sales in accordance with the terms of the contract. The associated costs are recorded in cost of sales. We also have royalty agreements with third parties that provide net sales as a result of joint efforts in developing marketable products.

Cost of sales

Our primary components of cost of sales are purchased parts, the overhead expense related to our manufacturing operations and direct labor associated with the manufacture and assembly of transmissions and parts. For the three months ended March 31, 2018, direct material costs were approximately 71%, overhead costs were approximately 23%, and direct labor costs were approximately 6% of total cost of sales. We are subject to changes in our cost of sales caused by movements in underlying commodity prices. We seek to hedge against this risk by using commodity swap contracts and long-term supply agreements (“LTSAs”), as appropriate. See Part I, Item 3 “Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk” included below.

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

Non-GAAP Financial Measures

We use Adjusted Earnings before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) and Adjusted EBITDA as a percent of net sales to measure our operating profitability. We believe that Adjusted EBITDA and Adjusted EBITDA as a percent of net sales provide management, investors and creditors with useful measures of the operational results of our business and increase the period-to-period comparability of our operating profitability and comparability with other companies. Adjusted EBITDA as a percent of net sales is also used in the calculation of management’s incentive compensation program. The most directly comparable U.S. generally accepted accounting principles (“GAAP”) measure to Adjusted EBITDA and Adjusted EBITDA as a percent of net sales is Net income and Net income as a percent of net sales, respectively. Adjusted EBITDA is calculated as the earnings before interest expense, income tax expense, amortization of intangible assets, depreciation of property, plant and equipment and other adjustments as defined by Allison Transmission, Inc.’s (“ATI”), the Company’s wholly-owned subsidiary, Term B-3 Loan due 2022 (“Term B-3 Loan”, and together with the revolving portion of ATI’s senior secured credit facility (“Revolving Credit Facility”), defined as the “Senior Secured Credit Facility”). Adjusted EBITDA as a percent of net sales is calculated as Adjusted EBITDA divided by net sales.

We use Adjusted free cash flow to evaluate the amount of cash generated by our business that, after the capital investment needed to maintain and grow our business and certain mandatory debt service requirements, can be used for repayment of debt, stockholder distributions and strategic opportunities, including investing in our business. We believe that Adjusted free cash flow enhances the understanding of the cash flows of our business for management, investors and creditors. Adjusted free cash flow is also used in the calculation of management’s incentive compensation program. The most directly comparable GAAP measure to Adjusted free cash flow is Net cash provided by operating activities. Adjusted free cash flow is calculated as Net cash provided by operating activities after additions of long-lived assets.

The following is a reconciliation of Net income and Net income as a percent of net sales to Adjusted EBITDA and Adjusted EBITDA as a percent of net sales and a reconciliation of Net cash provided by operating activities to Adjusted free cash flow:

	For the three months ended March 31,
(unaudited, in millions)	2018	2017
Net income (GAAP)	$151	$83
plus:
Income tax expense	40	44
Interest expense, net	30	25
Amortization of intangible assets	22	22
Depreciation of property, plant and equipment	20	19
UAW Local 933 retirement incentive (a)	7	—
Stock-based compensation expense (b)	3	2
Unrealized loss (gain) on foreign exchange (c)	2	(2)
Unrealized gain on commodity hedge contracts (d)	—	(1)

Adjusted EBITDA (Non-GAAP)	$275	$192

Net sales (GAAP)	$663	$499
Net income as a percent of net sales (GAAP)	22.8%	16.6%
Adjusted EBITDA as a percent of net sales (Non-GAAP)	41.5%	38.5%

Net cash provided by operating activities (GAAP)	$153	$111
Deductions to reconcile to Adjusted free cash flow:
Additions of long-lived assets	(10)	(8)

Adjusted free cash flow (Non-GAAP)	$143	$103

(a)	Represents a charge (recorded in Cost of sales) related to a retirement incentive program for certain employees represented by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) pursuant to the UAW Local 933 collective bargaining agreement effective through November 2023.
(b)	Represents stock-based compensation expense (recorded in Cost of sales, Selling, general and administrative, and Engineering – research and development).
(c)	Represents losses (gains) (recorded in Other (expense) income, net) on intercompany financing transactions related to investments in plant assets for our India facility.
(d)	Represents unrealized gains (recorded in Other (expense) income, net) on the mark-to-market of our commodity hedge contracts.

Results of Operations

Comparison of three months ended March 31, 2018 and 2017

The following table sets forth certain financial information for the three months ended March 31, 2018 and 2017. The following table and discussion should be read in conjunction with the information contained in our condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Three months ended March 31,
(unaudited, dollars in millions)	2018	% of net sales	2017	% of net sales
Net sales	$663	100%	$499	100%
Cost of sales	321	48	248	50

Gross profit	342	52	251	50
Operating expenses:
Selling, general and administrative expenses	92	14	79	16
Engineering — research and development	28	4	23	4

Total operating expenses	120	18	102	20

Operating income	222	34	149	30
Interest expense, net	(30)	(5)	(25)	(5)
Other (expense) income, net	(1)	—	3	—

Income before income taxes	191	29	127	25
Income tax expense	(40)	(6)	(44)	(8)

Net income	$151	23%	$83	17%

Net sales

Net sales for the quarter ended March 31, 2018 were $663 million compared to $499 million for the quarter ended March 31, 2017, an increase of 33%. The increase was principally driven by a $60 million, or 24%, increase in net sales in the North America On-Highway end market driven by higher demand for Rugged Duty Series models, a $33 million, or 28%, increase in net sales in the Service Parts, Support Equipment and Other end market driven by higher demand for North America off-highway service parts and global support equipment, a $32 million increase in net sales in the North America Off-Highway end market driven by higher demand from hydraulic fracturing applications, a $19 million, or 26%, increase in net sales in the Outside North America On-Highway end market driven by higher demand in Europe, Asia and South America, a $10 million, or 37%, increase in net sales in the Defense end market driven by higher Tracked and Wheeled demand, a $6 million, or 100%, increase in net sales in the Outside North America Off-Highway end market driven by improved demand in the mining and construction sectors and a $4 million, or 20%, increase in net sales in the North America Electric Hybrid-Propulsion Systems for Transit Bus end market driven by the timing of certain transit property orders.

Cost of sales

Cost of sales for the quarter ended March 31, 2018 was $321 million compared to $248 million for the quarter ended March 31, 2017, an increase of 29%. The increase was principally driven by increased direct material costs commensurate with increased net sales, expenses of $7 million related to a retirement incentive program for certain UAW Local 933 employees and increased manufacturing expenses commensurate with increased net sales.

Gross profit

Gross profit for the quarter ended March 31, 2018 was $342 million compared to $251 million for the quarter ended March 31, 2017, an increase of 36%. The increase was principally driven by $103 million related to increased net sales and $6 million of price increases on certain products, partially offset by $8 million of higher manufacturing expenses commensurate with increased net sales, expenses of $7 million due to a retirement incentive program for certain UAW Local 933 employees, and $3 million of unfavorable material costs. Gross profit as a percent of net sales for the three months ended March 31, 2018 increased 130 basis points compared to the same period in 2017 principally driven by increased net sales and price increases on certain products, partially offset by expenses for the retirement incentive program and unfavorable material cost.

Selling, general and administrative

Selling, general and administrative expenses for the quarter ended March 31, 2018 were $92 million compared to $79 million for the quarter ended March 31, 2017, an increase of 16%. The increase was principally driven by $7 million of unfavorable product warranty adjustments, $5 million of higher product warranty expense commensurate with increased net sales, $2 million of favorable 2017 product warranty adjustments that did not recur in 2018 and increased commercial activities spending, partially offset by $2 million of lower incentive compensation expense.

Engineering — research and development

Engineering expenses for the quarter ended March 31, 2018 were $28 million compared to $23 million for the quarter ended March 31, 2017, an increase of 22%. The increase was principally driven by increased product initiatives spending.

Interest expense, net

Interest expense, net for the quarter ended March 31, 2018 was $30 million compared to $25 million for the quarter ended March 31, 2017, an increase of 20%. The increase was principally driven by $5 million of interest expense for ATI’s 4.75% Senior Notes due October 2027 (“4.75% Senior Notes”) issued in September 2017.

Other (expense) income, net

Other (expense) income, net for the quarter ended March 31, 2018 was ($1) million compared to $3 million for the quarter ended March 31, 2017. The change was principally driven by $4 million of unfavorable change in foreign exchange on intercompany financing, partially offset by $2 million of net periodic benefit credits related to post-retirement benefit plan amendments.

Income tax expense

Income tax expense for the three months ended March 31, 2018 was $40 million, resulting in an effective tax rate of 21%, versus $44 million in income tax expense and an effective tax rate of 35% for the three months ended March 31, 2017. The decrease in the effective tax rate was principally driven by the U.S. Tax Cuts and Jobs Act enacted into law in December 2017.

Liquidity and Capital Resources

We generate cash primarily from our operating activities to fund our operating, investing and financing activities. Our principal uses of cash are operating expenses, capital expenditures, debt service, stock repurchases, dividends on common stock and working capital needs. We had total available cash and cash equivalents of $195 million and $199 million as of March 31, 2018 and December 31, 2017, respectively. Of the available cash and cash equivalents, $155 million and $149 million were deposited in operating accounts while $40 and $50 million were invested in U.S. government backed securities as of March 31, 2018 and December 31, 2017, respectively.

As of March 31, 2018, the total of cash and cash equivalents held by foreign subsidiaries was $64 million, the majority of which was located in Europe and China. The geographic location of our cash aligns with our business growth strategy. We manage our worldwide cash requirements considering available funds among the subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. As a result, we do not currently anticipate any local liquidity restrictions to preclude us from funding our targeted expectations or operating needs with local resources.

If we distribute our foreign cash balances to the U.S. or to other foreign subsidiaries, we could be required to accrue and pay taxes. As a result of the U.S. Tax Cuts and Jobs Act enacted into law in 2017, we recorded a charge of $5 million in 2017 for the one-time repatriation tax to be paid to the U.S. Government over the next eight years. We also recorded a deferred tax liability of $2 million in 2017 for the tax liability associated with the remittance of previously taxed income and unremitted earnings for our subsidiaries located in China and Hong Kong, which in previous periods had been considered indefinitely reinvested. The deferred tax liabilities related to unremitted earnings that are indefinitely reinvested are not material.

Our liquidity requirements are significant, primarily due to our debt service requirements. As of March 31, 2018, we had $1,173 million of indebtedness associated with ATI’s Term B-3 Loan, $1,000 million of indebtedness associated with ATI’s 5.0% Senior Notes due 2024 (“5.0% Senior Notes”) and $400 million of indebtedness associated with ATI’s 4.75% Senior Notes due October 2027. The minimum required quarterly principal payment on ATI’s Term B-3 Loan through its maturity date of September 2022 is $3 million. There are no required quarterly principal payments on ATI’s 5.0% Senior Notes and 4.75% Senior Notes.

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control. We made principal payments of $3 million and $58 million on the Senior Secured Credit Facility during the three months ended March 31, 2018 and 2017, respectively.

The Senior Secured Credit Facility provides for a $550 million Revolving Credit Facility, net of an allowance for up to $75 million in outstanding letters of credit commitments. As of March 31, 2018, we had $533 million available under the Revolving Credit Facility, net of $17 million in letters of credit. As of March 31, 2018, we had no revolving loans outstanding. If we have revolving loan commitments outstanding on the Revolving Credit Facility at the end of a fiscal quarter, the Senior Secured Credit Facility requires us to maintain a specified maximum total senior secured leverage ratio of 5.50x. Additionally, within the terms of the Senior Secured Credit Facility, a senior secured leverage ratio at or below 4.00x results in the elimination of excess cash flow payments on the Senior Secured Credit Facility for the applicable year. As of March 31, 2018, our senior secured leverage ratio was 1.03x. The Senior Secured Credit Facility also provides certain financial incentives based on our total leverage ratio. A total leverage ratio at or below 4.00x results in a 25 basis point reduction to the applicable margin on our Revolving Credit Facility, and a total leverage ratio at or below 3.50x results in a 12.5 basis point reduction to the Revolving Credit Facility commitment fee and an additional 25 basis point reduction to the applicable margin on our Revolving Credit Facility. These reductions would remain in effect as long as we achieve a total leverage ratio at or below the related threshold. As of March 31, 2018, our total leverage ratio was 2.50x.

In addition, the Senior Secured Credit Facility includes, among other things, customary restrictions (subject to certain exceptions) on our ability to incur certain indebtedness, grant certain liens, make certain investments, declare or pay certain dividends, and repurchase shares of our common stock. The indentures governing the 5.0% Senior Notes and 4.75% Senior Notes contain negative covenants restricting or limiting our ability to, among other things, incur or guarantee additional indebtedness, incur liens, pay dividends on, redeem or repurchase our capital stock, make certain investments, permit payment or dividend restrictions on certain of our subsidiaries, sell assets, engage in certain transactions with affiliates, and consolidate or merge or sell all or substantially all of our assets. As of March 31, 2018, we are in compliance with all covenants under the Senior Secured Credit Facility and indentures governing the 5.0% Senior Notes and 4.75% Senior Notes.

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

On November 14, 2016, our Board of Directors authorized us to purchase up to $1,000 million of our common stock under a stock repurchase program. On November 8, 2017 our Board of Directors increased the authorization by $500 million, bringing the total amount authorized to $1,500 million. For the three months ended March 31, 2018, we repurchased $125 million of our common stock under the repurchase program. As of March 31, 2018 we had $428 million available under the repurchase program.

The following table shows our sources and uses of funds for the three months ended March 31, 2018 and 2017 (in millions):

	Three months ended March 31,
Statements of Cash Flows Data	2018	2017
Cash flows provided by operating activities	$153	$111
Cash flows used for investing activities	(10)	(8)
Cash flows used for financing activities	(149)	(189)

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

Cash provided by operating activities

Operating activities for the three months ended March 31, 2018 generated $153 million of cash compared to $111 million for the three months ended March 31, 2017. The increase was principally driven by increased gross profit, higher accounts payable, decreased cash interest expense and decreased cash income taxes, partially offset by higher accounts receivable, increased incentive compensation payments and increased product initiatives spending.

Cash used for investing activities

Investing activities for the three months ended March 31, 2018 used $10 million of cash compared to $8 million for the three months ended March 31, 2017. The increase was principally driven by an increase of $2 million in capital expenditures. The increase in capital expenditures was principally driven by intra-year movement in the timing of spending related to investments in productivity and replacement programs.

Cash used for financing activities

Financing activities for the three months ended March 31, 2018 used $149 million of cash compared to $189 million for the three months ended March 31, 2017. The decrease was principally driven by $290 million of decreased stock repurchases, partially offset by $245 million of decreased net borrowings under our Revolving Credit Facility and $4 million of decreased proceeds from the exercise of stock options.

Contingencies

We are a party to various legal actions and administrative proceedings and subject to various claims arising in the ordinary course of business, including those relating to commercial transactions, product liability, personal injury and workers’ compensation, safety, health, taxes, environmental and other matters. For more information, see NOTE O, “Commitments and Contingencies” of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Significant Accounting Estimates

A discussion of our critical accounting policies and significant accounting estimates is included in Part II, Item 7 “Management’s Discussion and Analysis” in our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission on February 15, 2018. The preparation of the condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the applicable reporting period. Actual results could differ materially from these estimates. Changes in estimates are recorded in results of operations in the period that the events or circumstances giving rise to such changes occur. Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported for the first three months of 2018.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See NOTE B, “Summary of Significant Accounting Policies” in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. The words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Although forward-looking statements reflect management’s good faith beliefs, reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements speak only as of the date the statements are made. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to: uncertainty in the global regulatory and business environments in which we operate; our participation in markets that are competitive; the highly cyclical industries in which certain of our end users operate; the failure of markets outside North America to increase adoption of fully automatic transmissions; the concentration of our net sales in our top five customers and the loss of any one of these; future reductions or changes in government subsidies for electric hybrid vehicles and other external factors impacting demand; U.S. and foreign defense spending; general economic and industry conditions; the discovery of defects in our products, resulting in delays in new model launches, recall campaigns and/or increased warranty costs and reduction in future sales or damage to our brand and reputation; our ability to prepare for, respond to and successfully achieve our objectives relating to technological and market developments, competitive threats and changing customer needs; risks associated with our international operations; labor strikes, work stoppages or similar labor disputes, which could significantly disrupt our operations or those of our principal customers; risks related to our substantial indebtedness; and our intention to pay dividends and repurchase shares of our common stock.

Important factors that could cause actual results to differ materially from our expectations are disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission on February 15, 2018. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements as well as other cautionary statements that are made from time to time in our public communications. You should evaluate all forward-looking statements made in this Quarterly Report on Form 10-Q in the context of these risks and uncertainties.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk consists of changes in interest rates, foreign currency rate fluctuations and movements in commodity prices.

Interest Rate Risk

We are subject to interest rate market risk in connection with a portion of our long-term debt. Our principal interest rate exposure relates to outstanding amounts under our Senior Secured Credit Facility. Our Senior Secured Credit Facility provides for variable rate borrowings of up to $1,706 million including $533 million under our Revolving Credit Facility, net of $17 million of letters of credit. A one-eighth percent increase or decrease in assumed interest rates for the Senior Secured Credit Facility, if fully drawn, as of March 31, 2018 would have an impact of approximately $2 million on interest expense. As of March 31, 2018, we had no outstanding borrowings under our Revolving Credit Facility.

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

Assuming current levels of foreign currency transactions, a 10% aggregate increase or decrease in the Japanese Yen, Euro, Indian Rupee and Chinese Yuan Renminbi would correspondingly change our earnings, net of tax, by an estimated $7 million per year. We believe other exposure to foreign currencies is immaterial.

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

Assuming current levels of commodity purchases, a 10% variation in the price of aluminum and steel would correspondingly change our earnings by approximately $3 million and $6 million per year, respectively.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are a party to various legal actions in the normal course of our business, including those related to commercial transactions, product liability, personal injury and workers’ compensation, safety, health, taxes, environmental and other matters. See NOTE O, “Commitments and Contingencies” in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes from our risk factors as previously reported in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission on February 15, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information related to our repurchases of our common stock on a monthly basis in the three months ended March 31, 2018:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans(1)
January 1– January 31, 2018	—		$—	—	$553,794,867
February 1 – February 28, 2018	1,060,318	(2)	$39.74	1,028,029	$512,926,985
March 1 – March 31, 2018	2,190,026		$38.55	2,190,026	$428,494,617

Total	3,250,344		$38.94	3,218,055

(1)	These values reflect repurchases made under the stock repurchase program approved by the Board of Directors on November 14, 2016 and the update approved by the Board of Directors on November 8, 2017 authorizing total repurchases of $1,500 million through December 31, 2019.
(2)	Shares purchased include 32,289 shares withheld to cover taxes due upon the vesting of restricted stock and performance shares in February 2018.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Description

10.1	Amendment No. 2, dated March 21, 2018, to the Amended and Restated Credit Agreement, dated as of September 23, 2016, among Allison Transmission Holdings, Inc., Allison Transmission, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties thereto as lenders, Citicorp North America, Inc., as Administrative Agent and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 21, 2018)

10.2	Severance and Change in Control Agreement, between Allison Transmission, Inc. and David S. Graziosi, dated as of March 23, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 23, 2018)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLISON TRANSMISSION HOLDINGS, INC.

Date: May 1, 2018	By:	/s/ Lawrence E. Dewey
		Name:	Lawrence E. Dewey
		Title:	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 1, 2018	By:	/s/ David S. Graziosi
		Name:	David S. Graziosi
		Title:	President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)