Form 10-Q
period 2018-06-30
Allison Transmission Holdings Inc
filed 2018-07-31
CIK 1411207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of July 16, 2018, there were 130,467,369 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Allison Transmission Holdings, Inc.

Condensed Consolidated Balance Sheets

(unaudited, dollars in millions, except per share data)

	June 30, 2018	December 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$96	$199
Accounts receivable – net of allowance for doubtful accounts of $1 and $0, respectively	328	221
Inventories	170	154
Income taxes receivable	15	33
Other current assets	24	25

Total Current Assets	633	632

Property, plant and equipment, net	442	448
Intangible assets, net	1,109	1,153
Goodwill	1,941	1,941
Other non-current assets	46	31

TOTAL ASSETS	$4,171	$4,205

LIABILITIES
Current Liabilities
Accounts payable	$210	$159
Product warranty liability	28	22
Current portion of long-term debt	—	12
Deferred revenue	38	41
Other current liabilities	166	183

Total Current Liabilities	442	417

Product warranty liability	37	33
Deferred revenue	87	75
Long-term debt	2,520	2,534
Deferred income taxes	301	276
Other non-current liabilities	182	181

TOTAL LIABILITIES	3,569	3,516
Commitments and contingencies (see NOTE O)

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 1,880,000,000 shares authorized, 131,226,301 shares issued and outstanding and 139,990,865 shares issued and outstanding, respectively	1	1
Non-voting common stock, $0.01 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Paid in capital	1,764	1,758
Accumulated deficit	(1,136)	(1,055)
Accumulated other comprehensive loss, net of tax	(27)	(15)

TOTAL STOCKHOLDERS’ EQUITY	602	689

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$4,171	$4,205

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited, dollars in millions, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net sales	$711	$580	$1,374	$1,079
Cost of sales	337	290	658	538

Gross profit	374	290	716	541
Selling, general and administrative	93	88	185	167
Engineering — research and development	33	25	61	48

Operating income	248	177	470	326
Interest expense, net	(30)	(27)	(60)	(52)
Other income (expense), net	4	(4)	3	(1)

Income before income taxes	222	146	413	273
Income tax expense	(48)	(51)	(88)	(95)

Net income	$174	$95	$325	$178

Basic earnings per share attributable to common stockholders	$1.30	$0.63	$2.37	$1.16

Diluted earnings per share attributable to common stockholders	$1.29	$0.63	$2.37	$1.15

Dividends declared per common share	$0.15	$0.15	$0.30	$0.30

Comprehensive income, net of tax	$158	$98	$313	$184

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited, dollars in millions)

	Six months ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$325	$178
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	44	45
Depreciation of property, plant and equipment	39	39
Deferred income taxes	25	44
Stock-based compensation	6	6
Amortization of deferred financing costs	3	3
Allowance for doubtful accounts	1	—
Unrealized gain on derivatives	—	(6)
Other	3	3
Changes in assets and liabilities:
Accounts receivable	(110)	(74)
Inventories	(17)	(19)
Accounts payable	46	43
Other assets and liabilities	1	15

Net cash provided by operating activities	366	277
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of long-lived assets	(29)	(20)
Investments in technology-related initiatives	—	(3)

Net cash used for investing activities	(29)	(23)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(370)	(539)
Dividend payments	(41)	(46)
Payments on long-term debt	(28)	(6)
Proceeds from exercise of stock options	5	11
Taxes paid related to net share settlement of equity awards	(4)	(1)
Debt financing fees	(1)	—
Borrowings on revolving credit facility	—	330
Repayments on revolving credit facility	—	(125)

Net cash used for financing activities	(439)	(376)
Effect of exchange rate changes on cash	(1)	2

Net decrease in cash and cash equivalents	(103)	(120)
Cash and cash equivalents at beginning of period	199	205

Cash and cash equivalents at end of period	$96	$85

Supplemental disclosures:
Interest paid	$57	$55
Income taxes paid	$46	$34

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Estimates include, but are not limited to, sales allowances, government price adjustments, fair market values and future cash flows associated with goodwill, indefinite life intangibles, long-lived asset impairment tests, useful lives for depreciation and amortization, warranty liabilities, environmental liabilities, determination of discount and other assumptions for pension and other post-retirement benefit expense, income taxes and deferred tax valuation allowances, derivative valuation and contingencies. The Company’s accounting policies involve the application of judgments and assumptions made by management that include inherent risks and uncertainties. Actual results could differ materially from these estimates. Changes in estimates are recorded in results of operations in the period that the events or circumstances giving rise to such changes occur.

Recently Adopted Accounting Pronouncements

In August 2017, the Financial Accounting Standards Board (“FASB”) issued authoritative accounting guidance on accounting for derivative and hedge instruments. Among other things, the guidance allows the initial hedge effectiveness assessment to be performed by the end of the quarter in which the hedge is designated, permits a qualitative assessment for certain hedges if an expectation of high effectiveness can be supported throughout the term of the hedge, and removes the requirement to record ineffectiveness on cash flow hedges immediately through earnings when the hedge is highly effective. The guidance was early adopted by the Company effective April 1, 2018 and applied upon entering into interest rate swaps designated as cash flow hedges during the period ended June 30, 2018. When adopted in an interim period, the guidance is required to be reflected as of the beginning of the year of adoption. The Company has not previously designated any derivative instruments as hedging instruments, and thus, the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued authoritative accounting guidance on a company’s accounting for revenue from contracts with customers, which guidance was subsequently amended. The guidance applies to all companies that enter into contracts with customers to transfer goods, services or nonfinancial assets. The guidance requires these companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires disclosures regarding the nature, timing, amount and uncertainty of revenue that is recognized. The guidance was adopted by the Company effective January 1, 2018 on a modified retrospective basis. See Note C, “Revenue” for information regarding the impact of the adoption of this guidance.

Recently Issued Accounting Pronouncements

In June 2018, the FASB issued authoritative accounting guidance on accounting for nonemployee awards for goods or services received by a company. The guidance will be effective for the Company in fiscal year 2019, but early adoption is permitted. Management is currently evaluating the impact of this guidance on the Company’s consolidated financial statements.

In February 2018, the FASB issued authoritative accounting guidance on transfers of stranded balances in accumulated other comprehensive loss to retained earnings. The passage of the U.S. Tax Cuts and Jobs Act by the U.S. federal government in December 2017 and existing GAAP requirements to adjust deferred tax assets and liabilities for changes in tax laws or rates created stranded balances in accumulated other comprehensive loss on deferred tax assets and liabilities previously recorded as a component to accumulated other comprehensive loss. The guidance applies to companies affected by these stranded balances and allows a reclassification of these balances to retained earnings. The guidance will be effective for the Company in fiscal year 2019, but early adoption is permitted. The guidance can be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the U.S. Tax Cuts and Jobs Act is recognized. Management is currently evaluating affected balances recorded in accumulated other comprehensive loss and expects the impact of this guidance on the Company’s consolidated financial statements to be an immaterial adjustment to retained earnings.

In February 2016, the FASB issued authoritative accounting guidance on lease accounting. The guidance requires lessees to present right-of-use assets and lease liabilities on the balance sheet for all leases not considered short-term leases. Short-term leases are leases with a lease term of 12 months or less as long as the leases do not include options to purchase the underlying assets that the lessee is reasonably certain to exercise. The guidance also introduces new disclosure requirements for leasing arrangements. The guidance will be effective for the Company in fiscal year 2019 using a modified retrospective approach. Management is currently evaluating the Company’s lease contracts and assessing the impact of the adoption of policy elections and practical expedients prescribed by the guidance. Management does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

NOTE C.	REVENUE

Adoption of New Revenue Guidance

New authoritative accounting guidance for revenue was adopted by the Company effective January 1, 2018 using the modified retrospective approach. Current period results are presented in conformity with the new authoritative accounting guidance, while prior period results are presented in conformity with prior accounting guidance.

In accordance with the modified retrospective approach, the Company recorded a one-time adjustment related to sales of Extended Transmission Coverage (“ETC”) contracts open as of the date of adoption, which increased opening retained earnings by $5 million, net of tax, and decreased current deferred revenue by $2 million and non-current deferred revenue by $4 million as of January 1, 2018.

During the three months ended June 30, 2018, neither net sales nor deferred revenue were impacted by the application of this guidance. During the six months ended June 30, 2018, the Company increased net sales by $1 million, and decreased non-current deferred revenue by $1 million, compared to prior accounting guidance, as a result of how the Company allocates revenue to the ETC performance obligation in certain contracts under the new authoritative accounting guidance for revenue.

Under the new authoritative accounting guidance, revenue is recognized as each distinct performance obligation within a contract is satisfied. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. The Company enters into long-term supply agreements (“LTSAs”) and distributor agreements with certain customers. The LTSAs and distributor agreements do not include committed volumes until underlying purchase orders are issued; therefore, the Company determined that purchase orders are the contract with a customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when the performance obligation is satisfied, as there is no right of return.

Many of the Company’s contracts have a single performance obligation, as the promise to transfer the individual good or service is not separately identifiable from other promises in the contracts and is, therefore, not distinct. Some of our contracts have multiple performance obligations, most commonly the sale of both a transmission and ETC. For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation using a ratable allocation based on the standalone selling price of each distinct good or service in the contract.

The Company may also use volume based discounts and rebates as marketing incentives in the sales of both transmissions and service parts, which are accounted for as variable consideration. The Company records the impact of the incentives as a reduction to revenue when it is determined that the adjustment is not likely to reverse, historically on a quarterly basis. Due to the typically short duration of purchase orders and minimal number of open contracts with variable consideration at any point in time, the impact of variable consideration is immaterial. If it were to become material, the Company would explain the methods, assumptions and estimates used to determine the consideration allocated to each performance obligation. The Company estimates the impact of all other incentives based on the related sales and market conditions in the end market vocation.

Net sales are made on credit terms, generally 30 days, based on an assessment of the customer’s creditworthiness. For certain goods or services, the Company receives consideration prior to satisfying the related performance obligation. Such consideration is recorded as a contract liability in current and non-current Deferred Revenue as of June 30, 2018 and December 31, 2017. See Note J, “Deferred Revenue” for more information including the amount of revenue earned during the three and six months ended June 30, 2018 that had been previously deferred. The Company does not have contract assets.

Disaggregated Revenue

The Company has one operating segment and reportable segment. The Company is in one line of business, which is the manufacture and distribution of fully automatic transmissions. The following presents disaggregated revenue by categories that best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors (dollars in millions):

	Three months ended June 30, 2018	Six months ended June 30, 2018
North America On-Highway	$343	$682
North America Off-Highway	31	64
Defense	43	80
Outside North America On-Highway	101	192
Outside North America Off-Highway	24	36
Service Parts, Support Equipment and Other	169	320

Total Net Sales	$711	$1,374

Disaggregated revenue by end market is further described as follows:

North America On-Highway

Revenue from the North America On-Highway end market is driven by the sale of transmissions to original equipment manufacturers (“OEMs”), distributors and dealers that install the transmission into Class 4-5, Class 6-7 and Class 8 straight trucks and metro tractors, conventional transit, shuttle and coach buses, school buses and motorhome applications. Revenue from the North America On-Highway end market also includes the sale of electric hybrid-propulsion systems for transit bus. Revenue is recognized at the point in time when control passes to the customer, which is based on shipping terms when the order is fulfilled by the Company.

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

Service Parts, Support Equipment and Other

Revenue from the Service Parts, Support Equipment and Other end market is primarily derived from the sale of transmission parts and fluid purchased for the normal maintenance and repair needs of products in service and the sale of ETC contracts which extend the warranty coverages of transmissions beyond the standard warranty period.

Revenue is recognized on sales of service parts and support equipment at the point in time when control passes to the customer, which is based on shipping terms when the order is fulfilled by the Company.

Revenue from the sale of ETC contracts is recognized ratably over the time period that corresponds with the period of coverage, as the Company has determined this method best depicts the progress towards satisfaction of its performance obligation. ETC contracts are sold in one to five year durations within the North America On-Highway, Outside North America On-Highway, North America Off-Highway and Outside North America Off-Highway end markets. The ETC contract period begins when the standard warranty coverage period ends. All consideration allocated to an ETC performance obligation is initially deferred until the coverage period begins.

NOTE D.	INVENTORIES

Inventories consisted of the following components (dollars in millions):

	June 30, 2018	December 31, 2017
Purchased parts and raw materials	$83	$79
Work in progress	10	6
Service parts	45	46
Finished goods	32	23

Total inventories	$170	$154

Inventory components shipped to third parties, primarily cores, parts to re-manufacturers, and parts to contract manufacturers, which the Company has an obligation to buy back, are included in purchased parts and raw materials, with an offsetting liability in Other current liabilities. See NOTE K, “Other Current Liabilities” for more information.

NOTE E.	GOODWILL AND OTHER INTANGIBLE ASSETS

As of June 30, 2018 and December 31, 2017, the carrying amount of the Company’s Goodwill was $1,941 million.

The following presents a summary of other intangible assets (dollars in millions):

	June 30, 2018			December 31, 2017
	Intangible assets, gross	Accumulated amortization	Intangible assets, net	Intangible assets, gross	Accumulated amortization	Intangible assets, net
Other intangible assets:
Trade name	$790	$—	$790	$790	$—	$790
Customer relationships — commercial	832	(597)	235	832	(573)	259
Proprietary technology	476	(415)	61	476	(396)	80
Customer relationships — defense	62	(39)	23	62	(38)	24
Patented technology — defense	28	(28)	—	28	(28)	—
Non-compete agreement	17	(17)	—	17	(17)	—
Tooling rights	5	(5)	—	5	(5)	—

Total	$2,210	$(1,101)	$1,109	$2,210	$(1,057)	$1,153

As of June 30, 2018 and December 31, 2017, the net carrying value of the Company’s Goodwill and Other intangible assets, net was $3,050 million and $3,094 million, respectively.

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

Level 3 — Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At each balance sheet date, the Company performs an analysis of all instruments subject to authoritative accounting guidance and includes, in Level 3, all of those whose fair value is based on significant unobservable inputs. As of June 30, 2018 and December 31, 2017, the Company did not have any Level 3 financial assets or liabilities.

The Company’s assets and liabilities that are measured at fair value include cash equivalents, derivative instruments, assets held in a rabbi trust and a deferred compensation obligation. The Company’s cash equivalents consist of short-term U.S. government backed securities. The Company’s derivative instruments consist of interest rate swaps. The Company’s assets held in the rabbi trust consist principally of publicly available mutual funds and target date retirement funds. The Company’s deferred compensation obligation is directly related to the fair value of assets held in the rabbi trust.

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

The Company uses valuations from the issuing financial institutions for the fair value measurement of interest rate swaps. The floating-to-fixed interest rate swaps are based on the London Interbank Offered Rate (“LIBOR”) which is observable at commonly quoted intervals. The fair values are included in other current and non-current assets and liabilities in the Condensed Consolidated Balance Sheets.

The following table summarizes the fair value of the Company’s financial assets and (liabilities) as of June 30, 2018 and December 31, 2017 (dollars in millions):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		TOTAL
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Cash equivalents	$2	$50	$—	$—	$2	$50
Rabbi trust assets	10	8	—	—	10	8
Deferred compensation obligation	(10)	(8)	—	—	(10)	(8)
Derivative liabilities	—	—	(2)	—	(2)	—

Total	$2	$50	$(2)	$—	$—	$50

NOTE G.	DEBT

Long-term debt and maturities are as follows (dollars in millions):

	June 30, 2018	December 31, 2017
Long-term debt:
Senior Secured Credit Facility Term B-3 Loan, variable, due 2022	$1,148	$1,176
Senior Notes, fixed 5.0%, due 2024	1,000	1,000
Senior Notes, fixed 4.75%, due 2027	400	400

Total long-term debt	$2,548	$2,576
Less: current maturities of long-term debt	—	12
deferred financing costs, net	28	30

Total long-term debt, net	$2,520	$2,534

As of June 30, 2018, the Company had $2,548 million of indebtedness associated with Allison Transmission, Inc.’s (“ATI”), the Company’s wholly-owned subsidiary, 5.0% Senior Notes due September 2024 (“5.0% Senior Notes”), ATI’s 4.75% Senior Notes due October 2027 (“4.75% Senior Notes”) and ATI’s Senior Secured Credit Facility (“Senior Secured Credit Facility”), which consists of the Senior Secured Credit Facility Term B-3 Loan due 2022 (“Term B-3 Loan”) and the Senior Secured Credit Facility revolving credit facility due 2021 (“Revolving Credit Facility”).

The fair value of the Company’s long-term debt obligations as of June 30, 2018 was $2,507 million. The fair value is based on quoted Level 2 market prices of the Company’s debt as of June 30, 2018. It is not expected that the Company would be able to repurchase all of its debt at these levels. The difference between the fair value and carrying value of the long-term debt is driven primarily by trends in the financial markets.

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

The Senior Secured Credit Facility is collateralized by a lien on substantially all assets of the Company including all of ATI’s capital stock and all of the capital stock or other equity interest held by the Company, ATI and each of the Company’s existing and future U.S. subsidiary guarantors (subject to certain limitations for equity interests of foreign subsidiaries and other exceptions set forth in the terms of the Senior Secured Credit Facility). Interest on the Term B-3 Loan, as of June 30, 2018, is either (a) 1.75% over the LIBOR or (b) 0.75% over the greater of the prime lending rate as quoted by the administrative agent and the federal funds effective rate published by the Federal Reserve Bank of New York plus 0.5%, provided that neither is below 1.00%. As of June 30, 2018, the Company elected to pay the lowest all-in rate of LIBOR plus the applicable margin, or 3.85%, on the Term B-3 Loan. The Senior Secured Credit Facility requires minimum quarterly principal payments on the Term B-3 Loan as well as prepayments from certain net cash proceeds of non-ordinary course asset sales and casualty and condemnation events and from a percentage of excess cash flow, if applicable. The minimum required quarterly principal payment on the Term B-3 Loan through its maturity date of September 2022 is $3 million; however, the Company made voluntary prepayments of the required quarterly principal payments of $25 million during the quarter ended June 30, 2018. As of June 30, 2018, there were no payments required for certain net cash proceeds of non-ordinary course asset sales and casualty and condemnation events. The remaining principal balance is due upon maturity.

The Senior Secured Credit Facility also provides a Revolving Credit Facility, net of an allowance for up to $75 million in outstanding letters of credit commitments. As of June 30, 2018, the Company had $533 million available under the Revolving Credit Facility, net of $17 million in letters of credit. Revolving Credit Facility borrowings bear interest at a variable base rate plus an applicable margin based on the Company’s total leverage ratio. Interest on the Revolving Credit Facility is either (a) 1.75% over the LIBOR or (b) 0.75% over the greater of the prime lending rate in effect on such day and the federal funds effective rate published by the Federal Reserve Bank of New York plus 0.5%, provided that neither is below 1.75%. In addition, there is an annual commitment fee, based on the Company’s total leverage ratio, on the average unused revolving credit borrowings available under the Revolving Credit Facility. Revolving Credit Facility borrowings are payable at the option of the Company throughout the term of the Senior Secured Credit Facility with the balance due in September 2021.

The Senior Secured Credit Facility requires the Company to maintain a specified maximum total senior secured leverage ratio of 5.50x when revolving loan commitments remain outstanding on the Revolving Credit Facility at the end of a fiscal quarter. As of June 30, 2018, the Company had no amounts outstanding under the Revolving Credit Facility; however, the Company would have been in compliance with the maximum total senior secured leverage ratio, achieving a 1.03x ratio. Additionally, within the terms of the Senior Secured Credit Facility, a senior secured leverage ratio at or below 4.00x results in the elimination of excess cash flow payments on the Senior Secured Credit Facility for the applicable year. The Senior Secured Credit Facility also provides certain financial incentives based on our total leverage ratio. A total leverage ratio at or below 4.00x results in a 25 basis point reduction to the applicable margin on the Revolving Credit Facility, and a total leverage ratio at or below 3.50x results in a 12.5 basis point reduction to the Revolving Credit Facility commitment fee and an additional 25 basis point reduction to the applicable margin on the Revolving Credit Facility. These reductions remain in effect as long as the Company achieves a total leverage ratio at or below the related threshold. As of June 30, 2018, the Company’s total leverage ratio was 2.40x.

In addition, the Senior Secured Credit Facility, among other things, includes customary restrictions (subject to certain exceptions) on the Company’s ability to incur certain indebtedness, grant certain liens, make certain investments, declare or pay certain dividends, or repurchase shares of the Company’s common stock. As of June 30, 2018, the Company was in compliance with all covenants under the Senior Secured Credit Facility.

5.0% Senior Notes

The 5.0% Senior Notes are unsecured and are guaranteed by each of ATI’s domestic subsidiaries that is a borrower under or guarantees the Senior Secured Credit Facility and are unconditionally guaranteed, jointly and severally, by any of ATI’s future domestic subsidiaries that are borrowers under or guarantee the Senior Secured Credit Facility. None of ATI’s domestic subsidiaries currently guarantee its obligations under the Senior Secured Credit Facility, and therefore none of ATI’s domestic subsidiaries currently guarantee the 5.0% Senior Notes. The indenture governing the 5.0% Senior Notes contains negative covenants restricting or limiting the Company’s ability to, among other things: incur or guarantee additional indebtedness, incur liens, pay dividends on, redeem or repurchase the Company’s capital stock, make certain investments, permit payment or dividend restrictions on certain of the Company’s subsidiaries, sell assets, engage in certain transactions with affiliates, and consolidate or merge or sell all or substantially all of the Company’s assets. As of June 30, 2018, the Company was in compliance with all covenants under the indenture governing the 5.0% Senior Notes.

4.75% Senior Notes

The 4.75% Senior Notes are unsecured and are guaranteed by each of ATI’s domestic subsidiaries that is a borrower under or guarantees the Senior Secured Credit Facility and are unconditionally guaranteed, jointly and severally, by any of ATI’s future domestic subsidiaries that are borrowers under or guarantee the Senior Secured Credit Facility. None of ATI’s domestic subsidiaries currently guarantee its obligations under the Senior Secured Credit Facility, and therefore none of ATI’s domestic subsidiaries currently guarantee the 4.75% Senior Notes. The indenture governing the 4.75% Senior Notes contains negative covenants restricting or limiting the Company’s ability to, among other things: incur or guarantee additional indebtedness, incur liens, pay dividends on, redeem or repurchase the Company’s capital stock, make certain investments, permit payment or dividend restrictions on certain of the Company’s subsidiaries, sell assets, engage in certain transactions with affiliates, and consolidate or merge or sell all or substantially all of the Company’s assets. As of June 30, 2018, the Company was in compliance with all covenants under the indenture governing the 4.75% Senior Notes.

NOTE H.	DERIVATIVES

The Company is subject to interest rate risk related to the Senior Secured Credit Facility and enters into interest rate swaps that are based on the LIBOR to manage a portion of this exposure. The derivative instruments are not for speculative purposes and are designated as cash flow hedges.

The Company holds interest rate swaps designated as cash flow hedges that qualify for hedge accounting under the hypothetical derivative method. Fair value adjustments are recorded as a component of accumulated other comprehensive loss (“AOCL”) in the Condensed Consolidated Balance Sheets. Balances in AOCL are reclassified to other comprehensive income when transactions related to the underlying risk are settled. As of June 30, 2018, the Company held interest rate swaps effective from September 2019 to September 2022 with notional values totaling $250 million and a weighted average LIBOR fixed rate of 3.01% and interest rate swaps effective from September 2019 to September 2025 with notional values totaling $250 million and a weighted average LIBOR fixed rate of 3.04%. See NOTE F “Fair Value of Financial Instruments” for information regarding the fair value of the Company’s interest rate swaps.

The following tabular disclosures further describe the Company’s interest rate derivatives qualifying and designated for hedge accounting and their impact on the financial condition of the Company (dollars in millions):

	June 30, 2018
	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other non-current liabilities	$(2)

Total derivatives designated as hedging instruments		$(2)

The balance of losses recorded in AOCL as of June 30, 2018 was $2 million. See NOTE N “Accumulated Other Comprehensive Loss” for information regarding activity recorded as a component of AOCL during the three and six months ended June 30, 2018. The Company had no losses recorded in accumulated other comprehensive loss expected to be reclassified to other comprehensive income within the next twelve months as of June 30, 2018.

NOTE I.	PRODUCT WARRANTY LIABILITIES

As of June 30, 2018, the current and non-current product warranty liabilities were $28 million and $37 million, respectively. As of June 30, 2017, the current and non-current product warranty liabilities were $21 million and $34 million, respectively.

Product warranty liability activities consist of the following (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Beginning balance	$62	$58	$55	$63
Payments	(10)	(8)	(19)	(15)
Increase in liability (warranty issued during period)	12	5	21	9
Net adjustments to liability	1	—	8	(2)

Ending balance	$65	$55	$65	$55

NOTE J.	DEFERRED REVENUE

As of June 30, 2018, current and non-current deferred revenue was $38 million and $87 million, respectively. As of June 30, 2017, the current and non-current deferred revenue was $28 million and $68 million, respectively.

Deferred revenue activity consists of the following (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Beginning balance	$112	$96	$110	$94
Increases	23	6	33	14
Revenue earned	(10)	(6)	(18)	(12)

Ending balance	$125	$96	$125	$96

Deferred revenue recorded in current and non-current liabilities related to ETC contracts as of June 30, 2018 was $29 million and $71 million, respectively. Deferred revenue recorded in current and non-current liabilities related to ETC contracts as of June 30, 2017 was $27 million and $68 million, respectively.

NOTE K.	OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (dollars in millions):

	As of June 30, 2018	As of December 31, 2017
Payroll and related costs	$52	$73
Sales allowances	40	34
Accrued interest payable	18	19
Vendor buyback obligation	15	14
Taxes payable	14	10
Defense price reduction reserve	9	9
UAW Local 933 retirement incentive	6	—
Non-trade payables	3	8
Other accruals	9	16

Total	$166	$183

NOTE L.	EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost (credit) consist of the following (dollars in millions):

	Pension Plans		Post-retirement Benefits
	Three months ended June 30,		Three months ended June 30,
	2018	2017	2018	2017
Net periodic benefit cost:
Service cost	$3	$3	$1	$1
Interest cost	1	1	1	1
Expected return on assets	(2)	(2)	—	—
Prior service cost	—	—	(4)	(1)

Net periodic benefit cost (credit)	$2	$2	$(2)	$1

	Pension Plans		Post-retirement Benefits
	Six months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net periodic benefit cost:
Service cost	$6	$6	$1	$1
Interest cost	3	3	2	3
Expected return on assets	(4)	(4)	—	—
Prior service cost	—	—	(7)	(2)

Net periodic benefit cost (credit)	$5	$5	$(4)	$2

The components of net periodic benefit costs other than the service cost component are included in other income (expense), net in the Condensed Consolidated Statements of Comprehensive Income.

NOTE M.	INCOME TAXES

For the three and six months ended June 30, 2018, the Company recorded total tax expense of $48 million and $88 million, respectively. The effective tax rate for the three and six months ended June 30, 2018 was 22% and 21%, respectively. For the three and six months ended June 30, 2017, the Company recorded total tax expense of $51 million and $95 million, respectively. The effective tax rate for both the three and six months ended June 30, 2017 was 35%. The decrease in the effective tax rate was principally driven by the U.S. Tax Cuts and Jobs Act enacted into law in 2017.

In 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the U.S. Tax Cuts and Jobs Act. The Company recognized the income tax effects of the U.S. Tax Cuts and Jobs Act for the year ended December 31, 2017, the reporting period in which the U.S. Tax Cuts and Jobs Act was signed into law, in accordance with SAB 118. As such, the Company’s financial results reflect the income tax effects of the U.S. Tax Cuts and Jobs Act and provisional amounts for those specific income tax effects of the U.S. Tax Cuts and Jobs Act that could be reasonably estimated. During both the three and six months ended June 30, 2018, there were no changes made to the provisional amounts recognized in 2017. The Company will continue to analyze the effects of the U.S. Tax Cuts and Jobs Act and any impact on its financial statements will be recorded in the period identified.

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

In accordance with the FASB’s authoritative guidance on accounting for uncertainty in income taxes, the Company has recorded a liability for unrecognized tax benefits related to a 2010 Research & Development Credit as of June 30, 2018 and December 31, 2017. The accounting guidance prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. All of the Company’s returns will remain subject to examination by the various taxing authorities for the duration of the applicable statute of limitations (generally three years from the later of the date of filing or the due date of the return).

NOTE N.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables reconcile changes in AOCL by component (net of tax, dollars in millions):

	Three months ended
	Available-for- sale securities	Defined benefit pension items	Derivatives designated for hedge accounting	Foreign currency items	Total
AOCL as of March 31, 2017	$(7)	$(19)	$—	$(34)	$(60)

Other comprehensive income before reclassifications	—	—	—	4	4
Amounts reclassified from AOCL	—	(1)	—	—	(1)
Income tax	(1)	1	—	—	—

Net current period other comprehensive (loss) income	$(1)	$—	$—	$4	$3

AOCL as of June 30, 2017	$(8)	$(19)	$—	$(30)	$(57)

AOCL as of March 31, 2018	$—	$5	$—	$(16)	$(11)

Other comprehensive loss before reclassifications	—	—	(2)	(12)	(14)
Amounts reclassified from AOCL	—	(4)	—	—	(4)
Income tax	—	2	—	—	2

Net current period other comprehensive loss	$—	$(2)	$(2)	$(12)	$(16)

AOCL as of June 30, 2018	$—	$3	$(2)	$(28)	$(27)

	Six months ended
	Available-for- sale securities	Defined benefit pension items	Derivatives designated for hedge accounting	Foreign currency items	Total
AOCL as of December 31, 2016	$(7)	$(18)	$—	$(38)	$(63)

Other comprehensive (loss) income before reclassifications	(1)	—	—	8	7
Amounts reclassified from AOCL	—	(2)	—	—	(2)
Income tax	—	1	—	—	1

Net current period other comprehensive (loss) income	$(1)	$(1)	$—	$8	$6

AOCL as of June 30, 2017	$(8)	$(19)	$—	$(30)	$(57)

AOCL as of December 31, 2017	$—	$8	$—	$(23)	$(15)

Other comprehensive loss before reclassifications	—	—	(2)	(5)	(7)
Amounts reclassified from AOCL	—	(7)	—	—	(7)
Income tax	—	2	—	—	2

Net current period other comprehensive loss	$—	$(5)	$(2)	$(5)	$(12)

AOCL as of June 30, 2018	$—	$3	$(2)	$(28)	$(27)

	Amounts reclassified from AOCL		Affected line item in the Condensed Consolidated Statements of Comprehensive Income
AOCL Components	Three months ended June 30, 2018	Three months ended June 30, 2017
Amortization of benefit items:
Prior service cost	$3	$1	Cost of sales
	1	—	Selling, general and administrative

Total reclassifications, before tax	$4	$1	Income before income taxes
Income tax	(2)	(1)	Income tax expense

Total reclassifications, net of tax	$2	$—

	Amounts reclassified from AOCL		Affected line item in the Condensed Consolidated Statements of Comprehensive Income
AOCL Components	Six months ended June 30, 2018	Six months ended June 30, 2017
Amortization of defined benefit pension items:
Prior service cost	$6	$2	Cost of sales
	1	—	Selling, general and administrative

Total reclassifications, before tax	$7	$2	Income before income taxes
Income tax	(2)	(1)	Income tax expense

Total reclassifications, net of tax	$5	$1

Prior service cost is included in the computation of the Company’s net periodic benefit cost. See NOTE L, “Employee Benefit Plans” for additional details.

NOTE O.	COMMITMENTS AND CONTINGENCIES

Environmental Matters

The Company has an agreement with the Environmental Protection Agency to perform remedial activities at the Company’s Indianapolis, Indiana manufacturing facilities related to historical soil and groundwater contamination. As of June 30, 2018, the Company had a liability recorded in the amount of $13 million.

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

The Company presents both basic and diluted earnings per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted EPS is calculated by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during the reporting period that are calculated using the treasury stock method for stock-based awards. The treasury stock method assumes that the Company uses the proceeds from the exercise of awards to repurchase common stock at the average market price during the period. The assumed proceeds under the treasury stock method include the purchase price that the grantee will pay in the future and compensation cost for future service that the Company has not yet recognized. For the three and six months ended both June 30, 2018 and June 30, 2017, there were no outstanding stock options excluded from the diluted EPS calculation because they were anti-dilutive.

The following table reconciles the numerators and denominators used to calculate basic EPS and diluted EPS (in millions, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net income	$174	$95	$325	$178

Weighted average shares of common stock outstanding	134	151	137	154
Dilutive effect of stock-based awards	1	1	—	1

Diluted weighted average shares of common stock outstanding	135	152	137	155

Basic earnings per share attributable to common stockholders	$1.30	$0.63	$2.37	$1.16

Diluted earnings per share attributable to common stockholders	$1.29	$0.63	$2.37	$1.15

NOTE Q.	COMMON STOCK

The Company’s current stock repurchase program was announced on November 14, 2016 when the Board of Directors authorized the Company to repurchase up to $1,000 million of its common stock on the open market or through privately negotiated transactions through December 31, 2019. On November 8, 2017, the Board of Directors authorized the Company to repurchase an additional $500 million of its common stock, bringing the total amount authorized under the current stock repurchase program to $1,500 million through December 31, 2019. The timing and amount of stock purchases are subject to market conditions and corporate needs. This stock repurchase program may be extended, modified, suspended or discontinued at any time at the Company’s discretion. During the three and six months ended June 30, 2018, the Company repurchased $244 million and $370 million, respectively, of its common stock under the repurchase program, leaving $184 million of authorized repurchases remaining under the current stock repurchase program as of June 30, 2018.

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

NOTE S.	SUBSEQUENT EVENTS

On July 30, 2018, the Company announced that its Board of Directors had approved a new authorization under the Company’s current stock repurchase program for the repurchase of up to an additional $500 million of the Company’s outstanding common stock and had removed the termination date of the program. The new authorization brings the total amount authorized under the program to $2,000 million.

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

Overview

Allison Transmission Holdings, Inc. and its subsidiaries (“Allison”, “our” or “we”) design and manufacture commercial and defense fully automatic transmissions. The business was founded in 1915 and has been headquartered in Indianapolis, Indiana since inception. Allison was an operating unit of General Motors Corporation from 1929 until 2007, when Allison once again became a stand-alone company. In March 2012, Allison began trading on the New York Stock Exchange under the symbol, “ALSN”.

We have approximately 2,700 employees and 13 different transmission product lines. Although approximately 79% of revenues were generated in North America in 2017, we have a global presence by serving customers in Europe, Asia, South America and Africa. We serve customers through a network of approximately 1,400 independent distributor and dealer locations worldwide.

Recent Developments

On July 30, 2018, we announced that our Board of Directors had approved a new authorization under our current stock repurchase program for the repurchase of up to an additional $500 million of our common stock and had removed the termination date of the program. The new authorization brings the total amount authorized under the program to $2,000 million.

Trends Impacting Our Business

Our net sales are driven by commercial vehicle production, which tends to be highly correlated to macroeconomic conditions. In 2018, we expect increased demand for global on-highway products and global off-highway products and price increases on certain products.

Second Quarter Net Sales by End Market (in millions)

End Market	Q2 2018 Net Sales	Q2 2017 Net Sales	% Variance
North America On-Highway*	$343	$314	9%
North America Off-Highway	31	5	520%
Defense	43	30	43%
Outside North America On-Highway	101	85	19%
Outside North America Off-Highway	24	10	140%
Service Parts, Support Equipment and Other	169	136	24%

Total Net Sales	$711	$580	23%

*	North America On-Highway end market net sales are inclusive of net sales for North America Electric Hybrid-Propulsion Systems for Transit Bus

North America On-Highway end market net sales were up 9% for the second quarter 2018 compared to the second quarter 2017, principally driven by higher demand for Rugged Duty Series models.

North America Off-Highway end market net sales were up $26 million for the second quarter 2018 compared to the second quarter 2017, principally driven by higher demand from hydraulic fracturing applications.

Defense end market net sales were up $13 million for the second quarter 2018 compared to the second quarter 2017, principally driven by higher Tracked and Wheeled demand.

Outside North America On-Highway end market net sales were up 19% for the second quarter 2018 compared to the second quarter 2017, principally driven by higher demand in Asia and Europe.

Outside North America Off-Highway end market net sales were up $14 million for the second quarter 2018 compared to the second quarter 2017, principally driven by improved demand in the energy, mining and construction sectors.

Service Parts, Support Equipment and Other end market net sales were up 24% for the second quarter 2018 compared to the second quarter 2017, principally driven by higher demand for global service parts and support equipment.

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

Cost of sales

Our primary components of cost of sales are purchased parts, the overhead expense related to our manufacturing operations and direct labor associated with the manufacture and assembly of transmissions and parts. For the six months ended June 30, 2018, direct material costs were approximately 71%, overhead costs were approximately 22%, and direct labor costs were approximately 7% of total cost of sales. We are subject to changes in our cost of sales caused by movements in underlying commodity prices. We seek to hedge against this risk by using long-term supply agreements (“LTSAs”), as appropriate. See Part I, Item 3 “Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk” included below.

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

Non-GAAP Financial Measures

We use Adjusted Earnings before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) and Adjusted EBITDA as a percent of net sales to measure our operating profitability. We believe that Adjusted EBITDA and Adjusted EBITDA as a percent of net sales provide management, investors and creditors with useful measures of the operational results of our business and increase the period-to-period comparability of our operating profitability and comparability with other companies. Adjusted EBITDA as a percent of net sales is also used in the calculation of management’s incentive compensation program. The most directly comparable U.S. generally accepted accounting principles (“GAAP”) measure to Adjusted EBITDA and Adjusted EBITDA as a percent of net sales is Net income and Net income as a percent of net sales, respectively. Adjusted EBITDA is calculated as the earnings before interest expense, income tax expense, amortization of intangible assets, depreciation of property, plant and equipment and other adjustments as defined by Allison Transmission, Inc.’s (“ATI”), our wholly-owned subsidiary, Term B-3 Loan due 2022 (“Term B-3 Loan”, and together with the revolving portion of ATI’s senior secured credit facility (“Revolving Credit Facility”), defined as the “Senior Secured Credit Facility”). Adjusted EBITDA as a percent of net sales is calculated as Adjusted EBITDA divided by net sales.

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

The following is a reconciliation of Net income and Net income as a percent of net sales to Adjusted EBITDA and Adjusted EBITDA as a percent of net sales and a reconciliation of Net cash provided by operating activities to Adjusted free cash flow:

	Three months ended June 30,		Six months ended June 30,
(unaudited, dollars in millions)	2018	2017	2018	2017
Net income (GAAP)	$174	$95	$325	$178
plus:
Income tax expense	48	51	88	95
Interest expense, net	30	27	60	52
Amortization of intangible assets	22	23	44	45
Depreciation of property, plant and equipment	19	20	39	39
UAW Local 933 retirement incentive (a)	—	—	7	—
Stock-based compensation expense (b)	3	4	6	6
Unrealized loss (gain) on foreign exchange (c)	1	1	3	(1)
Technology-related investment expense (d)	—	3	—	3
Unrealized loss on commodity hedge contracts (e)	—	1	—	—

Adjusted EBITDA (Non-GAAP)	$297	$225	$572	$417

Net sales (GAAP)	$711	$580	$1,374	$1,079
Net income as a percent of net sales (GAAP)	24.5%	16.4%	23.7%	16.5%
Adjusted EBITDA as a percent of net sales (Non-GAAP)	41.8%	38.8%	41.6%	38.6%

Net cash provided by operating activities (GAAP)	$213	$166	$366	$277
Deductions to reconcile to Adjusted free cash flow:
Additions of long-lived assets	(19)	(12)	(29)	(20)

Adjusted free cash flow (Non-GAAP)	$194	$154	$337	$257

(a)	Represents a charge (recorded in Cost of sales) related to a retirement incentive program for certain employees represented by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) pursuant to the UAW Local 933 collective bargaining agreement effective through November 2023.
(b)	Represents stock-based compensation expense (recorded in Cost of sales, Selling, general and administrative, and Engineering – research and development).
(c)	Represents losses (gains) (recorded in Other income (expense), net) on intercompany financing transactions related to investments in plant assets for our India facility.

(d)	Represents a charge (recorded in Other income (expense), net) for investments in co-development agreements to expand our position in transmission technologies.
(e)	Represents unrealized losses (recorded in Other income (expense), net) on the mark-to-market of our commodity hedge contracts.

Results of Operations

Comparison of three months ended June 30, 2018 and 2017

The following table sets forth certain financial information for the three months ended June 30, 2018 and 2017. The following table and discussion should be read in conjunction with the information contained in our condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Three months ended June 30,
(unaudited, dollars in millions)	2018	% of net sales	2017	% of net sales
Net sales	$711	100%	$580	100%
Cost of sales	337	47	290	50

Gross profit	374	53	290	50
Operating expenses:
Selling, general and administrative	93	13	88	15
Engineering — research and development	33	5	25	4

Total operating expenses	126	18	113	19

Operating income	248	35	177	31
Interest expense, net	(30)	(4)	(27)	(5)
Other income (expense), net	4	1	(4)	(1)

Income before income taxes	222	32	146	25
Income tax expense	(48)	(7)	(51)	(9)

Net income	$174	25%	$95	16%

Net sales

Net sales for the quarter ended June 30, 2018 were $711 million compared to $580 million for the quarter ended June 30, 2017, an increase of 23%. The increase was principally driven by a $33 million, or 24%, increase in net sales in the Service Parts, Support Equipment and Other end market principally driven by higher demand for global service parts and support equipment, a $29 million, or 9%, increase in net sales in the North America On-Highway end market principally driven by higher demand for Rugged Duty Series models, a $26 million increase in net sales in the North America Off-Highway end market principally driven by higher demand from hydraulic fracturing applications, a $16 million, or 19%, increase in net sales in the Outside North America On-Highway end market principally driven by higher demand in Asia and Europe, a $14 million increase in net sales in the Outside North America Off-Highway end market principally driven by higher demand in the energy, mining and construction sectors and a $13 million, or 43%, increase in net sales in the Defense end market principally driven by higher Tracked and Wheeled demand.

Cost of sales

Cost of sales for the quarter ended June 30, 2018 was $337 million compared to $290 million for the quarter ended June 30, 2017, an increase of 16%. The increase was principally driven by increased direct material costs and manufacturing expenses commensurate with increased net sales and unfavorable material costs.

Gross profit

Gross profit for the quarter ended June 30, 2018 was $374 million compared to $290 million for the quarter ended June 30, 2017, an increase of 29%. The increase was principally driven by $85 million related to increased net sales and $5 million of price increases on certain products, partially offset by $4 million of higher manufacturing expenses commensurate with increased net sales, and $3 million of unfavorable material costs. Gross profit as a percent of net sales for the three months ended June 30, 2018 increased 260 basis points compared to the same period in 2017 principally driven by increased net sales and price increases on certain products, partially offset by unfavorable material costs.

Selling, general and administrative

Selling, general and administrative expenses for the quarter ended June 30, 2018 were $93 million compared to $88 million for the quarter ended June 30, 2017, an increase of 6%. The increase was principally driven by $8 million of higher product warranty expense commensurate with increased net sales, partially offset by lower incentive compensation expense.

Engineering — research and development

Engineering expenses for the quarter ended June 30, 2018 were $33 million compared to $25 million for the quarter ended June 30, 2017, an increase of 32%. The increase was principally driven by increased product initiatives spending.

Interest expense, net

Interest expense, net for the quarter ended June 30, 2018 was $30 million compared to $27 million for the quarter ended June 30, 2017, an increase of 11%. The increase was principally driven by $5 million of interest expense for ATI’s 4.75% Senior Notes due October 2027 (“4.75% Senior Notes”) issued in September 2017, partially offset by $2 million of 2017 interest expense that did not recur in 2018 for our interest rate derivatives that were terminated in December 2017.

Other income (expense), net

Other income (expense), net for the quarter ended June 30, 2018 was $4 million compared to ($4) million for the quarter ended June 30, 2017. The change was principally driven by $4 million of net periodic benefit credits related to post-retirement benefit plan amendments, $3 million of 2017 technology-related investment expense for investments in co-development agreements to expand our position in transmission technologies that did not recur in 2018 and $1 million of lower losses on foreign exchange on intercompany financing.

Income tax expense

Income tax expense for the three months ended June 30, 2018 was $48 million, resulting in an effective tax rate of 22%, compared to $51 million of income tax expense and an effective tax rate of 35% for the three months ended June 30, 2017. The decrease in the effective tax rate was principally driven by the U.S. Tax Cuts and Jobs Act enacted into law in December 2017.

Comparison of six months ended June 30, 2018 and 2017

The following table sets forth certain financial information for the six months ended June 30, 2018 and 2017. The following table and discussion should be read in conjunction with the information contained in our condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Six months ended June 30,
(unaudited, dollars in millions)	2018	% of net sales	2017	% of net sales
Net sales	$1,374	100%	$1,079	100%
Cost of sales	658	48	538	50

Gross profit	716	52	541	50
Operating expenses:
Selling, general and administrative	185	14	167	16
Engineering — research and development	61	4	48	4

Total operating expenses	246	18	215	20

Operating income	470	34	326	30
Interest expense, net	(60)	(4)	(52)	(5)
Other income (expense), net	3	—	(1)	—

Income before income taxes	413	30	273	25
Income tax expense	(88)	(6)	(95)	(9)

Net income	$325	24%	$178	16%

Net sales

Net sales for the six months ended June 30, 2018 were $1,374 million compared to $1,079 million for the six months ended June 30, 2017, an increase of 27%. The increase was principally driven by a $93 million, or 16%, increase in net sales in the North America On-Highway end market principally driven by higher demand for Rugged Duty Series models, a $66 million, or 26%, increase in net sales in the Service Parts, Support Equipment and Other end market principally driven by higher demand for global service parts and support equipment, a $58 million increase in net sales in the North America Off-Highway end market principally driven by higher demand from hydraulic fracturing applications, a $35 million, or 22%, increase in net sales in the Outside North America On-Highway end market principally driven by higher demand in Europe and Asia, a $23 million, or 40%, increase in net sales in the Defense end market principally driven by Tracked and Wheeled demand, and a $20 million increase in net sales in the Outside North America Off-Highway end market principally driven by higher demand in the energy, mining and construction sectors.

Cost of sales

Cost of sales for the six months ended June 30, 2018 was $658 million compared to $538 million for the six months ended June 30, 2017, an increase of 22%. The increase was principally driven by increased direct material and manufacturing expenses commensurate with increased net sales, expenses of $7 million related to a retirement incentive program for certain UAW Local 933 employees and unfavorable material costs.

Gross profit

Gross profit for the six months ended June 30, 2018 was $716 million compared to $541 million for the six months ended June 30, 2017, an increase of 32%. The increase was principally driven by $188 million related to increased net sales and $11 million of price increases on certain products, partially offset by $12 million of higher manufacturing expenses commensurate with increased net sales, expenses of $7 million due to a retirement incentive program for certain UAW Local 933 employees, and $6 million of unfavorable material costs. Gross profit as a percent of net sales for the six months ended June 30, 2018 increased 200 basis points compared to the same period in 2017 principally driven by increased net sales and price increases on certain products, partially offset by expenses for the retirement incentive program and unfavorable material costs.

Selling, general and administrative

Selling, general and administrative expenses for the six months ended June 30, 2018 were $185 million compared to $167 million for the six months ended June 30, 2017, an increase of 11%. The increase was principally driven by $13 million of higher product warranty expense commensurate with increased net sales, $8 million of unfavorable product warranty adjustments and $2 million of favorable 2017 product warranty adjustments that did not recur in 2018, partially offset by $4 million of lower incentive compensation expense and decreased commercial activities spending.

Engineering — research and development

Engineering expenses for the six months ended June 30, 2018 were $61 million compared to $48 million for the six months ended June 30, 2017, an increase of 27%. The increase was principally driven by increased product initiatives spending.

Interest expense, net

Interest expense, net for the six months ended June 30, 2018 was $60 million compared to $52 million for the six months ended June 30, 2017, an increase of 15%. The increase was principally driven by $10 million of interest expense for ATI’s 4.75% Senior Notes issued in September 2017, partially offset by $2 million of 2017 interest expense that did not recur in 2018 for our interest rate derivatives that were terminated in December 2017.

Other income (expense), net

Other income (expense), net for the six months ended June 30, 2018 was $3 million compared to ($1) for the six months ended June 30, 2017. The change in Other income (expense), net was principally driven by $6 million of net periodic benefit credits related to post-retirement benefit plan amendments and $3 million of 2017 technology-related investment expense for investments in co-development agreements to expand our position in transmission technologies that did not recur in 2018, partially offset by $3 million of unfavorable foreign exchange on intercompany financing and $1 million of lower gains on commodity hedging.

Income tax expense

Income tax expense for the six months ended June 30, 2018 was $88 million resulting in an effective tax rate of 21%, compared to $95 million of income tax expense and an effective tax rate of 35% for the six months ended June 30, 2017. The decrease in the effective tax rate was principally driven by the U.S. Tax Cuts and Jobs Act enacted into law in December 2017.

Liquidity and Capital Resources

We generate cash primarily from our operating activities to fund our operating, investing and financing activities. Our principal uses of cash are operating expenses, capital expenditures, debt service, stock repurchases, dividends on common stock and working capital needs. We had total available cash and cash equivalents of $96 million and $199 million as of June 30, 2018 and December 31, 2017, respectively. Of the available cash and cash equivalents, $94 million and $149 million were deposited in operating accounts while $2 million and $50 million were invested in U.S. government backed securities as of June 30, 2018 and December 31, 2017, respectively.

As of June 30, 2018, the total of cash and cash equivalents held by foreign subsidiaries was $55 million, the majority of which was located in Europe and China. We manage our worldwide cash requirements considering available funds among the subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. As a result, we do not currently anticipate any local liquidity restrictions will preclude us from funding our targeted expectations or operating needs with local resources.

If we distribute our foreign cash balances to the U.S. or to other foreign subsidiaries, we could be required to accrue and pay taxes. As a result of the U.S. Tax Cuts and Jobs Act, we recorded a charge of $5 million in 2017 for the one-time repatriation tax to be paid to the U.S. Government. We also recorded a deferred tax liability of $2 million in 2017 for the tax liability associated with the remittance of previously taxed income and unremitted earnings for our subsidiaries located in China. The deferred tax liabilities related to unremitted earnings that are indefinitely reinvested are not material.

Our liquidity requirements are significant, primarily due to our debt service requirements. As of June 30, 2018, we had $1,148 million of indebtedness associated with ATI’s Term B-3 Loan, $1,000 million of indebtedness associated with ATI’s 5.0% Senior Notes due 2024 (“5.0% Senior Notes”) and $400 million of indebtedness associated with ATI’s 4.75% Senior Notes. The minimum required quarterly principal payment on ATI’s Term B-3 Loan through its maturity date of September 2022 is $3 million; however, we made voluntary prepayments of the required quarterly principal payments of $25 million during the quarter ended June 30, 2018. There are no required quarterly principal payments on ATI’s 5.0% Senior Notes and 4.75% Senior Notes.

Our ability to make payments on and to refinance our indebtedness, and to fund planned capital expenditures and growth initiatives will depend on our ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control. We made principal payments of $25 million and $28 million on the Senior Secured Credit Facility during the three and six months ended June 30, 2018, respectively. We made principal payments of $73 million and $131 million on the Senior Secured Credit Facility during the three and six months ended June 30, 2017, respectively.

The Senior Secured Credit Facility provides for a $550 million Revolving Credit Facility, net of an allowance for up to $75 million in outstanding letters of credit commitments. As of June 30, 2018, we had $533 million available under the Revolving Credit Facility, net of $17 million in letters of credit. As of June 30, 2018, we had no amounts outstanding under the Revolving Credit Facility. If we have commitments outstanding on the Revolving Credit Facility at the end of a fiscal quarter, the Senior Secured Credit Facility requires us to maintain a specified maximum total senior secured leverage ratio of 5.50x. Additionally, within the terms of the Senior Secured Credit Facility, a senior secured leverage ratio at or below 4.00x results in the elimination of excess cash flow payments on the Senior Secured Credit Facility for the applicable year. As of June 30, 2018, our senior secured leverage ratio was 1.03x. The Senior Secured Credit Facility also provides certain financial incentives based on our total leverage ratio. A total leverage ratio at or below 4.00x results in a 25 basis point reduction to the applicable margin on our Revolving Credit Facility, and a total leverage ratio at or below 3.50x results in a 12.5 basis point reduction to the Revolving Credit Facility commitment fee and an additional 25 basis point reduction to the applicable margin on our Revolving Credit Facility. These reductions remain in effect as long as we achieve a total leverage ratio at or below the related threshold. As of June 30, 2018, our total leverage ratio was 2.40x.

In addition, the Senior Secured Credit Facility includes, among other things, customary restrictions (subject to certain exceptions) on our ability to incur certain indebtedness, grant certain liens, make certain investments, declare or pay certain dividends, and repurchase shares of our common stock. The indentures governing the 5.0% Senior Notes and 4.75% Senior Notes contain negative covenants restricting or limiting our ability to, among other things, incur or guarantee additional indebtedness, incur liens, pay dividends on, redeem or repurchase our capital stock, make certain investments, permit payment or dividend restrictions on certain of our subsidiaries, sell assets, engage in certain transactions with affiliates, and consolidate or merge or sell all or substantially all of our assets. As of June 30, 2018, we are in compliance with all covenants under the Senior Secured Credit Facility and indentures governing the 5.0% Senior Notes and 4.75% Senior Notes.

Our credit ratings are reviewed by Moody’s Investors Service (“Moody’s”) and Fitch Ratings (“Fitch”). In September 2017, Moody’s held our corporate rating at ‘Ba2’ and our 5.0% Senior Notes rating at ‘Ba3’, upgraded our Term B-3 Loan rating to ‘Baa3’, and assigned ‘Ba3’ to the 4.75% Senior Notes. Fitch held our corporate rating at ‘BB’, our Term B-3 Loan rating at ‘BB+’, and our 5.0% Senior Notes rating at ‘BB’ and assigned ‘BB’ to the 4.75% Senior Notes.

On November 14, 2016, our Board of Directors authorized us to purchase up to $1,000 million of our common stock under a stock repurchase program. On November 8, 2017 our Board of Directors increased the authorization by $500 million, bringing the total amount authorized to $1,500 million. For the three and six months ended June 30, 2018, we repurchased $244 million and $370 million, respectively, of our common stock under the repurchase program. As of June 30, 2018 we had $184 million available under the repurchase program.

The following table shows our sources and uses of funds for the six months ended June 30, 2018 and 2017 (in millions):

	Six months ended June 30,
Statements of Cash Flows Data	2018	2017
Cash flows provided by operating activities	$366	$277
Cash flows used for investing activities	(29)	$(23)
Cash flows used for financing activities	(439)	$(376)

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

Cash provided by operating activities

Operating activities for the six months ended June 30, 2018 generated $366 million of cash compared to $277 million for the six months ended June 30, 2017. The increase was principally driven by increased gross profit and higher accounts payable, partially offset by increased defined benefit pension plans funding payments, increased product initiatives spending, higher accounts receivable, increased cash income taxes, increased cash interest expense and increased incentive compensation payments.

Cash used for investing activities

Investing activities for the six months ended June 30, 2018 used $29 million of cash compared to $23 million for the six months ended June 30, 2017. The increase was principally driven by an increase of $9 million in capital expenditures, partially offset by $3 million of decreased spending on technology related investments. The increase in capital expenditures was principally driven by intra-year movement in the timing of spending related to investments in productivity and replacement programs.

Cash used for financing activities

Financing activities for the six months ended June 30, 2018 used $439 million of cash compared to $376 million for the six months ended June 30, 2017. The increase was principally driven by $205 million of decreased net borrowings under our revolving credit facility, $22 million of increased payments on long-term debt and $6 million of decreased proceeds from stock issued upon the exercise of stock options, partially offset by $169 million of decreased stock repurchases and $5 million of decreased dividend payments.

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

Critical Accounting Policies and Significant Accounting Estimates

A discussion of our critical accounting policies and significant accounting estimates is included in Part II, Item 7 “Management’s Discussion and Analysis” in our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission on February 15, 2018. The preparation of the condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the applicable reporting period. Actual results could differ materially from these estimates. Changes in estimates are recorded in results of operations in the period that the events or circumstances giving rise to such changes occur. Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported for the six months ended June 30, 2018.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See NOTE B, “Summary of Significant Accounting Policies” in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. The words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Although forward-looking statements reflect management’s good faith beliefs, reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements speak only as of the date the statements are made. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to: risks related to our substantial indebtedness; our participation in markets that are competitive; the highly cyclical industries in which certain of our end users operate; uncertainty in the global regulatory and business environments in which we operate; the failure of markets outside North America to increase adoption of fully-automatic transmissions; the concentration of our net sales in our top five customers and the loss of any one of these; our ability to prepare for, respond to and successfully achieve our objectives relating to technological and market developments, competitive threats and changing customer needs; U.S. and foreign defense spending; general economic and industry conditions; increases in cost, disruption of supply or shortage of raw materials or components used in our products; the discovery of defects in our products, resulting in delays in new model launches, recall campaigns and/or increased warranty costs and reduction in future sales or damage to our brand and reputation; risks associated with our international operations, including increased trade protectionism; future reductions or changes in government subsidies for hybrid vehicles and other external factors impacting demand; labor strikes, work stoppages or similar labor disputes, which could significantly disrupt our operations or those of our principal customers; and our intention to pay dividends and repurchase shares of our common stock.

Important factors that could cause actual results to differ materially from our expectations are disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission on February 15, 2018. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our public communications. You should evaluate all forward-looking statements made in this Quarterly Report on Form 10-Q in the context of these risks and uncertainties.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk consists of changes in interest rates, foreign currency rate fluctuations and movements in commodity prices.

Interest Rate Risk

We are subject to interest rate market risk in connection with a portion of our long-term debt. Our principal interest rate exposure relates to outstanding amounts under our Senior Secured Credit Facility. Our Senior Secured Credit Facility provides for variable rate borrowings of up to $1,681 million including $533 million under our Revolving Credit Facility, net of $17 million of letters of credit. A one-eighth percent increase or decrease in assumed interest rates for the Senior Secured Credit Facility, if fully drawn, as of June 30, 2018 would have an impact of approximately $2 million on interest expense. As of June 30, 2018, we had no outstanding borrowings under our Revolving Credit Facility.

From time to time, we enter into interest rate swap agreements to hedge our variable interest rate debt. As of June 30, 2018, we held interest rate swaps effective from September 2019 to September 2022 with notional values totaling $250 million and a weighted average LIBOR fixed rate of 3.01% and interest rate swaps effective from September 2019 to September 2025 with notional values totaling $250 million and a weighted average LIBOR fixed rate of 3.04%.

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

Commodity Price Risk

We are subject to changes in our cost of sales caused by movements in underlying commodity prices. Approximately 70% of our cost of sales consists of purchased components with significant raw material content. A substantial portion of the purchased parts are made of aluminum and steel. The cost of aluminum parts includes an adjustment factor on future purchases for fluctuations in aluminum prices based on accepted industry indices. In addition, a substantial amount of steel-based contracts also include an index-based component. As our costs change, we are able to pass through a portion of the changes in commodity prices to certain of our customers according to our LTSAs. We historically have not entered into long-term purchase contracts related to the purchase of aluminum and steel.

Assuming current levels of commodity purchases, a 10% variation in the price of aluminum and steel would correspondingly change our earnings by approximately $4 million and $7 million per year, respectively.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information related to our repurchases of our common stock on a monthly basis in the three months ended June 30, 2018:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans(1)
April 1– April 30, 2018	1,834,031	$39.69	1,834,031	$355,703,596
May 1 – May 31, 2018	2,045,794	$41.91	2,045,794	$269,959,884
June 1 – June 30, 2018	2,074,917	$41.33	2,074,917	$184,196,011

Total	5,954,742	$41.03	5,954,742

(1)	These values reflect repurchases made under the stock repurchase program approved by the Board of Directors on November 14, 2016 and the update approved by the Board of Directors on November 8, 2017 authorizing total repurchases of $1,500 million through December 31, 2019.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLISON TRANSMISSION HOLDINGS, INC.

Date: July 31, 2018	By:	/s/ David S. Graziosi
		Name:	David S. Graziosi
		Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: July 31, 2018	By:	/s/ G. Frederick Bohley
		Name:	G. Frederick Bohley
		Title:	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)