Form 10-Q
period 2019-03-31
Allison Transmission Holdings Inc
filed 2019-04-23
CIK 1411207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☒
As of April 15, 2019, there were 125,280,595 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Allison Transmission Holdings, Inc.
Condensed Consolidated Balance Sheets
(unaudited, dollars in millions, except share and per share data)

	March 31, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$324	$231
Accounts receivable – net of allowance for doubtful accounts of $1	332	279
Inventories	189	170
Other current assets	36	45
Total Current Assets	881	725
Property, plant and equipment, net	473	466
Intangible assets, net	1,044	1,066
Goodwill	1,941	1,941
Other non-current assets	53	39
TOTAL ASSETS	$4,392	$4,237
LIABILITIES
Current Liabilities
Accounts payable	$209	$169
Product warranty liability	27	26
Current portion of long-term debt	5	—
Deferred revenue	34	34
Other current liabilities	190	197
Total Current Liabilities	465	426
Product warranty liability	37	40
Deferred revenue	97	88
Long-term debt	2,514	2,523
Deferred income taxes	339	329
Other non-current liabilities	194	172
TOTAL LIABILITIES	3,646	3,578
Commitments and contingencies (see NOTE P)
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 1,880,000,000 shares authorized, 125,255,892 shares issued and outstanding and 126,251,266 shares issued and outstanding, respectively	1	1
Non-voting common stock, $0.01 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Paid in capital	1,788	1,788
Accumulated deficit	(1,010)	(1,100)
Accumulated other comprehensive loss, net of tax	(33)	(30)
TOTAL STOCKHOLDERS’ EQUITY	746	659
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$4,392	$4,237

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited, dollars in millions, except per share data)

	Three months ended March 31,
	2019	2018
Net sales	$675	$663
Cost of sales	316	321
Gross profit	359	342
Selling, general and administrative	84	92
Engineering — research and development	31	28
Operating income	244	222
Interest expense, net	(36)	(30)
Other income (expense), net	3	(1)
Income before income taxes	211	191
Income tax expense	(44)	(40)
Net income	$167	$151
Basic earnings per share attributable to common stockholders	$1.33	$1.09
Diluted earnings per share attributable to common stockholders	$1.32	$1.08
Dividends declared per common share	$0.15	$0.15
Comprehensive income, net of tax	$164	$155

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, dollars in millions)

	Three months ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$167	$151
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	22	22
Depreciation of property, plant and equipment	18	20
Deferred income taxes	13	12
Expenses related to long-term debt refinancing	5	—
Stock-based compensation	3	3
Amortization of deferred financing costs	1	2
Other	(1)	2
Changes in assets and liabilities:
Accounts receivable	(54)	(90)
Inventories	(18)	(16)
Accounts payable	34	44
Other assets and liabilities	4	3
Net cash provided by operating activities	194	153
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of long-lived assets	(19)	(10)
Net cash used for investing activities	(19)	(10)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(1,148)	(3)
Issuance of long-term debt	1,148	—
Repurchases of common stock	(50)	(125)
Dividend payments	(19)	(21)
Debt financing fees	(10)	(1)
Taxes paid related to net share settlement of equity awards	(4)	(2)
Proceeds from exercise of stock options	—	3
Net cash used for financing activities	(83)	(149)
Effect of exchange rate changes on cash	1	2
Net increase (decrease) in cash and cash equivalents	93	(4)
Cash and cash equivalents at beginning of period	231	199
Cash and cash equivalents at end of period	$324	$195
Supplemental disclosures:
Interest paid	$14	$10
Income taxes paid	$6	$1

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
These condensed consolidated financial statements present the financial position, results of comprehensive income and cash flows of the Company. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission (“SEC”) on February 26, 2019. Certain immaterial reclassifications have been made in the condensed consolidated financial statements of prior periods to conform to the current period presentation. The interim period financial results for the three month periods presented are not necessarily indicative of results to be expected for any other interim period or for the entire year.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Estimates include, but are not limited to, sales allowances, government price adjustments, fair market values and future cash flows associated with goodwill, indefinite life intangibles, long-lived asset impairment tests, useful lives for depreciation and amortization, warranty liabilities, environmental liabilities, determination of discount and other assumptions for pension and other postretirement benefit expense, determination of discount and period for leases, income taxes and deferred tax valuation allowances, derivative valuation and contingencies. The Company’s accounting policies involve the application of judgments and assumptions made by management that include inherent risks and uncertainties. Actual results could differ materially from these estimates. Changes in estimates are recorded in results of operations in the period that the events or circumstances giving rise to such changes occur.
Recently Adopted Accounting Pronouncements
In June 2018, the Financial Accounting Standards Board ("FASB") issued authoritative accounting guidance on accounting for nonemployee awards for goods or services received by a company. The Company adopted this guidance effective January 1, 2019. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

In February 2018, the FASB issued authoritative accounting guidance on transfers of stranded balances in accumulated other comprehensive loss ("AOCL") to retained earnings. The passage of the U.S. Tax Cuts and Jobs Act by the U.S. federal government in December 2017 and existing GAAP requirements to adjust deferred tax assets and liabilities for changes in tax laws or rates created stranded balances in AOCL on deferred tax assets and liabilities previously recorded as a component to AOCL. The guidance applies to companies affected by these stranded balances and allows a reclassification of these balances to retained earnings. The Company adopted this guidance effective January 1, 2019. As a result of the adoption of this guidance, the Company recorded an adjustment that reclassified $7 million of AOCL to retained earnings as of January 1, 2019.
In February 2016, the FASB issued authoritative accounting guidance on lease accounting, which guidance was subsequently amended. The guidance requires lessees to present right-of-use assets and lease liabilities on the balance sheet for all leases not considered short-term leases. Short-term leases are leases with a lease term of 12 months or less as long as the leases do not include options to purchase the underlying assets that the lessee is reasonably certain to exercise. The guidance also introduces new disclosure requirements for leasing arrangements. In July 2018, the FASB issued additional authoritative guidance on this topic giving lessees an optional adoption approach under which the impact of the adoption of the guidance would be shown as of the date of adoption. Management elected to adopt the guidance using this optional alternative method. The Company adopted this guidance effective January 1, 2019. The Company recorded non-financial right-of-use ("ROU") assets of $14 million, including $1 million of assets transferred from the balance recorded as prepaid lease expense under the prior guidance, and current and non-current lease liabilities of $4 million and $9 million, respectively. The adoption of this guidance did not have a material impact on the Company's opening retained earnings. See Note K, "Leases" for further details.
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
In June 2016, the FASB issued authoritative accounting guidance on the presentation of financial assets at the net amount expected to be collected. The guidance also requires the disclosure of financing receivables disaggregated by the year of origination. The guidance will be effective for the Company in fiscal year 2020. Management is currently evaluating the impact of this guidance on the Company's consolidated financial statements.

NOTE C. REVENUE
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
Some of the Company's contracts include multiple performance obligations, most commonly the sale of both a transmission and Extended Transmission Coverage ("ETC"). The Company allocates the contract’s transaction price to each performance obligation based on the standalone selling price of each distinct good or service in the contract.
The Company may also use volume based discounts and rebates as marketing incentives in the sales of both transmissions and service parts, which are accounted for as variable consideration. The Company records the impact of the incentives as a reduction to revenue when it is determined that the adjustment is not likely to reverse, historically on a quarterly basis. The Company estimates the impact of all other incentives based on the related sales and market conditions in the end market vocation. The Company recorded no adjustments based on variable consideration during the three months ended March 31, 2019 and 2018.
Net sales are made on credit terms, generally 30 days, based on an assessment of the customer’s creditworthiness. For certain goods or services, the Company receives consideration prior to satisfying the related performance obligation. Such consideration is recorded as a contract liability in current and non-current Deferred Revenue as of March 31, 2019 and December 31, 2018. See Note J, “Deferred Revenue” for more information including the amount of revenue earned during the three months ended March 31, 2019 that had been previously deferred. The Company had no contract assets as of March 31, 2019 and December 31, 2018.
The following presents disaggregated revenue by categories that best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors (dollars in millions):

	Three months ended March 31,
	2019	2018
North America On-Highway*	$377	$339
North America Off-Highway	14	33
Defense	32	37
Outside North America On-Highway	94	91
Outside North America Off-Highway	27	12
Service Parts, Support Equipment and Other	131	151
Total Net Sales	$675	$663
* North America On-Highway end market net sales are inclusive of net sales for North America Electric Hybrid- Propulsion Systems for Transit Bus

NOTE D. INVENTORIES
Inventories consisted of the following components (dollars in millions):

	March 31, 2019	December 31, 2018
Purchased parts and raw materials	$100	$82
Work in progress	9	8
Service parts	50	48
Finished goods	30	32
Total inventories	$189	$170
Inventory components shipped to third parties, primarily cores, parts to re-manufacturers, and parts to contract manufacturers, which the Company has an obligation to buy back, are included in purchased parts and raw materials, with an offsetting liability in Other Current Liabilities. See NOTE L, “Other Current Liabilities” for more information.

NOTE E. GOODWILL AND OTHER INTANGIBLE ASSETS
As of both March 31, 2019 and December 31, 2018, the carrying amount of the Company’s Goodwill was $1,941 million.
The following presents a summary of other intangible assets (dollars in millions):

	March 31, 2019			December 31, 2018
	Intangible assets, gross	Accumulated amortization	Intangible assets, net	Intangible assets, gross	Accumulated amortization	Intangible assets, net
Other intangible assets:
Trade name	$790	$—	$790	$790	$—	$790
Customer relationships — commercial	832	(630)	202	832	(619)	213
Proprietary technology	476	(444)	32	476	(434)	42
Customer relationships — defense	62	(42)	20	62	(41)	21
Total	$2,160	$(1,116)	$1,044	$2,160	$(1,094)	$1,066
As of March 31, 2019 and December 31, 2018, the net carrying value of the Company’s Goodwill and Other intangible assets, net was $2,985 million and $3,007 million, respectively.
Amortization expense related to other intangible assets for the next five fiscal years is expected to be (dollars in millions):

	2020	2021	2022	2023	2024
Amortization expense	$50	$45	$43	$42	$7

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
Level 3 — Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At each balance sheet date, the Company performs an analysis of all instruments subject to authoritative accounting guidance and includes, in Level 3, all of those whose fair value is based on significant unobservable inputs. As of March 31, 2019 and December 31, 2018, the Company did not have any Level 3 financial assets or liabilities.
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

The following table summarizes the fair value of the Company’s financial assets and (liabilities) as of March 31, 2019 and December 31, 2018 (dollars in millions):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		TOTAL
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Cash equivalents	$157	$111	$—	$—	$157	$111
Rabbi trust assets	11	9	—	—	11	9
Deferred compensation obligation	(11)	(9)	—	—	(11)	(9)
Derivative liabilities	—	—	(19)	(9)	(19)	(9)
Total	$157	$111	$(19)	$(9)	$138	$102

NOTE G. DEBT
Long-term debt and maturities are as follows (dollars in millions):

	March 31, 2019	December 31, 2018
Long-term debt:
Senior Secured Credit Facility Term Loan, variable, due 2026	$648	$—
Senior Secured Credit Facility Term Loan, variable due 2022	—	1,148
Senior Notes, fixed 5.0%, due 2024	1,000	1,000
Senior Notes, fixed 4.75%, due 2027	400	400
Senior Notes, fixed 5.875%, due 2029	500	—
Total long-term debt	$2,548	$2,548
Less: current maturities of long-term debt	5	—
deferred financing costs, net	29	25
Total long-term debt, net	$2,514	$2,523
As of March 31, 2019, the Company had $2,514 million of indebtedness associated with Allison Transmission, Inc.’s (“ATI”), the Company’s wholly-owned subsidiary, 5.0% Senior Notes due September 2024 (“5.0% Senior Notes”), ATI’s 4.75% Senior Notes due October 2027 (“4.75% Senior Notes”), ATI’s 5.875% Senior Notes due June 2029 (“5.875% Senior Notes,” and, together with the 5.0% Senior Notes and 4.75% Senior Notes, the “Senior Notes”) and the Second Amended and Restated Credit Agreement dated as of March 29, 2019 (the “Credit Agreement”), governing ATI’s new term loan facility in the amount of $648 million due March 2026 (“New Term Loan”) and ATI’s new revolving credit facility with commitments in the amount of $600 million due September 2024 (“New Revolving Credit Facility,” and together with the New Term Loan, the “New Senior Secured Credit Facility”).
The fair value of the Company’s long-term debt obligations as of March 31, 2019 was $2,534 million. The fair value is based on quoted Level 2 market prices of the Company’s debt as of March 31, 2019. It is not expected that the Company would be able to repurchase a significant amount of its debt at these levels. The difference between the fair value and carrying value of the long-term debt is driven primarily by trends in the financial markets.

New Senior Secured Credit Facility
In March 2019, the Company and ATI entered into the Credit Agreement to reduce the commitments under the prior term loan due 2022 (“Prior Term Loan”) by $500 million and increase the commitments under the prior $550 million revolving credit facility due 2021 (“Prior Revolving Credit Facility,” and together with the Prior Term Loan, the “Prior Senior Secured Credit Facility”) by $50 million. The New Senior Secured Credit Facility also extended the maturity of the Prior Term Loan from 2022 to 2026 and extended the Prior Revolving Credit Facility termination date from 2021 to 2024. The New Senior Secured Credit Facility replaced the Prior Senior Secured Credit Facility, including the Prior Term Loan and Prior Revolving Credit Facility, on March 29, 2019. The Credit Agreement was treated as a modification to the Prior Senior Secured Credit Facility under GAAP, and thus the Company expensed $5 million of prior deferred financing fees and $1 million of related third party fees in the Condensed Consolidated Statement of Comprehensive Income for the first quarter of 2019 and recorded $5 million as new deferred financing fees in the Condensed Consolidated Balance Sheet as of March 31, 2019.
In March 2018, ATI entered into an amendment with the term loan lenders under the Prior Senior Secured Credit Facility to lower the applicable margins on the Prior Term Loan by 0.25%. The March 2018 amendment was treated as a modification to the Prior Senior Secured Credit Facility under GAAP, and thus the Company recorded $1 million as new deferred financing fees in the first quarter of 2018.
The borrowings under the New Senior Secured Credit Facility are collateralized by a lien on substantially all assets of the Company, ATI and each of the existing and future U.S. subsidiary guarantors, with certain exceptions set forth in the Credit Agreement, and ATI’s capital stock and all of the capital stock or other equity interests held by the Company, ATI and each of ATI’s existing and future U.S. subsidiary guarantors (subject to certain limitations for equity interest of foreign subsidiaries and other exceptions set forth in the Credit Agreement). Interest on the New Term Loan, as of March 31, 2019, is either (a) 2.00% over a LIBOR rate on deposits in U.S. dollars for one-, two-, three- or six month periods (or twelve- month or shorter periods if, at the time of the borrowing, available from all relevant lenders) (the "LIBOR Rate"), or (b) 1.00% over the greater of the prime lending rate as quoted by the administrative agent, the LIBOR rate for an interest period of one month plus 1.00% and the federal funds effective rate published by the Federal Reserve Bank of New York plus 0.50%, subject to a 1.00% floor (the "Base Rate"). As of March 31, 2019, the Company elected to pay the lowest all-in rate of LIBOR plus the applicable margin, or 4.50%, on the New Term Loan. The Credit Agreement requires minimum quarterly principal payments on the New Term Loan starting with the fiscal quarter ending September 30, 2019, as well as prepayments from certain net cash proceeds of non-ordinary course asset sales and casualty and condemnation events, the incurrence of certain debt and from a percentage of excess cash flow, if applicable. The minimum required quarterly principal payment on the New Term Loan through its maturity date of March 2026 is $2 million. As of March 31, 2019, there had been no payments required for certain net cash proceeds of non-ordinary course asset sales and casualty and condemnation events. The remaining principal balance is due upon maturity.
The New Senior Secured Credit Facility also provides a New Revolving Credit Facility, net of an allowance for up to $75 million in outstanding letters of credit commitments. As of March 31, 2019, the Company had $578 million available under the New Revolving Credit Facility, net of $22 million in letters of credit. Borrowings under the New Revolving Credit Facility bear interest at a variable base rate plus an applicable margin based on the Company’s first lien net leverage ratio. When the Company’s first lien net leverage ratio is above 4.00x, interest on the New Revolving Credit Facility is (a) 0.75% over the Base Rate or (b) 1.75% over the LIBOR Rate; when the Company’s first lien net leverage ratio is equal to or less than 4.00x and above 3.50x, interest on the New Revolving Credit Facility is (i) 0.50% over the Base Rate or (ii) 1.50% over the LIBOR Rate; and when the Company’s first lien net leverage ratio is equal to or below 3.50x, interest on the New Revolving Credit Facility is (y) 0.25% over the Base Rate or (z) 1.25% over the LIBOR Rate. As of March 31, 2019, the applicable margin for the New Revolving Credit Facility was 1.25%. In addition, there is an annual commitment fee, based on the Company’s first lien net leverage ratio, on the average unused revolving credit borrowings available under the New Revolving Credit Facility. As of March 31, 2019, the commitment fee is 0.25%. Borrowings under the New Revolving Credit Facility are payable at the option of the Company throughout the term of the New Senior Secured Credit Facility with the balance due in September 2024.
The New Senior Secured Credit Facility requires the Company to maintain a specified maximum first lien net leverage ratio of 5.50x when revolving loan commitments remain outstanding on the New Revolving Credit Facility at the end of a fiscal quarter. As of March 31, 2019, the Company had no amounts outstanding under the New Revolving Credit Facility; however, the Company would have been in compliance with the maximum first lien net leverage ratio, achieving a 0.28x ratio. Additionally, within the terms of the New Senior Secured Credit Facility, a first lien net leverage ratio at or below 4.00x results in the elimination of excess cash flow payments on the New Senior Secured Credit Facility for the applicable year.
In addition, the Credit Agreement, among other things, includes customary restrictions (subject to certain exceptions) on the Company’s ability to incur certain indebtedness, grant certain liens, make certain investments, engage in acquisitions, consolidations and mergers, declare or pay certain dividends or repurchase shares of the Company’s common stock. As of March 31, 2019, the Company was in compliance with all covenants under the Credit Agreement.
5.0% Senior Notes
The 5.0% Senior Notes are unsecured and are guaranteed by each of ATI’s domestic subsidiaries that is a borrower under or guarantees the New Senior Secured Credit Facility and are unconditionally guaranteed, jointly and severally, by any of ATI’s future domestic subsidiaries that are borrowers under or guarantee the New Senior Secured Credit Facility. None of ATI’s domestic subsidiaries currently guarantee its obligations under the New Senior Secured Credit Facility, and therefore none of ATI’s domestic subsidiaries currently guarantee the 5.0% Senior Notes. The indenture governing the 5.0% Senior Notes contains negative covenants restricting or limiting the Company’s ability to, among other things: incur or guarantee additional indebtedness, incur liens, pay dividends on, redeem or repurchase the Company’s capital stock, make certain investments, permit payment or dividend restrictions on certain of the Company’s subsidiaries, sell assets, engage in certain transactions with affiliates, and consolidate or merge or sell all or substantially all of the Company’s assets. As of March 31, 2019, the Company was in compliance with all covenants under the indenture governing the 5.0% Senior Notes.
4.75% Senior Notes
The 4.75% Senior Notes are unsecured and are guaranteed by each of ATI’s domestic subsidiaries that is a borrower under or guarantees the New Senior Secured Credit Facility and are unconditionally guaranteed, jointly and severally, by any of ATI’s future domestic subsidiaries that are borrowers under or guarantee the New Senior Secured Credit Facility. None of ATI’s domestic subsidiaries currently guarantee its obligations under the New Senior Secured Credit Facility, and therefore none of ATI’s domestic subsidiaries currently guarantee the 4.75% Senior Notes. The indenture governing the 4.75% Senior Notes contains negative covenants restricting or limiting the Company’s ability to, among other things: incur or guarantee additional indebtedness, incur liens, pay dividends on, redeem or repurchase the Company’s capital stock, make certain investments, permit payment or dividend restrictions on certain of the Company’s subsidiaries, sell assets, engage in certain transactions with affiliates, and consolidate or merge or sell all or substantially all of the Company’s assets. As of March 31, 2019, the Company was in compliance with all covenants under the indenture governing the 4.75% Senior Notes.
5.875% Senior Notes
In March 2019, ATI completed an offering of $500 million of the 5.875% Senior Notes. The 5.875% Senior Notes were offered in a private placement exempt from registration under the Securities Act of 1933, as amended. The net proceeds from the offering, together with borrowings under the New Senior Secured Credit Facility and cash on hand, were used to repay all of the outstanding borrowings under the Prior Term Loan plus accrued and unpaid interest and related transaction expenses. As a result of the offering, the Company recorded $6 million as deferred financing fees in the Condensed Consolidated Balance Sheet as of March 31, 2019.
The 5.875% Senior Notes are unsecured and are guaranteed by each of ATI’s domestic subsidiaries that is a borrower under or guarantees the New Senior Secured Credit Facility and are unconditionally guaranteed, jointly and severally, by any of ATI’s future domestic subsidiaries that are borrowers under or guarantee the New Senior Secured Credit Facility. None of ATI’s domestic subsidiaries currently guarantee its obligations under the New Senior Secured Credit Facility, and therefore none of ATI’s domestic subsidiaries currently guarantee the 5.875% Senior Notes. The indenture governing the 5.875% Senior Notes contains negative covenants restricting or limiting the Company’s ability to, among other things: incur or guarantee additional indebtedness, incur liens, pay dividends on, redeem or repurchase the Company’s capital stock, make certain investments, permit payment or dividend restrictions on certain of the Company’s subsidiaries, sell assets, engage in certain transactions with affiliates, and consolidate or merge or sell all or substantially all of the Company’s assets. As of March 31, 2019, the Company was in compliance with all covenants under the indenture governing the 5.875% Senior Notes.

NOTE H. DERIVATIVES
The Company is subject to interest rate risk related to the New Senior Secured Credit Facility and enters into interest rate swaps that are based on LIBOR to manage a portion of this exposure. The interest rate swaps are designated as cash flow hedges that qualify for hedge accounting under the hypothetical derivative method. Fair value adjustments are recorded as a component of AOCL in the Condensed Consolidated Balance Sheets. Balances in AOCL are reclassified to earnings when transactions related to the underlying risk are settled. During the first quarter of 2019, the Company entered into $250 million of interest rate swaps and designated them as cash flow hedges under the hypothetical derivative method. As of March 31, 2019, the Company held interest rate swaps effective from September 2019 to September 2025 with notional values totaling $250 million and a weighted average LIBOR fixed rate of 3.04%, interest rate swaps effective from September 2019 to September 2022 with notional values totaling $250 million and a weighted average LIBOR fixed rate of 3.01% and interest rate swaps effective from September 2022 to September 2025 with notional values totaling $250 million and a weighted average LIBOR fixed rate of 2.82%. See NOTE F “Fair Value of Financial Instruments” for information regarding the fair value of the Company’s interest rate swaps.
The following tabular disclosures further describe the Company’s interest rate derivatives qualifying and designated for hedge accounting and their impact on the financial condition of the Company (dollars in millions):

		Fair Value
	Balance Sheet Location	March 31, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Interest rate swaps	Other current liabilities	$(2)	$(1)
	Other non-current liabilities	(17)	(8)
Total derivatives designated as hedging instruments		$(19)	$(9)
The balance of derivative losses recorded in AOCL as of March 31, 2019 was $19 million. See NOTE O “Accumulated Other Comprehensive Loss” for information regarding activity recorded as a component of AOCL during the three months ended March 31, 2019. The Company had no derivative losses recorded in AOCL expected to be reclassified to earnings within the next twelve months as of March 31, 2019.

NOTE I. PRODUCT WARRANTY LIABILITIES
As of March 31, 2019, current and non-current product warranty liabilities were $27 million and $37 million, respectively. As of March 31, 2018, current and non-current product warranty liabilities were $24 million and $38 million, respectively.
Product warranty liability activities consist of the following (dollars in millions):

	Three months ended March 31,
	2019	2018
Beginning balance	$66	$55
Payments	(6)	(9)
Increase in liability (warranty issued during period)	5	9
Net adjustments to liability	(1)	7
Ending balance	$64	$62

NOTE J. DEFERRED REVENUE
As of March 31, 2019, current and non-current deferred revenue were $34 million and $97 million, respectively. As of March 31, 2018, current and non-current deferred revenue were $40 million and $72 million, respectively.
Deferred revenue activity consists of the following (dollars in millions):

	Three months ended March 31,
	2019	2018
Beginning balance	$122	$110
Increases	18	10
Revenue earned	(9)	(8)
Ending balance	$131	$112
Deferred revenue recorded in current and non-current liabilities related to ETC as of March 31, 2019 was $29 million and $74 million, respectively. Deferred revenue recorded in current and non-current liabilities related to ETC as of March 31, 2018 was $29 million and $69 million, respectively.

NOTE K. LEASES
Adoption of New Lease Guidance
New authoritative guidance for leases was adopted by the Company effective January 1, 2019 using the optional transition method. Balances as of March 31, 2019 and results for the three months ended March 31, 2019 are presented in conformity with the new authoritative accounting guidance, while prior period balances and results are presented in conformity with prior accounting guidance.
The Company recognized right-of-use ("ROU") assets for operating leases of $14 million and current and non-current operating lease liabilities of $4 million and $9 million, respectively, as of January 1, 2019. At the time of adoption, the Company was not party to any finance leases.
The Company elected practical expedients allowed by this guidance which included not reassessing existing or expired contracts for leases, not reassessing existing or expired leases for classification, not reassessing indirect costs for any existing leases and using hindsight when determining lease terms.
Lessee Accounting
Contracts are assessed by the Company to determine if the contract conveys the right to control an identified asset in exchange for consideration during a period of time. The Company classifies all identified leases as operating or finance leases. As of March 31, 2019, the Company was not a party to any finance leases. Contracts that contain leases are assessed to determine if the consideration in the contract is related to a lease component, non-lease component or other components not related to the lease. Lease components are recorded as ROU assets and lease liabilities while any non-lease component is expensed as incurred. The consideration in the contract related to other components not related to the lease is allocated among the lease component and the non-lease component, as applicable, based on the stand-alone selling price of the lease and non-lease components.
Certain lease contracts may contain an option to extend or terminate the lease. The Company considers the economic impact of extension and termination options by contract. If the Company concludes it is reasonably certain an option will be exercised, that option is included in the lease term and impacts the amount recorded as an ROU asset and lease liability upon inception of the contract.
The Company's lease liability is determined by discounting the future cash flows over the lease period. The Company determines its discount rates utilizing current secured financing rates based on the length of the lease period plus the Company's margin over LIBOR on the New Term Loan. The Company believes this rate effectively represents a borrowing rate the Company could obtain on a debt instrument possessing similar terms as the lease. The lease liability is classified between current and non-current liabilities based on the terms of the underlying leases. The weighted average discount rate on operating leases as of March 31, 2019 was 4.28%.

As of December 31, 2018, future undiscounted payments under operating leases (as defined by prior guidance) are expected to be as follows for the next five annual periods and thereafter following December 31, 2018:

December 31, 2018
2019	$4
2020	3
2021	2
2022	1
2023	1
Thereafter	—
Total	$11
As of March 31, 2019, the Company recorded current and non-current operating lease liabilities of $3 million and $9 million, respectively. The following table reconciles total operating lease liabilities as of March 31, 2019 to future undiscounted cash flows for operating leases:

March 31, 2019
2019	$4
2020	3
2021	2
2022	1
2023	1
Thereafter	3
Total lease payments	$14
Less: Interest	2
Present value of lease liabilities	$12
ROU assets are calculated as the related lease liability adjusted for lease incentives, prepayments and the effect of escalating lease payments on period expense. The below table depicts the ROU assets held by the Company based on underlying asset:

March 31, 2019
Land	$1
Buildings	11
Vehicles	1
Total right-of-use assets	$13
The weighted average remaining lease term as of March 31, 2019 was 5.4 years.
Operating lease expense was $1 million for the three months ended March 31, 2019 and recorded within Selling, general and administrative expense on the Company's Condensed Consolidated Statements of Comprehensive Income. There was no short term operating lease expense for the three months ended March 31, 2019.
The calculation of the the Company's ROU assets and lease liabilities did not include cash consideration as of March 31, 2019. During the three months ended March 31, 2019, the Company added no new ROU assets obtained through non-cash transactions.

NOTE L. OTHER CURRENT LIABILITIES
Other current liabilities consist of the following (dollars in millions):

	As of March 31, 2019	As of December 31, 2018
Sales allowances	$39	$39
Payroll and related costs	35	81
Accrued interest payable	35	19
Taxes payable	23	10
Vendor buyback obligation	15	15
Defense price reduction reserve	9	9
Vendor liability	7	5
Rabbi trust liability	4	4
Non-trade payables	4	3
Derivative liabilities	3	1
Lease liability	3	—
Other accruals	13	11
Total	$190	$197

NOTE M. EMPLOYEE BENEFIT PLANS
Components of net periodic benefit cost (credit) consist of the following (dollars in millions):

	Pension Plans		Post-retirement Benefits
	Three months ended March 31,		Three months ended March 31,
	2019	2018	2019	2018
Net periodic benefit cost:
Service cost	$2	$3	$—	$—
Interest cost	2	2	1	1
Expected return on assets	(2)	(2)	—	—
Prior service credit	—	—	(3)	(3)
Net periodic benefit cost (credit)	$2	$3	$(2)	$(2)
The components of net periodic benefit cost other than the service cost component are included in Other income (expense), net in the Condensed Consolidated Statements of Comprehensive Income.

NOTE N. INCOME TAXES
For the three months ended March 31, 2019 and 2018, the Company recorded total tax expense of $44 million and $40 million, respectively. The effective tax rate for both the three months ended March 31, 2019 and 2018 was 21%.
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
The Company continues to provide for a valuation allowance on certain of its foreign deferred tax assets and an anticipated capital loss carryforward. The Company has determined, based on the evaluation of both objective and subjective evidence available, that this valuation allowance is necessary and that it is more likely than not that the deferred tax assets are not fully realizable.
In accordance with the FASB’s authoritative guidance on accounting for income taxes, the Company has recorded a liability for unrecognized tax benefits related to a 2010 Research and Development Credit as of March 31, 2019 and December 31, 2018. The accounting guidance prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company's returns will remain subject to examination by the various taxing authorities for the duration of the applicable statute of limitations (generally three years from the later of the date of filing or the due date of the return).

NOTE O. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables reconcile changes in AOCL by component (net of tax, dollars in millions):

	Three months ended
	Pension and OPEB liability adjustment	Available-for-sale securities and interest rate swaps	Foreign currency items	Total
AOCL as of December 31, 2017	$8	$—	$(23)	$(15)
Other comprehensive income before reclassifications	—	—	7	7
Amounts reclassified from AOCL	(3)	—	—	(3)
Income tax	—	—	—	—
Net current period other comprehensive (loss) income	$(3)	$—	$7	$4
AOCL as of March 31, 2018	$5	$—	$(16)	$(11)
AOCL as of December 31, 2018	$9	$(7)	$(32)	$(30)
Other comprehensive loss before reclassifications	—	(10)	—	(10)
Amounts reclassified from AOCL	(3)	—	—	(3)
Income tax	1	2	—	3
Reclassification of stranded tax effects	8	(1)	—	7
Net current period other comprehensive income (loss)	$6	$(9)	$—	$(3)
AOCL as of March 31, 2019	$15	$(16)	$(32)	$(33)
In accordance with the FASB's new authoritative guidance regarding the reclassification of certain tax effects from accumulated other comprehensive income, the Company reclassified approximately $7 million, as of January 1, 2019, from accumulated other comprehensive loss to retained earnings for the stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act. This reclassification had zero net effect on total stockholders' equity. The Company utilizes the portfolio securities approach when releasing income tax effects from accumulated other comprehensive loss for its investment securities.

	Amounts reclassified from AOCL		Affected line item in the Condensed Consolidated Statements of Comprehensive Income
AOCL Components	Three months ended March 31, 2019	Three months ended March 31, 2018
Amortization of benefit items:
Prior service cost	$3	$3	Other income (expense), net
Total reclassifications, before tax	$3	$3	Income before income taxes
Income tax expense	(1)	—	Income tax expense
Total reclassifications	$2	$3	Net of tax
Prior service cost and actuarial loss are included in the computation of the Company’s net periodic benefit cost. See NOTE M, “Employee Benefit Plans” for additional details.

NOTE P. COMMITMENTS AND CONTINGENCIES
Environmental Matters
The Company has an agreement with the Environmental Protection Agency to perform remedial activities at the Company’s Indianapolis, Indiana manufacturing facilities related to historical soil and groundwater contamination. As of March 31, 2019, the Company had a liability recorded in the amount of $12 million.
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

NOTE Q. EARNINGS PER SHARE
The Company presents both basic and diluted earnings per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted EPS is calculated by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during the reporting period that are calculated using the treasury stock method for stock-based awards. The treasury stock method assumes that the Company uses the proceeds from the exercise of awards to repurchase common stock at the average market price during the period. The assumed proceeds under the treasury stock method include the purchase price that the grantee will pay in the future and compensation cost for future service that the Company has not yet recognized. For the three months ended both March 31, 2019 and March 31, 2018, there were no outstanding stock options excluded from the diluted EPS calculation because they were anti-dilutive.
The following table reconciles the numerators and denominators used to calculate basic EPS and diluted EPS (in millions, except per share data):

	Three months ended March 31,
	2019	2018
Net income	$167	$151
Weighted average shares of common stock outstanding	126	139
Dilutive effect of stock-based awards	1	1
Diluted weighted average shares of common stock outstanding	127	140
Basic earnings per share attributable to common stockholders	$1.33	$1.09
Diluted earnings per share attributable to common stockholders	$1.32	$1.08

NOTE R. COMMON STOCK
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
During the three months ended March 31, 2019, the Company repurchased approximately $50 million of its common stock under the Repurchase Program, leaving $395 million of authorized repurchases remaining under the Repurchase Program as of March 31, 2019.

NOTE S. SUBSEQUENT EVENTS
On April 16, 2019, the Company acquired, from AxleTech, a technology company that engineers, designs, manufactures, sells and services powertrain solutions for on-highway and off-highway heavy-duty vehicles, all of the assets related to its electric vehicle systems division, which designs and manufactures fully integrated electrified-axle propulsion solutions for medium- and heavy-duty trucks and transit buses, for approximately $123 million in cash. At the date of issuance of the interim condensed consolidated financial statements contained in this Form 10-Q, the initial business combination accounting was not complete for this acquisition given the timing of the transaction.
On April 12, 2019, the Company acquired all of the outstanding shares of Vantage Power Limited, a privately-owned company based in the United Kingdom which designs and manufactures powertrain electrification and connectivity technologies applicable to a broad range of commercial vehicle end markets. The Company paid approximately £7 million, or $9 million, in cash on April 12, 2019 and may pay up to an additional £6 million, or $8 million, over the next three years based on specified conditions being met. At the date of issuance of the interim condensed consolidated financial statements contained in this Form 10-Q, the initial business combination accounting was not complete for this acquisition given the timing of the transaction.
The acquisitions align with the Company's strategy to advance its position in propulsion solutions.

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
The statements in this discussion regarding industry trends, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Cautionary Note Regarding Forward-Looking Statements” and Part II, Item 1A “Risk Factors” below and in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission ("SEC") on February 26, 2019. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Overview
Allison Transmission Holdings, Inc. and its subsidiaries (“Allison”, “our” or “we”) design and manufacture commercial and defense fully-automatic transmissions. The business was founded in 1915 and has been headquartered in Indianapolis, Indiana since inception. Allison was an operating unit of General Motors Corporation from 1929 until 2007, when Allison once again became a stand-alone company. In March 2012, Allison began trading on the New York Stock Exchange under the symbol, “ALSN”.
We have approximately 2,900 employees and 12 different transmission product lines. Although approximately 77% of revenues were generated in North America in 2018, we have a global presence by serving customers in Europe, Asia, South America and Africa. We serve customers through an independent network of approximately 1,400 independent distributor and dealer locations worldwide.
Recent Developments
On April 16, 2019, we acquired, from AxleTech, a technology company that engineers, designs, manufactures, sells and services powertrain solutions for on-highway and off-highway heavy-duty vehicles, all of the assets related to its electric vehicle systems division, which designs and manufactures fully integrated electrified-axle propulsion solutions for medium- and heavy-duty trucks and transit buses, for approximately $123 million in cash. At the date of issuance of the interim condensed consolidated financial statements contained in this Form 10-Q, the initial business combination accounting was not complete for this acquisition given the timing of the transaction.
On April 12, 2019, we acquired all of the outstanding shares of Vantage Power Limited, a privately-owned company based in the United Kingdom which designs and manufactures powertrain electrification and connectivity technologies applicable to a broad range of commercial vehicle end markets. We paid approximately £7 million, or $9 million, in cash on April 12, 2019 and may pay up to an additional £6 million, or $8 million, over the next three years based on specified conditions being met. At the date of issuance of the interim condensed consolidated financial statements contained in this Form 10-Q, the initial business combination accounting was not complete for this acquisition given the timing of the transaction.
The acquisitions align with our strategy to advance our position in propulsion solutions.

Trends Impacting Our Business
Our net sales are driven by commercial vehicle production, which tends to be highly correlated to macroeconomic conditions. In 2019, we expect lower demand in the North America Off-Highway and Service Parts, Support Equipment and Other end markets, partially offset by increased demand in the North America On-Highway end market, price increases on certain products and continued execution of our growth initiatives.
First Quarter Net Sales by End Market (dollars in millions)

End Market	Q1 2019 Net Sales	Q1 2018 Net Sales	% Variance
North America On-Highway*	$377	$339	11%
North America Off-Highway	14	33	(58%)
Defense	32	37	(14%)
Outside North America On-Highway	94	91	3%
Outside North America Off-Highway	27	12	125%
Service Parts, Support Equipment and Other	131	151	(13%)
Total Net Sales	$675	$663	2%
* North America On-Highway end market net sales are inclusive of net sales for North America Electric Hybrid-Propulsion Systems for Transit Bus
North America On-Highway end market net sales were up 11% for the first quarter 2019 compared to the first quarter 2018, principally driven by higher demand for Rugged Duty Series and Highway Series models.
North America Off-Highway end market net sales were down $19 million for the first quarter 2019 compared to the first quarter 2018, principally driven by lower demand from hydraulic fracturing applications.
Defense end market net sales were down 14% for the first quarter 2019 compared to the first quarter 2018, principally driven by lower Tracked vehicle demand.
Outside North America On-Highway end market net sales were up 3% for the first quarter 2019 compared to the first quarter 2018, principally driven by higher demand in Europe.
Outside North America Off-Highway end market net sales were up $15 million for the first quarter 2019 compared to the first quarter 2018, principally driven by higher demand in the energy sector.
Service Parts, Support Equipment and Other end market net sales were down 13% for the first quarter 2019 compared to the first quarter 2018, principally driven by lower demand for North America service parts.

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
Cost of sales
Our primary components of cost of sales are purchased parts, the overhead expense related to our manufacturing operations and direct labor associated with the manufacture and assembly of transmissions and parts. For the three months ended March 31, 2019, direct material costs were approximately 72%, overhead costs were approximately 21%, and direct labor costs were approximately 7% of total cost of sales. We are subject to changes in our cost of sales caused by movements in underlying commodity prices. We seek to hedge against this risk by using long-term supply agreements (“LTSAs”), as appropriate. See Part I, Item 3 “Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk” included below.
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
Non-GAAP Financial Measures
We use Adjusted Earnings before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) and Adjusted EBITDA as a percent of net sales to measure our operating profitability. We believe that Adjusted EBITDA and Adjusted EBITDA as a percent of net sales provide management, investors and creditors with useful measures of the operational results of our business and increase the period-to-period comparability of our operating profitability and comparability with other companies. Adjusted EBITDA as a percent of net sales is also used in the calculation of management’s incentive compensation program. The most directly comparable U.S. generally accepted accounting principles (“GAAP”) measure to Adjusted EBITDA and Adjusted EBITDA as a percent of net sales is Net income and Net income as a percent of net sales, respectively. Adjusted EBITDA is calculated as earnings before interest expense, income tax expense, amortization of intangible assets, depreciation of property, plant and equipment and other adjustments as defined by the Second Amended and Restated Credit Agreement dated as of March 29, 2019 ("Credit Agreement"), governing Allison Transmission, Inc.’s (“ATI”), our wholly-owned subsidiary, new million term loan facility in the amount of $648 million due March 2026 ("New Term Loan”, and together with ATI’s new revolving credit facility with commitments in the amount of $600 million due September 2024 ("New Revolving Credit Facility") defined as the “New Senior Secured Credit Facility”). Adjusted EBITDA as a percent of net sales is calculated as Adjusted EBITDA divided by net sales.
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

The following is a reconciliation of Net income and Net income as a percent of net sales to Adjusted EBITDA and Adjusted EBITDA as a percent of net sales and a reconciliation of Net cash provided by operating activities to Adjusted free cash flow:

	Three months ended March 31,
(unaudited, dollars in millions)	2019	2018
Net income (GAAP)	$167	$151
plus:
Income tax expense	44	40
Interest expense, net	36	30
Amortization of intangible assets	22	22
Depreciation of property, plant and equipment	18	20
Stock-based compensation expense (a)	3	3
Unrealized (gain) loss on foreign exchange (b)	(1)	2
Expenses related to long-term debt refinancing (c)	1	—
UAW Local 933 retirement incentive (d)	—	7
Adjusted EBITDA (Non-GAAP)	$290	$275
Net sales (GAAP)	$675	$663
Net income as a percent of net sales (GAAP)	24.7%	22.8%
Adjusted EBITDA as a percent of net sales (Non-GAAP)	43.0%	41.5%
Net cash provided by operating activities (GAAP)	$194	$153
Deductions to reconcile to Adjusted free cash flow:
Additions of long-lived assets	(19)	(10)
Adjusted free cash flow (Non-GAAP)	$175	$143

(a)	Represents employee stock compensation expense (recorded in Cost of sales, Selling, general and administrative, and Engineering - research and development).

(b)	Represents (gains) losses (recorded in Other income (expense), net) on intercompany financing transactions related to investments in plant assets for our India facility.

(c)
Represents expenses (recorded in Other income (expense), net) related to the refinancing of the prior term loan due 2022 and prior revolving credit facility due 2021 (together, the "Prior Senior Secured Credit Facility") in the first quarter of 2019.

(d)
Represents a charge (recorded in Cost of sales) related to a retirement incentive program for certain employees represented by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America ("UAW") pursuant to the UAW Local 933 collective bargaining agreement effective through November 2023.

Results of Operations
Comparison of three months ended March 31, 2019 and 2018
The following table sets forth certain financial information for the three months ended March 31, 2019 and 2018. The following table and discussion should be read in conjunction with the information contained in our condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Three months ended March 31,
(unaudited, dollars in millions)	2019	% of net sales	2018	% of net sales
Net sales	$675	100%	$663	100%
Cost of sales	316	47	321	48
Gross profit	359	53	342	52
Operating expenses:
Selling, general and administrative	84	12	92	14
Engineering — research and development	31	5	28	4
Total operating expenses	115	17	120	18
Operating income	244	36	222	34
Interest expense, net	(36)	(5)	(30)	(5)
Other income (expense), net	3	—	(1)	—
Income before income taxes	211	31	191	29
Income tax expense	(44)	(6)	(40)	(6)
Net income	$167	25%	$151	23%
Net sales
Net sales for the quarter ended March 31, 2019 were $675 million compared to $663 million for the quarter ended March 31, 2018, an increase of 2%. The increase was principally driven by a $38 million, or 11%, increase in net sales in the North America On-Highway end market principally driven by higher demand for Rugged Duty Series and Highway Series models, a $15 million increase in net sales in the Outside North America Off-Highway end market principally driven by higher demand in the energy sector, and a $3 million, or 3%, increase in net sales in the Outside North America On-Highway end market principally driven by higher demand in Europe, partially offset by a $20 million, or 13%, decrease in net sales in the Service Parts, Support Equipment and Other end market principally driven by lower demand for North America service parts, a $19 million, or 58%, decrease in net sales in the North America Off-Highway end market principally driven by lower demand from hydraulic fracturing applications and a $5 million, or 14%, decrease in net sales in the Defense end market principally driven by lower Tracked vehicle demand.
Cost of sales
Cost of sales for the quarter ended March 31, 2019 was $316 million compared to $321 million for the quarter ended March 31, 2018, a decrease of 2%. The decrease was principally driven by a $7 million reduction in expenses related to a retirement incentive program for certain UAW Local 933 employees and $2 million of lower incentive compensation expense, partially offset by increased direct material expense commensurate with increased net sales.
Gross profit
Gross profit for the quarter ended March 31, 2019 was $359 million compared to $342 million for the quarter ended March 31, 2018, an increase of 5%. The increase was principally driven by a $7 million reduction in expenses related to a retirement incentive program for certain UAW Local 933 employees, $5 million related to increased net sales, $3 million of price increases on certain products and $2 million of lower incentive compensation expense. Gross profit as a percent of net sales for the three months ended March 31, 2019 increased 160 basis points compared to the same period in 2018 principally driven by a reduction in expenses related to the retirement incentive program, increased net sales, price increases on certain products and lower incentive compensation expense.

Selling, general and administrative
Selling, general and administrative expenses for the quarter ended March 31, 2019 were $84 million compared to $92 million for the quarter ended March 31, 2018, a decrease of 9%. The decrease was principally driven by 2018 product warranty adjustments and lower 2019 product warranty expense partially offset by increased commercial activities spending.
Engineering — research and development
Engineering expenses for the quarter ended March 31, 2019 were $31 million compared to $28 million for the quarter ended March 31, 2018, an increase of 11%. The increase was principally driven by increased product initiatives spending.
Interest expense, net
Interest expense, net for the quarter ended March 31, 2019 was $36 million compared to $30 million for the quarter ended March 31, 2018, an increase of 20%. The increase was principally driven by $5 million of expenses related to long-term debt refinancing.
Other income (expense), net
Other income (expense), net for the quarter ended March 31, 2019 was $3 million compared to ($1) million for the quarter ended March 31, 2018. The change was principally driven by a $3 million favorable change in foreign exchange on intercompany financing.
Income tax expense
Income tax expense for the three months ended March 31, 2019 was $44 million, resulting in an effective tax rate of 21%, compared to $40 million of income tax expense and an effective tax rate of 21% for the three months ended March 31, 2018. The increase in income tax expense was principally driven by increased taxable income.

Liquidity and Capital Resources
We generate cash primarily from our operations to fund our operating, investing and financing activities. Our principal uses of cash are operating expenses, capital expenditures, debt service, stock repurchases, dividends on common stock, strategic growth initiatives, including acquisitions, and working capital needs. We had total available cash and cash equivalents of $324 million and $231 million as of March 31, 2019 and December 31, 2018, respectively. Of the available cash and cash equivalents, $167 million and $120 million was deposited in operating accounts as of March 31, 2019 and December 31, 2018, respectively, while $157 million and $111 million was invested in U.S. government backed securities as of March 31, 2019 and December 31, 2018, respectively.
As of March 31, 2019, the total of cash and cash equivalents held by foreign subsidiaries was $59 million, the majority of which was located in China and Europe. We manage our worldwide cash requirements considering available funds among the subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. As a result, we do not currently anticipate any local liquidity restrictions will preclude us from funding our targeted expectations or operating needs with local resources.
We have not recognized any deferred tax liabilities associated with earnings in foreign subsidiaries, except for our subsidiaries located in China and Hong Kong, as they are intended to be permanently reinvested and used to support foreign operations. We have a deferred tax liability of $2 million for the tax liability associated with the remittance of previously taxed income and unremitted earnings for our subsidiaries located in China and Hong Kong. The U.S. Tax Cuts and Jobs Act requirement of a one-time repatriation tax on foreign earnings and profits resulted in us recording a $6 million liability for the deemed repatriation to be paid to the U.S. Government in 2017. In the future, the U.S. Tax Cuts and Jobs Act provides for tax free repatriations of earnings and profits generated by foreign subsidiaries through a 100% dividends received deduction. The remaining deferred tax liabilities, if recorded, related to unremitted earnings that are indefinitely reinvested and are not material.
Our liquidity requirements are significant, primarily due to our debt service requirements. As of March 31, 2019, we had $648 million of indebtedness associated with ATI’s New Term Loan, $1,000 million of indebtedness associated with ATI’s 5.0% Senior Notes due 2024 (“5.0% Senior Notes”), $400 million of indebtedness associated with ATI’s 4.75% Senior Notes due 2027 ("4.75% Senior Notes") and $500 million of indebtedness associated with ATI's 5.875% Senior Notes due 2029 ("5.875% Senior Notes" and, together with the 5.0% Senior Notes and 4.75% Senior Notes, the "Senior Notes"). The minimum required quarterly principal payment on ATI’s New Term Loan through its maturity date of September 2026 is $2 million. There are no required quarterly principal payments on ATI’s Senior Notes.
Our ability to make payments on and refinance our indebtedness and to fund planned capital expenditures and growth initiatives will depend on our ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control. We made no principal payments on the New Senior Secured Credit Facility and $3 million of principal payments on the Prior Senior Secured Credit Facility during the three months ended March 31, 2019 and 2018, respectively.
The New Senior Secured Credit Facility provides for a $600 million New Revolving Credit Facility, net of an allowance for up to $75 million in outstanding letters of credit commitments. As of March 31, 2019, we had $578 million available under the New Revolving Credit Facility, net of $22 million in letters of credit. As of March 31, 2019, we had no amounts outstanding under the New Revolving Credit Facility. If we have commitments outstanding on the New Revolving Credit Facility at the end of a fiscal quarter, the New Senior Secured Credit Facility requires us to maintain a specified maximum first lien net leverage ratio of 5.50x. Additionally, within the terms of the New Senior Secured Credit Facility, a first lien net leverage ratio at or below 4.00x results in the elimination of excess cash flow payments on the New Senior Secured Credit Facility for the applicable year. As of March 31, 2019, our first lien net leverage ratio was 0.28x. The New Senior Secured Credit Facility also provides certain financial incentives based on our first lien net leverage ratio. A first lien net leverage ratio at or below 4.00x and above 3.50x results in a 25 basis point reduction to the applicable margin on the New Revolving Credit Facility. A first lien net leverage ratio at or below 3.50x results in an additional 25 basis point reduction to the applicable margin on the New Revolving Credit Facility. These reductions remain in effect as long as we achieve a first lien net leverage ratio at or below the related threshold.
In addition, the Credit Agreement includes, among other things, customary restrictions (subject to certain exceptions) on our ability to incur certain indebtedness, grant certain liens, make certain investments, engage in acquisitions, consolidations and mergers, declare or pay certain dividends, and repurchase shares of our common stock. The indentures governing the Senior Notes, contain negative covenants restricting or limiting our ability to, among other things, incur or guarantee additional indebtedness, incur liens, pay dividends on, redeem or repurchase our capital stock, make certain investments, permit payment or dividend restrictions on certain of our subsidiaries, sell assets, engage in certain transactions with affiliates, and consolidate or merge or sell all or substantially all of our assets. As of March 31, 2019, we are in compliance with all covenants under the New Senior Secured Credit Facility and indentures governing the Senior Notes.
Our credit ratings are reviewed by Moody’s Investors Service (“Moody’s”) and Fitch Ratings (“Fitch”). Moody’s rates our corporate credit at ‘Ba2’, New Term Loan at ‘Baa3’, 5.0% Senior Notes at ‘Ba3’, 4.75% Senior Notes at ‘Ba3’ and 5.875% Senior Notes at 'Ba3'. Fitch rates our corporate credit at ‘BB’, New Term Loan at ‘BB+’, 5.0% Senior Notes at ‘BB’, 4.75% Senior Notes at ‘BB’ and 5.875% Senior Notes at 'BB'.
On November 14, 2016, our Board of Directors authorized us to purchase up to $1,000 million of our common stock under a stock repurchase program ("Repurchase Program"). On November 8, 2017 our Board of Directors increased the authorization by $500 million, and on July 30, 2018 our Board of Directors increased the authorization by an additional $500 million, bringing the total amount authorized under the Repurchase Program to $2,000 million. For the three months ended March 31, 2019, we repurchased approximately $50 million of our common stock under the Repurchase Program. As of March 31, 2019, we had $395 million available under the Repurchase Program.
The following table shows our sources and uses of funds for the three months ended March 31, 2019 and 2018 (in millions):

	Three months ended March 31,
Statements of Cash Flows Data	2019	2018
Cash flows provided by operating activities	$194	$153
Cash flows used for investing activities	$(19)	$(10)
Cash flows used for financing activities	$(83)	$(149)
Generally, cash provided by operating activities has been adequate to fund our operations. Due to fluctuations in our cash flows and the growth in our operations, it may be necessary from time to time in the future to borrow under the New Senior Secured Credit Facility to meet cash demands. We anticipate cash provided by operating activities, cash and cash equivalents and borrowing capacity under the New Senior Secured Credit Facility will be sufficient to meet our cash requirements for the next twelve months.
Cash provided by operating activities
Operating activities for the three months ended March 31, 2019 generated $194 million of cash compared to $153 million for the three months ended March 31, 2018. The increase was principally driven by lower operating working capital requirements and increased gross profit, partially offset by increased cash income taxes and increased cash interest expense.
Cash used for investing activities
Investing activities for the three months ended March 31, 2019 used $19 million of cash compared to $10 million for the three months ended March 31, 2018. The increase was principally driven by an increase of $9 million in capital expenditures. The increase in capital expenditures was principally driven by increased spending related to investments in productivity and replacement programs and engineering and testing capabilities.
Cash used for financing activities
Financing activities for the three months ended March 31, 2019 used $83 million of cash compared to $149 million for the three months ended March 31, 2018. The decrease was principally driven by $75 million of decreased stock repurchases, partially offset by an increase of $9 million in long-term debt restructuring payments.

Contingencies
We are a party to various legal actions and administrative proceedings and subject to various claims arising in the ordinary course of business, including those relating to commercial transactions, product liability, personal injury and workers’ compensation, safety, health, taxes, environmental and other matters. For more information, see NOTE P, “Commitments and Contingencies” of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Critical Accounting Policies and Significant Accounting Estimates
A discussion of our critical accounting policies and significant accounting estimates is included in Part II, Item 7 “Management’s Discussion and Analysis” in our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on February 26, 2019. The preparation of the condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the applicable reporting period. Actual results could differ materially from these estimates. Changes in estimates are recorded in results of operations in the period that the events or circumstances giving rise to such changes occur. Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported for the three months ended March 31, 2019.
Off-Balance Sheet Arrangements
We are not a party to any off-balance sheet arrangements.
Recently Issued Accounting Pronouncements
See NOTE B, “Summary of Significant Accounting Policies” in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements. The words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Although forward-looking statements reflect management’s good faith beliefs, reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements speak only as of the date the statements are made. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to: risks related to our substantial indebtedness; our participation in markets that are competitive; the highly cyclical industries in which certain of our end users operate; uncertainty in the global regulatory and business environments in which we operate; our ability to prepare for, respond to and successfully achieve our objectives relating to technological and market developments, competitive threats and changing customer needs; the concentration of our net sales in our top five customers and the loss of any one of these; the failure of markets outside North America to increase adoption of fully-automatic transmissions; the success of our research and development efforts, the outcome of which is uncertain; our failure to identify, consummate or effectively integrate acquisitions; U.S. and foreign defense spending; general economic and industry conditions; increases in cost, disruption of supply or shortage of raw materials or components used in our products; the discovery of defects in our products, resulting in delays in new model launches, recall campaigns and/or increased warranty costs and reduction in future sales or damage to our brand and reputation; risks associated with our international operations, including increased trade protectionism; labor strikes, work stoppages or similar labor disputes, which could significantly disrupt our operations or those of our principal customers; and our intention to pay dividends and repurchase shares of our common stock.
Important factors that could cause actual results to differ materially from our expectations are disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission on February 26, 2019. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our public communications. You should evaluate all forward-looking statements made in this Quarterly Report on Form 10-Q in the context of these risks and uncertainties.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk consists of changes in interest rates, foreign currency rate fluctuations and movements in commodity prices.
Interest Rate Risk
We are subject to interest rate market risk in connection with a portion of our long-term debt. Our principal interest rate exposure relates to outstanding amounts under our New Senior Secured Credit Facility. Our New Senior Secured Credit Facility provides for variable rate borrowings of up to $1,226 million including $578 million under our New Revolving Credit Facility, net of $22 million of letters of credit. A one-eighth percent increase or decrease in assumed interest rates for the New Senior Secured Credit Facility, if fully drawn, as of March 31, 2019 would have an impact of approximately $2 million on interest expense. As of March 31, 2019, we had no outstanding borrowings against the New Revolving Credit Facility.
From time to time, we enter into interest rate swap agreements to hedge our variable interest rate debt. During the first quarter of 2019, we entered into $250 million of interest rate swaps and designated them as cash flow hedges under the hypothetical derivative method. As of March 31, 2019, we held interest rate swaps effective from September 2019 to September 2022 with notional values totaling $250 million and a weighted average LIBOR fixed rate of 3.01%, interest rate swaps effective from September 2019 to September 2025 with notional values totaling $250 million and a weighted average LIBOR fixed rate of 3.04% and interest rate swaps effective from September 2022 to September 2025 with notional values totaling $250 million and a weighted average LIBOR fixed rate of 2.82%.
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
Assuming current levels of commodity purchases, a 10% variation in the price of aluminum and steel would correspondingly change our earnings by approximately $3 million and $8 million per year, respectively.
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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
From time to time, we are a party to various legal actions in the normal course of our business, including those related to commercial transactions, product liability, personal injury and workers’ compensation, safety, health, taxes, environmental and other matters. See NOTE P, “Commitments and Contingencies” in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors
There have been no material changes from our risk factors as previously reported in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission on February 26, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information related to our repurchases of our common stock on a monthly basis in the three months ended March 31, 2019:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans(1)
January 1– January 31, 2019	829,466	$46.52	829,466	$406,488,383
February 1 – February 28, 2019	234,454	$48.13	234,454	$395,163,402
March 1 – March 31, 2019	—	$—	—	$395,163,402
Total	1,063,920	$46.87	1,063,920

(1)
These values reflect repurchases made under the Repurchase Program approved by the Board of Directors on November 14, 2016 and the increases approved by the Board of Directors on November 8, 2017 and July 30, 2018, which, in the aggregate, authorized total repurchases of $2,000 million. The Repurchase Program has no termination date.

Item 6.	Exhibits
(a) Exhibits

Exhibit Number	Description
4.1
Indenture, dated as of March 29, 2019, between Allison Transmission, Inc. and Wilmington Trust, National Association, as Trustee (including form of Note)(incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on March 29, 2019)

10.1
Second Amended and Restated Credit Agreement, dated as of March 29, 2019, among Allison Transmission Holdings, Inc., Allison Transmission, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties thereto as lenders and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on March 29, 2019)

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

ALLISON TRANSMISSION HOLDINGS, INC.
Date: April 23, 2019	By:	/s/ David S. Graziosi

		Name:	David S. Graziosi
		Title:	President and Chief Executive Officer (Principal Executive Officer)
Date: April 23, 2019	By:	/s/ G. Frederick Bohley

		Name:	G. Frederick Bohley
		Title:	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)