Form 10-Q
period 2019-06-30
Allison Transmission Holdings Inc
filed 2019-08-01
CIK 1411207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
Commission File No. 001-35456
ALLISON TRANSMISSION HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware		26-0414014
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification Number)
One Allison Way
Indianapolis,	IN	46222
(Address of Principal Executive Offices)		(Zip Code)

(317) 242-5000
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on which Registered
Common stock, $0.01 par value	ALSN	New York Stock Exchange

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☒
As of July 15, 2019, there were 120,507,491 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Allison Transmission Holdings, Inc.
Condensed Consolidated Balance Sheets
(unaudited, dollars in millions, except share and per share data)

	June 30, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$153	$231
Accounts receivable – net of allowance for doubtful accounts of $2 and $1, respectively	322	279
Inventories	188	170
Other current assets	42	45
Total Current Assets	705	725
Property, plant and equipment, net	490	466
Intangible assets, net	1,079	1,066
Goodwill	2,019	1,941
Other non-current assets	62	39
TOTAL ASSETS	$4,355	$4,237
LIABILITIES
Current Liabilities
Accounts payable	$208	$169
Product warranty liability	27	26
Current portion of long-term debt	6	—
Deferred revenue	34	34
Other current liabilities	193	197
Total Current Liabilities	468	426
Product warranty liability	32	40
Deferred revenue	99	88
Long-term debt	2,514	2,523
Deferred income taxes	355	329
Other non-current liabilities	219	172
TOTAL LIABILITIES	3,687	3,578
Commitments and contingencies (see NOTE P)
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 1,880,000,000 shares authorized, 120,503,416 shares issued and outstanding and 126,251,266 shares issued and outstanding, respectively	1	1
Non-voting common stock, $0.01 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Paid in capital	1,796	1,788
Accumulated deficit	(1,082)	(1,100)
Accumulated other comprehensive loss, net of tax	(47)	(30)
TOTAL STOCKHOLDERS’ EQUITY	668	659
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$4,355	$4,237

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited, dollars in millions, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net sales	$737	$711	$1,412	$1,374
Cost of sales	348	337	664	658
Gross profit	389	374	748	716
Selling, general and administrative	93	93	177	185
Engineering — research and development	37	33	68	61
Operating income	259	248	503	470
Interest expense, net	(33)	(30)	(69)	(60)
Other income, net	3	4	6	3
Income before income taxes	229	222	440	413
Income tax expense	(48)	(48)	(92)	(88)
Net income	$181	$174	$348	$325
Basic earnings per share attributable to common stockholders	$1.47	$1.30	$2.81	$2.37
Diluted earnings per share attributable to common stockholders	$1.46	$1.29	$2.78	$2.37
Comprehensive income, net of tax	$167	$158	$331	$313

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, dollars in millions)

	Six months ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$348	$325
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	43	44
Depreciation of property, plant and equipment	37	39
Deferred income taxes	33	25
Stock-based compensation	8	6
Expenses related to long-term debt refinancing	5	—
Amortization of deferred financing costs	2	3
Allowance for doubtful accounts	2	1
Other	—	3
Changes in assets and liabilities:
Accounts receivable	(44)	(110)
Inventories	(16)	(17)
Accounts payable	23	46
Other assets and liabilities	(8)	1
Net cash provided by operating activities	433	366
CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions	(133)	—
Additions of long-lived assets	(44)	(29)
Net cash used for investing activities	(177)	(29)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(1,148)	(28)
Issuance of long-term debt	1,148	—
Repurchases of common stock	(285)	(370)
Payments on revolving credit facility	(90)	—
Borrowings on revolving credit facility	90	—
Dividend payments	(37)	(41)
Debt financing fees	(12)	(1)
Taxes paid related to net share settlement of equity awards	(4)	(4)
Proceeds from exercise of stock options	4	5
Net cash used for financing activities	(334)	(439)
Effect of exchange rate changes on cash	—	(1)
Net decrease in cash and cash equivalents	(78)	(103)
Cash and cash equivalents at beginning of period	231	199
Cash and cash equivalents at end of period	$153	$96
Supplemental disclosures:
Interest paid	$53	$57
Income taxes paid	$55	$46

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
The Company has approximately 2,900 employees and 12 different product lines. Although approximately 77% of revenues were generated in North America in 2018, the Company has a global presence by serving customers in Europe, Asia, South America and Africa. The Company serves customers through an independent network of approximately 1,400 independent distributor and dealer locations worldwide.

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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Estimates include, but are not limited to, sales allowances, government price adjustments, fair market values and future cash flows associated with goodwill, indefinite life intangibles, definite life intangibles, long-lived asset impairment tests, useful lives for depreciation and amortization, warranty liabilities, environmental liabilities, determination of discount and other assumptions for pension and other post-retirement benefit expense, determination of discount rate and period for leases, income taxes and deferred tax valuation allowances, derivative valuation and contingencies. The Company’s accounting policies involve the application of judgments and assumptions made by management that include inherent risks and uncertainties. Actual results could differ materially from these estimates. Changes in estimates are recorded in results of operations in the period that the events or circumstances giving rise to such changes occur.
Business Combinations
The Company uses the acquisition method to account for business combinations. The assets acquired and liabilities assumed are recorded at their respective estimated fair value at the date of acquisition. Any excess purchase price over the fair values of the acquired net assets is recorded as goodwill. Determining the fair values of assets acquired and liabilities assumed requires management's judgment and includes the use of estimates with respect to timing and amount of future cash flows, market rate assumptions, actuarial assumptions, appropriate discount rates and other relevant factors.

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
In August 2018, the FASB issued authoritative accounting guidance amending disclosure requirements for the Company's defined benefit pension plans and other post-retirement benefit plan. The guidance will be effective for the Company in fiscal year 2021, and the Company does not plan to early adopt. Management is currently evaluating the impact of this guidance on the Company's consolidated financial statements.
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
In June 2016, the FASB issued authoritative accounting guidance on the presentation of financial assets at the net amount expected to be collected, which guidance was subsequently amended. The guidance also requires the disclosure of financing receivables disaggregated by the year of origination. The guidance will be effective for the Company in fiscal year 2020. Management is currently evaluating the impact of this guidance on the Company's consolidated financial statements by identifying and reviewing financial assets which could be subject to credit losses.

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
The Company may also use volume based discounts and rebates as marketing incentives in the sales of both transmissions and service parts, which are accounted for as variable consideration. The Company records the impact of the incentives as a reduction to revenue when it is determined that the adjustment is not likely to reverse, historically on a quarterly basis. The Company estimates the impact of all other incentives based on the related sales and market conditions in the end market vocation. The Company recorded no adjustments based on variable consideration during the three and six months ended June 30, 2019 and 2018.
Net sales are made on credit terms, generally 30 days, based on an assessment of the customer’s creditworthiness. For certain goods or services, the Company receives consideration prior to satisfying the related performance obligation. Such consideration is recorded as a contract liability in current and non-current Deferred revenue as of June 30, 2019 and December 31, 2018. See Note J, “Deferred Revenue” for more information including the amount of revenue earned during the three and six months ended June 30, 2019 that had been previously deferred. The Company had no contract assets as of June 30, 2019 and December 31, 2018.
The following presents disaggregated revenue by categories that best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
North America On-Highway	$398	$343	$775	$682
North America Off-Highway	9	31	23	64
Defense	37	43	69	80
Outside North America On-Highway	106	101	200	192
Outside North America Off-Highway	40	24	67	36
Service Parts, Support Equipment and Other	147	169	278	320
Total Net Sales	$737	$711	$1,412	$1,374

NOTE D. INVENTORIES
Inventories consisted of the following components (dollars in millions):

	June 30, 2019	December 31, 2018
Purchased parts and raw materials	$95	$82
Work in progress	9	8
Service parts	53	48
Finished goods	31	32
Total inventories	$188	$170

Inventory components shipped to third parties, primarily cores, parts to re-manufacturers, and parts to contract manufacturers, which the Company has an obligation to buy back, are included in purchased parts and raw materials, with an offsetting liability in Other current liabilities. See NOTE L, “Other Current Liabilities” for more information.

NOTE E. GOODWILL AND OTHER INTANGIBLE ASSETS
As of June 30, 2019 and December 31, 2018, the carrying amount of the Company’s Goodwill was $2,019 million and $1,941 million, respectively.
The following presents a summary of other intangible assets (dollars in millions):

	June 30, 2019			December 31, 2018
	Intangible assets, gross	Accumulated amortization	Intangible assets, net	Intangible assets, gross	Accumulated amortization	Intangible assets, net
Other intangible assets:
Trade name	$790	$—	$790	$790	$—	$790
In process research and development	50	—	50	—	—	—
Customer relationships — commercial	835	(641)	194	832	(619)	213
Proprietary technology	479	(454)	25	476	(434)	42
Customer relationships — defense	62	(42)	20	62	(41)	21
Total	$2,216	$(1,137)	$1,079	$2,160	$(1,094)	$1,066

As of June 30, 2019 and December 31, 2018, the net carrying value of the Company’s Goodwill and other intangible assets, net was $3,098 million and $3,007 million, respectively. See NOTE T, "Acquisitions" for details on the increase in the Company's Goodwill and other intangible assets.
Amortization expense related to other intangible assets for the next five fiscal years is expected to be (dollars in millions):

	2020	2021	2022	2023	2024
Amortization expense	$51	$45	$44	$43	$7

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
Level 3 — Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At each balance sheet date, the Company performs an analysis of all instruments subject to authoritative accounting guidance and includes, in Level 3, all of those whose fair value is based on significant unobservable inputs. As of June 30, 2019 and December 31, 2018, the Company did not have any Level 3 financial assets or liabilities.
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

The following table summarizes the fair value of the Company’s financial assets and (liabilities) as of June 30, 2019 and December 31, 2018 (dollars in millions):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		TOTAL
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Cash equivalents	$20	$111	$—	$—	$20	$111
Rabbi trust assets	12	9	—	—	12	9
Deferred compensation obligation	(12)	(9)	—	—	(12)	(9)
Derivative liabilities	—	—	(34)	(9)	(34)	(9)
Total	$20	$111	$(34)	$(9)	$(14)	$102

NOTE G. DEBT
Long-term debt and maturities are as follows (dollars in millions):

	June 30, 2019	December 31, 2018
Long-term debt:
Senior Secured Credit Facility Term Loan, variable, due 2022	$—	$1,148
Senior Notes, fixed 5.0%, due 2024	1,000	1,000
Senior Secured Credit Facility Term Loan, variable, due 2026	648	—
Senior Notes, fixed 4.75%, due 2027	400	400
Senior Notes, fixed 5.875%, due 2029	500	—
Total long-term debt	$2,548	$2,548
Less: current maturities of long-term debt	6	—
deferred financing costs, net	28	25
Total long-term debt, net	$2,514	$2,523

As of June 30, 2019, the Company had $2,548 million of indebtedness associated with Allison Transmission, Inc.’s (“ATI”), the Company’s wholly-owned subsidiary, 5.0% Senior Notes due September 2024 (“5.0% Senior Notes”), ATI’s 4.75% Senior Notes due October 2027 (“4.75% Senior Notes”), ATI’s 5.875% Senior Notes due June 2029 (“5.875% Senior Notes,” and, together with the 5.0% Senior Notes and 4.75% Senior Notes, the “Senior Notes”) and the Second Amended and Restated Credit Agreement dated as of March 29, 2019 (the “Credit Agreement”), governing ATI’s new term loan facility in the amount of $648 million due March 2026 (“New Term Loan”) and ATI’s new revolving credit facility with commitments in the amount of $600 million due September 2024 (“New Revolving Credit Facility” and, together with the New Term Loan, the “New Senior Secured Credit Facility”).
The fair value of the Company’s long-term debt obligations as of June 30, 2019 was $2,593 million. The fair value is based on quoted Level 2 market prices of the Company’s debt as of June 30, 2019. It is not expected that the Company would be able to repurchase a significant amount of its debt at these levels. The difference between the fair value and carrying value of the long-term debt is driven primarily by trends in the financial markets.

New Senior Secured Credit Facility
In March 2019, the Company and ATI entered into the Credit Agreement to reduce the commitments under the prior term loan due 2022 (“Prior Term Loan”) by $500 million and increase the commitments under the prior $550 million revolving credit facility due 2021 (“Prior Revolving Credit Facility” and, together with the Prior Term Loan, the “Prior Senior Secured Credit Facility”) by $50 million. The New Senior Secured Credit Facility also extended the maturity of the Prior Term Loan from 2022 to 2026 and extended the Prior Revolving Credit Facility termination date from 2021 to 2024. The New Senior Secured Credit Facility replaced the Prior Senior Secured Credit Facility, including the Prior Term Loan and Prior Revolving Credit Facility, on March 29, 2019. The Credit Agreement was treated as a modification to the Prior Senior Secured Credit Facility under GAAP, and thus the Company expensed $5 million of prior deferred financing fees and $1 million of related third party fees in the Condensed Consolidated Statement of Comprehensive Income for the six months ended June 30, 2019 and recorded $5 million as new deferred financing fees in the Condensed Consolidated Balance Sheet in the first quarter of 2019.
In March 2018, ATI entered into an amendment with the term loan lenders under the Prior Senior Secured Credit Facility to lower the applicable margins on the Prior Term Loan by 0.25%. The March 2018 amendment was treated as a modification to the Prior Senior Secured Credit Facility under GAAP, and thus the Company recorded $1 million as new deferred financing fees in the first quarter of 2018.
The borrowings under the New Senior Secured Credit Facility are collateralized by a lien on substantially all assets of the Company, ATI and each of the existing and future U.S. subsidiary guarantors, with certain exceptions set forth in the Credit Agreement, and ATI’s capital stock and all of the capital stock or other equity interests held by the Company, ATI and each of ATI’s existing and future U.S. subsidiary guarantors (subject to certain limitations for equity interest of foreign subsidiaries and other exceptions set forth in the Credit Agreement). Interest on the New Term Loan, as of June 30, 2019, is either (a) 2.00% over a LIBOR rate on deposits in U.S. dollars for one-, two-, three- or six-month periods (or twelve-month or shorter periods if, at the time of the borrowing, available from all relevant lenders) (the "LIBOR Rate"), or (b) 1.00% over the greater of the prime lending rate as quoted by the administrative agent, the LIBOR rate for an interest period of one month plus 1.00% and the federal funds effective rate published by the Federal Reserve Bank of New York plus 0.50%, subject to a 1.00% floor (the "Base Rate"). As of June 30, 2019, the Company elected to pay the lowest all-in rate of LIBOR plus the applicable margin, or 4.48%, on the New Term Loan. The Credit Agreement requires minimum quarterly principal payments on the New Term Loan starting with the fiscal quarter ending September 30, 2019, as well as prepayments from certain net cash proceeds of non-ordinary course asset sales and casualty and condemnation events, the incurrence of certain debt and from a percentage of excess cash flow, if applicable. The minimum required quarterly principal payment on the New Term Loan through its maturity date of March 2026 is $2 million. As of June 30, 2019, there had been no payments required for certain net cash proceeds of non-ordinary course asset sales and casualty and condemnation events. The remaining principal balance is due upon maturity.
The New Senior Secured Credit Facility also provides a New Revolving Credit Facility, net of an allowance for up to $75 million in outstanding letters of credit commitments. Throughout the six months ended June 30, 2019, the Company made periodic withdrawals and payments on the New Revolving Credit Facility as part of the Company's debt management plans. The maximum amount outstanding at any time during the six months ended June 30, 2019 was $90 million. As of June 30, 2019, the Company had $578 million available under the New Revolving Credit Facility, net of $22 million in letters of credit. Borrowings under the New Revolving Credit Facility bear interest at a variable base rate plus an applicable margin based on the Company’s first lien net leverage ratio. When the Company’s first lien net leverage ratio is above 4.00x, interest on the New Revolving Credit Facility is (a) 0.75% over the Base Rate or (b) 1.75% over the LIBOR Rate; when the Company’s first lien net leverage ratio is equal to or less than 4.00x and above 3.50x, interest on the New Revolving Credit Facility is (i) 0.50% over the Base Rate or (ii) 1.50% over the LIBOR Rate; and when the Company’s first lien net leverage ratio is equal to or below 3.50x, interest on the New Revolving Credit Facility is (y) 0.25% over the Base Rate or (z) 1.25% over the LIBOR Rate. As of June 30, 2019, the applicable margin for the New Revolving Credit Facility was 1.25%. In addition, there is an annual commitment fee, based on the Company’s first lien net leverage ratio, on the average unused revolving credit borrowings available under the New Revolving Credit Facility. As of June 30, 2019, the commitment fee is 0.25%. Borrowings under the New Revolving Credit Facility are payable at the option of the Company throughout the term of the New Senior Secured Credit Facility with the balance due in September 2024.
The New Senior Secured Credit Facility requires the Company to maintain a specified maximum first lien net leverage ratio of 5.50x when revolving loan commitments remain outstanding on the New Revolving Credit Facility at the end of a fiscal quarter. As of June 30, 2019, the Company had no amounts outstanding under the New Revolving Credit Facility; however, the Company would have been in compliance with the maximum first lien net leverage ratio, achieving a 0.43x ratio. Additionally, within the terms of the New Senior Secured Credit Facility, a first lien net leverage ratio at or below 4.00x results in the elimination of excess cash flow payments on the New Senior Secured Credit Facility for the applicable year.
In addition, the Credit Agreement, among other things, includes customary restrictions (subject to certain exceptions) on the Company’s ability to incur certain indebtedness, grant certain liens, make certain investments, engage in acquisitions, consolidations and mergers, declare or pay certain dividends or repurchase shares of the Company’s common stock. As of June 30, 2019, the Company was in compliance with all covenants under the Credit Agreement.
5.0% Senior Notes
The 5.0% Senior Notes are unsecured and are guaranteed by each of ATI’s domestic subsidiaries that is a borrower under or guarantees the New Senior Secured Credit Facility and are unconditionally guaranteed, jointly and severally, by any of ATI’s future domestic subsidiaries that are borrowers under or guarantee the New Senior Secured Credit Facility. None of ATI’s domestic subsidiaries currently guarantee its obligations under the New Senior Secured Credit Facility, and therefore none of ATI’s domestic subsidiaries currently guarantee the 5.0% Senior Notes. The indenture governing the 5.0% Senior Notes contains negative covenants restricting or limiting the Company’s ability to, among other things: incur or guarantee additional indebtedness, incur liens, pay dividends on, redeem or repurchase the Company’s capital stock, make certain investments, permit payment or dividend restrictions on certain of the Company’s subsidiaries, sell assets, engage in certain transactions with affiliates, and consolidate or merge or sell all or substantially all of the Company’s assets. As of June 30, 2019, the Company was in compliance with all covenants under the indenture governing the 5.0% Senior Notes.
4.75% Senior Notes
The 4.75% Senior Notes are unsecured and are guaranteed by each of ATI’s domestic subsidiaries that is a borrower under or guarantees the New Senior Secured Credit Facility and are unconditionally guaranteed, jointly and severally, by any of ATI’s future domestic subsidiaries that are borrowers under or guarantee the New Senior Secured Credit Facility. None of ATI’s domestic subsidiaries currently guarantee its obligations under the New Senior Secured Credit Facility, and therefore none of ATI’s domestic subsidiaries currently guarantee the 4.75% Senior Notes. The indenture governing the 4.75% Senior Notes contains negative covenants restricting or limiting the Company’s ability to, among other things: incur or guarantee additional indebtedness, incur liens, pay dividends on, redeem or repurchase the Company’s capital stock, make certain investments, permit payment or dividend restrictions on certain of the Company’s subsidiaries, sell assets, engage in certain transactions with affiliates, and consolidate or merge or sell all or substantially all of the Company’s assets. As of June 30, 2019, the Company was in compliance with all covenants under the indenture governing the 4.75% Senior Notes.
5.875% Senior Notes
In March 2019, ATI completed an offering of $500 million of the 5.875% Senior Notes. The 5.875% Senior Notes were offered in a private placement exempt from registration under the Securities Act of 1933, as amended. The net proceeds from the offering, together with borrowings under the New Senior Secured Credit Facility and cash on hand, were used to repay all of the outstanding borrowings under the Prior Term Loan plus accrued and unpaid interest and related transaction expenses. As a result of the offering, the Company recorded $6 million as deferred financing fees in the Condensed Consolidated Balance Sheet in the first quarter of 2019.
The 5.875% Senior Notes are unsecured and are guaranteed by each of ATI’s domestic subsidiaries that is a borrower under or guarantees the New Senior Secured Credit Facility and are unconditionally guaranteed, jointly and severally, by any of ATI’s future domestic subsidiaries that are borrowers under or guarantee the New Senior Secured Credit Facility. None of ATI’s domestic subsidiaries currently guarantee its obligations under the New Senior Secured Credit Facility, and therefore none of ATI’s domestic subsidiaries currently guarantee the 5.875% Senior Notes. The indenture governing the 5.875% Senior Notes contains negative covenants restricting or limiting the Company’s ability to, among other things: incur or guarantee additional indebtedness, incur liens, pay dividends on, redeem or repurchase the Company’s capital stock, make certain investments, permit payment or dividend restrictions on certain of the Company’s subsidiaries, sell assets, engage in certain transactions with affiliates, and consolidate or merge or sell all or substantially all of the Company’s assets. As of June 30, 2019, the Company was in compliance with all covenants under the indenture governing the 5.875% Senior Notes.

NOTE H. DERIVATIVES
The Company is subject to interest rate risk related to the New Senior Secured Credit Facility and enters into interest rate swaps that are based on LIBOR to manage a portion of this exposure. The interest rate swaps are designated as cash flow hedges that qualify for hedge accounting under the hypothetical derivative method. Fair value adjustments are recorded as a component of AOCL in the Condensed Consolidated Balance Sheets. Balances in AOCL are reclassified to earnings when transactions related to the underlying risk are settled. During the first quarter of 2019, the Company entered into $250 million of interest rate swaps and designated them as cash flow hedges under the hypothetical derivative method. As of June 30, 2019, the Company held interest rate swaps effective from September 2019 to September 2025 with notional values totaling $250 million and a weighted average LIBOR fixed rate of 3.04%, interest rate swaps effective from September 2019 to September 2022 with notional values totaling $250 million and a weighted average LIBOR fixed rate of 3.01% and interest rate swaps effective from September 2022 to September 2025 with notional values totaling $250 million and a weighted average LIBOR fixed rate of 2.82%. See NOTE F “Fair Value of Financial Instruments” for information regarding the fair value of the Company’s interest rate swaps.
The following tabular disclosures further describe the Company’s interest rate derivatives qualifying and designated for hedge accounting and their impact on the financial condition of the Company (dollars in millions):

		Fair Value
	Balance Sheet Location	June 30, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Interest rate swaps	Other current liabilities	$5	$1
	Other non-current liabilities	29	8
Total derivatives designated as hedging instruments		$34	$9

The balance of derivative losses recorded in AOCL as of June 30, 2019 was $34 million. See NOTE O “Accumulated Other Comprehensive Loss” for information regarding activity recorded as a component of AOCL during the three and six months ended June 30, 2019. The Company had $3 million derivative losses recorded in AOCL expected to be reclassified to earnings within the next twelve months as of June 30, 2019.

NOTE I. PRODUCT WARRANTY LIABILITIES
As of June 30, 2019, current and non-current product warranty liabilities were $27 million and $32 million, respectively. As of June 30, 2018, current and non-current product warranty liabilities were $28 million and $37 million, respectively.
Product warranty liability activities consist of the following (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Beginning balance	$64	$62	$66	$55
Payments	(6)	(10)	(12)	(19)
Increase in liability (warranty issued during period)	6	12	11	21
Net adjustments to liability	(5)	1	(6)	8
Ending balance	$59	$65	$59	$65

NOTE J. DEFERRED REVENUE
As of June 30, 2019, current and non-current deferred revenue was $34 million and $99 million, respectively. As of June 30, 2018, current and non-current deferred revenue was $38 million and $87 million, respectively.
Deferred revenue activity consists of the following (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Beginning balance	$131	$112	$122	$110
Increases	11	23	29	33
Revenue earned	(9)	(10)	(18)	(18)
Ending balance	$133	$125	$133	$125

Deferred revenue recorded in current and non-current liabilities related to ETC as of June 30, 2019 was $29 million and $77 million, respectively. Deferred revenue recorded in current and non-current liabilities related to ETC as of June 30, 2018 was $29 million and $71 million, respectively.

NOTE K. LEASES
Adoption of New Lease Guidance
New authoritative guidance for leases was adopted by the Company effective January 1, 2019 using the optional transition method. Balances as of June 30, 2019 and results for the three and six months ended June 30, 2019 are presented in conformity with the new authoritative accounting guidance, while prior period balances and results are presented in conformity with prior accounting guidance for leases.
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
Lessee Accounting
Contracts are assessed by the Company to determine if the contract conveys the right to control an identified asset in exchange for consideration during a period of time. The Company classifies all identified leases as operating or finance leases. As of June 30, 2019, the Company was not a party to any finance leases. Contracts that contain leases are assessed to determine if the consideration in the contract is related to a lease component, non-lease component or other components not related to the lease. Lease components are recorded as ROU assets and lease liabilities while any non-lease component is expensed as incurred. The consideration in the contract related to other components not related to the lease is allocated among the lease component and the non-lease component, as applicable, based on the stand-alone selling price of the lease and non-lease components.
Certain lease contracts may contain an option to extend or terminate the lease. The Company considers the economic impact of extension and termination options by contract. If the Company concludes it is reasonably certain an option will be exercised, that option is included in the lease term and impacts the amount recorded as an ROU asset and lease liability upon inception of the contract.
The Company's lease liability is determined by discounting the future cash flows over the lease period. The Company determines its discount rates utilizing current secured financing rates based on the length of the lease period plus the Company's margin over LIBOR on the New Term Loan. The Company believes this rate effectively represents a borrowing rate the Company could obtain on a debt instrument possessing similar terms as the lease. The lease liability is classified between current and non-current liabilities based on the terms of the underlying leases. The weighted average discount rate on operating leases as of June 30, 2019 was 4.33%.

As of December 31, 2018, future undiscounted payments under operating leases (as defined by prior guidance) are expected to be as follows for the next five annual periods and thereafter following December 31, 2018:

December 31, 2018
2019	$4
2020	3
2021	2
2022	1
2023	1
Thereafter	—
Total	$11

As of June 30, 2019, the Company recorded current and non-current operating lease liabilities of $4 million and $17 million, respectively. The following table reconciles total operating lease liabilities as of June 30, 2019 to future undiscounted cash flows for operating leases:

June 30, 2019
2019	$3
2020	5
2021	3
2022	2
2023	2
Thereafter	9
Total lease payments	$24
Less: Interest	3
Present value of lease liabilities	$21

ROU assets are calculated as the related lease liability adjusted for lease incentives, prepayments and the effect of escalating lease payments on period expense. The below table depicts the ROU assets held by the Company based on the underlying asset:

June 30, 2019
Buildings	$19
Land	1
Vehicles	1
Equipment	1
Total right-of-use assets	$22

The weighted average remaining lease term as of June 30, 2019 was 7.08 years.
Operating lease expense was $2 million and $3 million for the three and six months ended June 30, 2019, respectively, and recorded within Selling, general and administrative expense and Engineering - research and development on the Company's Condensed Consolidated Statements of Comprehensive Income. There was no short-term operating lease expense for the three and six months ended June 30, 2019.
The calculation of the the Company's ROU assets and lease liabilities did not include cash consideration as of June 30, 2019. During the three and six months ended June 30, 2019, the Company added $8 million of new ROU assets obtained through non-cash transactions.

NOTE L. OTHER CURRENT LIABILITIES
Other current liabilities consist of the following (dollars in millions):

	As of June 30, 2019	As of December 31, 2018
Payroll and related costs	$62	$81
Sales allowances	28	39
Accrued interest payable	28	19
Vendor buyback obligation	15	15
Taxes payable	10	10
Vendor liability	10	5
Defense price reduction reserve	9	9
Derivative liabilities	5	1
Non-trade payables	4	3
Lease liability	4	—
Other accruals	18	15
Total	$193	$197

NOTE M. EMPLOYEE BENEFIT PLANS
Components of net periodic benefit cost (credit) consist of the following (dollars in millions):

	Pension Plans		Post-retirement Benefits
	Three months ended June 30,		Three months ended June 30,
	2019	2018	2019	2018
Net periodic benefit cost:
Service cost	$3	$3	$1	$1
Interest cost	2	1	1	1
Expected return on assets	(3)	(2)	—	—
Prior service credit	—	—	(4)	(4)
Net periodic benefit cost (credit)	$2	$2	$(2)	$(2)

	Pension Plans		Post-retirement Benefits
	Six months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net periodic benefit cost:
Service cost	$5	$6	$1	$1
Interest cost	4	3	2	2
Expected return on assets	(5)	(4)	—	—
Prior service credit	—	—	(7)	(7)
Net periodic benefit cost (credit)	$4	$5	$(4)	$(4)

The components of net periodic benefit cost (credit) other than the service cost component are included in Other income, net in the Condensed Consolidated Statements of Comprehensive Income.

NOTE N. INCOME TAXES
For the three and six months ended June 30, 2019, the Company recorded total tax expense of $48 million and $92 million, respectively. The effective tax rate for both the three and six months ended June 30, 2019 was 21%. For the three and six months ended June 30, 2018, the Company recorded total tax expense of $48 million and $88 million, respectively. The effective tax rate for three and six months ended June 30, 2018 was 22% and 21%, respectively.
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
In accordance with the FASB’s authoritative guidance on accounting for income taxes, the Company has recorded a liability for unrecognized tax benefits related to a 2010 Research and Development Credit as of June 30, 2019 and December 31, 2018. The accounting guidance prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company's returns will remain subject to examination by the various taxing authorities for the duration of the applicable statute of limitations (generally three years from the later of the date of filing or the due date of the return).

NOTE O. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables reconcile changes in AOCL by component (net of tax, dollars in millions):

	Three months ended
	Pension and OPEB liability adjustment	Available-for-sale securities and interest rate swaps	Foreign currency items	Total
AOCL as of March 31, 2018	$5	$—	$(16)	$(11)
Other comprehensive loss before reclassifications	—	(2)	(12)	(14)
Amounts reclassified from AOCL	(4)	—	—	(4)
Income tax	2	—	—	2
Net current period other comprehensive loss	$(2)	$(2)	$(12)	$(16)
AOCL as of June 30, 2018	$3	$(2)	$(28)	$(27)
AOCL as of March 31, 2019	$15	$(16)	$(32)	$(33)
Other comprehensive (loss) income before reclassifications	—	(15)	1	(14)
Amounts reclassified from AOCL	(4)	—	—	(4)
Income tax	1	3	—	4
Net current period other comprehensive (loss) income	$(3)	$(12)	$1	$(14)
AOCL as of June 30, 2019	$12	$(28)	$(31)	$(47)

	Six months ended
	Pension and OPEB liability adjustment	Available-for-sale securities and interest rate swaps	Foreign currency items	Total
AOCL as of December 31, 2017	$8	$—	$(23)	$(15)
Other comprehensive loss before reclassifications	—	(2)	(5)	(7)
Amounts reclassified from AOCL	(7)	—	—	(7)
Income tax	2	—	—	2
Net current period other comprehensive loss	$(5)	$(2)	$(5)	$(12)
AOCL as of June 30, 2018	$3	$(2)	$(28)	$(27)
AOCL as of December 31, 2018	$9	$(7)	$(32)	$(30)
Other comprehensive (loss) income before reclassifications	—	(25)	1	(24)
Amounts reclassified from AOCL	(7)	—	—	(7)
Income tax	2	5	—	7
Reclassification of stranded tax effects	8	(1)	—	7
Net current period other comprehensive income (loss)	$3	$(21)	$1	$(17)
AOCL as of June 30, 2019	$12	$(28)	$(31)	$(47)

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

	Amounts reclassified from AOCL		Affected line item in the Condensed Consolidated Statements of Comprehensive Income
AOCL Components	Three months ended June 30, 2019	Three months ended June 30, 2018
Amortization of benefit items:
Prior service cost	$4	$4	Other income, net
Total reclassifications, before tax	$4	$4	Income before income taxes
Income tax expense	(1)	(2)	Income tax expense
Total reclassifications	$3	$2	Net of tax

	Amounts reclassified from AOCL		Affected line item in the Condensed Consolidated Statements of Comprehensive Income
AOCL Components	Six months ended June 30, 2019	Six months ended June 30, 2018
Amortization of benefit items:
Prior service cost	$7	$7	Other income, net
Total reclassifications, before tax	$7	$7	Income before income taxes
Income tax expense	(2)	(2)	Income tax expense
Total reclassifications	$5	$5	Net of tax

Prior service cost and actuarial loss are included in the computation of the Company’s net periodic benefit cost. See NOTE M, “Employee Benefit Plans” for additional details.

NOTE P. COMMITMENTS AND CONTINGENCIES
Environmental Matters
The Company has an agreement with the Environmental Protection Agency to perform remedial activities at the Company’s Indianapolis, Indiana manufacturing facilities related to historical soil and groundwater contamination. As of June 30, 2019, the Company had a liability recorded in the amount of $12 million.
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

NOTE Q. EARNINGS PER SHARE
The Company presents both basic and diluted earnings per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted EPS is calculated by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during the reporting period that are calculated using the treasury stock method for stock-based awards. The treasury stock method assumes that the Company uses the proceeds from the exercise of awards to repurchase common stock at the average market price during the period. The assumed proceeds under the treasury stock method include the purchase price that the grantee will pay in the future and compensation cost for future service that the Company has not yet recognized. For the three and six months ended both June 30, 2019 and June 30, 2018, there were no outstanding stock options excluded from the diluted EPS calculation because they were anti-dilutive.

The following table reconciles the numerators and denominators used to calculate basic EPS and diluted EPS (in millions, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net income	$181	$174	$348	$325
Weighted average shares of common stock outstanding	123	134	124	137
Dilutive effect of stock-based awards	1	1	1	—
Diluted weighted average shares of common stock outstanding	124	135	125	137
Basic earnings per share attributable to common stockholders	$1.47	$1.30	$2.81	$2.37
Diluted earnings per share attributable to common stockholders	$1.46	$1.29	$2.78	$2.37

NOTE R. COMMON STOCK
The Company’s current stock repurchase program ("Repurchase Program") was announced on November 14, 2016 when the Board of Directors authorized the Company to repurchase up to $1,000 million of its common stock on the open market or through privately negotiated transactions. On November 8, 2017, the Board of Directors authorized the Company to repurchase an additional $500 million of its common stock, on July 30, 2018, the Board of Directors authorized the Company to repurchase an additional $500 million of its common stock and on May 9, 2019, the Board of Directors authorized the Company to repurchase an additional $1,000 million of its common stock, bringing the total amount authorized under the Repurchase Program to $3,000 million. The Repurchase Program has no termination date. The timing and amount of stock purchases are subject to market conditions and corporate needs. The Repurchase Program may be modified, suspended or discontinued at any time at the Company’s discretion.
During the three and six months ended June 30, 2019, the Company repurchased approximately $235 million and $285 million, respectively, of its common stock under the Repurchase Program, leaving $1,160 million of authorized repurchases remaining under the Repurchase Program as of June 30, 2019.

NOTE S. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
On May 7, 2019, the Company entered into a stock repurchase agreement with Ashe Capital Management, LP to repurchase 4,977,043 shares of the Company's common stock for approximately $232 million. William Harker, a member of the Company's Board of Directors until May 9, 2019, is the President and Co-Founder of Ashe Capital Management, LP. The shares were repurchased under the Repurchase Program. The purchase was funded with cash on hand and borrowings under the New Revolving Credit Facility. The shares were subsequently retired.

NOTE T. ACQUISITIONS
AxleTech Electric Vehicle Systems Division Acquisition
On April 16, 2019, the Company acquired, from AxleTech, a technology company that engineers, designs, manufactures, sells and services powertrain solutions for on-highway and off-highway heavy-duty vehicles, all of the assets related to its electric vehicle systems division, which designs and manufactures fully integrated electrified-axle propulsion solutions for medium- and heavy-duty trucks and transit buses, for approximately $124 million in cash. The acquisition aligns with the Company's strategy to advance its position in propulsion solutions. The Company has accounted for this acquisition in accordance with authoritative accounting guidance on business combinations. The acquired business was integrated into the Company's single operating segment.
The preliminary purchase price allocation for this transaction resulted in the recognition of goodwill, intangible assets, inventory and property, plant and equipment of $66 million, $56 million, $1 million and $1 million, respectively. The amount allocated to goodwill is deductible for income tax purposes. Goodwill represents the excess of the consideration transferred over the preliminary estimate of fair values of the assets acquired and liabilities assumed and is primarily attributable to intangible assets, such as the assembled workforce, which are not separately recognizable. The Company is currently completing its fair value assessment of the acquired assets and liabilities with the assistance of third-party valuation specialists and any adjustments identified in the measurement period, which will not exceed one year from the acquisition date, will be accounted for prospectively.
Vantage Power Limited Acquisition
On April 12, 2019, the Company acquired all of the outstanding shares of Vantage Power Limited, a privately owned company based in the United Kingdom which designs and manufactures powertrain electrification and connectivity technologies applicable to a broad range of commercial vehicle end markets. The Company paid approximately $9 million, in cash on April 12, 2019 and may pay up to an additional $8 million over the next three years based on specified conditions being met. The Company has accounted for this acquisition in accordance with authoritative accounting guidance on business combinations. The acquired business was integrated into the Company's single operating segment as a wholly-owned subsidiary.

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
We have approximately 2,900 employees and 12 different product lines. Although approximately 77% of revenues were generated in North America in 2018, we have a global presence by serving customers in Europe, Asia, South America and Africa. We serve customers through an independent network of approximately 1,400 independent distributor and dealer locations worldwide.

Trends Impacting Our Business
Our net sales are driven by commercial vehicle production, which tends to be highly correlated to macroeconomic conditions. In 2019, we expect lower demand in the Service Parts, Support Equipment and Other and North America Off-Highway end markets, partially offset by increased demand in the North America On-Highway end market, price increases on certain products and continued execution of our growth initiatives.
Second Quarter Net Sales by End Market (dollars in millions)

End Market	Q2 2019 Net Sales	Q2 2018 Net Sales	% Variance
North America On-Highway	$398	$343	16%
North America Off-Highway	9	31	(71%)
Defense	37	43	(14%)
Outside North America On-Highway	106	101	5%
Outside North America Off-Highway	40	24	67%
Service Parts, Support Equipment and Other	147	169	(13%)
Total Net Sales	$737	$711	4%
North America On-Highway end market net sales were up 16% for the second quarter 2019 compared to the second quarter 2018, principally driven by higher demand led by the continued execution of our growth initiatives and market share gains in Class 4/5 truck.
North America Off-Highway end market net sales were down $22 million for the second quarter 2019 compared to the second quarter 2018, principally driven by lower demand from hydraulic fracturing applications.
Defense end market net sales were down 14% for the second quarter 2019 compared to the second quarter 2018, principally driven by intra-year movement in the timing of Tracked vehicle demand.

Outside North America On-Highway end market net sales were up 5% for the second quarter 2019 compared to the second quarter 2018, principally driven by higher demand in Europe and South America, partially offset by lower demand in Asia.
Outside North America Off-Highway end market net sales were up $16 million for the second quarter 2019 compared to the second quarter 2018, principally driven by higher demand in the energy sector.
Service Parts, Support Equipment and Other end market net sales were down 13% for the second quarter 2019 compared to the second quarter 2018, principally driven by lower demand for North America service parts.

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
Cost of sales
Our primary components of cost of sales are purchased parts, the overhead expense related to our manufacturing operations and direct labor associated with the manufacture and assembly of transmissions and parts. For the six months ended June 30, 2019, direct material costs were approximately 71%, overhead costs were approximately 22%, and direct labor costs were approximately 7% of total cost of sales. We are subject to changes in our cost of sales caused by movements in underlying commodity prices. We seek to hedge against this risk by using long-term supply agreements (“LTSAs”), as appropriate. See Part I, Item 3 “Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk” included below.
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

Non-GAAP Financial Measures
We use Adjusted Earnings before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) and Adjusted EBITDA as a percent of net sales to measure our operating profitability. We believe that Adjusted EBITDA and Adjusted EBITDA as a percent of net sales provide management, investors and creditors with useful measures of the operational results of our business and increase the period-to-period comparability of our operating profitability and comparability with other companies. Adjusted EBITDA as a percent of net sales is also used in the calculation of management’s incentive compensation program. The most directly comparable U.S. generally accepted accounting principles (“GAAP”) measure to Adjusted EBITDA and Adjusted EBITDA as a percent of net sales is Net income and Net income as a percent of net sales, respectively. Adjusted EBITDA is calculated as earnings before interest expense, income tax expense, amortization of intangible assets, depreciation of property, plant and equipment and other adjustments as defined by the Second Amended and Restated Credit Agreement dated as of March 29, 2019 ("Credit Agreement"), governing Allison Transmission, Inc.’s (“ATI”), our wholly-owned subsidiary, new term loan facility in the amount of $648 million due March 2026 ("New Term Loan”, and together with ATI’s new revolving credit facility with commitments in the amount of $600 million due September 2024 ("New Revolving Credit Facility") defined as the “New Senior Secured Credit Facility”). Adjusted EBITDA as a percent of net sales is calculated as Adjusted EBITDA divided by net sales.
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

The following is a reconciliation of Net income and Net income as a percent of net sales to Adjusted EBITDA and Adjusted EBITDA as a percent of net sales and a reconciliation of Net cash provided by operating activities to Adjusted free cash flow:

	Three months ended June 30,		Six months ended June 30,
(unaudited, dollars in millions)	2019	2018	2019	2018
Net income (GAAP)	$181	$174	$348	$325
plus:
Income tax expense	48	48	92	88
Interest expense, net	33	30	69	60
Amortization of intangible assets	21	22	43	44
Depreciation of property, plant and equipment	19	19	37	39
Stock-based compensation expense (a)	5	3	8	6
Expenses related to long-term debt refinancing (b)	—	—	1	—
Unrealized loss on foreign exchange (c)	1	1	—	3
UAW Local 933 retirement incentive (d)	—	—	—	7
Adjusted EBITDA (Non-GAAP)	$308	$297	$598	$572
Net sales (GAAP)	$737	$711	$1,412	$1,374
Net income as a percent of net sales (GAAP)	24.6%	24.5%	24.6%	23.7%
Adjusted EBITDA as a percent of net sales (Non-GAAP)	41.8%	41.8%	42.4%	41.6%
Net cash provided by operating activities (GAAP)	$239	$213	$433	$366
Deductions to reconcile to Adjusted free cash flow:
Additions of long-lived assets	(25)	(19)	(44)	(29)
Adjusted free cash flow (Non-GAAP)	$214	$194	$389	$337

(a)	Represents stock-based compensation expense (recorded in Cost of sales, Selling, general and administrative, and Engineering - research and development).

(b)
Represents expenses (recorded in Other income, net) related to the refinancing of the prior term loan due 2022 and prior revolving credit facility due 2021 (together, the "Prior Senior Secured Credit Facility") in the first quarter of 2019.

(c)	Represents losses (recorded in Other income, net) on intercompany financing transactions related to investments in plant assets for our India facility.

(d)
Represents a charge (recorded in Cost of sales) related to a retirement incentive program for certain employees represented by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America ("UAW") pursuant to the UAW Local 933 collective bargaining agreement effective through November 2023.

Results of Operations
Comparison of three months ended June 30, 2019 and 2018
The following table sets forth certain financial information for the three months ended June 30, 2019 and 2018. The following table and discussion should be read in conjunction with the information contained in our condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Three months ended June 30,
(unaudited, dollars in millions)	2019	% of net sales	2018	% of net sales
Net sales	$737	100%	$711	100%
Cost of sales	348	47	337	47
Gross profit	389	53	374	53
Operating expenses:
Selling, general and administrative	93	13	93	13
Engineering — research and development	37	5	33	5
Total operating expenses	130	18	126	18
Operating income	259	35	248	35
Interest expense, net	(33)	(4)	(30)	(4)
Other income, net	3	—	4	1
Income before income taxes	229	31	222	32
Income tax expense	(48)	(6)	(48)	(7)
Net income	$181	25%	$174	25%
Net sales
Net sales for the quarter ended June 30, 2019 were $737 million compared to $711 million for the quarter ended June 30, 2018, an increase of 4%. The increase was principally driven by a $55 million, or 16%, increase in net sales in the North America On-Highway end market principally driven by higher demand led by the continued execution of our growth initiatives and market share gains in Class 4/5 truck, a $16 million, or 67%, increase in net sales in the Outside North America Off-Highway end market principally driven by higher demand in the energy sector, and a $5 million, or 5%, increase in net sales in the Outside North America On-Highway end market principally driven by higher demand in Europe and South America, partially offset by a $22 million, or 71%, decrease in net sales in the North America Off-Highway end market principally driven by lower demand from hydraulic fracturing applications, a $22 million, or 13%, decrease in net sales in the Service Parts, Support Equipment and Other end market principally driven by lower demand for North America service parts and a $6 million, or 14%, decrease in net sales in the Defense end market principally driven by intra-year movement in the timing of Tracked vehicle demand.
Cost of sales
Cost of sales for the quarter ended June 30, 2019 was $348 million compared to $337 million for the quarter ended June 30, 2018, an increase of 3%. The increase was principally driven by increased direct material expense commensurate with increased net sales and $2 million of higher incentive compensation expense.
Gross profit
Gross profit for the quarter ended June 30, 2019 was $389 million compared to $374 million for the quarter ended June 30, 2018, an increase of 4%. The increase was principally driven by $13 million related to increased net sales and $4 million of price increases on certain products, partially offset by $2 million of higher incentive compensation expense. Gross profit as a percent of net sales for the three months ended June 30, 2019 increased 20 basis points compared to the same period in 2018 principally driven by increased net sales and price increases on certain products, partially offset by higher incentive compensation expense.

Selling, general and administrative
Selling, general and administrative expenses were $93 million for both the quarters ended June 30, 2019 and June 30, 2018 principally driven by $7 million of lower 2019 product warranty expense and $5 million of favorable 2019 product warranty adjustments, offset by increased commercial activities spending and $3 million of higher incentive compensation expense.
Engineering — research and development
Engineering expenses for the quarter ended June 30, 2019 were $37 million compared to $33 million for the quarter ended June 30, 2018, an increase of 12%. The increase was principally driven by increased product initiatives spending.
Interest expense, net
Interest expense, net for the quarter ended June 30, 2019 was $33 million compared to $30 million for the quarter ended June 30, 2018, an increase of 10%. The increase was principally driven by $7 million of interest expense on ATI's 5.875% Senior Notes due June 2029 (“5.875% Senior Notes”) issued in the first quarter of 2019, partially offset by $4 million of lower interest expense on ATI’s New Term Loan due primarily to the repayment of $500 million of principal in the first quarter of 2019.
Other income, net
Other income, net for the quarter ended June 30, 2019 was $3 million compared to $4 million for the quarter ended June 30, 2018. The change was principally driven by $1 million of decreased credits related to post-retirement benefit plan amendments.
Income tax expense
Income tax expense for the three months ended June 30, 2019 was $48 million, resulting in an effective tax rate of 21%, compared to $48 million of income tax expense and an effective tax rate of 22% for the three months ended June 30, 2018. Income tax expense was principally driven by increased taxable income offset by discrete activity related to stock-based compensation.

Comparison of six months ended June 30, 2019 and 2018
The following table sets forth certain financial information for the six months ended June 30, 2019 and 2018. The following table and discussion should be read in conjunction with the information contained in our condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Six months ended June 30,
(unaudited, dollars in millions)	2019	% of net sales	2018	% of net sales
Net sales	$1,412	100%	$1,374	100%
Cost of sales	664	47	658	48
Gross profit	748	53	716	52
Operating expenses:
Selling, general and administrative	177	13	185	14
Engineering — research and development	68	5	61	4
Total operating expenses	245	18	246	18
Operating income	503	35	470	34
Interest expense, net	(69)	(5)	(60)	(4)
Other income, net	6	—	3	—
Income before income taxes	440	30	413	30
Income tax expense	(92)	(6)	(88)	(6)
Net income	$348	24%	$325	24%
Net sales
Net sales for the six months ended June 30, 2019 were $1,412 million compared to $1,374 million for the six months ended June 30, 2018, an increase of 3%. The increase was principally driven by a $93 million, or 14%, increase in net sales in the North America On-Highway end market principally driven by higher demand led by the continued execution of our growth initiatives and market share gains in Class 4/5 truck, a $31 million, or 86%, increase in net sales in the Outside North America Off-Highway end market principally driven by higher demand in the energy sector, and an $8 million, or 4%, increase in net sales in the Outside North America On-Highway end market principally driven by higher demand in Europe and Asia, partially offset by a $42 million, or 13%, decrease in net sales in the Service Parts, Support Equipment and Other end market principally driven by lower demand for North America service parts, a $41 million, or 64%, decrease in net sales in the North America Off-Highway end market principally driven by lower demand from hydraulic fracturing applications and an $11 million, or 14%, decrease in net sales in the Defense end market principally driven by intra-year movement in the timing of Tracked vehicle demand.
Cost of sales
Cost of sales for the six months ended June 30, 2019 was $664 million compared to $658 million for the six months ended June 30, 2018, an increase of 1%. The increase was principally driven by increased direct material expense commensurate with increased net sales, partially offset by a $7 million reduction in expenses related to a retirement incentive program for certain UAW Local 933 employees.
Gross profit
Gross profit for the six months ended June 30, 2019 was $748 million compared to $716 million for the six months ended June 30, 2018, an increase of 4%. The increase was principally driven by $18 million related to increased net sales, $7 million of price increases on certain products and a $7 million reduction in expenses related to a retirement incentive program for certain UAW Local 933 employees. Gross profit as a percent of net sales for the six months ended June 30, 2019 increased 90 basis points compared to the same period in 2018 principally driven by increased net sales, price increases on certain products and a reduction in expenses related to the retirement incentive program.

Selling, general and administrative
Selling, general and administrative expenses for the six months ended June 30, 2019 were $177 million compared to $185 million for the six month ended June 30, 2018, a decrease of 4%. The decrease was principally driven by $11 million of lower 2019 product warranty expense, $8 million of unfavorable 2018 product warranty adjustments that did not recur in 2019 and $6 million of favorable 2019 product warranty adjustments, partially offset by increased commercial activities spending and $3 million of higher incentive compensation expense.
Engineering — research and development
Engineering expenses for the six months ended June 30, 2019 were $68 million compared to $61 million for the six months ended June 30, 2018, an increase of 11%. The increase was principally driven by increased product initiatives spending.
Interest expense, net
Interest expense, net for the six months ended June 30, 2019 was $69 million compared to $60 million for the six months ended June 30, 2018, an increase of 15%. The increase was principally driven by $8 million of interest expense on ATI's 5.875% Senior Notes issued in the first quarter of 2019 and $5 million of expenses related to long-term debt refinancing, partially offset by $2 million of lower interest expense on ATI’s New Term Loan due primarily to the repayment of $500 million of principal in the first quarter of 2019.
Other income, net
Other income, net for the six months ended June 30, 2019 was $6 million compared to $3 million for the six months ended June 30, 2018. The change was principally driven by a $3 million favorable change in foreign exchange on intercompany financing.
Income tax expense
Income tax expense for the six months ended June 30, 2019 was $92 million, resulting in an effective tax rate of 21%, compared to $88 million of income tax expense and an effective tax rate of 21% for the six months ended June 30, 2018. The increase in income tax expense was principally driven by increased taxable income.

Liquidity and Capital Resources
We generate cash primarily from our operations to fund our operating, investing and financing activities. Our principal uses of cash are operating expenses, capital expenditures, debt service, stock repurchases, dividends on common stock, strategic growth initiatives, including acquisitions, and working capital needs. We had total available cash and cash equivalents of $153 million and $231 million as of June 30, 2019 and December 31, 2018, respectively. Of the available cash and cash equivalents, $133 million and $120 million was deposited in operating accounts as of June 30, 2019 and December 31, 2018, respectively, while $20 million and $111 million was invested in U.S. government backed securities as of June 30, 2019 and December 31, 2018, respectively.
As of June 30, 2019, the total of cash and cash equivalents held by foreign subsidiaries was $86 million, the majority of which was located in China and Europe. We manage our worldwide cash requirements considering available funds among the subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. As a result, we do not currently anticipate any local liquidity restrictions will preclude us from funding our targeted expectations or operating needs with local resources.
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
Our liquidity requirements are significant, primarily due to our debt service requirements. As of June 30, 2019, we had $648 million of indebtedness associated with ATI’s New Term Loan, $1,000 million of indebtedness associated with ATI’s 5.0% Senior Notes due 2024 (“5.0% Senior Notes”), $400 million of indebtedness associated with ATI’s 4.75% Senior Notes due 2027 ("4.75% Senior Notes") and $500 million of indebtedness associated with ATI's 5.875% Senior Notes (together with the 5.0% Senior Notes and 4.75% Senior Notes, the "Senior Notes"). The minimum required quarterly principal payment on ATI’s New Term Loan through its maturity date of September 2026 is $2 million. There are no required quarterly principal payments on ATI’s Senior Notes.
Our ability to make payments on and refinance our indebtedness and to fund planned capital expenditures and growth initiatives will depend on our ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control. We made $90 million of principal payments on the New Senior Secured Credit Facility during the three and six months ended June 30, 2019. We made $25 million and $28 million of principal payments on the Prior Senior Secured Credit Facility during the three and six months ended June 30, 2018.
The New Senior Secured Credit Facility provides for a $600 million New Revolving Credit Facility, net of an allowance for up to $75 million in outstanding letters of credit commitments. Throughout the six months ended June 30, 2019, the Company made periodic withdrawals and payments on the New Revolving Credit Facility as part of the Company's debt management plans. The maximum amount outstanding at any time during the six months ended June 30, 2019 was $90 million. As of June 30, 2019, we had $578 million available under the New Revolving Credit Facility, net of $22 million in letters of credit. As of June 30, 2019, we had no amounts outstanding under the New Revolving Credit Facility. If we have commitments outstanding on the New Revolving Credit Facility at the end of a fiscal quarter, the New Senior Secured Credit Facility requires us to maintain a specified maximum first lien net leverage ratio of 5.50x. Additionally, within the terms of the New Senior Secured Credit Facility, a first lien net leverage ratio at or below 4.00x results in the elimination of excess cash flow payments on the New Senior Secured Credit Facility for the applicable year. As of June 30, 2019, our first lien net leverage ratio was 0.43x. The New Senior Secured Credit Facility also provides certain financial incentives based on our first lien net leverage ratio. A first lien net leverage ratio at or below 4.00x and above 3.50x results in a 25 basis point reduction to the applicable margin on the New Revolving Credit Facility. A first lien net leverage ratio at or below 3.50x results in an additional 25 basis point reduction to the applicable margin on the New Revolving Credit Facility. These reductions remain in effect as long as we achieve a first lien net leverage ratio at or below the related threshold.
In addition, the Credit Agreement includes, among other things, customary restrictions (subject to certain exceptions) on our ability to incur certain indebtedness, grant certain liens, make certain investments, engage in acquisitions, consolidations and mergers, declare or pay certain dividends, and repurchase shares of our common stock. The indentures governing the Senior Notes contain negative covenants restricting or limiting our ability to, among other things, incur or guarantee additional indebtedness, incur liens, pay dividends on, redeem or repurchase our capital stock, make certain investments, permit payment or dividend restrictions on certain of our subsidiaries, sell assets, engage in certain transactions with affiliates, and consolidate or merge or sell all or substantially all of our assets. As of June 30, 2019, we are in compliance with all covenants under the New Senior Secured Credit Facility and indentures governing the Senior Notes.
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
On November 14, 2016, our Board of Directors authorized us to purchase up to $1,000 million of our common stock under a stock repurchase program ("Repurchase Program"). On November 8, 2017 our Board of Directors increased the authorization by $500 million, on July 30, 2018 our Board of Directors increased the authorization by an additional $500 million and on May 9, 2019, the Board of Directors authorized the Company to repurchase an additional $1,000 million, bringing the total amount authorized under the Repurchase Program to $3,000 million. For the three and six months ended June 30, 2019, we repurchased approximately $235 million and $285 million, respectively, of our common stock under the Repurchase Program. As of June 30, 2019, we had $1,160 million available under the Repurchase Program.
The following table shows our sources and uses of funds for the six months ended June 30, 2019 and 2018 (in millions):

	Six months ended June 30,
Statements of Cash Flows Data	2019	2018
Cash flows provided by operating activities	$433	$366
Cash flows used for investing activities	$(177)	$(29)
Cash flows used for financing activities	$(334)	$(439)
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
Cash provided by operating activities
Operating activities for the six months ended June 30, 2019 generated $433 million of cash compared to $366 million for the six months ended June 30, 2018. The increase was principally driven by lower operating working capital requirements, increased gross profit and decreased cash interest expense, partially offset by increased cash income taxes.
Cash used for investing activities
Investing activities for the six months ended June 30, 2019 used $177 million of cash compared to $29 million for the six months ended June 30, 2018. The increase was principally driven by $133 million in cash paid for business acquisitions and a $15 million increase in capital expenditures. The increase in capital expenditures was principally driven by increased spending related to investments in productivity and replacement programs and engineering and testing capabilities.
Cash used for financing activities
Financing activities for the six months ended June 30, 2019 used $334 million of cash compared to $439 million for the six months ended June 30, 2018. The decrease was principally driven by $85 million of decreased stock repurchases, $28 million of lower net payments on long-term debt and $4 million less of dividends paid, partially offset by an increase of $11 million in long-term debt restructuring payments.

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
Critical Accounting Policies and Significant Accounting Estimates
A discussion of our critical accounting policies and significant accounting estimates is included in Part II, Item 7 “Management’s Discussion and Analysis” in our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on February 26, 2019. The preparation of the condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the applicable reporting period. Actual results could differ materially from these estimates. Changes in estimates are recorded in results of operations in the period that the events or circumstances giving rise to such changes occur. Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported for the three and six months ended June 30, 2019.
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
Interest Rate Risk
We are subject to interest rate market risk in connection with a portion of our long-term debt. Our principal interest rate exposure relates to outstanding amounts under our New Senior Secured Credit Facility. Our New Senior Secured Credit Facility provides for variable rate borrowings of up to $1,226 million including $578 million under our New Revolving Credit Facility, net of $22 million of letters of credit. A one-eighth percent increase or decrease in assumed interest rates for the New Senior Secured Credit Facility, if fully drawn, as of June 30, 2019 would have an impact of approximately $2 million on interest expense. As of June 30, 2019, we had no outstanding borrowings against the New Revolving Credit Facility.
From time to time, we enter into interest rate swap agreements to hedge our variable interest rate debt. During the first quarter of 2019, we entered into $250 million of interest rate swaps and designated them as cash flow hedges under the hypothetical derivative method. As of June 30, 2019, we held interest rate swaps effective from September 2019 to September 2022 with notional values totaling $250 million and a weighted average LIBOR fixed rate of 3.01%, interest rate swaps effective from September 2019 to September 2025 with notional values totaling $250 million and a weighted average LIBOR fixed rate of 3.04% and interest rate swaps effective from September 2022 to September 2025 with notional values totaling $250 million and a weighted average LIBOR fixed rate of 2.82%.
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
Assuming current levels of foreign currency transactions, a 10% aggregate increase or decrease in the Japanese Yen, Euro, Indian Rupee and Chinese Yuan Renminbi would correspondingly change our earnings, net of tax, by an estimated $6 million per year. We believe other exposure to foreign currencies is immaterial.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information related to our repurchases of our common stock on a monthly basis in the three months ended June 30, 2019:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans(1)
April 1– April 30, 2019	—	$—	—	$—
May 1 – May 31, 2019	5,010,929	$46.67	5,010,929	$1,161,326,348
June 1 – June 30, 2019	38,562	$41.82	38,562	$1,159,713,801
Total	5,049,491	$46.63	5,049,491

(1)
These values reflect repurchases made under the Repurchase Program approved by the Board of Directors on November 14, 2016 and the increases approved by the Board of Directors on November 8, 2017, July 30, 2018 and May 9, 2019 which, in the aggregate, authorized total repurchases of $3,000 million. The Repurchase Program has no termination date.

Item 6.	Exhibits
(a) Exhibits

Exhibit Number	Description
10.1
Stock Repurchase Agreement, dated May 7, 2019, between Allison Transmission Holdings, Inc. and Ashe Capital Management, L.P. (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on May 7, 2019)

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

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLISON TRANSMISSION HOLDINGS, INC.
Date: August 1, 2019	By:	/s/ David S. Graziosi

		Name:	David S. Graziosi
		Title:	President and Chief Executive Officer (Principal Executive Officer)
Date: August 1, 2019	By:	/s/ G. Frederick Bohley

		Name:	G. Frederick Bohley
		Title:	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)