Form 10-K
period 2019-12-31
Allison Transmission Holdings Inc
filed 2020-02-27
CIK 1411207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

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

The aggregate market value of the voting and non-voting stock held by non-affiliates was approximately $5,506 million as of June 28, 2019.

As of February 10, 2020, there were 117,760,996 shares of Common Stock outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement for its 2020 annual meeting of stockholders will be incorporated by reference in Part III of this Annual Report on Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. The words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Although forward-looking statements reflect management’s good faith beliefs, reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements speak only as of the date the statements are made. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to: our participation in markets that are competitive; the highly cyclical industries in which certain of our end users operate; uncertainty in the global regulatory and business environments in which we operate; our ability to prepare for, respond to and successfully achieve our objectives relating to technological and market developments, competitive threats and changing customer needs, including with respect to electric-hybrid and fully-electric commercial vehicles; our ability to identify, consummate and effectively integrate acquisitions; the concentration of our net sales in our top five customers and the loss of any one of these; increases in cost, disruption of supply or shortage of raw materials or components used in our products; the failure of markets outside North America to increase adoption of fully-automatic transmissions; the success of our research and development efforts, the outcome of which is uncertain; U.S. and foreign defense spending; risks associated with our international operations, including increased trade protectionism; general economic and industry conditions; the discovery of defects in our products, resulting in delays in new model launches, recall campaigns and/or increased warranty costs and reduction in future sales or damage to our brand and reputation; labor strikes, work stoppages or similar labor disputes, which could significantly disrupt our operations or those of our principal customers; risks related to our substantial indebtedness; and our intention to pay dividends and repurchase shares of our common stock.

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

Certain Trademarks

This Annual Report on Form 10-K includes trademarks, such as Allison Transmission, ReTran and Walker Die Casting, which are protected under applicable intellectual property laws and are our property and/or the property of our subsidiaries. This report also contains trademarks, service marks, copyrights and trade names of other companies, which are the property of their respective owners. We do not intend our use or display of other companies’ trademarks, service marks, copyrights or trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies. Solely for convenience, our trademarks and trade names referred to in this report may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks and trade names.

PART I.

ITEM 1. Business

Overview

Allison Transmission Holdings, Inc. and its subsidiaries (“Allison,” the “Company,” “we,” “us” or “our”) design and manufacture vehicle propulsion solutions, including commercial-duty on-highway, off-highway and defense fully-automatic transmissions and electric-hybrid and fully-electric systems. The business was founded in 1915 and has been headquartered in Indianapolis, Indiana since inception. Allison was an operating unit of General Motors Corporation from 1929 until 2007, when Allison once again became a stand-alone company. In March 2012, Allison began trading on the New York Stock Exchange under the symbol “ALSN”.

We have approximately 3,700 employees. Although approximately 77% of revenues were generated in North America in 2019, we have a global presence by serving customers in Europe, Asia, South America and Africa. We serve customers through an independent network of approximately 1,500 independent distributor and dealer locations worldwide.

Our Business

We are the world’s largest manufacturer of fully-automatic transmissions for medium- and heavy-duty commercial vehicles and medium- and heavy-tactical U.S. defense vehicles and a supplier of commercial vehicle electric-hybrid and fully-electric propulsion systems. Allison solutions are used in a wide variety of applications, including on-highway trucks (distribution, refuse, construction, fire and emergency), buses (primarily school and transit), motorhomes, off-highway vehicles and equipment (primarily energy, mining and construction) and defense vehicles (wheeled and tracked). We estimate that globally, in 2019, we sold approximately 60% of all fully-automatic transmissions for medium- and heavy-duty on-highway commercial vehicle applications. We believe the Allison brand is one of the most recognized in our industry as a result of the performance, reliability and fuel efficiency of our transmissions and propulsion solutions and is associated with high quality, durability, vocational value, technological leadership and superior customer service.

We introduced the world’s first fully-automatic transmission for commercial vehicles over 60 years ago. Since that time, we have driven the trend in North America and Western Europe towards increasing automaticity by targeting a diverse range of commercial vehicle vocations. Allison products are optimized for the unique performance requirements of end users, which typically vary by vocation. Our products are highly engineered, requiring advanced manufacturing processes, and employ complex software algorithms for our transmission controls to maximize end user performance. We have developed over 100 different models that are used in more than 2,500 different vehicle configurations and are compatible with more than 500 combinations of engine brands, models and ratings (including diesel, gasoline, natural gas and other alternative fuels). Additionally, we have created thousands of unique Allison-developed calibrations available to be used with our transmission control modules.

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

Emerging technologies in commercial-duty propulsion solutions include electric-hybrid and fully-electric propulsion solutions in certain end markets, such as transit buses, and are in part driven by efforts to reduce fuel consumption and greenhouse gas emissions. ”Fully-electric” powertrains differ from “electric-hybrid” powertrains because they only propel the vehicle with an electric motor; while “electric-hybrids” generally utilize both a conventional internal combustion power source and powertrain as well as the means to propel the vehicle electrically. While both emerging technologies are gaining use in niche automotive markets, they are just beginning to evolve and become proven in commercial vehicle markets.

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

Our Served Markets

We sell our propulsion solutions globally for use in medium- and heavy-duty on-highway commercial vehicles, off-highway vehicles and equipment and defense vehicles. In addition to the sale of propulsion solutions, we also sell branded replacement parts, support equipment, aluminum die cast components and other products necessary to service the installed base of vehicles utilizing our solutions. The following table provides a summary of our business by end market, for the fiscal year ended December 31, 2019.

	NORTH AMERICA		OUTSIDE NORTH AMERICA
END MARKET	ON- HIGHWAY	OFF- HIGHWAY	ON- HIGHWAY	OFF- HIGHWAY	DEFENSE	SERVICE PARTS, SUPPORT EQUIPMENT & OTHER
2019 NET SALES (IN MILLIONS)	$1,474	$30	$390	$109	$151	$544
% OF TOTAL	55%	1%	14%	4%	6%	20%
VOCATIONS OR END USE	• Construction • Distribution • Emergency • Metro Tractors • Motorhome • Refuse • School, transit, shuttle and coach buses • Utility	• Construction • Energy • Mining • Specialty vehicle	• Construction • Distribution • Emergency • Refuse • Transit, shuttle and coach buses • Utility	• Construction • Energy • Mining • Specialty vehicle	• Medium- and heavy-tactical wheeled platforms • Tracked combat platforms	• Aluminum die cast components • Extended transmission coverage • Remanufactured transmissions • Royalties • Saleable engineering • Service parts • Support equipment • Transmission fluids

Refer to NOTE 19, “Concentration of Risk” in Part II, Item 8, of this Annual Report on Form 10-K for additional information on our significant original equipment manufacturer (“OEM”) customers.

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

We also provide electric-hybrid and fully-electric propulsion solutions within the North American on-highway market. The interest in conserving fuel and reducing greenhouse gas emissions is driving demand for more fuel efficient commercial vehicles. Our customers for transit bus applications are typically city, state and federal governmental entities. We compete primarily with BAE Systems plc and manufacturers of fully-electric propulsion solutions in this market.

We sell substantially all of our transmissions and propulsion solutions in the North American on-highway market to OEMs. These OEMs, in turn, install our transmissions and propulsion solutions in vehicles in which our product is either the exclusive transmission or propulsion solution available or is specifically requested by end users. In 2019, OEM customers representing over 95% of our North American on-highway unit volume participated in long-term agreements (“LTA”) with us. Generally, these LTAs offer the OEM customer defined levels of mutual commitment with respect to growing Allison’s presence in the OEMs’ products and promotional efforts, pricing and sharing of commodity cost risk. The length of our LTAs is typically between three and five years. We often compete in this market against independent manufacturers of manual transmissions, AMTs, electric-hybrid and fully-electric propulsion solutions, fully-automatic transmissions manufactured by Ford Motor Company (“Ford”), ZF Friedrichshafen AG (“ZF”) and Voith GmbH (“Voith”), and against vertically integrated OEMs in certain weight classes that use their own internally manufactured transmissions in certain vehicles.

The following table presents a summary of our competitive position by vehicle class in the North America On-Highway end market.

	CLASS 4-5 TRUCKS	CLASS 6-7 TRUCKS	CLASS 8 STRAIGHT TRUCKS	SCHOOL BUSES	MOTORHOMES
2019 SHARE	16%	76%	74%	84%	41%
PRIMARY COMPETITION	• Ford	• Manual Transmissions • AMTs • Ford	• Manual Transmissions • AMTs	• Ford	• Ford

Off-Highway. We have provided products used in vehicles and equipment that serve energy, mining and construction applications in North America for over 60 years. Off-highway energy applications include hydraulic fracturing equipment, well-stimulation equipment, pumping equipment, and well-servicing rigs, which often use a fully-automatic transmission to propel the vehicle and drive auxiliary equipment. We supply our heavy duty off-highway transmissions to nearly all producers of well-stimulation and well-servicing equipment. Competition includes Caterpillar Inc. (“Caterpillar”) and Twin Disc, Inc. (“Twin Disc”).

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

On-Highway. We are the largest manufacturer of fully-automatic transmissions for the commercial vehicle market outside of North America. While the use of fully-automatic transmissions in the medium- and heavy-duty commercial vehicle market has been widely accepted in North America, markets outside North America continue to be dominated by manual transmissions. Where adopted, fully-automatic transmission-equipped medium- and heavy-duty commercial vehicles are concentrated in certain vocational end markets. We often compete in this market against independent manufacturers of manual transmissions, AMTs, electric-hybrid and fully-electric propulsion solutions, fully-automatic transmissions manufactured by ZF and Voith and against vertically integrated OEMs. The following is a summary of our on-highway net sales by region outside of North America.

Europe, Middle East, Africa. EMEA is composed of several different markets, each of which differs from our core North American market by the degree of market maturity, sophistication and acceptance of fully-automatic transmission and electric propulsion solution technology. Within Europe, we serve Western European developed markets, as well as Russian and Eastern European emerging markets, principally in the refuse, emergency, bus, coach, distribution and utility markets. Competition in Western Europe is most notably characterized by a high level of vertical powertrain integration with OEMs often utilizing their own manual transmissions and AMTs in their vehicles. The Middle East and Africa regions are generally characterized by very limited local vehicle production, with imports from the U.S., South America, Turkey, China, India and Europe accounting for the majority of vehicles.

Asia-Pacific. Our key Asia-Pacific markets include China, Japan, India, and South Korea; however, we actively participate in several other important Asia-Pacific countries including Australia, Taiwan, Indonesia, Malaysia and Thailand, which are primarily importers of commercial vehicles. Within Asia-Pacific, our sales efforts are principally focused on the transit bus and vocational truck markets. Currently, manual transmissions are the predominant transmissions used in commercial vehicles in the Asia-Pacific region. In China, subsidies offered by governmental entities continue to drive the development and adoption of fully-electric propulsion solutions for use in the transit bus market.

South America. The South American region is characterized by a high level of OEM integration, with captive manual transmission and AMT manufacturing. Currently, manual transmissions are the predominant transmissions used in commercial vehicles in South America.

Off-Highway. The following is a summary of our off-highway net sales by region outside of North America.

Europe, Middle East, Africa. Our off-highway markets in EMEA are mining and construction. Our major off-highway competitors are Caterpillar and Komatsu, both of which are vertically integrated manufacturers of off-highway mining vehicles, including the specific fully-automatic transmission used in their mining trucks. A typical construction application is a rigid or articulated dump truck, with competition from Caterpillar, Dana Inc., Volvo and ZF transmissions.

Asia-Pacific. Off-highway markets in Asia are shared by energy, mining and construction applications. Our primary competitors are Caterpillar, Danyang Winstar Auto Parts Co., Ltd., Twin Disc and Xi’an FC Intelligence Transmission Co. Ltd., in energy applications; Caterpillar, Danyang Winstar Auto Parts Co., Ltd. and Komatsu in mining applications; and Caterpillar, Volvo and ZF in construction applications.

Defense

We have a long-standing relationship with the U.S. Department of Defense (“DOD”) dating back to 1946, when we began developing our first-generation tank transmission. Today, we sell substantially all of the transmissions for medium- and heavy-tactical wheeled vehicle platforms including the Joint Light Tactical Vehicle, Light Armored Vehicle, Stryker Armored Vehicle, Mine Resistant Ambush Protected vehicle, the Family of Medium Tactical Vehicles, Heavy Expanded Mobility Tactical Trucks, Heavy Dump Truck and Heavy Equipment Transporters. Transmissions for our wheeled vehicle platforms are typically sold to OEMs.

We are also the supplier on two of the three key tracked vehicle platforms, the Abrams tank and the M113 family of vehicles, which are sold directly to the DOD. Additionally, we sell parts kits to licensees for the production of transmissions for tracked vehicles manufactured outside North America, and our defense products are in 110 countries around the world. See Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K for a discussion of risks associated with our contracts with the DOD.

Globally, we face competition primarily from L3 Technologies, Inc., Renk AG and SAPA S.p.A for supply of tracked vehicle transmissions. Additionally, we face limited competition from Caterpillar and ZF in certain defense wheeled vehicles.

Service Parts, Support Equipment and Other

Our service parts, support equipment and other end market is comprised of: Allison-branded service parts and transmission fluids, aluminum die cast components, extended transmission coverage, remanufactured transmissions, royalties, saleable engineering and support equipment. The aftermarket provides us with a relatively stable source of revenues as the installed base of vehicles and equipment utilizing our solutions continues to grow. The need for replacement parts is driven by normal vehicle and equipment maintenance requirements. Uninterrupted operation is generally critical for end users’ profitability. In addition, beginning in 2019 we began selling aluminum die casting components following our acquisition of Walker Die Casting.

The sale of Allison-branded parts and fluids, remanufactured transmissions and support equipment is fundamental to our brand promise. We have assembled a worldwide network of approximately 1,500 independent distributor and dealer locations to sell, service and support our solutions. As part of our brand strategy, our distributors and dealers are required to sell genuine Allison-branded parts. Within the aftermarket, we offer remanufactured transmissions under our ReTran brand, which provides a cost-effective alternative for transmission repairs and replacements. We also provide support equipment to our OEMs to assist in installing new Allison solutions into vehicles, and, therefore, sales of support equipment are dependent upon sales of new solutions. The competition for service parts and ReTran transmissions comes from a variety of smaller-scale companies sourcing non-genuine “will-fit” parts from unauthorized manufacturers. These “will-fit” parts often do not meet our product specifications, and therefore may be of lesser quality than genuine Allison parts.

Our Product Offerings

Allison transmissions and electric propulsion solutions are sold under the Allison Transmission brand name and remanufactured transmissions are sold under the ReTran brand name. The following is a summary of our product lines.

On-Highway Products
Product	Applications
1000 Series	Distribution Motorhome Refuse School/Shuttle Bus	Services Specialty Wheeled Defense
2000 Series	Distribution Motorhome Refuse School/Shuttle Bus	Services Specialty Wheeled Defense
3000 Series	Coach and Transit Bus Construction Distribution Fire and Emergency Metro Tractors	Motorhome Refuse Services Specialty Wheeled Defense
4000 Series	Articulated Dump Truck Coach and Transit Bus Construction Distribution Fire and Emergency	Metro Tractors Motorhome Refuse Specialty Wheeled Defense
Electric-Hybrid Propulsion Solution	Transit and Shuttle Bus
Fully-Electric Propulsion Solutions	Transit and Shuttle Bus Trucks

Off-Highway Products
Product	Applications
5000 Series	Rigid and Articulated Dump Truck Underground Mine Truck Well Service Rigs
6000 Series	Rigid and Articulated Dump Truck Underground Mine Truck Well Service Rigs
8000 Series	Hydraulic Fracturing Equipment Rigid Dump Trucks
9000 Series	Hydraulic Fracturing Equipment Rigid Dump Trucks

Defense Products
Product	Applications
X200	Tracked Vehicles
3040MX	Tracked Vehicles
X1100	Tracked Vehicles

Product Development and Engineering

We maintain product development and engineering capability dedicated to the design, development, refinement and support of our fully-automatic transmissions and electric-hybrid and fully-electric propulsion systems. We believe our customers expect our products to provide unparalleled performance and value defined in various ways, including delivering maximum cargo in minimum time, using the least amount of fuel possible while employing the fewest vehicles possible and experiencing maximum vehicle uptime. In response to those needs and the evolving customer focus on fuel efficiency, we provide vehicle specification guidelines, transmission control software and mechanical components to optimize fuel economy while delivering desired vehicle performance.

Further, we are developing new technology to improve fuel efficiency and fuel economy by allowing engines to operate more efficiently and at lower speeds to avoid consuming fuel without compromising performance. Some examples of these development efforts include the recent announcements of our first 9-speed transmission and the new uprated variant of our existing 3000 Series transmission for the On-Highway regional haul end-market. We also pioneered electric hybrid-propulsion in commercial vehicles and beginning in 2019, we announced our fully-electric propulsion solutions. Building on our existing engineering capabilities and technology acquired in 2019 we continue to enhance our existing electric hybrid-propulsion system with additional electrification features, including the ability to operate in electric-only mode for up to 10 miles. We also continue to develop and enhance new alternative technologies for use in our global commercial vehicle markets, including fully-electric centrally-located drive and electrified-axle solutions. Finally, our product development and engineering efforts also extend into our Off-Highway and Defense end-markets through initiatives to develop more efficient and higher-horsepower hydraulic fracturing transmissions, as well as new cross-drive transmissions for tracked applications. From time to time, we also acquire certain licenses to provide us with technology to complement our portfolio of products and product initiatives.

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

While our marketing management uses the term “customer” interchangeably for OEMs and end users, the primary objective of our marketing strategy is to create demand for fully-automatic transmissions and electric propulsion solutions through:

•	OEM promotion of our products and incorporation of fully-automatic transmissions and electric propulsion solutions in their commercial vehicle product offerings;

•	Allison representative and/or Allison distributor contact with identified, major end users; and
•	Our network of independent dealers who contact other end users.

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

Manufacturing

Our manufacturing strategy provides for distributed capability in manufacturing and assembly of our products for the global commercial vehicle market. Our primary manufacturing facilities, located in Indianapolis, Indiana, consist of approximately 2.3 million square feet of usable manufacturing space in five plants. We also have established customization and parts distribution in the United States, The Netherlands, Brazil, China, Hungary, India and Japan, and plants in Lewisburg, Tennessee, Chennai, India and Szentgotthard, Hungary. Our high volume on-highway products are produced in multiple global locations while off-highway, electric hybrid-propulsion and defense tracked products are produced in Indianapolis. In addition, our aluminum die cast components are produced in Lewisburg.

Suppliers and Raw Materials

A significant amount of the part numbers that make up our transmissions and electric propulsion solutions are purchased from outside suppliers, and during 2019, we purchased approximately $899 million of direct materials and components from outside suppliers. The largest elements of our direct spending are aluminum and steel castings and forgings that are formed by our suppliers into our larger components and assemblies for use in our transmissions and electric propulsion solutions. Our spending on aluminum and steel raw materials directly and indirectly through our purchase of these components constituted approximately 12% of our direct material and component costs in 2019. The balance of our direct and indirect materials and components costs are primarily composed of value-added services and conversion costs. Our supply contracts, along with an intensive supplier selection and performance monitoring process, have enabled us to establish and maintain close relationships with suppliers and have contributed to our overall operating efficiency and quality.

Intellectual Property

Patents, trademarks, and other proprietary rights are important to the continued success of our business. We also rely upon trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain our competitive position. We protect our proprietary rights through a variety of methods, including confidentiality agreements and proprietary information agreements with suppliers, employees, consultants and others who may have access to our proprietary information. We own and have licensing arrangements for a number of U.S. and foreign patents related to our products and business. We do not consider our business to be dependent on any single patent, nor will the expiration of any single patent materially affect our business. Our current patents will expire over various periods and we continue to file new patent applications on newly-developed technology.

We have an irrevocable, royalty-free, worldwide license to a number of U.S. and foreign patents and patent applications, as well as certain unpatented technology and know-how, owned by General Motors Company (“GM”) to manufacture, use and sell fully-automatic transmissions and certain electric hybrid-propulsion systems for use in vocational and defense vehicles and off-highway products. Such licenses are subject to certain limitations. See Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K for a discussion of these risks and limitations. We also acquired from GM an irrevocable, royalty-free, worldwide license under computer software programs that we use to run our business, including product design. In addition, GM has a license to use certain Allison trademarks.

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

Employees

As of December 31, 2019, we had approximately 3,700 employees, with approximately 90% of those employees in the U.S. Approximately 45% of our U.S. employees are represented by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) and are subject to a collective bargaining agreement. In December 2017, we entered into a six year collective bargaining agreement with UAW Local 933 that expires in November 2023. As approximately 25% of our represented employees are currently retirement eligible, we anticipate a continuing shift toward increasing the number of multi-tier employees over the coming years. There have been no strikes or work stoppages due to Allison-specific issues in over 30 years.

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

Competition

We compete on the basis of product performance, quality, price, distribution capability and service in addition to other factors. We face competition from numerous manufacturers of various types of transmissions and propulsion solutions for commercial vehicles. Furthermore, we face an increasing amount of competition from vertical integration, as some of our customers are OEMs that manufacture transmissions and propulsion solutions for their own products. Despite their transmission and propulsion solutions manufacturing capabilities, we believe that our existing OEM customers have chosen to purchase certain transmissions and propulsion solutions from us due to the quality, reliability and strong brand of our transmissions and propulsion solutions and in order to limit fixed costs, minimize production risks and maintain company focus on commercial vehicle design, production and marketing.

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

Our business operates in competitive markets. We compete against other existing or new global manufacturers of transmissions and propulsion solutions for commercial vehicles on the basis of product performance, quality, price, distribution capability and service in addition to other factors. In addition, we compete with manufacturers developing alternative technologies, including fully-electric propulsion solutions, that may or may not require a transmission. In addition, subsidies offered by governmental entities continue to drive the development and adoption of various alternative technologies. Actions by our competitors could lead to downward pressure on prices and/or a decline in our market share, either or both of which could adversely affect our results.

In addition, some of our customers or future customers are OEMs that manufacture or could in the future manufacture transmissions, propulsion solutions or alternate technologies, including electric propulsion solutions, for their own products. Despite their transmission manufacturing capabilities, our existing OEM customers have chosen to purchase certain transmissions and propulsion solutions from us due to customer demand, resulting from the quality of our products and in order to reduce fixed costs, eliminate production risks and maintain company focus. However, we cannot be certain these customers will continue to purchase our products in the future. Increased levels of production insourcing by these customers could result from a number of factors, such as shifts in our customers’ business strategies, acquisition by a customer of another transmission or propulsion solution manufacturer, the inability of third-party suppliers to meet specifications and the emergence of low-cost production opportunities in foreign countries. As a result, these OEMs may use products produced internally or by another manufacturer and no longer choose to purchase products from us. A significant reduction in the level of external sourcing by our OEM customers could significantly impact our net sales and cash flows and, accordingly, have a material adverse effect on our business, results of operations and financial condition.

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

The commercial vehicle industry as a whole has been more adversely affected by volatile economic conditions than many other industries, as the purchase or replacement of commercial vehicles, which are durable items, can be deferred for many reasons, including reduced spending by end users. Future changes in the regulatory and business environments in which we operate, including increased trade protectionism and tariffs, may adversely affect our ability to sell our products or source materials needed to manufacture our products. Furthermore, financial instability or bankruptcy at any of our suppliers or customers could disrupt our ability to manufacture our products and impair our ability to collect receivables, any or all of which may have a material adverse effect on our business, results of operations and financial condition. In addition, some of our customers and suppliers may experience serious cash flow problems and, thus, may find it difficult to obtain financing, if financing is available at all. As a result, our customers’ need for and ability to purchase our products or services may decrease, and our suppliers may increase their prices, reduce their output or change their terms of sale. Any inability of customers to pay us for our products and services, or any demands by suppliers for different payment terms, may materially and adversely affect our results of operations and financial condition. Furthermore, our suppliers may not be successful in generating sufficient sales or securing alternate financing arrangements, and therefore may no longer be able to supply goods and services to us. In that event, we would need to find alternate sources for these goods and services, and there is no assurance we would be able to find such alternate sources on favorable terms, if at all. Any such disruption in our supply chain could adversely affect our ability to manufacture and deliver our products on a timely basis, and thereby affect our results of operations.

We may not be successful in developing or introducing new products and technologies and responding to customer needs.

We currently have new products and technologies under development and enhancements to our existing products and technologies, including electric-hybrid and fully-electric propulsion solutions, for planned introduction into certain end markets. The development of new products and technologies is difficult and the timetable for commercial release is uncertain. Not all of our new product launches have been successful, and we may not be successful in the future in introducing other new products and responding to customer needs. In addition, it often takes significant time, in some cases multiple fleet buy cycles, before customers gain experience with new products and technologies and those new products and technologies become widely-accepted by the market, if at all. Given the early stages of development of some of these new products and technologies, there can be no guarantee of future market acceptance and investment returns with respect to these products. In addition, the increased adoption of electric propulsion solutions could result in lower demand for our fully-automatic transmissions and, over time, the demand for related service parts and support equipment. If we do not adequately anticipate the changing needs of our customers by developing and introducing new and effective products and technologies on a timely basis, or if the products and technologies we develop do not become market-leading, our competitive position and prospects could be harmed. If our competitors are able to respond to changing market demands and adopt new technologies more quickly than we do, demand for our products could decline, our competitive position could be harmed, our future research and development activities may be constrained due to intellectual property rights of others and we may not be able to recoup a return on our development investments. Moreover, changing customer demands as well as evolving regulatory, safety and environmental standards could require us to adapt our products and technologies to address such changes. As a result, in the future we may experience delays in the introduction of some or all of our new products or modifications or enhancements of existing products. Furthermore, there may be production delays due to unanticipated technological setbacks, which may, in turn, delay the release of new products to our end users. If we experience significant delays or increased costs in the production, launch or acceptance of our products and technologies, our net sales and results of operations may be materially adversely affected.

Our sales are concentrated among our top five OEM customers and the loss or consolidation of any one of these customers or the discontinuation of particular vehicle models for which we are a significant supplier could reduce our net sales and have a material adverse effect on our results of operations and financial condition.

We have in the past and may in the future derive a significant portion of our net sales from a relatively limited number of OEM customers. For the years ended December 31, 2019, 2018 and 2017, our top five OEM customers accounted for approximately 54%, 49% and 49% of our net sales, respectively. Our top three customers, Daimler AG, PACCAR Inc. and Navistar International Corporation accounted for approximately 20%, 12% and 11%, respectively, of our net sales during 2019. The loss of, or consolidation of, any one of these customers, or a significant decrease in business from, one or more of these customers could harm our business. In addition, the discontinuation of particular vehicle models for which we are a significant supplier could reduce our net sales and have a material adverse effect on our results of operations.

Our success depends on continued research and development efforts, the outcome of which is uncertain.

Our success depends on our ability to improve the efficiency and performance of our products, and we invest significant resources in research and development in order to do so. Nevertheless, the research and development process is time-consuming and costly, and offers uncertain results. We may not be able through our research and development efforts to keep pace with improvements and changes in transmission-related or vehicle propulsion technology of our competitors, and licenses for technologies that would enable us to keep pace with our competitors may not be available on commercially reasonable terms if at all. Finally, our research and development efforts, and generally our ability to introduce improved or new products in the marketplace, may be constrained by the patents and other intellectual property rights of competitors and others.

We may not be able to identify or consummate acquisitions or achieve expected benefits from or effectively integrate acquisitions, which could harm our growth.

From time to time we evaluate selective acquisitions and strategic investments. Potential and completed acquisitions involve many risks that could have an adverse effect on our business, financial condition or results of operations, including:

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

We cannot offer any assurance that we will be able to consummate any future acquisitions, strategic investments or other business combinations. If we are unable to identify suitable acquisition candidates or to consummate and successfully integrate our recent and any future acquisitions, our business and results of operations may be adversely affected as a result.

Increases in cost, disruption of supply or shortage of raw materials or components used in our products could harm our business and profitability.

Our products contain various raw materials, including corrosion-resistant steel, non-ferrous metals such as aluminum and nickel, and precious metals such as platinum and palladium. We use raw materials directly in manufacturing and in components that we purchase from our suppliers. We generally purchase components with significant raw material content on the open market. The prices for these raw materials fluctuate depending on market conditions. Volatility in the prices of raw materials such as steel, aluminum and nickel could increase the cost of manufacturing our products. We may not be able to pass on these costs to our customers, and this could have a material adverse effect on our business, results of operations and financial condition. Even in the event that increased costs can be passed through to customers, our gross margin percentages would decline. Additionally, our suppliers are also subject to fluctuations in the prices of raw materials and may attempt to pass all or a portion of such increases on to us. In the event they are successful in doing so, our margins would decline.

In 2019, approximately 75% of our total spending on components was sourced from approximately 40 suppliers, some of which are the single source for such components. All of the suppliers from which we purchase materials and components used in our business are fully validated suppliers, meaning the suppliers’ manufacturing processes and inputs have been validated under a production part approval process (“PPAP”). Furthermore, there are only a limited number of suppliers for certain of the materials used in our business, such as corrosion-resistant steel. As a result, our business is subject to the risk of additional price fluctuations and periodic delays in the delivery of our materials or components if supplies from a validated supplier are interrupted and a new supplier, if one is available, must be validated or materials and components must be purchased from a supplier without a completed PPAP, which could increase our risk of purchasing non-conforming components. Any such price fluctuations or delays, if significant, could harm our profitability or operations. In addition, the loss of a supplier could result in significant material cost increases or reduce our production capacity. We also cannot guarantee we will be able to maintain favorable arrangements and relationships with these suppliers. An increase in the cost or a sustained interruption in the supply or shortage of some of these raw materials or components that may be caused by a deterioration of our relationships with suppliers or by events such as natural disasters, power outages, labor strikes, public health crisis such as pandemics and epidemics or the like could negatively impact our business, results of operations and financial condition. Although we have agreements with many of our customers that we will pass such price increases through to them, such contracts may be canceled by our customers and/or we may not be able to recoup the costs of such price increases. Additionally, if we are unable to continue to purchase our required quantities of raw materials on commercially reasonable terms, or at all, if we are unable to maintain or enter into purchasing contracts for commodities, or if delivery of materials from suppliers is delayed or non-conforming, our operations could be disrupted or our profitability could be adversely impacted.

We could be materially adversely affected by any failure to maintain cost controls.

We rely on our cost structure and operating discipline to achieve strong operating margins. There are many factors that could affect our ability to realize expected cost savings or achieve future cost savings that we are not able to control, including the need for unexpected significant capital expenditures; unexpected changes in commodity or component pricing, including an increase in export or import tariffs, that we are unable to pass on to our suppliers or customers; labor costs, including wages, benefits and healthcare; cost inflation; and our inability to maintain efficiencies gained from our workforce optimization initiatives. Additionally, we have substantial indebtedness of approximately $2,544 million as of December 31, 2019. Our inability to maintain our cost controls could adversely impact our operating margins.

Our long-term growth prospects and results of operations may be impaired if the rate of adoption of fully-automatic transmissions in commercial vehicles outside North America does not increase.

Our long-term growth strategy depends in part on an increased rate of automaticity outside North America. As part of that strategy, we have established manufacturing facilities in India and Hungary. We have also dedicated significant human resources to serve markets where we anticipate increased adoption of automaticity, including China, India, Brazil and Russia. However, manual transmissions remain the market leader outside North America and there can be no assurance that adoption of automatic transmissions will increase. Factors potentially impacting adoption of automatic transmissions outside of North America include the large existing installed base of manual transmissions, customer preferences for manual transmissions, commercial vehicle OEM vertical integration into manual transmission and AMT manufacturing, increased competition from AMTs, electric propulsion solutions, and other alternative transmission and propulsion solution technologies and failure to further develop the Allison brand. If the rate of adoption of fully-automatic transmissions does not increase as we have anticipated, our long-term growth prospects and results of operations may be impaired.

Our sales to the Defense end market are to government entities and contractors for the U.S. and foreign governments, and the loss of a significant number of our contracts, or budgetary declines or future reductions or changes in spending by the U.S. or foreign governments could have a material adverse effect on our results of operations and financial condition.

Our net sales to the Defense end market are derived from contracts (revenue arrangements) with agencies of, and prime system contractors for, the U.S. government and foreign governments. If a significant number of our Defense contracts and subcontracts are simultaneously delayed or cancelled for budgetary, performance or other reasons, it would have a material adverse effect on our results of operations and financial condition. Approximately 6%, or $151 million, of our net sales for the year ended December 31, 2019 were from our Defense end market.

Our future financial results may be adversely affected by:

•	declines in, or uncertainty regarding, U.S. or foreign government defense budgets;
•

curtailment of the U.S. government’s use of technology or other services and product providers, including curtailment due to government budget reductions, future government shutdowns and related fiscal matters;

•	geopolitical developments, including economic sanctions, that affect demand for our products and services; and
technological developments that impact purchasing decisions or our competitive position.

Our international operations, in particular our emerging markets, are subject to various risks which could have a material adverse effect on our business, results of operations and financial condition.

Our business is subject to certain risks associated with doing business internationally, particularly in emerging markets. Outside-North America net sales represented approximately 23% of our net sales for 2019. Most of our operations are in the U.S., but we also have manufacturing and customization facilities in India and Hungary with a services agreement with Opel Szentgotthard Automotive Manufacturing Ltd. and customization capability in Brazil, The Netherlands, China and Japan. Further, we intend to continue to pursue growth opportunities for our business in a variety of business environments outside the U.S., which could exacerbate the risks set forth below. Our international operations are subject to, without limitation, the following risks:

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

Doing business on a worldwide basis requires us and our subsidiaries to comply with the laws and regulations of the U.S. government and various international jurisdictions, and our failure to comply with these rules and regulations may expose us to liabilities. These laws and regulations may apply to companies, individual directors, officers, employees and agents, and may restrict our operations, trade practices, investment decisions and partnering activities. In particular, our international operations are subject to U.S. and foreign anti-corruption laws and regulations, such as the FCPA. The FCPA prohibits U.S. companies and their officers, directors, employees and agents acting on their behalf from corruptly offering, promising, authorizing or providing anything of value to foreign officials for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. The FCPA also requires companies to make and keep books, records and accounts that accurately and fairly reflect transactions and dispositions of assets and to maintain a system of adequate internal accounting controls. As part of our business, we deal with state-owned business enterprises, the employees and representatives of which may be considered foreign officials for purposes of the FCPA. In addition, some of the international locations in which we operate lack a developed legal system and have elevated levels of corruption. As a result of the above activities, we are exposed to the risk of violating anti-corruption laws. Violations of these legal requirements are punishable by criminal fines and imprisonment, civil penalties, disgorgement of profits, injunctions, debarment from government contracts as well as other remedial measures. We have established policies and procedures designed to assist us and our personnel in complying with applicable U.S. and international laws and regulations. However, our employees, subcontractors and agents could take actions that violate these legal requirements, which could adversely affect our reputation, business, financial condition and results of operations.

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

Furthermore, our business depends on the strong brand reputation we believe we have developed. In addition to the risk of defective products, we also face significant risks in our efforts to penetrate new markets, where we have limited brand recognition. We also rely on our reputation with end users of our products to specify our products when purchasing new vehicles from our OEM customers. In the event we are not able to maintain or enhance our brand in these new markets or our reputation is damaged in our existing markets as a result of product defects or recalls, we may face difficulty in maintaining our pricing positions with respect to some of our products or experience reduced demand for our products, which could negatively impact our business, results of operations and financial condition.

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

We work with a network of approximately 1,500 independent distributors and dealers that provide post-sale service and parts and support equipment. Because we depend on the pull-through demand generated by end users for our products, any actions by the independent distributors or dealers, which are not in our control, may harm our reputation and damage the brand loyalty among our customer base. In the event that we are not able to maintain our brand reputation because of the actions of our independent distributors and dealers, we may face difficulty in maintaining our pricing positions with respect to some of our products or have reduced demand for our products, which could negatively impact our business, results of operations and financial condition. In addition, if a significant number of independent dealers were to terminate their contracts, it could adversely impact our business, results of operations and financial condition.

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

While we manufacture our products in several facilities and maintain insurance covering our facilities, including business interruption insurance, a catastrophic loss of the use of all or a portion of one of our manufacturing facilities due to accident, labor issues, weather conditions, acts of war, political unrest, terrorist activity, natural disaster, public health crisis, such as pandemics and epidemics or otherwise, whether short- or long-term, would have a material adverse effect on our business, results of operations and financial condition. Our most significant concentration of manufacturing is around our corporate headquarters in Indianapolis, Indiana, where we produce approximately 90% of our transmissions. In addition to our Indianapolis manufacturing facilities, we currently operate manufacturing facilities for our transmissions in both Szentgotthard, Hungary and Chennai, India and aluminum die cast components in Lewisburg, Tennessee. In the event of a disruption at the Indianapolis facilities, our other facilities may not be adequately equipped to operate at a level sufficient to compensate for the volume of production at the Indianapolis facility due to their size and the fact that they have not yet been tested for such significant increases in production volume.

Many of the key patents and unpatented technology we use in our business are licensed to us, not owned by us, and our ability to use and enforce such patents and technology is restricted by the terms of the license.

Protecting our intellectual property rights is critical to our ability to compete and succeed as a company. GM has granted us an irrevocable, perpetual, royalty-free, worldwide license under a large number of U.S. and foreign patents and patent applications, as well as certain unpatented technology and know-how, to design, develop, manufacture, use and sell fully-automatic transmissions and electric-hybrid propulsion solution for use in certain vocational vehicles, defense vehicles and off-road products. With respect to the bulk of the intellectual property licensed to us, our license is exclusive with respect to the design, development, manufacture, use and sale of fully-automatic transmissions and electric-hybrid propulsion solution in vocational vehicles above certain weight rating thresholds, certain defense vehicles and certain off-road products. It is non-exclusive with respect to certain other products that are within the scope of the licensed patents or to which the licensed technology can be applied. We consider the patents and technology licensed under such license agreement, as a whole, to be critical to preserving our competitive position in the market. However, GM continues to own such patents and technology, and GM has the right, in the first instance, to control the maintenance, enforcement and defense of such patents and the prosecution of the licensed patent applications. In addition, our ability to sublicense our rights is limited.

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

As of December 31, 2019, approximately 45% of our U.S. employees, representing over 40% of our total employees, were represented by the UAW and are subject to a collective bargaining agreement. Our current collective bargaining agreement with UAW Local 933 is effective through November 2023.

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

Our earnings may be positively or negatively impacted by the amount of income or expense recorded for our defined benefit pension plans and other post-retirement benefits (“OPEB”). Accounting principles generally accepted in the United States of America (“GAAP”) require that income or expense for defined benefit pension plans be calculated at the annual measurement date using actuarial assumptions and calculations. These calculations reflect certain assumptions, the most significant of which relate to the capital markets, interest rates, health care inflation rates and other economic conditions. Changes in key economic indicators can change these assumptions. These assumptions, along with the actual value of assets at the measurement date, will impact the calculation of pension expense for the year. Although GAAP pension expense and pension contributions are not directly related, the key economic indicators that affect GAAP pension expense also affect the amount of cash that we would contribute to our defined benefit pension plans. Because the values of these defined benefit pension plans’ assets have fluctuated and will fluctuate in response to changing market conditions, the amount of gains or losses that will be recognized in subsequent periods, the impact on the funded status of the defined benefit pension plans and the future minimum required contributions, if any, could have a material adverse effect on our business, results of operations and financial condition. The magnitude of such impact cannot be determined with certainty at this time. However, the effect of a one percentage point decrease in the assumed discount rate would result in an increase in the December 31, 2019 defined benefit pension plans obligation of approximately $25 million. Likewise, a one percentage point decrease in the effective interest rate for determining defined benefit pension plans contributions would result in an increase in the minimum required contributions for 2020 of approximately $4 million. Similarly, a one percentage point decrease in the assumed discount rate would result in an increase in the December 31, 2019 OPEB obligation of approximately $14 million. As of December 31, 2019, the funded status of our defined benefit pension plans was $13 million and the unfunded status of our OPEB plan was $94 million.

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

We manage the remediation of historical soil and groundwater contamination at our Indianapolis, Indiana facilities under an Agreed Order of Consent with the EPA. See Part II, Item 8, NOTE 18, “Commitments and Contingencies” of this Annual Report on Form 10-K. There can be no assurances that future environmental remediation obligations will not have a material adverse effect on our results of operations and financial condition. In addition, we occasionally evaluate alternatives with respect to our facilities, including possible dispositions or closings. Investigations undertaken in connection with these activities may lead to discoveries of contamination that must be remediated, and closings of facilities may trigger remediation requirements that are not applicable to operating facilities. We may also face lawsuits brought by third parties that either allege property damage or personal injury as a result of, or seek reimbursement for costs associated with, such contamination.

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

As a result of our international operations, currency exchange rate fluctuations could affect our results of operations and financial position. We expect to generate an increasing portion of our net sales and expenses in such foreign currencies as the Japanese Yen, Euro, Indian Rupee, Brazilian Real, Chinese Yuan Renminbi, Canadian Dollar and Hungarian Forint. Although we may enter into foreign exchange agreements with financial institutions in order to reduce our exposure to fluctuations in the value of these and other foreign currencies, these transactions, if entered into, will not eliminate that risk entirely. To the extent that we are unable to match net sales received in foreign currencies with expenses paid in the same currency, exchange rate fluctuations could have a negative impact on our results of operations and financial condition. Additionally, because our consolidated financial results are reported in U.S. Dollars, if we generate net sales or earnings in other currencies, the conversion of such amounts into U.S. Dollars can result in an increase or decrease in the amount of our net sales or earnings. Furthermore, we sell certain of our products in our non-North American markets denominated in the U.S. Dollar. To the extent that certain of the local currencies in our non-North American markets are relatively weaker than the U.S. Dollar, whether as a result of foreign governments’ influence or otherwise, we could become less price competitive, which could have a material adverse effect on the results of our operations.

An impairment in the carrying value of goodwill, other intangible assets or long-lived assets could negatively affect our consolidated results of operations and net worth.

Pursuant to GAAP, we are required to assess our goodwill and indefinite-lived intangible assets to determine if they are impaired on an annual basis, or more often if events or changes in circumstances indicate that impairment may have occurred. Intangible assets with finite lives are amortized over the useful life and are reviewed for impairment on triggering events such as events or changes in circumstances indicating that an impairment may have occurred. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill and the implied fair value of the goodwill or the carrying value of the intangible assets and the fair value of the intangible assets in the period the determination is made. Disruptions to our business, end market conditions, protracted economic weakness, unsuccessful development of product and unexpected significant declines in operating results may result in charges for goodwill and other asset impairments. See NOTE 2 “Summary of Significant Accounting Policies” and NOTE 6 “Goodwill and Other Intangible Assets” of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional details.

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

We have a significant amount of indebtedness. As of December 31, 2019, we had total indebtedness of $2,544 million and we would have been able to borrow an additional $595 million, net of $5 million of outstanding letters of credit, under Allison Transmission Inc.’s (“ATI”), the Company’s wholly-owned subsidiary, new revolving credit facility with commitments in the amount of $600 million due September 2024 (“New Revolving Credit Facility”). As of December 31, 2019, we had no outstanding borrowings against the New Revolving Credit Facility. At December 31, 2019, $644 million of our total indebtedness was associated with ATI’s new term loan facility due March 2026 (“New Term Loan”, and together with the New Revolving Credit Facility, the “New Senior Secured Credit Facility”), $1,000 million of our total indebtedness was associated with ATI’s 5.0% Senior Notes due September 2024 (“5.0% Senior Notes”), $400 million of our total indebtedness was associated with ATI’s 4.75% Senior Notes due October 2027 (“4.75% Senior Notes”) and $500 million of our total indebtedness was associated with ATI’s 5.875% Senior Notes due June 2029 (“5.875% Senior Notes”, and together with the 5.0% Senior Notes and 4.75% Senior Notes, the “Senior Notes”). For a complete description of the terms of the New Senior Secured Credit Facility and the Senior Notes, please see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” of this Annual Report on Form 10-K.

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

In addition, the New Revolving Credit Facility contains a maximum total senior secured leverage ratio. The New Senior Secured Credit Facility and the indentures governing the Senior Notes also contain other negative and affirmative covenants that will limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with any of the covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness.

Further, the New Term Loan bears interest at fluctuating interest rates, primarily based on the London Interbank Offered Rate ("LIBOR"). In July 2017, the Financial Conduct Authority, a regulator of financial services firms in the United Kingdom, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. In response to concerns regarding the future of LIBOR, the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of New York convened the Alternative Reference Rates Committee (“ARRC”) to identify alternatives to LIBOR. The ARRC has recommended a benchmark replacement to assist issuers in continued capital market entry while safeguarding against LIBOR’s discontinuation. The initial steps in the ARRC’s recommended provision reference variations of the Secured Overnight Financing Rate (“SOFR”). At this time, it is not possible to predict whether SOFR will attain market traction as a LIBOR replacement. We are unable to predict whether LIBOR will cease to exist after calendar year 2021, the effect of any changes, any establishment of alternative reference rates or any other reforms to LIBOR or any replacement of LIBOR that may be enacted in the United Kingdom or elsewhere. Such changes, reforms or replacements relating to LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, derivatives and other financial obligations or extensions of credit held by us or on our overall financial condition or results of operations.

Our ability to pay regular dividends on our common stock is subject to the discretion of our Board of Directors and may be limited by our structure and statutory restrictions and restrictions imposed by the New Senior Secured Credit Facility and the indentures governing the Senior Notes as well as any future agreements.

Our Board of Directors has maintained a quarterly dividend of $0.15 per share of common stock since the fourth quarter of 2014. However, the payment of future dividends will be at the discretion of our Board of Directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that our Board of Directors deems relevant. The New Senior Secured Credit Facility and the indentures governing the Senior Notes also effectively limit our ability to pay dividends. As a consequence of these limitations and restrictions, we may not be able to make, or may have to reduce or eliminate, the payment of dividends on our common stock. Accordingly, our stockholders may have to sell some or all of their common stock after price appreciation in order to generate cash flow from their investment. Our stockholders may not receive a gain on their investment when they sell their common stock and they may lose the entire amount of the investment. Additionally, any change in the level of our dividends or the suspension of the payment thereof could adversely affect the market price of our common stock.

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

We cannot ensure that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the New Senior Secured Credit Facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. In such circumstances, we may need to refinance all or a portion of our indebtedness on or before maturity. We cannot ensure that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. We cannot ensure that any such actions, if necessary, could be effected on commercially reasonable terms or at all.

If we fail to pay principal, premium, if any, and interest on our indebtedness or to otherwise comply with the covenants in the instruments governing our indebtedness, we may be forced into bankruptcy or liquidation by our lenders.

If we are unable to generate sufficient cash flow or are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the New Senior Secured Credit Facility could elect to terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to obtain waivers from the required lenders under the New Senior Secured Credit Facility to avoid being in default. If we or any of our subsidiaries breach the covenants under the New Senior Secured Credit Facility and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under the New Senior Secured Credit Facility, the lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.

Despite current indebtedness levels, we and our subsidiaries may still be able to incur additional indebtedness, which could further exacerbate the risks associated with our substantial financial leverage.

We and our subsidiaries may be able to incur additional indebtedness in the future because the terms of our indebtedness do not fully prohibit us or our subsidiaries from doing so. Subject to covenant compliance and certain conditions, our indebtedness permits additional borrowing, including total borrowing up to $595 million under the New Revolving Credit Facility. If new debt is added to our current debt levels and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our world headquarters, which we own, is located at One Allison Way, Indianapolis, Indiana 46222. As of December 31, 2019, we have a total of 20 manufacturing and certain other facilities in eight countries. The following table sets forth certain information regarding our significant facilities.

Plant	Location	Approximate Size (ft2)	Owned / Leased	Description
Plant #3	Indianapolis	927,000	Own	Engineering, Operational Support
Plant #4	Indianapolis	425,900	Own	Manufacturing
Plant #6	Indianapolis	431,500	Own	Manufacturing
Plant #12	Indianapolis	534,900	Own	Manufacturing
Plant #14	Indianapolis	481,100	Own	Manufacturing
Plant #16	Indianapolis	391,700	Own	Manufacturing
Plant #17	Indianapolis	389,000	Own	Parts Distribution Center
Auburn Hills	Auburn Hills, Michigan, USA	110,400	Lease	Engineering, Operational Support, Manufacturing
Walker Die Casting	Lewisburg, Tennessee, USA	774,100	Own	Manufacturing
Szentgotthard	Hungary	149,000	Own	Manufacturing & Customization
Chennai	India	258,500	Own	Manufacturing

We believe all our facilities are suitable for their intended purpose, are being efficiently utilized and provide adequate capacity to meet demand for the next several years. The table above does not include sales offices located in various countries.

ITEM 3. LEGAL PROCEEDINGS

We are subject to various contingencies, including routine legal proceedings and claims arising out of the normal course of business. These proceedings primarily involve commercial claims, product liability claims, personal injury claims and workers’ compensation claims. The outcome of these lawsuits, legal proceedings and claims cannot be predicted with certainty. Nevertheless, we believe the outcome of any of these currently existing proceedings, even if determined adversely, would not have a material adverse effect on our financial condition or results of operations. See also NOTE 18, “Commitments and Contingencies” in Part II, Item 8, of this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the NYSE under the symbol “ALSN.”

Holders

As of February 10, 2020, there were approximately 61,700 stockholders of record of our common stock, which includes the actual number of holders registered on the books of the Company and holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.

Unregistered Sales of Equity Securities

During the period covered by this Annual Report on Form 10-K, we did not offer or sell any equity securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

Issuer Purchases of Equity Securities

On November 14, 2016, our Board of Directors authorized us to repurchase up to $1,000 million of our common stock pursuant to a stock repurchase program (“Repurchase Program”). The Board of Directors approved increases of $500 million, $500 million and $1,000 million on November 8, 2017, July 30, 2018 and May 9, 2019, respectively, bringing the authorized total repurchases under the Repurchase Program to $3,000 million. The terms of the Repurchase Program provide that we may repurchase shares of our common stock, from time to time depending on market conditions and corporate needs, in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Exchange Act. The Repurchase Program does not have an expiration date.

The following table sets forth information related to our repurchase of our common stock on a monthly basis in the three months ended December 31, 2019:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Programs(1)
October 1 – October 31, 2019	630,944	$44.65	630,944	$1,085,727,511
November 1 – November 30, 2019	372,674	$46.00	372,674	$1,068,585,310
December 1 – December 31, 2019	342,385	$48.39	342,385	$1,052,017,008
Total	1,346,003		1,346,003

(1)	These values reflect repurchases made under the Repurchase Program.

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

Set forth below is a graph comparing the total cumulative returns of ALSN, the S&P 500 Index and an index of peer companies selected by us. Our peer group includes Donaldson Company, Inc., Graco Inc., Roper Technologies, Inc., Gentex Corporation, Rockwell Automation, Inc. and Sensata Technologies Holding PLC. The graph assumes $100 was invested on December 31, 2014 in our common stock and each of the indices and that all dividends, if any, are reinvested.

	As of December 31, 2014	As of December 31, 2015	As of December 31, 2016	As of December 31, 2017	As of December 31, 2018	As of December 31, 2019
Allison Transmission Holdings, Inc.	$100.00	$77.92	$103.69	$134.75	$139.25	$155.26
S&P 500 Index	100.00	101.38	113.51	138.29	132.23	173.86
Peer Group	100.00	98.95	111.23	154.89	141.83	189.12

ITEM 6. Selected Financial Data

The following table sets forth certain financial information for the most recent five years. The following table should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(in millions, except per share data)	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015
Consolidated Statements of Operations:
Net sales	$2,698	$2,713	$2,262	$1,840	$1,986
Gross profit	1,394	1,422	1,131	864	934
Operating expenses:
Selling, general and administrative	354	364	342	324	317
Engineering — research and development	154	131	105	88	93
Loss associated with impairment of long-lived assets	2	4	32	—	1
Trade name impairment	—	—	—	—	80
Environmental remediation	(8)	—	—	—	14
Total operating expenses	502	499	479	412	505
Operating income	892	923	652	452	429
Other income (expense), net:
Interest expense, net	(134)	(121)	(103)	(101)	(114)
Expenses related to long-term debt refinancing	(1)	—	—	(12)	(26)
Other income (expense), net	11	3	(22)	2	—
Total other expense, net	(124)	(118)	(125)	(111)	(140)
Income before income taxes	768	805	527	341	289
Income tax expense	(164)	(166)	(23)	(126)	(107)
Net income	$604	$639	$504	$215	$182
Earnings Per Share Data:
Basic earnings per share	$4.95	$4.81	$3.38	$1.28	$1.03
Weighted-average shares outstanding	122	133	149	168	176
Diluted earnings per share	$4.91	$4.78	$3.36	$1.27	$1.03
Diluted weighted-average shares outstanding	123	134	150	169	177
Dividends declared per common share	$0.60	$0.60	$0.60	$0.60	$0.60
Consolidated Balance Sheet Data:
Cash and cash equivalents	$192	$231	$199	$205	$252
Total assets	4,450	4,237	4,205	4,219	4,408
Total debt	2,518	2,523	2,546	2,159	2,377
Stockholders’ equity	781	659	689	1,081	1,189

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

Overview

We design and manufacture vehicle propulsion solutions, including commercial-duty on-highway, off-highway and defense fully-automatic transmissions and electric-hybrid and fully-electric systems. The business was founded in 1915 and has been headquartered in Indianapolis, Indiana since inception. Allison was an operating unit of General Motors Corporation from 1929 until 2007, when Allison once again became a stand-alone company. In March 2012, Allison began trading on the New York Stock Exchange under the symbol, “ALSN”.

We have approximately 3,700 employees. Although approximately 77% of revenues were generated in North America in 2019, we have a global presence by serving customers in Europe, Asia, South America and Africa. We serve customers through an independent network of approximately 1,500 independent distributor and dealer locations worldwide.

Trends Impacting Our Business

Our net sales are driven by commercial vehicle production, which tends to be highly correlated to macroeconomic conditions. During 2020, we expect lower demand in the Global On-Highway and Global Off-Highway end markets partially offset by increased demand in the Service Parts, Support Equipment & Other and Defense end markets and price increases on certain products.

Full Year 2019 and 2018 Net Sales by End Market (in millions)

End Market	2019 Net Sales	2018 Net Sales	% Variance
North America On-Highway	$1,474	$1,317	12%
North America Off-Highway	30	93	(68)%
Defense	151	158	(4)%
Outside North America On-Highway	390	383	2%
Outside North America Off-Highway	109	129	(16)%
Service Parts, Support Equipment and Other	544	633	(14)%
Total Net Sales	$2,698	$2,713	(1)%

North America On-Highway end market net sales were up 12% for the year ended December 31, 2019 compared to the year ended December 31, 2018, principally driven by higher demand for Rugged Duty Series and Highway Series models, led by the continued execution of our growth initiatives and market share gains in Class 4/5 truck.

North America Off-Highway end market net sales were down $63 million for the year ended December 31, 2019 compared to the year ended December 31, 2018, principally driven by lower demand from hydraulic fracturing applications.

Defense end market net sales were down 4% for the year ended December 31, 2019 compared to the year ended December 31, 2018, principally driven by lower Tracked and Wheeled vehicle demand.

Outside North America On-Highway end market net sales were up 2% for the year ended December 31, 2019 compared to the year ended December 31, 2018, principally driven by higher demand in South America and Europe, partially offset by lower demand in Asia.

Outside North America Off-Highway end market net sales were down 16% for the year ended December 31, 2019 compared to the year ended December 31, 2018, principally driven by lower demand in the mining and construction sectors, partially offset by higher demand in the energy sector.

Service Parts, Support Equipment and Other end market net sales were down 14% for the year ended December 31, 2019 compared to the year ended December 31, 2018, principally driven by lower demand for North America parts.

Key Components of our Results of Operations

Net sales

We generate our net sales primarily from the sale of vehicle propulsion solutions, service and component parts, support equipment, defense kits, engineering services, royalties and extended transmission coverage to a wide array of OEMs, distributors and the U.S. government. Sales are recorded net of provisions for customer allowances and other rebates. Engineering services are recorded as net sales in accordance with the terms of the contract. The associated costs are recorded in cost of sales. We also have royalty agreements with third parties that provide net sales as a result of joint efforts in developing marketable products.

Cost of sales

Our primary components of cost of sales are purchased parts, the overhead expense related to our manufacturing operations and direct labor associated with the manufacture and assembly of vehicle propulsion solutions and parts. For the year ended December 31, 2019, direct material costs were approximately 69%, overhead costs were approximately 24% and direct labor costs were approximately 7% of total cost of sales. We are subject to changes in our cost of sales caused by movements in underlying commodity prices. We seek to hedge against this risk by using long-term agreements ("LTAs"). See Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk” included in this Annual Report on Form 10-K.

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

Non-GAAP Financial Measures

We use Adjusted Earnings before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) and Adjusted EBITDA as a percent of net sales to measure our operating profitability. We believe that Adjusted EBITDA and Adjusted EBITDA as a percent of net sales provide management, investors and creditors with useful measures of the operational results of our business and increase the period-to-period comparability of our operating profitability and comparability with other companies. Adjusted EBITDA as a percent of net sales is also used in the calculation of management’s incentive compensation program. The most directly comparable U.S. generally accepted accounting principles (“GAAP”) measure to Adjusted EBITDA and Adjusted EBITDA as a percent of net sales is Net income and Net income as a percent of net sales, respectively. Adjusted EBITDA is calculated as earnings before interest expense, income tax expense, amortization of intangible assets, depreciation of property, plant and equipment and other adjustments as defined by the Second Amended and Restated Credit Agreement dated as of March 29, 2019 (the “Credit Agreement”) governing Allison Transmission, Inc.’s (“ATI”), our wholly-owned subsidiary, new term loan facility in the amount of $644 million due March 2026 (“New Term Loan”). Adjusted EBITDA as a percent of net sales is calculated as Adjusted EBITDA divided by net sales.

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

The following is a reconciliation of Net income and Net income as a percent of net sales to Adjusted EBITDA and Adjusted EBITDA as a percent of net sales and a reconciliation of Net cash provided by operating activities to Adjusted free cash flow:

	For the years ended December 31,
(unaudited, in millions)	2019	2018	2017
Net income (GAAP)	$604	$639	$504
plus:
Income tax expense	164	166	23
Interest expense, net	134	121	103
Amortization of intangible assets	86	87	90
Depreciation of property, plant and equipment	81	77	80
Stock-based compensation expense (a)	13	13	12
Environmental remediation (b)	(8)	—	—
UAW Local 933 retirement incentive (c)	5	15	—
Loss associated with impairment of long-lived assets (d)	2	4	32
Expenses related to long-term debt refinancing (e)	1	—	—
Acquisition-related earnouts (f)	1	—	—
Technology-related investment expense (g)	—	3	16
Unrealized loss on foreign exchange (h)	—	3	—
UAW Local 933 contract signing bonus (i)	—	—	10
Dual power inverter module units extended coverage (j)	—	—	(2)
Adjusted EBITDA (Non-GAAP)	$1,083	$1,128	$868
Net sales (GAAP)	$2,698	$2,713	$2,262
Net income as a percent of net sales (GAAP)	22.4%	23.6%	22.3%
Adjusted EBITDA as a percent of net sales (Non-GAAP)	40.1%	41.6%	38.4%
Net cash provided by operating activities (GAAP)	$847	$837	$658
(Deductions) or additions to reconcile to Adjusted free cash flow:
Additions of long-lived assets	(172)	(100)	(91)
Adjusted free cash flow (Non-GAAP)	$675	$737	$567

(a)	Represents stock-based compensation expense (recorded in Cost of sales, Selling, general and administrative, and Engineering – research and development).
(b)

Represents an environmental remediation benefit (recorded in Selling, general and administrative) related to reduction of the liability for ongoing environmental remediation operating, monitoring and maintenance activities at our Indianapolis, Indiana manufacturing facilities.

(c)

Represents charges (recorded in Cost of sales) related to a retirement incentive program for certain employees represented by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) pursuant to the UAW Local 933 collective bargaining agreement effective through November 2023.

(d)	Represents charges (recorded in Selling, general and administrative) associated with the impairment of long-lived assets related to the production of the TC10 transmission.

(e)

Represents expenses (recorded in Other income (expense), net) related to the refinancing of the prior term loan due 2022 (“Prior Term Loan”) and prior revolving credit facility due 2021 (together with the Prior Term Loan, the "Prior Senior Secured Credit Facility") in the first quarter of 2019 and the repricing of the New Term Loan in the fourth quarter of 2019.

(f)	Represents expenses (recorded in Selling, general and administrative and Engineering - research and development) for earnouts related to our acquisition of Vantage Power Limited.
(g)	Represents a charge (recorded in Other income (expense), net) for investments in co-development agreements to expand our position in transmission technologies.
(h)	Represents losses (recorded in Other income (expense), net) on intercompany financing transactions related to investments in plant assets for our India facility.
(i)

Represents a bonus (recorded in Cost of sales, Selling, general and administrative, and Engineering – research and development) to eligible employees recorded in the fourth quarter of 2017 as a result of UAW Local 933 represented employees ratifying a six-year collective bargaining agreement effective through November 2023.

(j)

Represents an adjustment (recorded in Selling, general and administrative) associated with the Dual Power Inverter Module (“DPIM”) extended coverage program liability. The DPIM liability will continue to be reviewed for any changes in estimates as additional claims data and field information become available.

Results of Operations

The following tables set forth certain financial information for the years ended December 31, 2019 and 2018 and for the years ended December 31, 2018 and 2017. The following tables and discussion should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K.

Comparison of years ended December 31, 2019 and 2018

	Years ended December 31,
(dollars in millions)	2019	% of net sales	2018	% of net sales
Net sales	$2,698	100%	$2,713	100%
Cost of sales	1,304	48	1,291	48
Gross profit	1,394	52	1,422	52
Operating expenses:
Selling, general and administrative	354	13	364	13
Engineering — research and development	154	6	131	5
Environmental remediation	(8)	—	—	—
Loss associated with impairment of long-lived assets	2	—	4	—
Total operating expenses	502	19	499	18
Operating income	892	33	923	34
Other expense, net:
Interest expense, net	(134)	(5)	(121)	(4)
Other income, net	10	—	3	—
Total other expense, net	(124)	(5)	(118)	(4)
Income before income taxes	768	28	805	30
Income tax expense	(164)	(6)	(166)	(6)
Net income	$604	22%	$639	24%

Net sales

Net sales for the year ended December 31, 2019 were $2,698 million compared to $2,713 million for the year ended December 31, 2018, a decrease of 1%. The decrease was principally driven by an $89 million, or 14%, decrease in net sales in the Service Parts, Support Equipment and Other end market principally driven by lower demand for North America parts, a $63 million, or 68%, decrease in net sales in the North America Off-Highway end market principally driven by lower demand from hydraulic fracturing applications, a $20 million, or 16%, decrease in net sales in the Outside North America Off-Highway end market principally driven by lower demand in the mining and construction sectors, partially offset by higher demand in the energy sector, and a $7 million, or 4%, decrease in net sales in the Defense end market principally driven by lower Tracked and Wheeled vehicle demand; partially offset by a $157 million, or 12%, increase in net sales in the North America On-Highway end market principally driven by higher demand for Rugged Duty Series and Highway Series models, led by the continued execution of our growth initiatives and market share gains in Class 4/5 truck, and a $7 million, or 2%, increase in net sales in the Outside North America On-Highway end market principally driven by higher demand in South America and Europe, partially offset by lower demand in Asia. See “Trends Impacting Our Business” above for additional information on net sales by end market.

Cost of sales

Cost of sales for the year ended December 31, 2019 was $1,304 million compared to $1,291 million for the year ended December 31, 2018, an increase of 1%. The increase was principally driven by higher manufacturing expenses commensurate with increased on-highway volume, partially offset by a $10 million reduction in expenses related to a retirement incentive program for certain UAW Local 933 employees and favorable material costs.

Gross profit

Gross profit for the year ended December 31, 2019 was $1,394 million compared to $1,422 million for the year ended December 31, 2018, a decrease of 2%. The decrease was principally driven by lower net sales and higher manufacturing expenses commensurate with increased On-Highway volume, partially offset by $18 million of price increases on certain products and a $10 million reduction in expenses related to a retirement incentive program for certain UAW Local 933 employees. Gross profit as a percent of net sales for the year ended December 31, 2019 decreased 70 basis points compared to the same period in 2018 principally driven by decreased net sales and increased manufacturing expenses, partially offset by price increases on certain products, a reduction in expenses related to the retirement incentive program and favorable material costs.

Selling, general and administrative

Selling, general and administrative expenses for the year ended December 31, 2019 were $354 million compared to $364 million for the year ended December 31, 2018, a decrease of 3%. The decrease was principally driven by $17 million of lower 2019 product warranty expense, $9 million of favorable 2019 product warranty adjustments and $5 million of unfavorable 2018 product warranty adjustments that did not recur in 2019, partially offset by increased commercial activities spending.

Engineering — research and development

Engineering expenses for the year ended December 31, 2019 were $154 million compared to $131 million for the year ended December 31, 2018, an increase of 18%. The increase was principally driven by increased product initiatives spending.

Loss associated with impairment of long-lived assets

During the fourth quarter of 2019 and 2018, we recorded approximately $2 million and $4 million, respectively, of losses associated with the impairment of certain of our long-lived assets related to the production of the TC10 transmission. See NOTE 2 “Summary of Significant Accounting Policies” of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional details.

Environmental remediation

During the fourth quarter of 2019, the EPA accepted a proposal to reduce our responsibilities for operating, monitoring and maintaining the ongoing environmental remediation activities at our Indianapolis, Indiana manufacturing facilities which resulted in us recording an $8 million favorable adjustment to our associated liability.

Interest expense, net

Interest expense, net for the year ended December 31, 2019 was $134 million compared to $121 million for the year ended December 31, 2018, an increase of 11%. The increase was principally driven by higher interest rates related to long-term debt refinancing that extended maturities at fixed interest rates, including $22 million of interest expense for ATI's 5.875% Senior Notes issued in the first quarter of 2019 and $5 million of expenses related to refinancing the Prior Term Loan, partially offset by $12 million of lower interest expense on ATI’s New Term Loan due primarily to the repayment of $500 million of principal in the first quarter of 2019 in connection with entering into the New Senior Secured Credit Facility.

Other income, net

Other income, net for the year ended December 31, 2019 was $10 million compared to $3 million for the year ended December 31, 2018. The change was principally driven by $4 million of 2018 unfavorable vendor settlements and $3 million of 2018 technology-related investments expense, each of which did not recur in 2019.

Income tax expense

Income tax expense for the year ended December 31, 2019 was $164 million resulting in an effective tax rate of 21%, compared to $166 million of income tax expense and an effective tax rate of 21% for the year ended December 31, 2018. The decrease in income tax expense was principally driven by decreased taxable income.

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

Interest expense, net

Interest expense, net for the year ended December 31, 2018 was $121 million compared to $103 million for the year ended December 31, 2017, an increase of 17%. The increase was principally driven by $14 million of higher interest expense for ATI's 4.75% Senior Notes issued in September 2017 (“4.75% Senior Notes”) and $6 million of higher interest expense on ATI's Prior Term Loan principally driven by higher interest rates, partially offset by interest expense on revolving loan balances in 2017 that did not recur in 2018.

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

Liquidity and Capital Resources

We generate cash primarily from operations to fund our operating, investing and financing activities. Our principal uses of cash are operating expenses, working capital needs, strategic growth initiatives, including acquisitions, capital expenditures, stock repurchases, debt service and dividends on common stock. We had total available cash and cash equivalents of $192 million and $231 million as of December 31, 2019 and 2018, respectively. Of the available cash and cash equivalents, approximately $122 million and $120 million were deposited in operating accounts while approximately $70 million and $111 million were invested in U.S. government backed securities as of December 31, 2019 and 2018, respectively.

As of December 31, 2019, the total of cash and cash equivalents held by foreign subsidiaries was $79 million, the majority of which was located in China and Europe. We manage our worldwide cash requirements considering available funds among the subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. As a result, we do not currently anticipate that local liquidity restrictions will preclude us from funding our targeted expectations or operating needs with local resources.

We have not recognized any deferred tax liabilities associated with earnings in foreign subsidiaries, except for our subsidiary located in China, as they are intended to be permanently reinvested and used to support foreign operations or have no associated tax requirements. We have recorded a deferred tax liability of $3 million for the tax liability associated with the remittance of previously taxed income and unremitted earnings for our subsidiary located in China. The U.S. Tax Cuts and Jobs Act requirement of a one-time repatriation tax on foreign earnings and profits resulted in us recording a $6 million liability for the deemed repatriation to be paid to the U.S. Government in 2017. In the future, the U.S. Tax Cuts and Jobs Act provides for tax free repatriations of earnings and profits generated by foreign subsidiaries through a 100% dividends received deduction. The remaining deferred tax liabilities, if recorded, related to unremitted earnings that are indefinitely reinvested are not material.

Our liquidity requirements are significant, primarily due to our debt service requirements. As of December 31, 2019, we had $644 million of indebtedness associated with ATI’s New Term Loan, $1,000 million of indebtedness associated with ATI’s 5.0% Senior Notes due September 2024 (“5.0% Senior Notes”), $400 million of indebtedness associated with ATI’s 4.75% Senior Notes and $500 million of indebtedness associated with ATI’s 5.875% Senior Notes. The minimum required quarterly principal payment on ATI’s New Term Loan through its maturity date of March 2026 is $2 million. There are no required quarterly principal payments on ATI’s Senior Notes.

Our ability to make payments on and refinance our indebtedness and to fund planned capital expenditures and growth initiatives will depend on our ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control. We made $3 million of principal payments on the New Term Loan during the year ended December 31, 2019. We made $28 million of principal payments on the Prior Term Loan during the year December 31, 2018.

The New Senior Secured Credit Facility provides for a $600 million New Revolving Credit Facility, net of an allowance for up to $75 million in outstanding letters of credit commitments. Throughout the year ended December 31, 2019, we made periodic withdrawals and payments on the New Revolving Credit Facility as part of our debt management plans. The maximum amount outstanding at any time during the year ended December 31, 2019 was $90 million. As of December 31, 2019, we had $595 million available under the New Revolving Credit Facility, net of $5 million in letters of credit. As of December 31, 2019, we had no amounts outstanding under the New Revolving Credit Facility. If we have commitments outstanding on the New Revolving Credit Facility at the end of a fiscal quarter, the New Senior Secured Credit Facility requires us to maintain a specified maximum first lien net leverage ratio of 5.50x. Additionally, within the terms of the New Senior Secured Credit Facility, a first lien net leverage ratio at or below 4.00x results in the elimination of excess cash flow payments on the New Senior Secured Credit Facility for the applicable year. As of December 31, 2019, our first lien net leverage ratio was 0.42x. The New Senior Secured Credit Facility also provides certain financial incentives based on our first lien net leverage ratio. A first lien net leverage ratio at or below 4.00x and above 3.50x results in a 25 basis point reduction to the applicable margin on the New Revolving Credit Facility. A first lien net leverage ratio at or below 3.50x results in an additional 25 basis point reduction to the applicable margin on the New Revolving Credit Facility. These reductions remain in effect as long as we achieve a first lien net leverage ratio at or below the related threshold.

In addition, the Credit Agreement includes, among other things, customary restrictions (subject to certain exceptions) on our ability to incur certain indebtedness, grant certain liens, make certain investments, engage in acquisitions, consolidations and mergers, declare or pay certain dividends, and repurchase shares of our common stock. The indentures governing the Senior Notes contain negative covenants restricting or limiting our ability to, among other things, incur or guarantee additional indebtedness, incur liens, pay dividends on, redeem or repurchase our capital stock, make certain investments, permit payment or dividend restrictions on certain of our subsidiaries, sell assets, engage in certain transactions with affiliates, and consolidate or merge or sell all or substantially all of our assets. As of December 31, 2019, we are in compliance with all covenants under the New Senior Secured Credit Facility and indentures governing the Senior Notes.

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

On November 14, 2016, our Board of Directors authorized us to repurchase up to $1,000 million of our common stock pursuant to a stock repurchase program (the "Repurchase Program"). On November 8, 2017, July 30, 2018 and May 9, 2019 our Board of Directors increased the authorization by $500 million, $500 million and $1,000 million, respectively, bringing the total amount authorized under the Repurchase Program to $3,000 million. During 2019, we repurchased approximately $393 million of our common stock under the Repurchase Program. All of the repurchase transactions during 2019 were settled in cash during the same period. As of December 31, 2019, we had approximately $1,052 million available under the Repurchase Program.

The following table shows our sources and uses of funds for the years ended December 31, 2019, 2018 and 2017 (in millions):

	Years ended December 31,
Statement of Cash Flows Data	2019	2018	2017
Cash flows provided by operating activities	$847	$837	$658
Cash flows used for investing activities	(405)	(103)	(94)
Cash flows used for financing activities	(480)	(700)	(574)

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

Cash provided by operating activities

Operating activities for the year ended December 31, 2019 generated $847 million of cash compared to $837 million for the year ended December 31, 2018. The increase was principally driven by lower operating working capital requirements and decreased cash income taxes, partially offset by decreased gross profit and increased cash interest expense.

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

Cash used for investing activities

Investing activities for the year ended December 31, 2019 used $405 million of cash compared to $103 million for the year ended December 31, 2018. The increase was principally driven by $232 million in cash paid for business acquisitions in 2019 compared to zero in 2018 and a $72 million increase in capital expenditures. The increase in capital expenditures was principally driven by increased spending related to investments in productivity and replacement programs and engineering and testing capabilities.

Investing activities for the year ended December 31, 2018 used $103 million of cash compared to $94 million for the year ended December 31, 2017. The increase was principally driven by an increase of $9 million in capital expenditures primarily due to spending related to investments in productivity and replacement programs.

Cash used for financing activities

Financing activities for the year ended December 31, 2019 used $480 million of cash compared to $700 million for the year ended December 31, 2018. The decrease was principally driven by $216 million of decreased stock repurchases and $25 million of decreased payments on long-term debt, partially offset by $17 million of decreased proceeds from the exercise of stock options and $11 million of increased debt restructuring costs.

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

Contractual Obligations, Contingent Liabilities and Commitments

The following table summarizes our contractual obligations as of December 31, 2019 (dollars in millions):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
New Senior Secured Credit Facility(1)	$783	$29	$58	$57	$639
5.0% Senior Notes(2)	1,237	50	100	1,087	—
4.75% Senior Notes(3)	549	19	38	38	454
5.875% Senior Notes(4)	776	29	59	59	629
Operating leases	27	6	7	5	9
Pension & OPEB liabilities(5)	31	3	11	17	see (5) below
Total(6)	$3,403	$136	$273	$1,263	$1,731

(1)

New Senior Secured Credit Facility includes principal payments and estimated interest payments. Interest on the New Term Loan is equal to the London Interbank Offered Rate (“LIBOR”) plus 1.75%. For the purposes of this table the rate has been calculated using LIBOR as of December 31, 2019, resulting in an applied rate of 3.54%. Actual payments will vary.

(2)	5.0% Senior Notes include principal and interest payments based on a fixed interest rate of 5.00%.
(3)	4.75% Senior Notes include principal and interest payments based on a fixed interest rate of 4.75%.
(4)	5.875% Senior Notes include principal and interest payments based on a fixed interest rate of 5.875%.
(5)

Estimated pension funding and post-retirement benefit payments are based on a constant discount rate and effective interest rate for funding purposes of 3.10%. Pension funding and post-retirement benefit payments are excluded from the table beyond year 5, though we expect funding and payments to continue beyond year 5. See NOTE 15, “Employee Benefit Plans” of Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K for the funding status of our pension plans and other post-retirement benefit plan as of December 31, 2019.

(6)

Defense price reduction reserve, estimated warranty obligations and sales allowance programs, which total $56 million, $52 million and $32 million, respectively, as of December 31, 2019 have been excluded from this table as timing of any payments are uncertain.

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

Revenue Recognition

Revenue recognition contains uncertainties because it requires management to make assumptions and to apply judgment to estimate the amount of sales incentives and provision for government price reductions. Distributor and customer sales incentives, consisting of allowances and other rebates, are estimated at the time of sale based upon history and experience and are recorded as a reduction to net sales. Incentive programs are generally product specific or region specific. Some factors used in estimating the cost of incentives include the number of transmissions that will be affected by the incentive program and the rate of acceptance of any incentive program. If the actual number of affected transmissions differs from this estimate, or if a different mix of incentives is actually paid, the impact on net sales would be recorded in the period that the change was identified. Assuming our current mix of sales incentives, a 10% change in sales incentives would have affected our earnings by approximately $7 million to $9 million per year for each of the prior three fiscal years.

Under terms of certain previous U.S. government contracts, there were price reduction clauses and provisions for potential price reductions which are estimated at the time of sale based upon history and experience, and finalized after completion of U.S. government audits. Potential reductions may be attributed to a change in projected sales volumes or plant efficiencies which impact overall costs. Given our current price reduction reserve for government contracts, a 10% adjustment in our price reduction reserve would have affected our earnings by approximately $6 million per year for each of the prior three fiscal years. Beginning in 2014, Allison contracts with the U.S. Government have generally been firm, fixed price contracts and therefore have not required re-calculation of pricing based on cost principles.

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

Goodwill impairment testing for 2019 was performed using the Step 0 analysis by assessing certain qualitative trends and factors. These trends and factors were compared to, and based on, the assumptions used in prior years. After reviewing the various qualitative factors mentioned above, our 2019 annual goodwill impairment test indicated that the fair value of the reporting unit more likely than not exceeded its carrying value, indicating no impairment.

Other intangible assets have both indefinite and finite useful lives. Intangible assets with indefinite useful lives are not amortized but are tested annually for impairment. We have elected to perform our annual indefinite lived intangible assets impairment tests on October 31 of every year and follow a similar multi-step impairment test that is performed on goodwill. While unpredictable and inherently uncertain, we believe the forecast estimates are reasonable and incorporate those assumptions that similar market participants would use in their estimates of fair value. After reviewing the various qualitative factors mentioned above, our annual 2019 indefinite lived intangible assets impairment tests, as of October 31, 2019, indicated that the fair value of our indefinite lived intangible assets more likely than not exceeded the respective carrying value, indicating no impairment.

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

As a result of events and circumstances related to weak demand conditions for the TC10 product in the fourth quarter of 2017 and the decision to cease production of the TC10 product in the fourth quarter of 2018, we recorded a $2 million, $4 million and $32 million impairment loss associated with the production of TC10 for the years ended December 31, 2019, 2018 and 2017, respectively.

Warranty

Provisions for estimated expenses related to product warranties are made at the time products are sold. Warranty claims arise when a transmission fails while in service during the relevant warranty period. The warranty reserve is adjusted in Selling, general and administrative based on our current and historical warranty claims paid and associated repair costs. These estimates are established using historical information including the nature, frequency, and average cost of warranty claims and are adjusted as actual information becomes available. From time to time, we may initiate a specific field action program. As a result of the uncertainty surrounding the nature and frequency of specific field action programs, the liability for such programs is recorded when we commit to an action. We review and assess the liability for these programs on a quarterly basis. We also assess our ability to recover certain costs from our suppliers and record a receivable from the supplier when we believe a recovery is probable. Warranty costs may differ from those estimated if actual claim rates are higher or lower than our historical rates. Further information is provided in NOTE 10, “Product Warranty Liabilities” of Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K which contains a summary of the activity in our warranty liability account for 2019, 2018 and 2017 including adjustments to pre-existing warranties.

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

A change in the discount rate can have a significant impact on determining our benefit obligations. Our current discount rate is determined by matching the plans’ projected cash flows to a yield curve based on long-term, fixed income debt instruments available as of the measurement date of December 31, 2019. The effect of a one percentage point decrease in the assumed discount rate would result in an increase in the December 31, 2019 defined benefit pension plans obligation of approximately $25 million. Similarly, a one percentage point decrease in the assumed discount rate would result in an increase in the December 31, 2019 OPEB obligation of approximately $14 million.

Further information is provided in NOTE 15 “Employee Benefit Plans” of Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K, which contains our review on various actuarial assumptions.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The future tax benefits associated with operating loss and tax credit carryforwards are recognized as deferred tax assets. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. When releasing income tax effects from accumulated other comprehensive loss we utilize the portfolio securities approach.

On December 22, 2017, the U.S Tax Cuts and Jobs Act was enacted into law. The U.S Tax Cuts and Jobs Act made broad and complex changes to the U.S. tax code that impact us, most notably a reduction of the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017. It also made other changes including, but not limited to, the acceleration of depreciation for certain assets placed into service after September 27, 2017 as well as a one-time deemed repatriation tax on undistributed foreign earnings and profits. Beginning in 2018, the U.S Tax Cuts and Jobs Act made other changes impacting us such as additional limitations on executive compensation, the repeal of the domestic manufacturing deduction and qualifications around certain research and development expenditures.

As of December 31, 2019, our U.S. federal income tax deductions related to our intangible assets were approximately $325 million annually through 2021, approximately $195 million in 2022 and approximately $10 million through 2033. Excluding our intangible asset deductions, our expected tax payments would have increased by approximately $70 million for the year ended December 31, 2019.

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

Further information on income taxes is provided in NOTE 16, “Income Taxes” of Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K.

Business Combinations

We use the acquisition method to account for business combinations. The assets acquired and liabilities assumed are recorded at their respective estimated fair value at the date of acquisition. Any excess purchase price over the fair values of the acquired net assets is recorded as goodwill. Determining the fair values of assets acquired and liabilities assumed requires management's judgment and includes the use of estimates with respect to timing and amount of future cash flows, market rate assumptions, actuarial assumptions, appropriate discount rates and other relevant factors.

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

Interest Rate Risk

We are subject to interest rate market risk in connection with a portion of our long-term debt. Our principal interest rate exposure relates to outstanding amounts under our New Senior Secured Credit Facility. Our New Senior Secured Credit Facility provides for variable rate borrowings of up to $1,239 million including $595 million under our New Revolving Credit Facility, net of $5 million of letters of credit. A one-eighth percent increase or decrease in assumed interest rates for the New Senior Secured Credit Facility, if fully drawn as of December 31, 2019, would have an impact of approximately $1 million on interest expense. As of December 31, 2019, we had no outstanding borrowings against the New Revolving Credit Facility.

From time to time, we enter into interest rate swap agreements to hedge the risk associated with our variable interest rate debt. During the first quarter of 2019, we entered into $250 million of interest rate swaps and designated them as cash flow hedges under the hypothetical derivative method. As of December 31, 2019, we held interest rate swaps effective from (i) September 2019 to September 2022 with notional values totaling $250 million and a weighted average LIBOR fixed rate of 3.01%, (ii) September 2019 to September 2025 with notional values totaling $250 million and a weighted average LIBOR fixed rate of 3.04% and (iii) September 2022 to September 2025 with notional values totaling $250 million and a weighted average LIBOR fixed rate of 2.82%.

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

Assuming current levels of foreign currency transactions, a 10% aggregate increase or decrease in the Japanese Yen, Euro, Indian Rupee and Chinese Yuan Renminbi would correspondingly change our earnings, net of tax, by an estimated $9 million per year. We believe other exposure to foreign currencies is immaterial.

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

Assuming current levels of commodity purchases, a 10% variation in the price of aluminum and steel would correspondingly change our earnings by approximately $6 million and $5 million per year, respectively.

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

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Allison Transmission Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Allison Transmission Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Product Warranty Liabilities

As described in Notes 2 and 10 to the consolidated financial statements, the Company’s consolidated product warranty liability balance was $52 million as of December 31, 2019. Management makes provisions for its estimated product warranty liabilities at the time the products are sold. These estimates are established using historical information including the nature, frequency, and average cost of warranty claims and are adjusted as actual information becomes available.

The principal considerations for our determination that performing procedures relating to the product warranty liabilities is a critical audit matter are there was significant judgment by management when developing the product warranty liability estimate. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence relating to the product warranty liability estimate, which included significant assumptions related to the frequency and average cost of warranty claims. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s process for developing the estimate, significant assumptions, and inputs used to estimate product warranty liabilities. These procedures also included, among others, testing historical warranty claims data used in the estimate. Professionals with specialized skill and knowledge were used to assist in evaluating significant assumptions, including frequency and average cost of warranty claims.

AxleTech Electric Vehicle Systems Division Acquisition – In-Process Research and Development Intangible Assets

As described in Notes 2 and 25 to the consolidated financial statements, the Company completed the acquisition of AxleTech’s electric vehicle systems division for approximately $124 million on April 16, 2019, which resulted in $56 million of intangible assets being recorded. The intangible assets consist primarily of in-process research and development of $50 million. Management recorded the in-process research and development at fair value using an income approach, which included certain sensitive assumptions, including discount rate, royalty rate, asset life and future cash flows.

The principal considerations for our determination that performing procedures relating to the in-process research and development intangible assets recorded with the acquisition of AxleTech’s electric vehicle systems division is a critical audit matter are there was significant judgment by management when developing this estimate. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence relating to the fair value measurement of the in-process research and development, which included significant assumptions related to future cash flows and the royalty rate. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the in-process research and development intangible assets and controls over development of the assumptions related to the valuation of the in-process research and development, including future cash flows and the royalty rate. These procedures also included, among others, (i) reading the purchase agreement; (ii) testing management’s process for estimating the fair value of in-process research and development; and (iii) testing management’s cash flow projections used to estimate the fair value of the in-process research and development. Testing management’s process included evaluating the appropriateness of the income approach, testing the completeness and accuracy of the data, and evaluating the reasonableness of significant assumptions, including future cash flows and the royalty rate. Evaluating the reasonableness of the significant assumptions involved considering the past performance of the acquired division, as well as the business, industry and peer data, and considering whether they were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the income approach and the royalty rate.

/s/ PricewaterhouseCoopers LLP

Indianapolis, Indiana

February 27, 2020

We have served as the Company’s auditor since 2008.

Allison Transmission Holdings, Inc.

Consolidated Balance Sheets

(dollars in millions, except share data)

	December 31, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$192	$231
Accounts receivable - net of allowance for doubtful accounts of $1 and $1, respectively	253	279
Inventories	199	170
Other current assets	42	45
Total Current Assets	686	725
Property, plant and equipment, net	616	466
Intangible assets, net	1,042	1,066
Goodwill	2,041	1,941
Other non-current assets	65	39
TOTAL ASSETS	$4,450	$4,237
LIABILITIES
Current Liabilities
Accounts payable	$150	$169
Product warranty liability	24	26
Current portion of long-term debt	6	—
Deferred revenue	35	34
Other current liabilities	202	197
Total Current Liabilities	417	426
Product warranty liability	28	40
Deferred revenue	104	88
Long-term debt	2,512	2,523
Deferred income taxes	387	329
Other non-current liabilities	221	172
TOTAL LIABILITIES	3,669	3,578
Commitments and Contingencies (see NOTE 18)
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 1,880,000,000 shares authorized, 118,199,782 shares issued and outstanding and 126,251,266 shares issued and outstanding, respectively	1	1
Non-voting common stock, $0.01 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Paid in capital	1,802	1,788
Accumulated deficit	(970)	(1,100)
Accumulated other comprehensive loss, net of tax	(52)	(30)
TOTAL STOCKHOLDERS’ EQUITY	781	659
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$4,450	$4,237

The accompanying notes are an integral part of the consolidated financial statements.

Allison Transmission Holdings, Inc.

Consolidated Statements of Comprehensive Income

(dollars in millions, except per share data)

	Years ended December 31,
	2019	2018	2017
Net sales	$2,698	$2,713	$2,262
Cost of sales	1,304	1,291	1,131
Gross profit	1,394	1,422	1,131
Selling, general and administrative	354	364	342
Engineering — research and development	154	131	105
Environmental remediation	(8)	—	—
Loss associated with impairment of long-lived assets	2	4	32
Operating income	892	923	652
Interest expense, net	(134)	(121)	(103)
Other income (expense), net	10	3	(22)
Income before income taxes	768	805	527
Income tax expense	(164)	(166)	(23)
Net income	$604	$639	$504
Basic earnings per share attributable to common stockholders	$4.95	$4.81	$3.38
Diluted earnings per share attributable to common stockholders	$4.91	$4.78	$3.36
Other comprehensive (loss) income, net of tax:
Foreign currency translation	(3)	(9)	15
Pension and OPEB liability adjustment	—	1	26
Available-for-sale securities and interest rate swaps	(19)	(7)	7
Total other comprehensive (loss) income, net of tax	(22)	(15)	48
Comprehensive income	$582	$624	$552

The accompanying notes are an integral part of the consolidated financial statements.

Allison Transmission Holdings, Inc.

Consolidated Statements of Cash Flows

(dollars in millions)

	Years ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$604	$639	$504
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	86	87	90
Depreciation of property, plant and equipment	81	77	80
Deferred income taxes	65	52	(50)
Stock-based compensation	13	13	12
Amortization of deferred financing costs	5	6	6
Expenses related to long-term debt refinancing	5	—	—
Loss associated with impairment of long-lived assets	2	4	32
Impairment loss on investments in technology-related initiatives	—	3	16
Unrealized gain on derivatives	—	—	(29)
Other	1	4	—
Changes in assets and liabilities:
Accounts receivable	37	(61)	(19)
Inventories	(11)	(18)	(25)
Accounts payable	(25)	9	30
Other assets and liabilities	(16)	22	11
Net cash provided by operating activities	847	837	658
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(232)	—	—
Additions of long-lived assets	(172)	(100)	(91)
Investments in technology-related initiatives	(1)	(3)	(3)
Net cash used for investing activities	(405)	(103)	(94)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(1,151)	(28)	(12)
Issuance of long-term debt	1,148	—	400
Repurchases of common stock	(393)	(609)	(885)
Borrowings on revolving credit facility	90	—	415
Repayments on revolving credit facility	(90)	—	(415)
Dividend payments	(73)	(80)	(89)
Debt financing fees	(12)	(1)	(6)
Proceeds from exercise of stock options	5	22	19
Taxes paid related to net share settlement of equity awards	(4)	(4)	(1)
Net cash used for financing activities	(480)	(700)	(574)
Effect of exchange rate changes on cash	(1)	(2)	4
Net (decrease) increase in cash and cash equivalents	(39)	32	(6)
Cash and cash equivalents at beginning of period	231	199	205
Cash and cash equivalents at end of period	$192	$231	$199
Supplemental disclosures:
Interest paid	$125	$115	$124
Income taxes paid	$89	$101	$96

The accompanying notes are an integral part of the consolidated financial statements.

Allison Transmission Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

(dollars in millions)

	Common Stock	Non- voting Common Stock	Preferred Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, net of tax	Stockholders’ Equity
Balance at December 31, 2016	$2	$—	$—	$1,728	$(586)	$(63)	$1,081
Stock-based compensation	—	—	—	12	—	—	12
Pension and OPEB liability adjustment	—	—	—	—	—	26	26
Foreign currency translation adjustment	—	—	—	—	—	15	15
Available-for-sale securities	—	—	—	—	—	7	7
Issuance of common stock	—	—	—	18	—	—	18
Repurchase of common stock	(1)	—	—	—	(884)	—	(885)
Dividends on common stock	—	—	—	—	(89)	—	(89)
Net income	—	—	—	—	504	—	504
Balance at December 31, 2017	$1	$—	$—	$1,758	$(1,055)	$(15)	$689
Stock-based compensation	—	—	—	13	—	—	13
Pension and OPEB liability adjustment	—	—	—	—	—	1	1
Foreign currency translation adjustment	—	—	—	—	—	(9)	(9)
Available-for-sale securities and interest rate swaps	—	—	—	—	—	(7)	(7)
Issuance of common stock	—	—	—	17	—	—	17
Repurchase of common stock	—	—	—	—	(609)	—	(609)
Dividends on common stock	—	—	—	—	(80)	—	(80)
Impact of adopting accounting standards	—	—	—	—	5	—	5
Net income	—	—	—	—	639	—	639
Balance at December 31, 2018	$1	$—	$—	$1,788	$(1,100)	$(30)	$659
Stock-based compensation	—	—	—	13	—	—	13
Pension and OPEB liability adjustment	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	(3)	(3)
Available-for-sale securities and interest rate swaps	—	—	—	—	—	(19)	(19)
Issuance of common stock	—	—	—	1	—	—	1
Repurchase of common stock	—	—	—	—	(393)	—	(393)
Dividends on common stock	—	—	—	—	(73)	—	(73)
Impact of adopting accounting standards	—	—	—	—	(8)	—	(8)
Net income	—	—	—	—	604	—	604
Balance at December 31, 2019	$1	$—	$—	$1,802	$(970)	$(52)	$781

The accompanying notes are an integral part of the consolidated financial statements.

Allison Transmission Holdings, Inc.

Notes to Consolidated Financial Statements

NOTE 1.   OVERVIEW

Overview

Allison Transmission Holdings, Inc. and its subsidiaries (“Allison,” or the “Company”) design and manufacture vehicle propulsion solutions, including commercial-duty on-highway, off-highway and defense fully-automatic transmissions and electric-hybrid and fully-electric systems. The business was founded in 1915 and has been headquartered in Indianapolis, Indiana since inception. Allison was an operating unit of General Motors Corporation from 1929 until 2007, when Allison once again became a stand-alone company. In March 2012, Allison began trading on the New York Stock Exchange under the symbol, “ALSN”.

The Company has approximately 3,700 employees. Although approximately 77% of revenues were generated in North America in 2019, the Company has a global presence by serving customers in Europe, Asia, South America and Africa. The Company serves customers through an independent network of approximately 1,500 independent distributor and dealer locations worldwide.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Estimates include, but are not limited to, sales allowances, government price adjustments, fair market values and future cash flows associated with goodwill, indefinite life intangibles, definite life intangibles, long-lived asset impairment tests, useful lives for depreciation and amortization, warranty liabilities, environmental liabilities, determination of discount and other assumptions for pension and other post-retirement benefit expense, determination of discount rate and period for leases, income taxes and deferred tax valuation allowances, derivative valuation, assumptions for business combinations and contingencies. The Company’s accounting policies involve the application of judgments and assumptions made by management that include inherent risks and uncertainties. Actual results could differ materially from these estimates. Changes in estimates are recorded in results of operations in the period that the events or circumstances giving rise to such changes occur.

Segment Reporting

In accordance with the Financial Accounting Standards Board’s (“FASB”) authoritative accounting guidance on segment reporting, the Company has one operating segment and reportable segment. The Company is in one line of business, which is the manufacture and distribution of vehicle propulsion solutions.

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

Marketable Securities

The Company determines the appropriate classification of all marketable securities as “held-to-maturity,” “available-for-sale” or “trading” at the time of purchase, and re-evaluates such classifications as of each balance sheet date. As of December 31, 2019, and 2018, the Company’s marketable securities were classified as trading.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost less accumulated depreciation. Depreciation expense is recorded using the straight-line method over the following estimated lives:

Range in Years
Land improvements	5 – 30
Buildings and building improvements	10 – 40
Machinery and equipment	2 – 20
Software	2 – 5
Special tooling	2 – 10

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

As a result of events and circumstances related to weak demand conditions for the TC10 product in the fourth quarter of 2017 and the decision to cease production of the TC10 product in the fourth quarter of 2018, the Company recorded a $2 million, $4 million and $32 million impairment loss associated with the production of TC10 for the years ended December 31, 2019, 2018 and 2017, respectively.

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

Goodwill impairment testing for 2019 was performed using the Step 0 analysis of certain trends and factors. The Company’s qualitative assessment included an assessment of business changes, economic outlook, financial trends and forecasts, growth rates, credit ratings, equity ratings, discount rates, industry data and other relevant qualitative factors. Events or circumstances that could unfavorably impact the key assumptions include lower net sales driven by market conditions, Allison’s inability to execute on marketing programs and/or growth initiatives, lower gross margins as a result of market conditions or failure to obtain forecasted cost reductions, or a higher discount rate as a result of market conditions. While unpredictable and inherently uncertain, the Company believes the forecast estimates were reasonable and incorporate assumptions that similar market participants would use in their estimates of fair value. These trends and factors were compared to, and based on, the assumptions used in prior years. After reviewing various qualitative factors, the Company’s 2019 annual goodwill impairment test indicated that the fair value of the reporting unit more likely than not exceeded its carrying value, indicating no impairment. Refer to NOTE 6, “Goodwill and Other Intangible Assets” for further information.

Other intangible assets have both indefinite and finite useful lives. Intangible assets with indefinite useful lives, such as the Allison Transmission trade name and in-process research and development, are not amortized but are tested annually for impairment. The Company has elected to perform its annual indefinite lived intangible assets impairment test on October 31 of every year and follow a similar multi-step impairment test to that performed on goodwill. Events or circumstances that could unfavorably impact the key assumptions include lower net sales driven by market conditions, the Company's inability to execute on marketing programs and/or delay in introduction of new products, and higher discount rate as a result of market conditions. While unpredictable and inherently uncertain, the Company believes the forecast estimates are reasonable and incorporate those assumptions that similar market participants would use in their estimates of fair value. After reviewing various qualitative factors, the Company’s annual 2019 indefinite lived intangible assets impairment test indicated that the fair value of the Company’s indefinite lived intangible assets more likely than not exceeded their carrying value, indicating no impairment. Refer to NOTE 6, “Goodwill and Other Intangible Assets” for further information.

Intangible assets with finite lives are amortized over their estimated useful lives and reviewed for impairment when circumstances change that would create a triggering event. Customer relationships are amortized over the life in which expected benefits are to be consumed. The other remaining finite life intangibles are amortized on a straight-line basis over their useful lives. The Company evaluates the remaining useful life of the other intangible assets on a periodic basis to determine whether events or circumstances warrant a revision to the remaining useful life. Assumptions and estimates about future values and remaining useful lives of the Company’s intangible and other long-lived assets are complex and subjective. Such assumptions and estimates can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors, such as changes in the Company’s business strategy and internal forecasts. Although management believes the historical assumptions and estimates are reasonable and appropriate, different assumptions and estimates could materially impact the Company’s reported financial results. Refer to NOTE 6 “Goodwill and Other Intangible Assets” for further information.

Deferred Financing Costs

The debt issuance costs related to line-of-credit arrangements is presented as a component of other non-current assets. The debt issuance costs related to other types of debt instruments such as notes and loans are presented as a component of long-term debt. Deferred financing costs continue to be amortized over the life of the related debt using the effective interest method. Amortization of deferred financing costs is recorded as part of interest expense and totaled $5 million, $6 million and $6 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

Sales under U.S. government production contracts are recognized at the point in time when control passes to the customer, or when the U.S. government accepts the transmission and is able to direct its use in certain bill-and-hold arrangements. Deferred revenue arises from cash received in advance of the culmination of the earnings process and is recognized as revenue in future periods when the applicable revenue recognition criteria have been met. Under the terms of previous U.S. government contracts, there were certain price reduction clauses and provisions for potential price reductions which were estimated at the time of sale based upon the Company’s history and experience and were recorded as a reduction to Net sales. Potential reductions may be attributed to a change in projected sales volumes or plant efficiencies which impact overall costs. The Company had $56 million recorded in the price reduction reserve account as of each of December 31, 2019 and 2018.

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

The Company contracts with various third parties to provide engineering services. These services are recorded as Net sales in accordance with the terms of the contract. The saleable engineering recorded was $11 million, $3 million and $3 million for the years ended December 31, 2019, 2018 and 2017, respectively. The associated costs are recorded in Cost of sales.

Warranty

Provisions for estimated expenses related to product warranties are made at the time products are sold. Warranty claims arise when a transmission or propulsion solution manufactured by us fails while in service during the relevant warranty period. The warranty reserve is adjusted in Selling, general and administrative expense based on the Company’s current and historical warranty claims paid and associated repair costs. These estimates are established using historical information including the nature, frequency, and average cost of warranty claims and are adjusted as actual information becomes available. From time to time, the Company may initiate a specific field action program. As a result of the uncertainty surrounding the nature and frequency of specific field action programs, the liability for such programs is recorded when the Company commits to an action. The Company reviews and assesses the liability for these programs on a quarterly basis. The Company also assesses its ability to recover certain costs from its suppliers and records a receivable from the supplier when it believes a recovery is probable. Warranty costs may differ from those estimated if actual claim rates are higher or lower than the Company's historical rates.

Research and Development

The Company incurs costs in connection with research and development programs that are expected to contribute to future earnings. Such costs are charged to Engineering — research and development as incurred.

Environmental

The Company accrues costs related to environmental matters when it is probable that the Company has incurred a liability related to a contaminated site and the costs can be reasonably estimated. For additional information, see NOTE 18, “Commitments and Contingencies”.

Foreign Currency Translation

Most of the Company’s subsidiaries outside the United States prepare financial statements in currencies other than the U.S. Dollar. The functional currency for all of these subsidiaries is the local currency, except for the Company’s Hong Kong and Middle East subsidiaries which currently use the U.S. Dollar as their functional currency. Balances are translated at period-end exchange rates for assets and liabilities and monthly weighted-average exchange rates for revenues and expenses. The translation gains and losses are stated as a component of Accumulated Other Comprehensive Loss (“AOCL”) as disclosed in NOTE 17, “Accumulated Other Comprehensive Loss”.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The future tax benefits associated with operating loss and tax credit carryforwards are recognized as deferred tax assets. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. When releasing income tax effects from accumulated other comprehensive loss the Company utilizes the portfolio securities approach.

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

RSUs were granted to certain employees and directors at fair market value on the date of grant. The restrictions lapse upon continued performance by the RSU holder on the vest date which generally occurs over one, two or three years. RSU incentive compensation expense recorded was $5 million, $5 million and $7 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Performance-based awards, including performance units, were granted to certain employees at fair value at the date of grant. The Company records the fair value of each performance-based award based on a Monte-Carlo pricing model. Performance-based award incentive compensation expense recorded was $6 million, $6 million and $3 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Stock options were granted to certain employees at fair value on the date of grant using a Black-Scholes option pricing model. Stock option incentive compensation expense recorded was $2 million for each of the years ended December 31, 2019, 2018 and 2017.

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued authoritative accounting guidance on lease accounting, which guidance was subsequently amended. The guidance requires lessees to present right-of-use assets and lease liabilities on the balance sheet for all leases not considered short-term leases. Short-term leases are leases with a lease term of 12 months or less as long as the leases do not include options to purchase the underlying assets that the lessee is reasonably certain to exercise. The guidance also introduces new disclosure requirements for leasing arrangements. In July 2018, the FASB issued additional authoritative guidance on this topic giving lessees an optional adoption approach under which the impact of the adoption of the guidance would be shown as of the date of adoption. Management elected to adopt the guidance using this optional alternative method. The Company adopted this guidance effective January 1, 2019. Upon adoption, the Company recorded non-financial right-of-use ("ROU") assets of $14 million, including $1 million of assets transferred from the balance recorded as prepaid lease expense under the prior guidance, and current and non-current lease liabilities of $4 million and $9 million, respectively. The adoption of this guidance did not have a material impact on the Company's opening retained earnings. See Note 12, "Leases" for further details.

In June 2016, the FASB issued authoritative accounting guidance on the presentation of financial assets at the net amount expected to be collected. The guidance also requires the disclosure of financing receivables disaggregated by the year of origination. The guidance has been subsequently amended. The Company adopted this guidance using a modified retrospective approach effective January 1, 2020. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

In February 2018, the FASB issued authoritative accounting guidance on transfers of stranded balances in AOCL to retained earnings. The passage of the U.S. Tax Cuts and Jobs Act by the U.S. federal government in December 2017, in conjunction with existing GAAP requirements to adjust deferred tax assets and liabilities for changes in tax laws or rates created stranded balances in AOCL on deferred tax assets and liabilities previously recorded as a component to AOCL. The guidance applies to companies affected by these stranded balances and allows a reclassification of these balances to retained earnings. The Company adopted this guidance effective January 1, 2019 on a prospective basis. As a result of the adoption of this guidance, the Company recorded an adjustment that reclassified $8 million of AOCL to retained earnings as of January 1, 2019.

In June 2018, the FASB issued authoritative accounting guidance on accounting for nonemployee awards for goods or services received by a company. The Company adopted this guidance effective January 1, 2019. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

In August 2018, the FASB issued authoritative accounting guidance amending disclosure requirements for certain assets subject to fair value measurement. The guidance allows the Company to reduce the amount of disclosure on transfers between Level 1 and Level 2 assets. The Company adopted this guidance effective January 1, 2020. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

In August 2018, the FASB issued authoritative accounting guidance on accounting for implementation costs in hosting arrangements to align these costs with existing guidance for internally developed software. The stage of implementation must be assessed to determine if costs should be capitalized or expensed, and capitalized costs should be expensed during the noncancellable term of the agreement. The Company adopted this guidance on a prospective basis effective January 1, 2020. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued authoritative accounting guidance amending disclosure requirements for the Company's defined benefit pension plans and other postretirement benefit plan. The guidance will be effective for the Company in fiscal year 2021, and the Company does not plan to early adopt. Management is currently evaluating the impact of this guidance on the Company's consolidated financial statements and notes thereto.

In December 2019, the FASB issued authoritative accounting guidance to simplify the accounting for income taxes. The guidance identifies specific exceptions to be removed from the calculation and reporting of income taxes. The guidance will be effective for the Company in fiscal year 2021, though early adoption is permitted in any prior interim reporting period. Management is currently evaluating the impact of this guidance on the Company's consolidated financial statements and notes thereto.

NOTE 3.   REVENUE

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

The Company may also use volume based discounts and rebates as marketing incentives in the sales of both vehicle propulsion solutions and service parts, which are accounted for as variable consideration. The Company records the impact of the incentives as a reduction to revenue when it is determined that the adjustment is not likely to reverse, historically on a quarterly basis. The Company estimates the impact of all other incentives based on the related sales and market conditions in the end market vocation. The Company recorded no adjustments based on variable consideration during the years ended December 31, 2019 and 2018.

Net sales are made on credit terms, generally 30 days, based on an assessment of the customer’s creditworthiness. For certain goods or services, the Company receives consideration prior to satisfying the related performance obligation. Such consideration is recorded as a contract liability in current and non-current deferred revenue as of December 31, 2019 and December 31, 2018. See NOTE 11, “Deferred Revenue” for more information including the amount of revenue earned during the year ended December 31, 2019 that had been previously deferred. The Company had no contract assets as of December 31, 2019 and 2018.

The Company has one operating segment and reportable segment. The Company is in one line of business, which is the manufacture and distribution of vehicle propulsion solutions. The following presents disaggregated revenue by categories that best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors (dollars in millions):

	Year ended December 31, 2019	Year ended December 31, 2018
North America On-Highway	$1,474	$1,317
North America Off-Highway	30	93
Defense	151	158
Outside North America On-Highway	390	383
Outside North America Off-Highway	109	129
Service Parts, Support Equipment and Other	544	633
Total Net Sales	$2,698	$2,713

Disaggregated revenue by end market is further described as follows:

North America On-Highway

Revenue from the North America On-Highway end market is driven by the sale of transmissions to Original Equipment Manufacturers (“OEMs”), distributors and dealers that install the product into Class 4-5, Class 6-7 and Class 8 straight trucks, conventional transit, shuttle and coach buses, school buses and motorhome applications. Revenue from the North America On-Highway end market also includes the sale of electric-hybrid and fully-electric propulsion solutions. Revenue is recognized at the point in time when control passes to the customer, which is based on shipping terms when the order is fulfilled by the Company.

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

Outside North America On-Highway

Revenue from the Outside North America On-Highway end market is driven by the sale of transmissions and propulsion solutions to OEMs and distributors that produce vehicles for commercial users in medium and heavy duty applications. Revenue is recognized at the point in time when control passes to the customer, which is based on shipping terms when the order is fulfilled by the Company.

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

Service Parts, Support Equipment and Other

Revenue from the Service Parts, Support Equipment and Other end market is primarily derived from the sale of transmission parts and fluid purchased for the normal maintenance and repair needs of products in service, the sale of aluminum die cast components purchased as original parts and the sale of ETC contracts which extend the warranty coverages of transmissions beyond the standard warranty period.

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

NOTE 4.   INVENTORIES

Inventories consisted of the following components (dollars in millions):

	December 31, 2019	December 31, 2018
Purchased parts and raw materials	$91	$82
Work in progress	17	8
Service parts	60	48
Finished goods	31	32
Total inventories	$199	$170

Inventory components shipped to third parties, primarily cores, parts to re-manufacturers, and parts to contract manufacturers, which the Company has an obligation to buy back, are included in purchased parts and raw materials, with an offsetting liability in other current liabilities. See NOTE 14, “Other Current Liabilities” for more information.

NOTE 5.   PROPERTY, PLANT AND EQUIPMENT

The cost and accumulated depreciation of property, plant and equipment are as follows (dollars in millions):

	December 31, 2019	December 31, 2018
Land and land improvements	$25	$24
Buildings and building improvements	342	336
Machinery and equipment	722	643
Software	163	143
Special tooling	202	201
Construction in progress	141	52
Total property, plant and equipment	1,595	1,399
Accumulated depreciation	(979)	(933)
Property, plant and equipment, net	$616	$466

Depreciation of property, plant and equipment was $81 million, $77 million and $80 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

During 2019, the Company completed three acquisitions resulting in additional property, plant and equipment. See NOTE 25 “Acquisitions” for further information on the impact of the three acquisitions to the Company’s consolidated financial statements.

NOTE 6.   GOODWILL AND OTHER INTANGIBLE ASSETS

As of December 31, 2019 and 2018, the carrying amount of the Company’s Goodwill was $2,041 million and $1,941 million, respectively.

The following presents a summary of other intangible assets (dollars in millions):

	December 31, 2019			December 31, 2018
	Intangible assets, gross	Accumulated amortization	Intangible assets, net	Intangible assets, gross	Accumulated amortization	Intangible assets, net
Other intangible assets:
Trade name	$791	$—	$791	$790	$—	$790
In process research and development	50	—	50	—	—	—
Customer relationships – commercial	839	(664)	175	832	(619)	213
Proprietary technology	481	(473)	8	476	(434)	42
Customer relationships – defense	62	(44)	18	62	(41)	21
Total	$2,223	$(1,181)	$1,042	$2,160	$(1,094)	$1,066

Amortization of intangible assets was $86 million, $87 million and $90 million for the years ended December 31, 2019, 2018 and 2017, respectively.

As of December 31, 2019 and 2018, the net carrying value of the Company’s Goodwill and Other intangible assets, net was $3,083 million and $3,007 million, respectively. The Company’s 2019 annual goodwill impairment test indicated that the fair value of the reporting unit more likely than not exceeded its carrying value, indicating no impairment. The Company's 2019 annual indefinite lived intangible assets impairment test indicated that the fair value of the Company’s indefinite lived intangible assets more likely than not exceeded their carrying value, indicating no impairment.

Amortization expense related to other intangible assets for the next five years is expected to be (dollars in millions):

	2020	2021	2022	2023	2024
Amortization expense	$51	$46	$45	$43	$8

During 2019, the Company completed three acquisitions resulting in additional goodwill and other intangible assets. The following presents a summary of the impact of these acquisitions on the goodwill of the Company’s single operating and reporting segment (dollars in millions):

Allison Transmission, Inc.
Balance at December 31, 2017	$1,941
Changes affecting goodwill	—
Net current period impact to goodwill	$—
Balance at December 31, 2018	$1,941
Acquisitions	$100
Net current period impact to goodwill	$100
Balance at December 31, 2019	$2,041

See NOTE 25 “Acquisitions” for more information on the impact of the three acquisitions to the Company’s consolidated financial statements.

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

Level 2 — Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes financial instruments that are valued using quoted prices in markets that are not active and those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

Level 3 — Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At each balance sheet date, the Company performs an analysis of all instruments subject to authoritative accounting guidance and includes, in Level 3, all of those whose fair value is based on significant unobservable inputs. As of December 31, 2019 and December 31, 2018, the Company did not have any Level 3 financial assets or liabilities.

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

The following table summarizes the fair value of the Company’s financial assets and (liabilities) as of December 31, 2019 and 2018 (dollars in millions):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		TOTAL
	2019	2018	2019	2018	2019	2018
Cash equivalents	$70	$111	$—	$—	$70	$111
Derivative liabilities, net	—	—	(34)	(9)	(34)	(9)
Rabbi trust assets	12	9	—	—	12	9
Deferred compensation obligation	(12)	(9)	—	—	(12)	(9)
Total	$70	$111	$(34)	$(9)	$36	$102

NOTE 8.   DEBT

Long-term debt and maturities are as follows (dollars in millions):

	December 31, 2019	December 31, 2018
Long-term debt:
Senior Secured Credit Facility Term B-3 Loan, variable, due 2022	$—	$1,148
Senior Notes, fixed 5.0%, due 2024	1,000	1,000
Senior Secured Credit Facility Term Loan, variable, due 2026	644	—
Senior Notes, fixed 4.75%, due 2027	400	400
Senior Notes, fixed 5.875%, due 2029	500	—
Total long-term debt	$2,544	$2,548
Less: current maturities of long-term debt	6	—
deferred financing costs, net (see NOTE 2)	26	25
Total long-term debt, net	$2,512	$2,523

Principal payments required on long-term debt during the next five years are as follows:

(dollars in millions)	2020	2021	2022	2023	2024
Payments	$6	$6	$6	$6	$1,006

As of December 31, 2019, the Company had $2,544 million of indebtedness associated with Allison Transmission, Inc.’s (“ATI”), the Company’s wholly-owned subsidiary, 5.0% Senior Notes due September 2024 (“5.0% Senior Notes”), ATI’s 4.75% Senior Notes due October 2027 (“4.75% Senior Notes”), ATI’s 5.875% Senior Notes due June 2029 (“5.875% Senior Notes,” and, together with the 5.0% Senior Notes and 4.75% Senior Notes, the “Senior Notes”) and the Second Amended and Restated Credit Agreement dated as of March 29, 2019 (the “Credit Agreement”), governing ATI’s new term loan facility in the amount of $644 million due March 2026 (“New Term Loan”) and ATI’s new revolving credit facility with commitments in the amount of $600 million due September 2024 (“New Revolving Credit Facility” and, together with the New Term Loan, the “New Senior Secured Credit Facility”).

The fair value of the Company’s long-term debt obligations as of December 31, 2019 was $2,636 million. The fair value is based on quoted Level 2 market prices of the Company’s debt as of December 31, 2019. It is not expected that the Company would be able to repurchase a significant amount of its debt at these levels. The difference between the fair value and carrying value of the long-term debt is driven primarily by trends in the financial markets.

New Senior Secured Credit Facility

In March 2018, ATI entered into an amendment to lower the applicable margins on the prior term loan due 2022 (“Prior Term Loan”) by 0.25%. The March 2018 amendment was treated as a modification to the prior senior secured credit facility (defined as the Prior Term Loan and the prior $550 million revolving credit facility due 2021, or the “Prior Revolving Credit Facility”) under GAAP, and thus the Company recorded $1 million as new deferred financing fees in the first quarter of 2018.

In March 2019, the Company and ATI entered into the Credit Agreement to reduce the commitments under the Prior Term Loan by $500 million and increase the commitments under Prior Revolving Credit Facility by $50 million. The New Senior Secured Credit Facility also extended the maturity of the Prior Term Loan from 2022 to 2026 and extended the Prior Revolving Credit Facility termination date from 2021 to 2024. The New Senior Secured Credit Facility replaced the Prior Senior Secured Credit Facility, including the Prior Term Loan and Prior Revolving Credit Facility, on March 29, 2019. The Credit Agreement was treated as a modification to the Prior Senior Secured Credit Facility under GAAP, and thus the Company expensed $5 million of prior deferred financing fees and $1 million of related third party fees in the Consolidated Statement of Comprehensive Income for the year ended December 31, 2019 and recorded $5 million as new deferred financing fees in the Condensed Consolidated Balance Sheet in the first quarter of 2019.

In October 2019, ATI entered into an amendment to the Credit Agreement with the New Term Loan lenders under its New Senior Secured Credit Facility to lower the applicable margins on the New Term Loan by 0.25%. The October 2019 amendment was treated as a modification to the New Senior Secured Credit Facility under GAAP.

The borrowings under the New Senior Secured Credit Facility are collateralized by a lien on substantially all assets of the Company, ATI and each of the existing and future U.S. subsidiary guarantors, with certain exceptions set forth in the Credit Agreement, and ATI’s capital stock and all of the capital stock or other equity interests held by the Company, ATI and each of ATI’s existing and future U.S. subsidiary guarantors (subject to certain limitations for equity interest of foreign subsidiaries and other exceptions set forth in the Credit Agreement). Interest on the New Term Loan, as of December 31, 2019, is either (a) 1.75% over a LIBOR rate on deposits in U.S. dollars for one-, two-, three- or six-month periods (or twelve-month or shorter periods if, at the time of the borrowing, available from all relevant lenders) (the "LIBOR Rate"), or (b) 0.75% over the greater of the prime lending rate as quoted by the administrative agent, the LIBOR Rate for an interest period of one month plus 1.00% and the federal funds effective rate published by the Federal Reserve Bank of New York plus 0.50%, subject to a 1.00% floor (the "Base Rate"). As of December 31, 2019, the Company elected to pay the lowest all-in rate of LIBOR plus the applicable margin, or 3.54%, on the New Term Loan. The Credit Agreement requires minimum quarterly principal payments on the New Term Loan starting with the fiscal quarter which ended September 30, 2019, as well as prepayments from certain net cash proceeds of non-ordinary course asset sales and casualty and condemnation events, the incurrence of certain debt and from a percentage of excess cash flow, if applicable. The minimum required quarterly principal payment on the New Term Loan through its maturity date of March 2026 is $2 million. As of December 31, 2019, there had been no payments required for certain net cash proceeds of non-ordinary course asset sales and casualty and condemnation events. The remaining principal balance is due upon maturity.

The New Senior Secured Credit Facility also provides a New Revolving Credit Facility, net of an allowance for up to $75 million in outstanding letters of credit commitments. Throughout the year ended December 31, 2019, the Company made periodic withdrawals and payments on the New Revolving Credit Facility as part of the Company's debt management plans. The maximum amount outstanding at any time during the year ended December 31, 2019 was $90 million. As of December 31, 2019, the Company had $595 million available under the New Revolving Credit Facility, net of $5 million in letters of credit. Borrowings under the New Revolving Credit Facility bear interest at a variable base rate plus an applicable margin based on the Company’s first lien net leverage ratio. When the Company’s first lien net leverage ratio is above 4.00x, interest on the New Revolving Credit Facility is (a) 0.75% over the Base Rate or (b) 1.75% over the LIBOR Rate; when the Company’s first lien net leverage ratio is equal to or less than 4.00x and above 3.50x, interest on the New Revolving Credit Facility is (i) 0.50% over the Base Rate or (ii) 1.50% over the LIBOR Rate; and when the Company’s first lien net leverage ratio is equal to or below 3.50x, interest on the New Revolving Credit Facility is (y) 0.25% over the Base Rate or (z) 1.25% over the LIBOR Rate. As of December 31, 2019, the applicable margin for the New Revolving Credit Facility was 1.25%. In addition, there is an annual commitment fee, based on the Company’s first lien net leverage ratio, on the average unused revolving credit borrowings available under the New Revolving Credit Facility. As of December 31, 2019, the commitment fee is 0.25%. Borrowings under the New Revolving Credit Facility are payable at the option of the Company throughout the term of the New Senior Secured Credit Facility with the balance due in September 2024.

The New Senior Secured Credit Facility requires the Company to maintain a specified maximum first lien net leverage ratio of 5.50x when revolving loan commitments remain outstanding on the New Revolving Credit Facility at the end of a fiscal quarter. As of December 31, 2019, the Company had no amounts outstanding under the New Revolving Credit Facility; however, the Company would have been in compliance with the maximum first lien net leverage ratio, achieving a 0.42x ratio. Additionally, within the terms of the New Senior Secured Credit Facility, a first lien net leverage ratio at or below 4.00x results in the elimination of excess cash flow payments on the New Senior Secured Credit Facility for the applicable year.

In addition, the Credit Agreement, among other things, includes customary restrictions (subject to certain exceptions) on the Company’s ability to incur certain indebtedness, grant certain liens, make certain investments, engage in acquisitions, consolidations and mergers, declare or pay certain dividends or repurchase shares of the Company’s common stock. As of December 31, 2019, the Company was in compliance with all covenants under the Credit Agreement.

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

The 5.0% Senior Notes are unsecured and are guaranteed by each of ATI’s domestic subsidiaries that is a borrower under or guarantees the New Senior Secured Credit Facility and are unconditionally guaranteed, jointly and severally, by any of ATI’s future domestic subsidiaries that are borrowers under or guarantee the New Senior Secured Credit Facility. None of ATI’s domestic subsidiaries currently guarantee its obligations under the New Senior Secured Credit Facility, and therefore none of ATI’s domestic subsidiaries currently guarantee the 5.0% Senior Notes. The indenture governing the 5.0% Senior Notes contains negative covenants restricting or limiting the Company’s ability to, among other things: incur or guarantee additional indebtedness, incur liens, pay dividends on, redeem or repurchase the Company’s capital stock, make certain investments, permit payment or dividend restrictions on certain of the Company’s subsidiaries, sell assets, engage in certain transactions with affiliates, and consolidate or merge or sell all or substantially all of the Company’s assets. As of December 31, 2019, the Company was in compliance with all covenants under the indenture governing the 5.0% Senior Notes.

4.75% Senior Notes

ATI may from time to time seek to retire the 4.75% Senior Notes through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, contractual redemptions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. Prior to October 1, 2020, ATI may redeem up to 40% of the 4.75% Senior Notes by paying a price equal to 104.75% of the principal amount being redeemed. Prior to October 1, 2022, ATI may redeem some or all of the 4.75% Senior Notes by paying a price equal to 100.00% of the principal amount being redeemed, plus an “applicable premium”. At any time on or after October 1, 2022, ATI may redeem some or all of the 4.75% Senior Notes at specified redemption prices in the governing indenture.

The 4.75% Senior Notes are unsecured and are guaranteed by each of ATI’s domestic subsidiaries that is a borrower under or guarantees the New Senior Secured Credit Facility and are unconditionally guaranteed, jointly and severally, by any of ATI’s future domestic subsidiaries that are borrowers under or guarantee the New Senior Secured Credit Facility. None of ATI’s domestic subsidiaries currently guarantee its obligations under the New Senior Secured Credit Facility, and therefore none of ATI’s domestic subsidiaries currently guarantee the 4.75% Senior Notes. The indenture governing the 4.75% Senior Notes contains negative covenants restricting or limiting the Company’s ability to, among other things: incur or guarantee additional indebtedness, incur liens, pay dividends on, redeem or repurchase the Company’s capital stock, make certain investments, permit payment or dividend restrictions on certain of the Company’s subsidiaries, sell assets, engage in certain transactions with affiliates, and consolidate or merge or sell all or substantially all of the Company’s assets. As of December 31, 2019, the Company was in compliance with all covenants under the indenture governing the 4.75% Senior Notes.

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

ATI may from time to time seek to retire the 5.875% Senior Notes through cash purchase and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, contractual redemptions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. Prior to June 1, 2022, ATI may redeem up to 40% of the 5.875% Senior Notes by paying a price equal to 105.875% of the principal amount being redeemed. Prior to June 1, 2024, ATI may redeem some of all of the 5.875% Senior Notes by paying a price equal to 100.00% of the principal amount being redeemed, plus an “applicable premium”. At any time on or after June 1, 2024, ATI may redeem some of all of the 5.875% Senior Notes at specified redemption prices in the governing indenture.

The 5.875% Senior Notes are unsecured and are guaranteed by each of ATI’s domestic subsidiaries that is a borrower under or guarantees the New Senior Secured Credit Facility and are unconditionally guaranteed, jointly and severally, by any of ATI’s future domestic subsidiaries that are borrowers under or guarantee the New Senior Secured Credit Facility. None of ATI’s domestic subsidiaries currently guarantee its obligations under the New Senior Secured Credit Facility, and therefore none of ATI’s domestic subsidiaries currently guarantee the 5.875% Senior Notes. The indenture governing the 5.875% Senior Notes contains negative covenants restricting or limiting the Company’s ability to, among other things: incur or guarantee additional indebtedness, incur liens, pay dividends on, redeem or repurchase the Company’s capital stock, make certain investments, permit payment or dividend restrictions on certain of the Company’s subsidiaries, sell assets, engage in certain transactions with affiliates, and consolidate or merge or sell all or substantially all of the Company’s assets. As of December 31, 2019, the Company was in compliance with all covenants under the indenture governing the 5.875% Senior Notes.

NOTE 9.   DERIVATIVES

The Company is subject to interest rate risk related to the New Senior Secured Credit Facility and enters into interest rate swaps that are based on LIBOR to manage a portion of this exposure. The interest rate swaps are designated as cash flow hedges that qualify for hedge accounting under the hypothetical derivative method. Fair value adjustments are recorded as a component of AOCL in the Consolidated Balance Sheets. Balances in AOCL are reclassified to earnings when transactions related to the underlying risk are settled. During the first quarter of 2019, the Company entered into $250 million of interest rate swaps and designated them as cash flow hedges under the hypothetical derivative method. As of December 31, 2019, the Company held interest rate swaps effective from (i) September 2019 to September 2022 with notional values totaling $250 million and a weighted average LIBOR fixed rate of 3.01%, (ii) from September 2019 to September 2025 with notional values totaling $250 million and a weighted average LIBOR fixed rate of 3.04% and (iii) September 2022 to September 2025 with notional values totaling $250 million and a weighted average LIBOR fixed rate of 2.82%. See NOTE 7 “Fair Value of Financial Instruments” for information regarding the fair value of the Company’s interest rate swaps.

The following tabular disclosures further describe the Company’s interest rate derivatives qualifying and designated for hedge accounting and their impact on the financial condition of the Company (dollars in millions):

	December 31, 2019		December 31, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other current liabilities	$(7)	Other current liabilities	$(1)
	Other non-current liabilities	(27)	Other non-current liabilities	(8)
Total derivatives designated as hedging instruments		$(34)		$(9)

The balance of derivative losses recorded in AOCL as of December 31, 2019 and 2018 was $34 million and $9 million, respectively. During the year ended December 31, 2019, the Company reclassified $1 million from AOCL to earnings, which was recorded as Interest expense, net on the Consolidated Statements of Comprehensive Income. The Company had $6 million of derivative losses recorded in AOCL expected to be reclassified to earnings within the next twelve months as of December 31, 2019. See NOTE 17 “Accumulated Other Comprehensive Loss” for information regarding activity recorded as a component of AOCL during the year ended December 31, 2019.

NOTE 10.   PRODUCT WARRANTY LIABILITIES

As of December 31, 2019, the current and non-current product warranty liabilities were $24 million and $28 million, respectively. As of December 31, 2018, the current and non-current product warranty liabilities were $26 million and $40 million, respectively. Product warranty liability activities consist of the following (dollars in millions):

	Year ended December 31, 2019	Year ended December 31, 2018	Year ended December 31, 2017
Beginning balance	$66	$55	$63
Payments	(26)	(32)	(30)
Increase in liability (warranty issued during period)	21	38	18
Net adjustments to liability	(9)	5	4
Ending balance	$52	$66	$55

The adjustments to the total liability in 2019, 2018 and 2017 were the result of general changes in estimates for various products and specific field action programs as additional claims data and field information became available.

NOTE 11.   DEFERRED REVENUE

As of December 31, 2019, the current and non-current deferred revenue were $35 million and $104 million, respectively. As of December 31, 2018, the current and non-current deferred revenue were $34 million and $88 million, respectively. Deferred revenue activity consists of the following (dollars in millions):

	Year ended December 31, 2019	Year ended December 31, 2018	Year ended December 31, 2017
Beginning balance	$122	$110	$93
Increases	55	52	52
Revenue earned	(38)	(40)	(29)
Ending balance	$139	$122	$116

New authoritative accounting guidance for revenue was adopted by the Company effective January 1, 2018. The Company recorded a one-time adjustment related to sales of ETC contracts open as of the date of adoption, which decreased deferred revenue by $6 million as of January 1, 2018. See NOTE 3, "Revenue" for information regarding the impact of the adoption of this guidance.

Deferred revenue recorded in current and non-current liabilities related to ETC as of December 31, 2019 were $29 million and $84 million, respectively. Deferred revenue recorded in current and non-current liabilities related to ETC as of December 31, 2018 were $30 million and $73 million, respectively.

NOTE 12.   LEASES

Adoption of New Lease Guidance

New authoritative guidance for leases was adopted by the Company effective January 1, 2019 using the optional transition method. Balances as of December 31, 2019 and results for the year ended December 31, 2019 are presented in conformity with the new authoritative accounting guidance, while prior period balances and results are presented in conformity with prior accounting guidance for leases.

The Company recognized ROU assets for operating leases of $14 million and current and non-current operating lease liabilities of $4 million and $9 million, respectively, as of January 1, 2019. At the time of adoption, the Company was not party to any finance leases.

The Company elected to employ practical expedients allowed by this guidance which included not reassessing existing or expired contracts for leases, not reassessing existing or expired leases for classification, not reassessing indirect costs for any existing leases and using hindsight when determining lease terms.

Lessee Accounting

Contracts are assessed by the Company to determine if the contract conveys the right to control an identified asset in exchange for consideration during a period of time. The Company classifies all identified leases as either operating or finance leases. As of December 31, 2019, the Company was not a party to any finance leases. Contracts that contain leases are assessed to determine if the consideration in the contract is related to a lease component, non-lease component or other components not related to the lease. Lease components are recorded as ROU assets and lease liabilities while any non-lease component is expensed as incurred. The consideration in the contract related to other components not related to the lease is allocated among the lease component and the non-lease component, as applicable, based on the stand-alone selling price of the lease and non-lease components.

Certain lease agreements may contain an option to extend or terminate the lease. The Company considers the economic impact of extension and termination options for each lease agreement. If the Company concludes it is reasonably certain an option will be exercised, that option is included in the lease term and impacts the amount recorded as an ROU asset and lease liability upon inception of the contract.

The Company's lease liability is determined by discounting the future cash flows over the lease period. The Company determines its discount rates by utilizing current secured financing rates based on the length of the lease period plus the Company's margin over LIBOR on the New Term Loan. The Company believes this rate effectively represents a borrowing rate the Company could obtain on a debt instrument possessing similar terms as the lease. Any lease liability is classified between current and non-current liabilities based on the terms of the underlying leases. The weighted average discount rate on operating leases as of December 31, 2019 was 4.36%.

As of December 31, 2018, future undiscounted payments under operating leases (as defined by prior guidance) were expected to be as follows for the next five annual periods and thereafter following December 31, 2018:

December 31, 2018
2019	$4
2020	3
2021	2
2022	1
2023	1
Thereafter	—
Ending balance	$11

As of December 31, 2019, the Company recorded current and non-current operating lease liabilities of $5 million and $18 million, respectively. The following table reconciles total operating lease liabilities as of December 31, 2019 to future undiscounted cash flows for operating leases:

December 31, 2019
2020	$6
2021	4
2022	3
2023	3
2024	2
Thereafter	9
Total lease payments	$27
Less: Interest	4
Present value of lease liabilities	$23

ROU assets are calculated as the related lease liability adjusted for lease incentives, prepayments and the effect of escalating lease payments on period expense. The below table depicts the ROU assets held by the Company based on the underlying asset:

December 31, 2019
Buildings	$21
Land	1
Vehicles	1
Equipment	1
Total right-of-use assets	$24

The weighted average remaining lease term as of December 31, 2019 was 7.70 years.

Operating lease expense was $5 million for the year ended December 31, 2019, and was recorded within Selling, general and administrative expense and Engineering - research and development on the Company's Consolidated Statements of Comprehensive Income. There was no short-term operating lease expense for the year ended December 31, 2019. Rent expense under prior accounting guidance for non-cancelable operating leases was $5 million for each of the years ended December 31, 2018 and 2017.

The calculation of the Company's ROU assets and lease liabilities did not include cash consideration as of December 31, 2019. During the year ended December 31, 2019, the Company recorded $14 million of new ROU assets obtained through non-cash transactions.

NOTE 13.   OTHER INCOME (EXPENSE), NET

Other income (expense), net consists of the following (dollars in millions):

	Years ended December 31,
	2019	2018	2017
Post-retirement benefit plan amendment credits	$11	$12	$—
Vendor settlements	—	(4)	(5)
Technology-related investment expense	—	(3)	(16)
Other	(1)	(2)	(1)
Total	$10	$3	$(22)

NOTE 14.   OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (dollars in millions):

	As of December 31, 2019	As of December 31, 2018
Payroll and related costs	$87	$81
Sales allowances	32	39
Accrued interest payable	21	19
Vendor buyback obligation	16	15
Taxes payable	12	10
Derivative liabilities	7	1
Lease liability	5	—
Vendor liability	3	5
Non-trade payables	2	3
Defense price reduction reserve	—	9
Other accruals	17	15
Total	$202	$197

NOTE 15.   EMPLOYEE BENEFIT PLANS

The Company’s hourly defined benefit pension plan generally provides benefits of negotiated, stated amounts for each year of service as well as significant supplemental benefits for employees who were hired on or before May 18, 2008 and retire with 30 years of service before normal retirement age. Any difference between actual and expected returns on assets during a year and actuarial gains and losses on liabilities together with any prior service costs are charged (or credited) to income over the average remaining service lives of employees. The benefit cost components shown in the Consolidated Statements of Comprehensive Income are based upon certain data specific to the Company, actuarial assumptions that were used for accounting disclosures, and certain allocation methodologies such as population demographics.

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

The Company sponsors defined contribution retirement savings plans for eligible employees, based on employee location and status. The Company’s salaried defined contribution retirement savings plans provide for a Company match of employee contributions up to certain limits based upon eligible base salary. As a result of the business acquisitions in 2019, the number of employees eligible to participate in the plans has increased from prior years.

The charge to expense for the Company’s defined contribution retirement savings plans was $11 million, $9 million and $8 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The Company is also responsible for OPEB costs (medical, dental, vision, and life insurance) for hourly employees hired prior to May 19, 2008, excluding those employees eligible to retire at the time of the sale of the Company. Post-retirement benefit costs consist of service cost and interest cost on accrued obligations. Actuarial gains and losses on liabilities and any prior service costs are charged (or credited) to income over the average remaining service lives of employees. The benefit cost components shown in the Consolidated Statements of Comprehensive Income are based upon certain data specific to the Company, actuarial assumptions that were used for OPEB accounting disclosures, and certain allocation methodologies such as population demographics. The plan is unfunded and any future payments will be funded by the Company’s operating cash flows. As of

December 31, 2019 and 2018, the Company had an estimated OPEB liability for hourly employees hired prior to May 19, 2008, excluding those employees eligible to retire at the time of the sale of the Company, of $94 million and $93 million, respectively.

As part of the Affordable Care Act enacted in 2010, the Company has evaluated the impact on “High-cost Health Plans” in which employers offering health plan coverage exceeding certain thresholds must pay an excise tax equal to 40% of the value of the plan that exceeds the threshold amount. As a result of the excise tax, the Company recorded $2 million in its OPEB liability as of December 31, 2018 with a corresponding adjustment to AOCL, net of tax. In December 2019, the Further Consolidated Appropriations Act of 2020, fully repealed the aforementioned section of the Affordable Care Act and therefore the amount recorded by the Company as of December 31, 2019 was zero.

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

Information about the net periodic benefit cost (credit) and other changes recognized in AOCL for the pension and post-retirement benefit plans is as follows (dollars in millions):

	Pension Plans			Post-retirement Benefits
	Year ended December 31, 2019	Year ended December 31, 2018	Year ended December 31, 2017	Year ended December 31, 2019	Year ended December 31, 2018	Year ended December 31, 2017
Net Periodic Benefit Cost (Credit):
Service cost	$10	$12	$12	$1	$1	$2
Interest cost	7	6	6	4	4	6
Expected return on assets	(9)	(8)	(7)	—	—	—
Prior service credit	—	—	—	(13)	(13)	(4)
Net Periodic Benefit Cost (Credit)	$8	$10	$11	$(8)	$(8)	$4
Other changes recognized in other comprehensive income:
Prior service cost (credit)	$—	$—	$1	$—	$—	$(73)
Net (gain) loss	(2)	(2)	8	(1)	(12)	24
Amortizations	—	—	—	13	13	4
Total recognized – other comprehensive income	$(2)	$(2)	$9	$12	$1	$(45)

The components of net periodic benefit costs other than the service cost component are included in Other income (expense), net in the Consolidated Statements of Comprehensive Income.

The table below provides the weighted-average actuarial assumptions used to determine the net periodic benefit cost (credit).

	Pension Plans			Post-retirement Benefits
	Year ended December 31, 2019	Year ended December 31, 2018	Year ended December 31, 2017	Year ended December 31, 2019	Year ended December 31, 2018	Year ended December 31, 2017
Discount rate	4.20%	3.50%	4.10%	4.20%	3.60%	4.30%
Rate of compensation increase (salaried)	3.00%	3.00%	3.00%	N/A	N/A	N/A
Expected return on assets	4.50%	4.50%	4.70%	N/A	N/A	N/A

The table below provides the weighted-average actuarial assumptions used to determine the benefit obligations of the Company’s plans.

	Pension Plans		Post-retirement Benefits
	As of December 31,
	2019	2018	2019	2018
Discount rate	3.20%	4.20%	3.20%	4.20%
Rate of compensation increase (salaried)	3.00%	3.00%	N/A	N/A

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

The discount rate is used to determine the present value of the Company’s benefit obligations. The Company’s discount rate is determined by matching the plans’ projected cash flows to a yield curve based on long-term, fixed income debt instruments available as of the measurement date of December 31, 2019.

The overall expected rate of return on plan assets is based upon historical and expected future returns consistent with the expected benefit duration of the plan for each asset group adjusted for investment and administrative fees.

Health care cost trends are used to project future post-retirement benefits payable from the Company’s plans. For the Company’s December 31, 2019 obligations, future post-retirement medical care costs and prescription drug costs were forecasted assuming an initial annual increase of 5.20%, decreasing to 4.50% by the year 2036.

As health care costs trends have a significant effect on the amounts reported, an increase and decrease of one-percentage-point would have had the following effects in the year ended December 31, 2019 (dollars in millions):

	1% Increase	1% Decrease
Effect on total of service and interest cost	$1	$(1)
Effect on post-retirement benefit obligation	$13	$(11)

The following table provides a reconciliation of the changes in the net benefit obligations and fair value of plan assets for the years ended December 31, 2019, 2018 and 2017 (dollars in millions):

	Pension Plans			Post-retirement Benefits
	Year ended December 31, 2019	Year ended December 31, 2018	Year ended December 31, 2017	Year ended December 31, 2019	Year ended December 31, 2018	Year ended December 31, 2017
Benefit Obligations:
Net benefit obligation at beginning of year	$177	$181	$155	$93	$102	$144
Service cost	10	12	12	1	1	2
Interest cost	7	6	6	4	4	6
Plan Amendments	—	—	1	—	—	(73)
Benefits paid	(9)	(6)	(7)	(2)	(2)	(2)
Actuarial loss (gain)	19	(16)	14	(2)	(12)	25
Net benefit obligation at end of year	$204	$177	$181	$94	$93	$102
Fair Value of Plan Assets:
Fair value of plan assets at beginning of year	$196	$188	$150	$—	$—	$—
Actual return on plan assets	30	(6)	14	—	—	—
Employer contributions	—	20	31	2	2	2
Benefits paid	(9)	(6)	(7)	(2)	(2)	(2)
Fair value of plan assets at end of year	$217	$196	$188	$—	$—	$—
Net Funded Status	$13	$19	$7	$(94)	$(93)	$(102)

The Company’s OPEB plan was amended to reflect certain limitations on participants’ annual benefits that were included in the new collective bargaining agreement ratified by International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) Local 933 in December 2017.

The Company’s pension plan assets mostly consist of diversified equity securities and diversified debt securities. The fair values of plan assets for the Company’s pension plans as of December 31, 2019 and 2018 are as follows (dollars in millions):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		TOTAL
	2019	2018	2019	2018	2019	2018
Diversified debt securities	$13	$9	$164	$156	$177	$165
Diversified equity securities	24	20	10	8	34	28
Cash equivalents	6	3	—	—	6	3
Total	$43	$32	$174	$164	$217	$196

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

Through 2019, the Company’s investment committee has continued to evaluate the investments and take steps toward the established targets.

The following table discloses the amounts recognized in the balance sheet and in AOCL at December 31, 2019 and 2018, on a pre-tax basis (dollars in millions):

	Pension Plans		Post-retirement Benefits
	As of December 31,
	2019	2018	2019	2018
Amounts Recognized in Balance Sheet:
Noncurrent assets	$13	$19	$—	$—
Current liabilities	—	—	(3)	(3)
Noncurrent liabilities	—	—	(91)	(90)
Total asset (liability)	$13	$19	$(94)	$(93)
Accumulated Other Comprehensive Loss:
Prior service credit	$3	$3	$57	$71
Actuarial (loss) gain	(6)	(8)	4	2
Total	$(3)	$(5)	$61	$73

The amounts in AOCL expected to be amortized and recognized as a component of net periodic benefit cost in 2020 are as follows (dollars in millions):

	2020
	Pension Plans	Post-retirement Benefits
Prior service credit	$—	$13
Actuarial loss	—	—
Total	$—	$13

The accumulated benefit obligation for the Company’s pension plans as of December 31, 2019 and 2018 was $199 million and $173 million, respectively.

As of December 31, 2019 and 2018, the hourly defined benefit pension plan had plan assets greater than the projected benefit obligation and the accumulated benefit obligation. As of December 31, 2019 and 2018, the salary defined benefit pension plan had plan assets greater than the projected benefit obligation and accumulated benefit obligation.

Information about expected cash flows for the Company’s pension and post-retirement benefit plans is as follows (dollars in millions):

	Pension Plans	Post-retirement Benefits
Employer Contributions:
2020 expected contributions	$—	$3
Expected Benefit Payments:
2020	10	3
2021	11	3
2022	12	4
2023	13	4
2024	13	4
2025-2029	67	22

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

The Company maintains a non-qualified deferred compensation plan (“Deferred Compensation Plan”) for a select group of management. Under the terms of the plan, the Company has utilized a rabbi trust to accumulate assets to fund its promise to pay benefits under the Deferred Compensation Plan. The rabbi trust is an irrevocable trust, which restricts any use of funds (operational or otherwise) by the Company other than to pay benefits under the Deferred Compensation Plan, and prevents immediate taxation of contributed amounts. Funds are accumulated through both employee deferrals and a Company match. Funds can be invested by the employee into a diversified group of investment options, which have been selected by the Company’s investment committee, that are all categorized as Level 1 in the fair value hierarchy. The Company match resulted in no charge to the Consolidated Statements of Comprehensive Income for any of the years ended December 31, 2019, 2018 and 2017, and the fair value of the rabbi trust plan assets and deferred compensation obligation was $12 million and $9 million as of December 31, 2019 and 2018, respectively.

NOTE 16.   INCOME TAXES

Income before income taxes included the following (dollars in millions):

	Years ended December 31,
	2019	2018	2017
U.S. income	$712	$755	$491
Foreign income	56	50	36
Total	$768	$805	$527

The provision for income tax expense was estimated as follows (dollars in millions):

	Years ended December 31,
	2019	2018	2017
Estimated current income taxes:
U.S. federal	$75	$94	$61
Foreign	13	9	7
U.S. state and local	11	11	5
Total Current	99	114	73
Deferred income tax expense (credit), net:
U.S. federal	58	45	(44)
Foreign	—	—	1
U.S. state and local	7	7	(7)
Total Deferred	65	52	(50)
Total income tax expense	$164	$166	$23

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

During the year ended December 31, 2018, the Company finalized its accounting for the enactment of the U.S. Tax Cuts and Jobs Act which resulted in a deferred tax benefit of $160 million related to the re-measurement of certain deferred tax assets and liabilities and $6 million of tax expense in connection with the transition tax on the mandatory deemed repatriation of foreign earnings and profits for a total net benefit of $154 million. The change in total net benefit of $2 million was incorporated into the Company’s income tax expense for the year ended December 31, 2018. The Company concluded that no material adjustments were required from the previous reasonable estimate related to the U.S. Tax Cuts and Jobs Act.

A reconciliation of the provision for income tax expense compared with the amounts at the U.S. federal statutory rate is as follows (dollars in millions):

	Years ended December 31,
	2019	2018	2017
Tax at U.S. statutory income tax rate	$161	$169	$185
State tax expense	14	15	10
Non-deductible expenses	(7)	(9)	7
Tax credits	(4)	(3)	(21)
Effect of tax rate changes	(2)	(4)	—
Valuation allowance	1	2	3
Foreign rate differential	(1)	(4)	(5)
Impact related to U.S. Tax Cuts and Jobs Act	—	—	(155)
Other adjustments	2	—	(1)
Total income tax expense	$164	$166	$23

The effective tax rate for both the years ended December 31, 2019 and 2018 was 21%. The decrease in income tax expense was principally driven by decreased taxable income.

Deferred income tax assets and liabilities as of December 31, 2019 and 2018 reflect the effect of temporary differences between amounts of assets, liabilities and equity for financial reporting purposes and the bases of such assets, liabilities and equity as measured by tax laws, as well as tax loss and tax credit carry forwards. Net deferred tax assets and liabilities are classified as non-current in the Consolidated Balance Sheets. As described above, the deferred tax assets and liabilities are measured based on the enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid.

The Company has not recognized any deferred tax liabilities associated with earnings in foreign subsidiaries, except for its subsidiary located in China, as they are intended to be permanently reinvested and used to support foreign operations or have no associated tax requirements. As of December 31, 2019, the Company has recorded a deferred tax liability of $3 million for the tax liability associated with the remittance of previously taxed income and unremitted earnings for its subsidiary located in China. The U.S. Tax Cuts and Jobs Act requirement of a one-time repatriation tax on foreign earnings and profits resulted in the Company recording a $6 million liability for the deemed repatriation to be paid to the U.S. Government. In the future, the U.S. Tax Cuts and Jobs Act provides for tax free repatriations of earnings and profits generated by foreign subsidiaries through a 100% dividends received deduction. The remaining deferred tax liabilities, if recorded, related to unremitted earnings that are indefinitely reinvested are not material.

Temporary differences and carryforwards that gave rise to deferred tax assets and liabilities included the following (dollars in millions):

	As of December 31 2019	As of December 31 2018
Deferred tax assets:
Deferred revenue	$28	$24
Intangibles	23	29
Other accrued liabilities	23	20
Warranty accrual	11	14
Operating loss carryforwards	8	10
Interest rate hedges	8	2
Stock-based compensation	7	5
Sales allowances and rebates	6	8
Inventories	6	4
Technology-related investments	5	5
Other	7	8
Total Deferred tax assets	132	129
Valuation allowances	(10)	(10)
Deferred tax liabilities:
Goodwill	(337)	(311)
Trade name	(132)	(114)
Property, plant and equipment	(28)	(10)
Post-retirement	(6)	(9)
Other	(2)	(2)
Total Deferred tax liabilities	(505)	(446)
Net Deferred tax liability	$(383)	$(327)

The estimated net operating loss carryforwards as of December 31, 2019 relate solely to U.S. state net operating loss carryforwards. Substantially all state operating loss carryforwards will not expire until 2028-2031.

Management has determined, based on an evaluation of available objective and subjective evidence, that it is more likely than not that certain foreign deferred tax assets and an anticipated capital loss carryforward will not be realized; therefore these deferred tax assets are offset with a valuation allowance of $10 million as of December 31, 2019 and 2018.

In accordance with the FASB’s authoritative accounting guidance on accounting for income taxes, the Company records uncertain tax positions on the basis of a two-step process whereby (1) it is determined whether it is more likely than not that the tax position will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority. Based upon this process, the Company has recognized a liability for uncertain tax benefits as of December 31, 2019 and 2018. Management does not anticipate any material changes in the balance in 2020. The change in the liability for unrecognized tax benefits are as follows (dollars in millions):

December 31, 2017	$2

Increases in unrecognized tax benefits as a result of current year activity	—

December 31, 2018	$2

Increases in unrecognized tax benefits as a result of current year activity	1

December 31, 2019	$3

For the years ended December 31, 2019, 2018 and 2017, the Company recognized no interest and penalties in the Consolidated Statements of Comprehensive Income because either no uncertain tax positions were identified or the penalties and interest anticipated were not material in all the periods presented. The Company follows a policy of recording any interest or penalties in Income tax expense.

Management does not anticipate any significant changes in unrecognized tax benefits in 2020. There was $3 million and $2 million as of December 31, 2019 and 2018, respectively, of unrecognized tax benefits that, if recognized, would affect the annual effective tax rate. All of the Company's tax returns, once filed, will remain subject to examination by the various taxing authorities for the duration of the applicable statute of limitations (generally three years from the earlier of the date of filing or the due date of the return).

NOTE 17.   ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in components of AOCL consisted of the following (dollars in millions):

	Before Tax	Tax (Expense) Benefit	Reclassification of stranded tax effects	After Tax
Balance at December 31, 2016	$(20)	$(43)	$—	$(63)
Foreign currency translation	15	—	—	15
Pension and OPEB liability adjustment	34	(8)	—	26
Available-for-sale securities	11	(4)	—	7
Net current period other comprehensive income (loss)	$60	$(12)	$—	$48
Balance at December 31, 2017	$40	$(55)	$—	$(15)
Foreign currency translation	(9)	—	—	(9)
Pension and OPEB liability adjustment	1	—	—	1
Available-for-sale securities	(9)	2	—	(7)
Net current period other comprehensive (loss) income	$(17)	$2	$—	$(15)
Balance at December 31, 2018	$23	$(53)	$—	$(30)
Foreign currency translation	(3)	—	—	(3)
Pension and OPEB liability adjustment	(11)	2	9	—
Available-for-sale securities and interest rate swaps	(24)	6	(1)	(19)
Net current period other comprehensive (loss) income	$(38)	$8	$8	$(22)
Balance at December 31, 2019	$(15)	$(45)	$8	$(52)

The following table shows the location in the Consolidated Statements of Comprehensive Income affected by reclassifications from AOCL (dollars in millions):

	For the year ended December 31, 2017
AOCL Components	Amount reclassified from AOCL	Affected line item in the consolidated statements of comprehensive income
Amortization of OPEB items:
Prior service credit	$3	Other income (expense), net
Actuarial gain	1	Other income (expense), net
Total reclassifications, before tax	4	Income before income taxes
Income tax expense	(1)	Income tax expense
Total reclassifications	$3	Net of tax

	For the year ended December 31, 2018
AOCL Components	Amount reclassified from AOCL	Affected line item in the consolidated statements of comprehensive income
Amortization of OPEB items:
Prior service credit	$13	Other income (expense), net
Total reclassifications, before tax	13	Income before income taxes
Income tax expense	(3)	Income tax expense
Total reclassifications	$10	Net of tax

	For the year ended December 31, 2019
AOCL Components	Amount reclassified from AOCL	Affected line item in the consolidated statements of comprehensive income
Amortization of OPEB items:
Prior service credit	$13	Other income (expense), net
Total reclassifications, before tax	13	Income before income taxes
Income tax expense	(3)	Income tax expense
Total reclassifications	$10	Net of tax

Prior service cost and actuarial loss are included in the computation of the Company’s net periodic benefit cost. Please see NOTE 15 “Employee Benefit Plans” for additional details.

NOTE 18.   COMMITMENTS AND CONTINGENCIES

Environmental Matters

The Company has an agreement with the Environmental Protection Agency to perform remedial activities at the Company’s Indianapolis, Indiana manufacturing facilities related to historical soil and groundwater contamination. In the fourth quarter of 2019, the EPA accepted a proposal to reduce the Company’s ongoing responsibilities for operating, monitoring and maintaining the ongoing activities resulting in the Company reducing its associated undiscounted liability to $3 million to complete the future operating, monitoring and maintenance activities over the next 30 years.

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

NOTE 19.   CONCENTRATION OF RISK

As of December 31, 2019 and 2018, the Company employed approximately 3,700 and 2,900 employees, respectively, with 91% and 90%, respectively, of those employees in the U.S. Approximately 45% and 59% of the Company’s U.S. employees were represented by unions and subject to a collective bargaining agreement as of December 31, 2019 and 2018, respectively. In addition, many of the hourly employees outside the U.S. are represented by various unions. The Company is currently operating under a collective bargaining agreement with UAW Local 933 that expires in November 2023.

Three customers accounted for greater than 10% of net sales within the last three years presented.

	Years ended December 31,
% of net sales	2019	2018	2017
Daimler AG	20%	18%	20%
PACCAR Inc.	12%	10%	9%
Navistar International Corporation	11%	8%	8%

No other customers accounted for more than 10% of net sales of the Company during the years ended December 31, 2019, 2018 or 2017.

Three customers accounted for greater than 10% of outstanding accounts receivable within the last two years presented.

% of accounts receivable	As of December 31, 2019	As of December 31, 2018
Daimler AG	19%	18%
Navistar International Corporation	13%	9%
Volvo Group	6%	11%

No other customers accounted for more than 10% of the outstanding accounts receivable as of December 31, 2019 or December 31, 2018.

No supplier accounted for greater than 10% of materials purchased during the years ended December 31, 2019, 2018 or 2017.

NOTE 20.   CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Repurchase of Common Stock held by Ashe Capital Management LP

On May 7, 2019, the Company entered into a stock repurchase agreement with Ashe Capital Management, LP to repurchase 4,977,043 shares of the Company's common stock for approximately $232 million. William Harker, a member of the Company's Board of Directors until May 9, 2019, is the President and Co-Founder of Ashe Capital Management, LP. The shares were repurchased under the stock repurchase plan approved by the Board of Directors in November 2016 (“Repurchase Program”). The purchase was funded with cash on hand and borrowings under the New Revolving Credit Facility. The shares were subsequently retired.

Repurchase of Common Stock held by ValueAct Capital Master Fund

On February 3, 2017, the Company entered into a stock repurchase agreement with ValueAct Capital Master Fund, L.P., a related party, to repurchase 10,525,204 shares of the Company’s common stock for approximately $363 million. The shares were repurchased under the Repurchase Program. The purchase closed on February 8, 2017 and was funded with cash on hand and borrowings under the Prior Revolving Credit Facility. The shares were subsequently retired.

NOTE 21.   COMMON STOCK

The Company’s Repurchase Program was announced on November 14, 2016 when the Board of Directors authorized the Company to repurchase up to $1,000 million of its common stock on the open market or through privately negotiated transactions. On November 8, 2017, July 30, 2018 and May 9, 2019 the Board of Directors authorized the Company to repurchase an additional $500 million, $500 million and $1,000 million of its common stock, bringing the total amount authorized under the Repurchase Program to $3,000 million. The Repurchase Program has no termination date. The timing and amount of stock purchases are subject to market conditions and corporate needs. The Repurchase Program may be modified, suspended or discontinued at any time at the Company’s discretion.

During 2019, the Company repurchased approximately $393 million of its common stock under the Repurchase Program, leaving $1,052 million of authorized repurchases remaining under the Repurchase Program as of December 31, 2019.

NOTE 22.   EARNINGS PER SHARE

The Company presents both basic and diluted earnings per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted EPS is calculated by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during the reporting period that are calculated using the treasury stock method for stock-based awards. The treasury stock method assumes that the Company uses the proceeds from the exercise of awards to repurchase common stock at the average market price during the period. The assumed proceeds under the treasury stock method include the purchase price that the grantee will pay in the future and compensation cost for future service that the Company has not yet recognized. During the years ended December 31, 2019, 2018 and 2017, there were no outstanding stock options excluded from the diluted EPS calculation because they were anti-dilutive. Basic and diluted EPS for the full-year is calculated using the weighted average shares of common stock outstanding during the year while quarterly basic and diluted EPS is calculated using the weighted average shares of common stock outstanding during the quarter; therefore, the sum of the four quarters’ EPS may not equal full-year EPS.

The following table reconciles the numerators and denominators used to calculate basic EPS and diluted EPS (in millions, except per share data):

	Years ended December 31,
	2019	2018	2017
Net income	$604	$639	$504
Weighted average shares of common stock outstanding	122	133	149
Dilutive effect stock-based awards	1	1	1
Diluted weighted average shares of common stock outstanding	123	134	150
Basic earnings per share attributable to common stockholders	$4.95	$4.81	$3.38
Diluted earnings per share attributable to common stockholders	$4.91	$4.78	$3.36

NOTE 23.   GEOGRAPHIC INFORMATION

The Company had the following net sales by country (dollars in millions):

	Years ended December 31,
	2019	2018	2017
United States	$1,915	$1,922	$1,614
China	136	127	62
Canada	104	104	125
Japan	79	101	75
Mexico	71	57	39
Germany	59	55	45
France	37	40	21
United Kingdom	35	55	36
Brazil	34	14	18
Turkey	27	24	24
Other	201	214	203
Total	$2,698	$2,713	$2,262

The Company had the following net long-lived assets by country (dollars in millions):

	Years ended December 31,
	2019	2018	2017
United States	$583	$427	$400
India	17	24	32
Hungary	11	11	12
Other	5	4	4
Total	$616	$466	$448

NOTE 24.   QUARTERLY FINANCIAL INFORMATION

The following is a summary of the unaudited quarterly results of operations. The Company believes that all adjustments considered necessary for a fair presentation in accordance with GAAP have been included (unaudited, in millions, except per share data).

	Quarters ended,
	March 31	June 30	September 30	December 31
2019
Net sales	$675	$737	$669	$617
Gross profit	359	389	348	298
Operating income	244	259	224	165
Income before income taxes	211	229	194	134
Net income	167	181	149	107
Basic earnings per share	$1.33	$1.47	$1.24	$0.90
Diluted earnings per share	$1.32	$1.46	$1.23	$0.90
2018
Net sales	$663	$711	$692	$647
Gross profit	342	374	368	338
Operating income	222	248	246	207
Income before income taxes	191	222	218	174
Net income	151	174	167	147
Basic earnings per share	$1.09	$1.30	$1.28	$1.15
Diluted earnings per share	$1.08	$1.29	$1.27	$1.14

NOTE 25.   ACQUISITIONS

Walker Die Casting Acquisition

On September 9, 2019, the Company acquired the assets of Walker Die Casting, Inc. (“Walker Die Casting”), an aluminum castings company, and C&R Tool and Engineering, Inc. (“C&R Tool and Engineering”), a supplier of metal-working tools, for approximately $103 million in cash, which included the effective settlement of pre-existing accounts payable of approximately $4 million. Walker Die Casting is an essential component supplier for the Company’s core on-highway transmission products. The Company has accounted for this acquisition in accordance with authoritative accounting guidance on business combinations. Control was obtained as of the purchase date through the purchase agreement. The acquired business was integrated into the Company's single operating segment.

The preliminary purchase price of $99 million resulted in the recognition of property, plant and equipment, goodwill, inventory, intangible assets and other net assets of $53 million, $21 million, $18 million, $4 million and $3 million, respectively. The intangible assets were valued using an income approach, which included certain sensitive assumptions including discount rate and royalty rate. The intangible assets consist of customer relationships and tradename of $3 million and $1 million, respectively, and have weighted average remaining useful lives of approximately 7 years and 15 years, respectively. The amount allocated to goodwill is deductible for income tax purposes. Goodwill represents the excess of the consideration transferred over the preliminary estimate of fair values of the assets acquired and liabilities assumed and is primarily attributable to intangible assets, such as the assembled workforce, which are not separately recognizable. The carrying value of the goodwill associated with this business combination was $21 million at December 31, 2019. The Company has completed its initial accounting for the fair value of the acquired assets and liabilities, and any adjustments identified in the measurement period, such as working capital, not to exceed one year from the acquisition date, will be accounted for prospectively. For the fiscal year ended December 31, 2019, the results of Walker Die Casting and C&R Tool and Engineering as of and after the date of acquisition have been included in the Company’s consolidated financial statements as of and for the year ended December 31, 2019, and net sales have been included in the Company’s Service Parts, Support Equipment and Other end market.

AxleTech Electric Vehicle Systems Division Acquisition

On April 16, 2019, the Company acquired from AxleTech, a technology company that engineers, designs, manufactures, sells and services powertrain solutions for on-highway and off-highway heavy-duty vehicles, all of the assets related to its electric vehicle systems division, which designs and manufactures fully integrated electrified-axle propulsion solutions for medium- and heavy-duty trucks and transit buses, for approximately $124 million in cash. The acquisition aligns with the Company's strategy to advance its position in propulsion solutions. The Company has accounted for this acquisition in accordance with authoritative accounting guidance on business combinations. Control was obtained as of the purchase date through the purchase agreement. The acquired business was integrated into the Company's single operating segment.

The preliminary purchase price allocation for this transaction resulted in the recognition of goodwill, intangible assets, and property, plant and equipment of $67 million, $56 million, and $1 million, respectively. The intangible assets were valued using an income approach, which included certain sensitive assumptions including discount rate, royalty rate, asset life and future cash flows. The intangible assets consist of in-process research and development, customer relationships and developed technology of $50 million, $3 million and $3 million, respectively. Customer relationships and developed technology have weighted average remaining useful lives of approximately 6 years and 14 years, respectively. The amount allocated to goodwill is deductible for income tax purposes. Goodwill represents the excess of the consideration transferred over the preliminary estimate of fair values of the assets acquired and liabilities assumed and is primarily attributable to intangible assets, such as the assembled workforce, which are not separately recognizable. The carrying value of the goodwill associated with this business combination was $67 million at December 31, 2019. The Company has completed its initial accounting for the fair value of the acquired assets and liabilities, and any adjustments identified in the measurement period, which will not exceed one year from the acquisition date, will be accounted for prospectively. For the fiscal year ended December 31, 2019, the results of electric vehicle systems division acquired from AxleTech as of and after the date of acquisition have been included in the Company’s consolidated financial statements as of and for the year ended December 31, 2019, and net sales have been included in the Company’s North America On-Highway end market.

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

Allison Transmission Holdings, Inc.

Schedule I—Parent Company only Balance Sheets

(dollars in millions)

	December 31, 2019	December 31, 2018
ASSETS
Current Assets:
Cash	$—	$—
Total Current Assets	—	—
Investments in and advances to subsidiaries	781	659
TOTAL ASSETS	$781	$659
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$—	$—
Total Current Liabilities	—	—
Capital stock	1	1
Paid in capital	1,802	1,788
Treasury stock	—	—
Accumulated deficit	(970)	(1,100)
Accumulated other comprehensive loss, net of tax	(52)	(30)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$781	$659

The accompanying note is an integral part of the Parent Company only financial statements.

Allison Transmission Holdings, Inc.

Schedule I—Parent Company only Statements of Comprehensive Income

(dollars in millions)

	Years ended December 31,
	2019	2018	2017
Net sales	$—	$—	$—
General and administrative fees	—	—	—
Total operating income	—	—	—
Other income:
Equity earnings of consolidated subsidiary	604	639	504
Income before income taxes	604	639	504
Income tax expense	—	—	—
Net income	$604	$639	$504
Comprehensive income	$582	$624	$552

The accompanying note is an integral part of the Parent Company only financial statements.

Allison Transmission Holdings, Inc.

Schedule I—Parent Company only Statements of Cash Flows

(dollars in millions)

	Years ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$604	$639	$504
Deduct items included in net income not providing cash:
Equity in earnings in consolidated subsidiary	(604)	(639)	(504)
Net cash provided by operating activities	—	—	—
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in subsidiaries	(5)	(22)	(19)
Dividends	73	80	89
Net cash provided by investing activities	68	58	70
CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions	5	22	19
Dividends	(73)	(80)	(89)
Net cash used in financing activities	(68)	(58)	(70)
Net increase (decrease) during period	—	—	—
Cash and cash equivalents at beginning of period	—	—	—
Cash and cash equivalents at end of period	$—	$—	$—

The accompanying note is an integral part of the Parent Company only financial statements.

Allison Transmission Holdings, Inc.

Schedule I—Parent Company only Footnote

NOTE 1—BASIS OF PRESENTATION

Allison Transmission Holdings, Inc. (the “Parent Company”) is a holding company that conducts all of its business operations through its subsidiaries. There are restrictions on the Parent Company’s ability to obtain funds from its subsidiaries through dividends (refer to NOTE 8 “Debt” of Notes to Consolidated Financial Statements). The entire amount of the Parent Company’s consolidated net assets was subject to restrictions on payment of dividends as of December 31, 2019, 2018 and 2017. Accordingly, these financial statements have been presented on a “parent-only” basis. Under a parent-only presentation, the Parent Company’s investments in its consolidated subsidiaries are presented under the equity method of accounting. These parent-only financial statements should be read in conjunction with Allison Transmission Holdings, Inc.’s audited Consolidated Financial Statements included elsewhere herein.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2019. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2019, the end of the period covered by this Annual Report on Form 10-K, were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2019. PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2019. Their report is included in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Management’s assessment of and conclusion on the effectiveness of internal controls over financial reporting did not include the internal controls of Walker Die Casting, which was acquired by us in September 2019. Due to the timing of this acquisition and as permitted by SEC guidance, management excluded Walker Die Casting from its December 31, 2019 assessment of internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III.

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this Item concerning our executive officers, directors and nominees for director and Audit Committee members and financial expert(s) and disclosure of delinquent filers under section 16(a) of the Exchange Act is incorporated herein by reference from our definitive Proxy Statement for our 2020 annual meeting of stockholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

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

ITEM 11. Executive Compensation

The information required by this Item concerning remuneration of our executive officers and directors, material transactions involving such executive officers and directors and Compensation Committee interlocks, as well as the Compensation Committee Report and pay ratio disclosure, are incorporated herein by reference to our definitive Proxy Statement for our 2020 annual meeting of stockholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item concerning the stock ownership of management, five percent beneficial owners and securities authorized for issuance under equity compensation plans is incorporated herein by reference to our definitive Proxy Statement for our 2020 annual meeting of stockholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item concerning certain relationships and related person transactions, and director independence is incorporated herein by reference to our definitive Proxy Statement for our 2020 annual meeting of stockholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 14. Principal Accounting Fees and Services

The information required by this Item concerning the fees and services of our independent registered public accounting firm and our Audit Committee actions with respect thereto is incorporated herein by reference to our definitive Proxy Statement for our 2020 annual meeting of stockholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

PART IV.

ITEM 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements.

The response to this item is included in Part II, Item 8 of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules.

Schedule I – Parent Company only Balance Sheets as of the years ended December 31, 2019 and 2018, Schedule I – Parent Company only Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017, Schedule I – Parent Company only Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017 and Schedule I – Parent Company only Footnote are included in Part II, Item 8 of this Annual Report on Form 10-K. All other schedules have been omitted because they are not required or because the information required is included in the consolidated financial statements and notes thereto.

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

4.2

Indenture, dated as of September 23, 2016, between the Issuer and Wilmington Trust, National Association, as Trustee (including the form of 5.0% Senior Notes due 2024) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed September 23, 2016)

4.3

Indenture, dated as of September 26, 2017, between the Issuer and Wilmington Trust, National Association, as Trustee (including form of 4.75% Senior Notes due 2027) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed September 26, 2017)

4.4

Indenture, dated as of March 29, 2019, between the Issuer and Wilmington Trust, National Association, as Trustee (including form of 5.875% Senior Notes due 2029) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed March 29, 2019)

4.5	Description of Securities (filed herewith)

10.1

Second Amended and Restated Credit Agreement, dated as of March 29, 2019, among Allison Transmission Holdings, Inc., Allison Transmission, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties thereto as lenders and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 29, 2019)

10.2

Amendment No. 1 dated October 11, 2019, to the Second Amended and Restated Credit Agreement, dated as of March 29, 2019, among Allison Transmission Holdings, Inc., Allison Transmission, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties thereto as lenders, Citibank, N.A as Administrative Agent and as the 2019 refinancing term lender and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 15, 2019)

10.3

Guarantee And Collateral Agreement made by Allison Transmission Holdings, Inc., Allison Transmission, Inc., as Borrower, and the Subsidiary Guarantors party thereto in favor of Citicorp North America, Inc., as Administrative Agent, dated as of August 7, 2007 (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed March 18, 2011 (File No. 333-172932))

10.4

Trademark Security Agreement made by Allison Transmission, Inc. in favor of Citicorp North America, Inc., as Administrative Agent, dated as of August 7, 2007 (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 filed March 18, 2011 (File No. 333-172932))

10.5

Copyright Security Agreement made by Allison Transmission, Inc. in favor of Citicorp North America, Inc., as Administrative Agent, dated as of August 7, 2007 (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed May 16, 2011 (File No. 333-172932))

10.6*	Allison Transmission Holdings, Inc. 2015 Equity Incentive Award Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed April 2, 2015)

10.7*	Allison Transmission Holdings, Inc. 2016 Incentive Plan (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed April 2, 2015)

10.8*

Form of 2015 Equity Incentive Award Plan Restricted Stock Agreement (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed February 19, 2016)

10.9*

Form of 2015 Equity Incentive Award Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed February 19, 2016)

10.10*

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

10.12*

Allison Transmission Holdings, Inc. 2011 Equity Incentive Award Plan (incorporated by reference to Exhibit 10.10 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed June 17, 2011 (File No. 333-172932))

10.13*

Form of 2011 Equity Incentive Award Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.12 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed June 17, 2011 (File No. 333-172932))

10.14*

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

10.16*

Form of 2011 Equity Incentive Award Plan Stock Option Agreement (incorporated by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed October 29, 2013 (File No. 001-35456))

10.17*

Equity Incentive Plan of Allison Transmission Holdings, Inc. (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed May 16, 2011 (File No. 333-172932))

10.18*

Form of Employee Stock Option Agreement under Equity Incentive Plan of Allison Transmission Holdings, Inc. (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed May 16, 2011 (File No. 333-172932))

10.19*

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

10.21*	Fifth Amended and Restated Non-Employee Director Compensation Policy (filed herewith)

10.22*

Amended and Restated Non-Employee Director Deferred Compensation Plan of Allison Transmission Holdings, Inc. (incorporated by reference to Exhibit 10.38 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed April 28, 2015)

10.23*

Form of Allison Transmission Holdings, Inc. Indemnification Agreement (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed May 16, 2011 (File No. 333-172932))

10.24*	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 filed February 24, 2014)

10.25*

Employment Agreement, between Allison Transmission, Inc. and Lawrence E. Dewey, dated as of December 21, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 21, 2016)

10.26*

Severance and Change in Control Agreement, between Allison Transmission, Inc. and David S. Graziosi, dated as of March 23, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 23, 2018)

10.27

Stock Repurchase Agreement, dated May 7, 2019, between Allison Transmission Holdings, Inc. and Ashe Capital Management, LP (incorporated by reference to the Registrant’s Current Report on Form 8-K filed May 7, 2019)

14.1	Code of Business Conduct (incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed February 26, 2019)

21.1	List of Subsidiaries of Allison Transmission Holdings, Inc. (filed herewith)

23.1	Consent of PricewaterhouseCoopers LLP (filed herewith)

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

101

The following financial information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Stockholders’ Equity (v) the Notes to Condensed Consolidated Financial Statements; (vi) the Parent Company only Balance Sheets; (vii) the Parent Company only Statements of Comprehensive Income; (viii) the Parent Company only Statements of Cash Flows; and (ix) the Parent Company only Footnote

104	Cover Page Interactive Data File – The cover page from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, formatted in Inline XBRL and contained in Exhibit 101

*	Indicates a management contract or compensatory plan or arrangement

ITEM 16. Form 10-K Summary

Intentionally left blank.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Allison Transmission Holdings, Inc.
(Registrant)

Date: February 27, 2020	By:	/s/ David S. Graziosi
David S. Graziosi
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	CAPACITY	DATE

/s/ David S. Graziosi David S. Graziosi	Director, President and Chief Executive Officer (Principal Executive Officer)	February 27, 2020

/s/ G. Frederick Bohley G. Frederick Bohley	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2020

/s/ Lawrence E. Dewey Lawrence E. Dewey	Chairman of the Board	February 27, 2020

/s/ Judy Altmaier Judy Altmaier	Director	February 27, 2020

/s/ Stan A. Askren Stan A. Askren	Director	February 27, 2020

/s/ David C. Everitt David C. Everitt	Director	February 27, 2020

/s/ Alvaro Garcia-Tunon Alvaro Garcia-Tunon	Director	February 27, 2020

/s/ Carolann I. Haznedar Carolann I. Haznedar	Director	February 27, 2020

/s/ Richard P. Lavin Richard P. Lavin	Director	February 27, 2020

/s/ Thomas W. Rabaut Thomas W. Rabaut	Director	February 27, 2020

/s/ Richard V. Reynolds Richard V. Reynolds	Director	February 27, 2020