Form 10-Q
period 2020-03-31
Allison Transmission Holdings Inc
filed 2020-05-05
CIK 1411207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of April 15, 2020, there were 113,176,677 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Allison Transmission Holdings, Inc.

Condensed Consolidated Balance Sheets

(unaudited, dollars in millions, except share and per share data)

	March 31, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$114	$192
Accounts receivable – net of allowances for doubtful accounts of $1	303	253
Inventories	207	199
Other current assets	42	42
Total Current Assets	666	686
Property, plant and equipment, net	627	616
Intangible assets, net	1,026	1,042
Goodwill	2,041	2,041
Other non-current assets	64	65
TOTAL ASSETS	$4,424	$4,450
LIABILITIES
Current Liabilities
Accounts payable	$191	$150
Product warranty liability	25	24
Current portion of long-term debt	6	6
Deferred revenue	34	35
Other current liabilities	170	202
Total Current Liabilities	426	417
Product warranty liability	26	28
Deferred revenue	106	104
Long-term debt	2,512	2,512
Deferred income taxes	415	387
Other non-current liabilities	246	221
TOTAL LIABILITIES	3,731	3,669
Commitments and contingencies (see NOTE P)
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 1,880,000,000 shares authorized, 113,176,677 shares issued and outstanding and 118,199,782 shares issued and outstanding, respectively	1	1
Non-voting common stock, $0.01 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Paid in capital	1,804	1,802
Accumulated deficit	(1,031)	(970)
Accumulated other comprehensive loss, net of tax	(81)	(52)
TOTAL STOCKHOLDERS’ EQUITY	693	781
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$4,424	$4,450

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited, dollars in millions, except per share data)

	Three Months Ended March 31,
	2020	2019
Net sales	$637	$675
Cost of sales	311	316
Gross profit	326	359
Selling, general and administrative	75	84
Engineering — research and development	36	31
Operating income	215	244
Interest expense, net	(33)	(36)
Other (expense) income, net	(1)	3
Income before income taxes	181	211
Income tax expense	(42)	(44)
Net income	$139	$167
Basic earnings per share attributable to common stockholders	$1.20	$1.33
Diluted earnings per share attributable to common stockholders	$1.20	$1.32
Comprehensive income, net of tax	$110	$164

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited, dollars in millions)

	For the Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$139	$167
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	35	13
Depreciation of property, plant and equipment	22	18
Amortization of intangible assets	16	22
Stock-based compensation	3	3
Amortization of deferred financing costs	1	1
Expenses related to long-term debt refinancing	—	5
Other	3	(1)
Changes in assets and liabilities:
Accounts receivable	(51)	(54)
Inventories	(9)	(18)
Accounts payable	21	34
Other assets and liabilities	(32)	4
Net cash provided by operating activities	148	194
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of long-lived assets	(21)	(19)
Net cash used for investing activities	(21)	(19)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving credit facility	300	—
Payments on revolving credit facility	(300)	—
Repurchases of common stock	(180)	(50)
Dividend payments	(20)	(19)
Payments on long-term debt	(2)	(1,148)
Taxes paid related to net share settlement of equity awards	(2)	(4)
Proceeds from exercise of stock options	1	—
Issuance of long-term debt	—	1,148
Debt financing fees	—	(10)
Net cash used for financing activities	(203)	(83)
Effect of exchange rate changes on cash	(2)	1
Net (decrease) increase in cash and cash equivalents	(78)	93
Cash and cash equivalents at beginning of period	192	231
Cash and cash equivalents at end of period	$114	$324
Supplemental disclosures:
Interest paid	$8	$14
Income taxes paid	$6	$6

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited, dollars in millions)

	Three months ended
	Common Stock	Non-voting Common Stock	Preferred Stock	Paid-in Capital	Accumulated (Deficit) Income	Accumulated Other Comprehensive (Loss) Income, net of tax	Stockholders' Equity
Balance at December 31, 2018	$1	$—	$—	$1,788	$(1,100)	$(30)	$659
Stock-based compensation	—	—	—	3	—	—	3
Pension and OPEB liability adjustment	—	—	—	—	—	6	6
Available-for-sale securities and interest rate swaps	—	—	—	—	—	(9)	(9)
Issuance of common stock	—	—	—	(4)	—	—	(4)
Repurchase of common stock	—	—	—	—	(50)	—	(50)
Dividends on common stock	—	—	—	—	(19)	—	(19)
Impact of adopting accounting standards	—	—	—	—	(8)	—	(8)
Net income	—	—	—	—	167	—	167
Balance at March 31, 2019	$1	$—	$—	$1,787	$(1,010)	$(33)	$745
Balance at December 31, 2019	$1	$—	$—	$1,802	$(970)	$(52)	$781
Stock-based compensation	—	—	—	3	—	—	3
Pension and OPEB liability adjustment	—	—	—	—	—	(4)	(4)
Foreign currency translation adjustment	—	—	—	—	—	(2)	(2)
Available-for-sale securities and interest rate swaps	—	—	—	—	—	(23)	(23)
Issuance of common stock	—	—	—	(1)	—	—	(1)
Repurchase of common stock	—	—	—	—	(180)	—	(180)
Dividends on common stock	—	—	—	—	(20)	—	(20)
Net income	—	—	—	—	139	—	139
Balance at March 31, 2020	$1	$—	$—	$1,804	$(1,031)	$(81)	$693

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(UNAUDITED)

NOTE A. OVERVIEW

Overview

Allison Transmission Holdings, Inc. and its subsidiaries (“Allison,” or the “Company”) design and manufacture vehicle propulsion solutions, including commercial duty on-highway, off-highway and defense fully automatic transmissions and electric hybrid and fully electric systems. The business was founded in 1915 and has been headquartered in Indianapolis, Indiana since inception. Allison was an operating unit of General Motors Corporation from 1929 until 2007, when Allison once again became a stand-alone company. In March 2012, Allison began trading on the New York Stock Exchange under the symbol, “ALSN”.

Although approximately 77% of revenues were generated in North America in 2019, the Company has a global presence by serving customers in Europe, Asia, South America and Africa. The Company serves customers through an independent network of approximately 1,500 independent distributor and dealer locations worldwide.

In March 2020, the World Health Organization categorized the novel coronavirus ("COVID-19") as a pandemic, and it continues to spread throughout the United States and other major markets in which the Company operates across the world. To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home orders and social distancing guidelines. While the majority of the Company’s plants are continuing to operate as essential businesses, the Company’s manufacturing facilities in Hungary, India, Indianapolis and Tennessee have suspended or cut back on operating levels and shifts as a result of government orders, the Company’s inability to obtain component parts from suppliers and/or decreased customer demand, and additional suspensions and cutbacks may occur as the impacts from COVID-19 and related responses continue to develop within the Company’s global supply chains and customer base. The Company is taking a variety of measures to maintain operations with as minimal impact as possible to its stakeholders and to promote the safety and security of its employees, including increased frequency of cleaning and disinfecting of facilities, social distancing, remote working when possible, travel restrictions and limitations on visitor access to facilities.

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

These condensed consolidated financial statements present the financial position, results of comprehensive income, cash flows and statements of equity of the Company. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission on February 27, 2020. The interim period financial results for the three month period presented is not necessarily indicative of results to be expected for any other interim period or for the entire year.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Estimates include, but are not limited to, sales allowances, government price adjustments, fair market values and future cash flows associated with goodwill, indefinite life intangibles, definite life intangibles, long-lived asset impairment tests, useful lives for depreciation and amortization, warranty liabilities, environmental liabilities, determination of discount and other assumptions for pension and other post-retirement benefit expense, determination of discount rate and period for leases, income taxes and deferred tax valuation allowances, derivative valuation, assumptions for business combinations and contingencies. The Company’s accounting policies involve the application of judgments and assumptions made by management that include inherent risks and uncertainties. Due to the speed with which the COVID-19 situation is developing, actual results could differ materially from the estimates and assumptions used in preparation of the financial statements including, but not limited to, future cash flows associated with goodwill, indefinite life intangibles, definite life intangibles, long-lived impairment tests, determination of discount and other assumptions for pension and other post-retirement benefit expense and income taxes. Changes in estimates are recorded in results of operations in the period that the events or circumstances giving rise to such changes occur.

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued authoritative accounting guidance on the presentation of financial assets at the net amount expected to be collected, which guidance has subsequently been amended. The guidance also requires the disclosure of financing receivables disaggregated by the year of origination. The Company adopted this guidance using a modified retrospective approach effective January 1, 2020. The adoption of this guidance did not have a material impact on the Company's condensed consolidated financial statements.

In August 2018, the FASB issued authoritative accounting guidance amending disclosure requirements for certain assets subject to fair value measurement. The guidance allows the Company to reduce the amount of disclosure on transfers between Level 1 and Level 2 assets. The Company adopted this guidance effective January 1, 2020. The adoption of this guidance did not have a material impact on the Company's condensed consolidated financial statements.

In August 2018, the FASB issued authoritative accounting guidance on accounting for implementation costs in hosting arrangements to align these costs with existing guidance for internally developed software. The stage of implementation must be assessed to determine if costs should be capitalized or expensed, and capitalized costs should be expensed during the noncancellable term of the agreement. The Company adopted this guidance on a prospective basis effective January 1, 2020. The adoption of this guidance did not have a material impact on the Company's condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued authoritative accounting guidance amending disclosure requirements for the Company's defined benefit pension plans and other postretirement benefit plan. The guidance will be effective for the Company in 2021, and the Company does not plan to early adopt. Management is currently identifying and evaluating the impact of this guidance on the Company's disclosures and condensed consolidated financial statements.

In December 2019, the FASB issued authoritative accounting guidance to simplify the accounting for income taxes. The guidance identifies specific exceptions to be removed from the calculation and reporting of income taxes. The guidance will be effective for the Company in 2021, and the Company does not plan to early adopt. Management is currently evaluating the impact of this guidance on the Company's condensed consolidated financial statements.

In March 2020, the FASB issued authoritative accounting guidance regarding highly effective cash flow hedges affected by reference rate reform. The guidance allows the Company to continue to classify its interest rate hedges as highly effective subsequent to reference rate reform under certain circumstances. The guidance may be adopted in any interim period between March 2020 and December 2020, with the amendments applied prospectively. Management is currently evaluating the impact of this guidance on the Company's condensed consolidated financial statements.

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

The Company may also use volume based discounts and rebates as marketing incentives in the sales of both transmissions and service parts, which are accounted for as variable consideration. The Company records the impact of the incentives as a reduction to revenue when it is determined that the adjustment is not likely to reverse, historically on a quarterly basis. The Company estimates the impact of all other incentives based on the related sales and market conditions in the end market vocation. The Company recorded no adjustments based on variable consideration during the three months ended March 31, 2020 and 2019.

Net sales are made on credit terms, generally 30 days, based on an assessment of the customer’s creditworthiness. For certain goods or services, the Company receives consideration prior to satisfying the related performance obligation. Such consideration is recorded as a contract liability in current and non-current Deferred revenue as of March 31, 2020 and December 31, 2019. See Note J, “Deferred Revenue” for more information including the amount of revenue earned during the three months ended March 31, 2020 and 2019 that had been previously deferred. The Company had no contract assets as of March 31, 2020 and December 31, 2019.

The following presents disaggregated revenue by categories that best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors (dollars in millions):

	Three Months Ended March 31,
	2020	2019
North America On-Highway	$352	$377
North America Off-Highway	8	14
Defense	40	32
Outside North America On-Highway	72	94
Outside North America Off-Highway	27	27
Service Parts, Support Equipment and Other	138	131
Total Net Sales	$637	$675

NOTE D. INVENTORIES

Inventories consisted of the following components (dollars in millions):

	March 31, 2020	December 31, 2019
Purchased parts and raw materials	$103	$91
Work in progress	22	17
Service parts	52	60
Finished goods	30	31
Total inventories	$207	$199

Inventory components shipped to third parties, primarily cores, parts to re-manufacturers, and parts to contract manufacturers, which the Company has an obligation to buy back, are included in purchased parts and raw materials, with an offsetting liability in Other current liabilities. See NOTE L, “Other Current Liabilities” for more information.

NOTE E. GOODWILL AND OTHER INTANGIBLE ASSETS

As of March 31, 2020 and December 31, 2019, the carrying amount of the Company’s Goodwill was $2,041 million.

The following presents a summary of other intangible assets (dollars in millions):

	March 31, 2020			December 31, 2019
	Intangible assets, gross	Accumulated amortization	Intangible assets, net	Intangible assets, gross	Accumulated amortization	Intangible assets, net
Other intangible assets:
Trade name	$791	$—	$791	$791	$—	$791
In process research and development	50	—	50	50	—	50
Customer relationships — commercial	839	(675)	164	839	(664)	175
Proprietary technology	481	(477)	4	481	(473)	8
Customer relationships — defense	62	(45)	17	62	(44)	18
Total	$2,223	$(1,197)	$1,026	$2,223	$(1,181)	$1,042

As of March 31, 2020 and December 31, 2019, the net carrying value of the Company’s Goodwill and other intangible assets, net was $3,067 million and $3,083 million, respectively.

Amortization expense related to other intangible assets for the next five fiscal years is expected to be (dollars in millions):

	2021	2022	2023	2024	2025
Amortization expense	$46	$45	$43	$8	$4

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

Level 3 — Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At each balance sheet date, the Company performs an analysis of all instruments subject to authoritative accounting guidance and includes, in Level 3, all of those whose fair value is based on significant unobservable inputs. As of March 31, 2020 and December 31, 2019, the Company did not have any Level 3 financial assets or liabilities.

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

The Company uses valuations from the issuing financial institutions for the fair value measurement of interest rate swaps. The floating-to-fixed interest rate swaps are based on the London Interbank Offered Rate (“LIBOR”), which is observable at commonly quoted intervals. The fair values are included in other current and non-current assets and liabilities in the Condensed Consolidated Balance Sheets.

The following table summarizes the fair value of the Company’s financial assets and (liabilities) as of March 31, 2020 and December 31, 2019 (dollars in millions):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		TOTAL
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Cash equivalents	$—	$70	$—	$—	$—	$70
Rabbi trust assets	12	12	—	—	12	12
Deferred compensation obligation	(12)	(12)	—	—	(12)	(12)
Derivative liabilities	—	—	(63)	(34)	(63)	(34)
Total	$—	$70	$(63)	$(34)	$(63)	$36

NOTE G. DEBT

Long-term debt and maturities are as follows (dollars in millions):

	March 31, 2020	December 31, 2019
Long-term debt:
Senior Notes, fixed 5.0%, due 2024	$1,000	$1,000
Senior Secured Credit Facility Term Loan, variable, due 2026	643	644
Senior Notes, fixed 4.75%, due 2027	400	400
Senior Notes, fixed 5.875%, due 2029	500	500
Total long-term debt	$2,543	$2,544
Less: current maturities of long-term debt	6	6
deferred financing costs, net	25	26
Total long-term debt, net	$2,512	$2,512

As of March 31, 2020, the Company had $2,543 million of indebtedness associated with Allison Transmission, Inc.’s (“ATI”), the Company’s wholly-owned subsidiary, 5.0% Senior Notes due September 2024 (“5.0% Senior Notes”), ATI’s 4.75% Senior Notes due October 2027 (“4.75% Senior Notes”), ATI’s 5.875% Senior Notes due June 2029 (“5.875% Senior Notes,” and, together with the 5.0% Senior Notes and 4.75% Senior Notes, the “Senior Notes”) and the Second Amended and Restated Credit Agreement dated as of March 29, 2019 (the “Credit Agreement”), governing ATI’s new term loan facility in the amount of $643 million due March 2026 (“New Term Loan”) and ATI’s new revolving credit facility with commitments in the amount of $600 million due September 2024 (“New Revolving Credit Facility” and, together with the New Term Loan, the “New Senior Secured Credit Facility”).

The fair value of the Company’s long-term debt obligations as of March 31, 2020 was $2,397 million. The fair value is based on quoted Level 2 market prices of the Company’s debt as of March 31, 2020. It is not expected that the Company would be able to repurchase a significant amount of its debt at these levels. The difference between the fair value and carrying value of the long-term debt is driven primarily by trends in the financial markets.

New Senior Secured Credit Facility

In March 2019, the Company and ATI entered into the Credit Agreement to reduce the commitments under the prior term loan due 2022 (“Prior Term Loan”) by $500 million and increase the commitments under the prior $550 million revolving credit facility due 2021 (“Prior Revolving Credit Facility” and, together with the Prior Term Loan, the “Prior Senior Secured Credit Facility”) by $50 million. The New Senior Secured Credit Facility also extended the maturity of the Prior Term Loan from 2022 to 2026 and extended the Prior Revolving Credit Facility termination date from 2021 to 2024. The New Senior Secured Credit Facility replaced the Prior Senior Secured Credit Facility, including the Prior Term Loan and Prior Revolving Credit Facility, on March 29, 2019. The Credit Agreement was treated as a modification to the Prior Senior Secured Credit Facility under GAAP, and thus the Company expensed $5 million of prior deferred financing fees and $1 million of related third party fees in the Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2019 and recorded $5 million as new deferred financing fees in the Condensed Consolidated Balance Sheet in the first quarter of 2019.

In October 2019, ATI entered into an amendment to the Credit Agreement with the lenders under its New Senior Secured Credit Facility to lower the applicable margins on the New Term Loan by 0.25%. The October 2019 amendment was treated as a modification to the New Senior Secured Credit Facility under GAAP.

The borrowings under the New Senior Secured Credit Facility are collateralized by a lien on substantially all assets of the Company, ATI and each of the existing and future U.S. subsidiary guarantors, with certain exceptions set forth in the Credit Agreement, and ATI’s capital stock and all of the capital stock or other equity interests held by the Company, ATI and each of ATI’s existing and future U.S. subsidiary guarantors (subject to certain limitations for equity interest of foreign subsidiaries and other exceptions set forth in the Credit Agreement). Interest on the New Term Loan, as of March 31, 2020, is either (a) 1.75% over a LIBOR rate on deposits in U.S. dollars for one-, two-, three- or six-month periods (or twelve-month or shorter periods if, at the time of the borrowing, available from all relevant lenders) (the "LIBOR Rate"), or (b) 0.75% over the greater of the prime lending rate as quoted by the administrative agent, the LIBOR Rate for an interest period of one month plus 1.00% and the federal funds effective rate published by the Federal Reserve Bank of New York plus 0.50%, subject to a 1.00% floor (the "Base Rate"). As of March 31, 2020, the Company elected to pay the lowest all-in rate of LIBOR plus the applicable margin, or 2.67%, on the New Term Loan. The Credit Agreement requires minimum quarterly principal payments on the New Term Loan, as well as prepayments from certain net cash proceeds of non-ordinary course asset sales and casualty and condemnation events, the incurrence of certain debt and from a percentage of excess cash flow, if applicable. The minimum required quarterly principal payment on the New Term Loan through its maturity date of March 2026 is $2 million. As of March 31, 2020, there had been no payments required for certain net cash proceeds of non-ordinary course asset sales and casualty and condemnation events. The remaining principal balance is due upon maturity.

The New Senior Secured Credit Facility also provides a New Revolving Credit Facility, net of an allowance for up to $75 million in outstanding letters of credit commitments. Throughout the three months ended March 31, 2020, the Company made periodic withdrawals and payments on the New Revolving Credit Facility as part of the Company's debt management plans. The maximum amount outstanding at any time during the three months ended March 31, 2020 was $300 million. As of March 31, 2020, the Company had $595 million available under the New Revolving Credit Facility, net of $5 million in letters of credit. Borrowings under the New Revolving Credit Facility bear interest at a variable base rate plus an applicable margin based on the Company’s first lien net leverage ratio. When the Company’s first lien net leverage ratio is above 4.00x, interest on the New Revolving Credit Facility is (a) 0.75% over the Base Rate or (b) 1.75% over the LIBOR Rate; when the Company’s first lien net leverage ratio is equal to or less than 4.00x and above 3.50x, interest on the New Revolving Credit Facility is (i) 0.50% over the Base Rate or (ii) 1.50% over the LIBOR Rate; and when the Company’s first lien net leverage ratio is equal to or below 3.50x, interest on the New Revolving Credit Facility is (y) 0.25% over the Base Rate or (z) 1.25% over the LIBOR Rate. As of March 31, 2020, the applicable margin for the New Revolving Credit Facility was 1.25%. In addition, there is an annual commitment fee, based on the Company’s first lien net leverage ratio, on the average unused revolving credit borrowings available under the New Revolving Credit Facility. As of March 31, 2020, the commitment fee is 0.25%. Borrowings under the New Revolving Credit Facility are payable at the option of the Company throughout the term of the New Senior Secured Credit Facility with the balance due in September 2024.

The New Senior Secured Credit Facility requires the Company to maintain a specified maximum first lien net leverage ratio of 5.50x when revolving loan commitments remain outstanding on the New Revolving Credit Facility at the end of a fiscal quarter. As of March 31, 2020, the Company had no amounts outstanding under the New Revolving Credit Facility; however, the Company would have been in compliance with the maximum first lien net leverage ratio, achieving a 0.50x ratio. Additionally, within the terms of the New Senior Secured Credit Facility, a first lien net leverage ratio at or below 4.00x results in the elimination of excess cash flow payments on the New Senior Secured Credit Facility for the applicable year.

In addition, the Credit Agreement, among other things, includes customary restrictions (subject to certain exceptions) on the Company’s ability to incur certain indebtedness, grant certain liens, make certain investments, engage in acquisitions, consolidations and mergers, declare or pay certain dividends or repurchase shares of the Company’s common stock. As of March 31, 2020, the Company was in compliance with all covenants under the Credit Agreement.

5.0% Senior Notes

The 5.0% Senior Notes are unsecured and are guaranteed by each of ATI’s domestic subsidiaries that is a borrower under or guarantees the New Senior Secured Credit Facility and are unconditionally guaranteed, jointly and severally, by any of ATI’s future domestic subsidiaries that are borrowers under or guarantee the New Senior Secured Credit Facility. None of ATI’s domestic subsidiaries currently guarantee its obligations under the New Senior Secured Credit Facility, and therefore none of ATI’s domestic subsidiaries currently guarantee the 5.0% Senior Notes. The indenture governing the 5.0% Senior Notes contains negative covenants restricting or limiting the Company’s ability to, among other things: incur or guarantee additional indebtedness, incur liens, pay dividends on, redeem or repurchase the Company’s capital stock, make certain investments, permit payment or dividend restrictions on certain of the Company’s subsidiaries, sell assets, engage in certain transactions with affiliates, and consolidate or merge or sell all or substantially all of the Company’s assets. As of March 31, 2020, the Company was in compliance with all covenants under the indenture governing the 5.0% Senior Notes.

4.75% Senior Notes

The 4.75% Senior Notes are unsecured and are guaranteed by each of ATI’s domestic subsidiaries that is a borrower under or guarantees the New Senior Secured Credit Facility and are unconditionally guaranteed, jointly and severally, by any of ATI’s future domestic subsidiaries that are borrowers under or guarantee the New Senior Secured Credit Facility. None of ATI’s domestic subsidiaries currently guarantee its obligations under the New Senior Secured Credit Facility, and therefore none of ATI’s domestic subsidiaries currently guarantee the 4.75% Senior Notes. The indenture governing the 4.75% Senior Notes contains negative covenants restricting or limiting the Company’s ability to, among other things: incur or guarantee additional indebtedness, incur liens, pay dividends on, redeem or repurchase the Company’s capital stock, make certain investments, permit payment or dividend restrictions on certain of the Company’s subsidiaries, sell assets, engage in certain transactions with affiliates, and consolidate or merge or sell all or substantially all of the Company’s assets. As of March 31, 2020, the Company was in compliance with all covenants under the indenture governing the 4.75% Senior Notes.

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

The 5.875% Senior Notes are unsecured and are guaranteed by each of ATI’s domestic subsidiaries that is a borrower under or guarantees the New Senior Secured Credit Facility and are unconditionally guaranteed, jointly and severally, by any of ATI’s future domestic subsidiaries that are borrowers under or guarantee the New Senior Secured Credit Facility. None of ATI’s domestic subsidiaries currently guarantee its obligations under the New Senior Secured Credit Facility, and therefore none of ATI’s domestic subsidiaries currently guarantee the 5.875% Senior Notes. The indenture governing the 5.875% Senior Notes contains negative covenants restricting or limiting the Company’s ability to, among other things: incur or guarantee additional indebtedness, incur liens, pay dividends on, redeem or repurchase the Company’s capital stock, make certain investments, permit payment or dividend restrictions on certain of the Company’s subsidiaries, sell assets, engage in certain transactions with affiliates, and consolidate or merge or sell all or substantially all of the Company’s assets. As of March 31, 2020, the Company was in compliance with all covenants under the indenture governing the 5.875% Senior Notes.

NOTE H. DERIVATIVES

The Company is subject to interest rate risk related to the New Senior Secured Credit Facility and enters into interest rate swaps that are based on LIBOR to manage a portion of this exposure. The interest rate swaps are designated as cash flow hedges that qualify for hedge accounting under the hypothetical derivative method. Fair value adjustments are recorded as a component of accumulated other comprehensive loss (“AOCL”) in the Condensed Consolidated Balance Sheets. Balances in AOCL are reclassified to earnings when transactions related to the underlying risk are settled. During the first quarter of 2019, the Company entered into $250 million of interest rate swaps and designated them as cash flow hedges under the hypothetical derivative method. As of March 31, 2020, the Company held interest rate swaps effective from September 2019 to September 2025 with notional values totaling $250 million and a weighted average LIBOR fixed rate of 3.04%, interest rate swaps effective from September 2019 to September 2022 with notional values totaling $250 million and a weighted average LIBOR fixed rate of 3.01% and interest rate swaps effective from September 2022 to September 2025 with notional values totaling $250 million and a weighted average LIBOR fixed rate of 2.82%. See NOTE F “Fair Value of Financial Instruments” for information regarding the fair value of the Company’s interest rate swaps.

The following tabular disclosures further describe the Company’s interest rate derivatives qualifying and designated for hedge accounting and their impact on the financial condition of the Company (dollars in millions):

		Fair Value
	Balance Sheet Location	March 31, 2020	December 31, 2019
Derivatives designated as hedging instruments:
Interest rate swaps	Other current liabilities	$12	$7
	Other non-current liabilities	51	27
Total derivatives designated as hedging instruments		$63	$34

The balance of derivative losses recorded in AOCL as of March 31, 2020 was $63 million. See NOTE O “Accumulated Other Comprehensive Loss” for information regarding activity recorded as a component of AOCL during the three months ended March 31, 2020 and 2019. As of March 31, 2020, the Company had $9 million of derivative losses recorded in AOCL expected to be reclassified to earnings within the next twelve months.

NOTE I. PRODUCT WARRANTY LIABILITIES

As of March 31, 2020, current and non-current product warranty liabilities were $25 million and $26 million, respectively. As of March 31, 2019, current and non-current product warranty liabilities were $27 million and $37 million, respectively.

Product warranty liability activities consist of the following (dollars in millions):

	Three Months Ended March 31,
	2020	2019
Beginning balance	$52	$66
Payments	(7)	(6)
Increase in liability (warranty issued during period)	5	5
Net adjustments to liability	1	(1)
Ending balance	$51	$64

NOTE J. DEFERRED REVENUE

As of March 31, 2020, current and non-current deferred revenue was $34 million and $106 million, respectively. As of March 31, 2019, current and non-current deferred revenue was $34 million and $97 million, respectively.

Deferred revenue activity consists of the following (dollars in millions):

	Three Months Ended March 31,
	2020	2019
Beginning balance	$139	$122
Increases	11	18
Revenue earned	(10)	(9)
Ending balance	$140	$131

Deferred revenue recorded in current and non-current liabilities related to ETC as of March 31, 2020 was $27 million and $87 million, respectively. Deferred revenue recorded in current and non-current liabilities related to ETC as of March 31, 2019 was $29 million and $74 million, respectively.

NOTE K. LEASES

Contracts are assessed by the Company to determine if the contract conveys the right to control an identified asset in exchange for consideration during a period of time. The Company classifies all identified leases as operating or finance leases. As of March 31, 2020, the Company was not a party to any finance leases. Contracts that contain leases are assessed to determine if the consideration in the contract is related to a lease component, non-lease component or other components not related to the lease. Lease components are recorded as right-of-use (“ROU”) assets and lease liabilities while any non-lease component is expensed as incurred. The consideration in the contract related to other components not related to the lease is allocated among the lease component and the non-lease component, as applicable, based on the stand-alone selling price of the lease and non-lease components.

Certain lease contracts may contain an option to extend or terminate the lease. The Company considers the economic impact of extension and termination options by contract. If the Company concludes it is reasonably certain an option will be exercised, that option is included in the lease term and impacts the amount recorded as an ROU asset and lease liability upon inception of the contract.

The Company's lease liability is determined by discounting the future cash flows over the lease period. The Company determines its discount rates utilizing current secured financing rates based on the length of the lease period plus the Company's margin over LIBOR on the New Term Loan. The Company believes this rate effectively represents a borrowing rate the Company could obtain on a debt instrument possessing similar terms as the lease. The lease liability is classified between current and non-current liabilities based on the terms of the underlying leases. The weighted average discount rate on operating leases as of both March 31, 2020 and December 31, 2019 was 4.36%.

As of March 31, 2020, the Company recorded current and non-current operating lease liabilities of $5 million and $17 million, respectively. As of December 31, 2019, the Company recorded current and non-current operating lease liabilities of $5 million and $18 million, respectively. The following table reconciles total operating lease liabilities as of March 31, 2020 to future undiscounted cash flows for operating leases:

March 31, 2020
2020	$5
2021	4
2022	3
2023	3
2024	2
Thereafter	9
Total lease payments	$26
Less: Interest	4
Present value of lease liabilities	$22

ROU assets are calculated as the related lease liability adjusted for lease incentives, prepayments and the effect of escalating lease payments on period expense. The below table depicts the ROU assets held by the Company based on the underlying asset:

March 31, 2020
Buildings	$21
Land	1
Vehicles	1
Total right-of-use assets	$23

The weighted average remaining lease term as of March 31, 2020 and March 31, 2019 was 7.7 years and 5.4 years, respectively.

Operating lease expense was $1 million for each of the three months ended March 31, 2020 and 2019 and was recorded within Selling, general and administrative expense and Engineering - research and development on the Company's Condensed Consolidated Statements of Comprehensive Income. There was no short-term operating lease expense for the three months ended March 31, 2020 and 2019.

The calculation of the Company's ROU assets and lease liabilities did not include cash consideration as of March 31, 2020 and December 31, 2019. During the three months ended March 31, 2020 and March 31, 2019, the Company recorded $1 million and zero, respectively, of new ROU assets obtained in exchange for lease obligations.

NOTE L. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (dollars in millions):

	March 31, 2020	December 31, 2019
Accrued interest payable	$45	$21
Sales allowances	30	32
Payroll and related costs	29	87
Vendor buyback obligation	16	16
Derivative liabilities	12	7
Taxes payable	11	12
Lease liability	5	5
Vendor liability	3	3
Non-trade payables	2	2
Other accruals	17	17
Total	$170	$202

NOTE M. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost (credit) consist of the following (dollars in millions):

	Pension Plans		Post-retirement Benefits
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2020	2019	2020	2019
Net periodic benefit cost:
Service cost	$2	$2	$—	$—
Interest cost	2	2	1	1
Expected return on assets	(2)	(2)	—	—
Prior service credit	—	—	(3)	(3)
Net periodic benefit cost (credit)	$2	$2	$(2)	$(2)

The components of net periodic benefit cost (credit) other than the service cost component are included in Other income, net in the Condensed Consolidated Statements of Comprehensive Income.

NOTE N. INCOME TAXES

For the three months ended March 31, 2020, the Company recorded total tax expense of $42 million. The effective tax rate for the three months ended March 31, 2020 was 23%. For the three months ended March 31, 2019, the Company recorded total tax expense of $44 million. The effective tax rate for the three months ended March 31, 2019 was 21%.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law making several changes to the U.S. tax code. The changes include, but are not limited to, increasing the threshold on the amount of deductible interest expense, allowing companies to carryback certain net operating losses, increasing the amount of net operating loss carryforwards that corporations can use to offset taxable income, and making technical changes related to the accounting of qualified improvement property. Some of the tax law changes included in the CARES Act are retroactive. The Company is still evaluating certain of these elections, and the Company’s provision for income taxes for the three months ended March 31, 2020 does not reflect the effect of any of these elections. The effects, both individually and in the aggregate, are not expected to be material at this time.

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

In accordance with the FASB’s authoritative guidance on accounting for income taxes, the Company has recorded a liability for unrecognized tax benefits related to a 2010 Research and Development Credit as of March 31, 2020 and December 31, 2019. The accounting guidance prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company's returns will remain subject to examination by the various taxing authorities for the duration of the applicable statute of limitations (generally three years from the later of the date of filing or the due date of the return).

NOTE O. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables reconcile changes in AOCL by component (net of tax, dollars in millions):

	Three months ended
	Pension and OPEB liability adjustment	Available- for-sale securities and interest rate swaps	Foreign currency items	Total
AOCL as of December 31, 2018	$9	$(7)	$(32)	$(30)
Other comprehensive income before reclassifications	—	(10)	—	(10)
Amounts reclassified from AOCL	(3)	—	—	(3)
Income tax	1	2	—	3
Reclassification of stranded tax effects	8	(1)	—	7
Net current period other comprehensive income (loss)	$6	$(9)	$—	$(3)
AOCL as of March 31, 2019	$15	$(16)	$(32)	$(33)
AOCL as of December 31, 2019	$8	$(26)	$(34)	$(52)
Other comprehensive loss before reclassifications	—	(29)	(2)	(31)
Amounts reclassified from AOCL	(5)	—	—	(5)
Income tax	1	6	—	7
Net current period other comprehensive loss	$(4)	$(23)	$(2)	$(29)
AOCL as of March 31, 2020	$4	$(49)	$(36)	$(81)

The Company reclassified approximately $7 million, as of January 1, 2019, from accumulated other comprehensive loss to retained earnings for the stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act. This reclassification had zero net effect on total stockholders' equity. The Company utilizes the portfolio securities approach when releasing income tax effects from AOCL for its investment securities.

	Amounts reclassified from AOCL
AOCL Components	Three months ended March 31, 2020	Three months ended March 31, 2019	Affected line item in the Condensed Consolidated Statements of Comprehensive Income
Amortization of benefit items:
Prior service cost	$5	$3	Other (expense) income, net
Total reclassifications, before tax	$5	$3	Income before income taxes
Income tax expense	(1)	(1)	Income tax expense
Total reclassifications, net of tax	$4	$2

Prior service cost and actuarial loss are included in the computation of the Company’s net periodic benefit cost. See NOTE M, “Employee Benefit Plans” for additional details.

NOTE P. COMMITMENTS AND CONTINGENCIES

Environmental Matters

The Company has an agreement with the Environmental Protection Agency to perform remedial activities at the Company’s Indianapolis, Indiana manufacturing facilities related to historical soil and groundwater contamination. In the fourth quarter of 2019, the EPA accepted a proposal to reduce the Company’s ongoing responsibilities for operating, monitoring and maintaining the ongoing activities, resulting in the Company reducing its associated undiscounted liability to $3 million to complete the future operating, monitoring and maintenance activities over the next 30 years.

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

NOTE Q. EARNINGS PER SHARE

The Company presents both basic and diluted earnings per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted EPS is calculated by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during the reporting period that are calculated using the treasury stock method for stock-based awards. The treasury stock method assumes that the Company uses the proceeds from the exercise of awards to repurchase common stock at the average market price during the period. The assumed proceeds under the treasury stock method include the purchase price that the grantee will pay in the future and compensation cost for future service that the Company has not yet recognized. For the three ended both March 31, 2020 and March 31, 2019, there were no outstanding stock options excluded from the diluted EPS calculation because they were anti-dilutive.

The following table reconciles the numerators and denominators used to calculate basic EPS and diluted EPS (in millions, except per share data):

	Three Months Ended March 31,
	2020	2019
Net income	$139	$167
Weighted average shares of common stock outstanding	116	126
Dilutive effect of stock-based awards	—	1
Diluted weighted average shares of common stock outstanding	116	127
Basic earnings per share attributable to common stockholders	$1.20	$1.33
Diluted earnings per share attributable to common stockholders	$1.20	$1.32

NOTE R. COMMON STOCK

The Company’s current stock repurchase program (the “Repurchase Program”) was announced on November 14, 2016 when the Board of Directors authorized the Company to repurchase up to $1,000 million of its common stock on the open market or through privately negotiated transactions. On November 8, 2017, July 30, 2018 and May 9, 2019, the Board of Directors authorized the Company to repurchase an additional $500 million, $500 million and $1,000 million, respectively, of its common stock, bringing the total amount authorized under the Repurchase Program to $3,000 million. The Repurchase Program has no termination date. The timing and amount of stock purchases are subject to market conditions and corporate needs. The Repurchase Program may be modified, suspended or discontinued at any time at the Company’s discretion.

During the three months ended March 31, 2020, the Company repurchased approximately $180 million of its common stock under the Repurchase Program, leaving $872 million of authorized repurchases remaining under the Repurchase Program as of March 31, 2020.

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

NOTE T. ACQUISITIONS

Walker Die Casting Acquisition

On September 9, 2019, the Company acquired the assets of Walker Die Casting, Inc. (“Walker Die Casting”), an aluminum castings company, and C&R Tool and Engineering, Inc. (“C&R Tool and Engineering”), a supplier of metal-working tools, for approximately $103 million in cash. The initial accounting is complete for the fair value of the acquired assets and liabilities except for the expected adjustment to the provisional amounts recorded for working capital at the acquisition date. Any further adjustments identified in the measurement period, not to exceed one year from the acquisition date, will be accounted for in accordance with the applicable authoritative guidance.

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

The statements in this discussion regarding industry trends, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Cautionary Note Regarding Forward-Looking Statements” and Part II, Item 1A “Risk Factors” below and in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission ("SEC") on February 27, 2020. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Overview

Allison Transmission Holdings, Inc. and its subsidiaries (“Allison,” the “Company,” “we,” “us” or “our”) design and manufacture vehicle propulsion solutions, including commercial duty on-highway, off-highway and defense fully automatic transmissions and electric hybrid and fully electric systems. The business was founded in 1915 and has been headquartered in Indianapolis, Indiana since inception. Allison was an operating unit of General Motors Corporation from 1929 until 2007, when Allison once again became a stand-alone company. In March 2012, Allison began trading on the New York Stock Exchange under the symbol “ALSN”.

Although approximately 77% of revenues were generated in North America in 2019, we have a global presence by serving customers in Europe, Asia, South America and Africa. We serve customers through an independent network of approximately 1,500 independent distributor and dealer locations worldwide.

Trends Impacting Our Business

Our net sales are driven by commercial vehicle production, which tends to be highly correlated to macroeconomic conditions. In March 2020, the World Health Organization categorized the novel coronavirus ("COVID-19") as a pandemic, and it continues to spread throughout the United States and other major markets in which we operate across the world. To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home orders and social distancing guidelines. While the majority of our plants are continuing to operate as essential businesses, our manufacturing facilities in Hungary, India, Indianapolis and Tennessee have suspended or cut back on operating levels and shifts as a result of government orders, our inability to obtain component parts from suppliers and/or decreased customer demand, and additional suspensions and cutbacks may occur as the impacts from COVID-19 and related responses continue to develop within our global supply chains and customer base. While not material, we began to see the impact to demand in our results of operations during the first quarter 2020 in Europe and Asia as our suppliers and customers reduced or halted production. Additional production slowdowns and shutdowns by our global suppliers and customers have continued during the second quarter of 2020 and the impact on our financial results is expected to be material for the second quarter 2020. We are taking a variety of measures to maintain operations with as minimal impact as possible to our stakeholders and to promote the safety and security of our employees, including increased frequency of cleaning and disinfecting of facilities, social distancing, remote working when possible, travel restrictions and limitations on visitor access to facilities. We are also working to align operations, programs and spending across our entire business with current conditions, including furloughs of a portion of our workforce, freezing all employee requisitions, reducing overtime, and assessing the timing and cadence of various capital investments and product development initiatives.

The extent to which our operations will be impacted by the outbreak will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including the emergence of new information concerning the severity of the outbreak and actions by governmental authorities.

First Quarter Net Sales by End Market (dollars in millions)

End Market	Q1 2020 Net Sales	Q1 2019 Net Sales	% Variance
North America On-Highway	$352	$377	(7)%
North America Off-Highway	8	14	(43)%
Defense	40	32	25%
Outside North America On-Highway	72	94	(23)%
Outside North America Off-Highway	27	27	—
Service Parts, Support Equipment and Other	138	131	5%
Total Net Sales	$637	$675	(6)%

North America On-Highway end market net sales were down 7% for the first quarter 2020 compared to the first quarter 2019, principally driven by lower demand for Rugged Duty Series models.

North America Off-Highway end market net sales were down $6 million for the first quarter 2020 compared to the first quarter 2019, principally driven by lower demand for hydraulic fracturing applications.

Defense end market net sales were up 25% for the first quarter 2020 compared to the first quarter 2019, principally driven by higher Tracked vehicle demand.

Outside North America On-Highway end market net sales were down 23% for the first quarter 2020 compared to the first quarter 2019, principally driven by lower demand in Europe and Asia.

Outside North America Off-Highway end market net sales were flat for the first quarter 2020 compared to the first quarter 2019, principally driven by higher demand in the energy sector, offset by lower demand in the mining and construction sectors.

Service Parts, Support Equipment and Other end market net sales were up 5% for the first quarter 2020 compared to the first quarter 2019, principally driven by aluminum die casting component volume associated with the Walker Die Casting acquisition, partially offset by lower demand for North America Off-Highway service parts.

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

Cost of sales

Our primary components of cost of sales are purchased parts, the overhead expense related to our manufacturing operations and direct labor associated with the manufacture and assembly of transmissions and parts. For the three months ended March 31, 2020, direct material costs were approximately 68%, overhead costs were approximately 23%, and direct labor costs were approximately 9% of total cost of sales. We are subject to changes in our cost of sales caused by movements in underlying commodity prices. We seek to hedge against this risk by using long-term agreements, as appropriate. See Part I, Item 3 “Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk” included below.

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

Non-GAAP Financial Measures

We use Adjusted Earnings before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) and Adjusted EBITDA as a percent of net sales to measure our operating profitability. We believe that Adjusted EBITDA and Adjusted EBITDA as a percent of net sales provide management, investors and creditors with useful measures of the operational results of our business and increase the period-to-period comparability of our operating profitability and comparability with other companies. Adjusted EBITDA as a percent of net sales is also used in the calculation of management’s incentive compensation program. The most directly comparable U.S. generally accepted accounting principles (“GAAP”) measure to Adjusted EBITDA and Adjusted EBITDA as a percent of net sales is Net income and Net income as a percent of net sales, respectively. Adjusted EBITDA is calculated as earnings before interest expense, income tax expense, amortization of intangible assets, depreciation of property, plant and equipment and other adjustments as defined by the Second Amended and Restated Credit Agreement dated as of March 29, 2019 (the “Credit Agreement”) governing Allison Transmission, Inc.’s (“ATI”), our wholly-owned subsidiary, term loan facility in the amount of $643 million due March 2026 (“New Term Loan”). Adjusted EBITDA as a percent of net sales is calculated as Adjusted EBITDA divided by net sales.

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

The following is a reconciliation of Net income and Net income as a percent of net sales to Adjusted EBITDA and Adjusted EBITDA as a percent of net sales and a reconciliation of Net cash provided by operating activities to Adjusted free cash flow:

	Three months ended March 31,
(unaudited, dollars in millions)	2020	2019
Net income (GAAP)	$139	$167
plus:
Income tax expense	42	44
Interest expense, net	33	36
Depreciation of property, plant and equipment	22	18
Amortization of intangible assets	16	22
Stock-based compensation expense (a)	3	3
Unrealized loss (gain) on foreign exchange (b)	2	(1)
Expenses related to long-term debt refinancing (c)	—	1
Adjusted EBITDA (Non-GAAP)	$257	$290
Net sales (GAAP)	$637	$675
Net income as a percent of net sales (GAAP)	21.8%	24.7%
Adjusted EBITDA as a percent of net sales (Non-GAAP)	40.3%	43.0%
Net cash provided by operating activities (GAAP)	$148	$194
Deductions to reconcile to Adjusted free cash flow:
Additions of long-lived assets	(21)	(19)
Adjusted free cash flow (Non-GAAP)	$127	$175

(a)	Represents stock-based compensation expense (recorded in Cost of sales, Selling, general and administrative, and Engineering - research and development).
(b)	Represents losses (gains) (recorded in Other (expense) income, net) on intercompany financing transactions related to investments in plant assets for our India facility.
(c)	Represents expenses (recorded in Other (expense) income, net) related to the refinancing of the prior term loan due 2022 and prior revolving credit facility due 2021 in the first quarter of 2019.

Results of Operations

Comparison of three months ended March 31, 2020 and 2019

While the recent outbreak of COVID-19 did not have a material adverse effect on our reported results for the first quarter 2020, we are actively monitoring the impact of the global pandemic, which we expect to materially negatively impact our business and results of operations for the second quarter 2020 and likely beyond. See “Trends Impacting our Business” above for additional information on the impact of COVID-19 on our results of operations.

The following table sets forth certain financial information for the three months ended March 31, 2020 and 2019. The following table and discussion should be read in conjunction with the information contained in our condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,
(unaudited, dollars in millions)	2020	% of net sales	2019	% of net sales
Net sales	$637	100%	$675	100%
Cost of sales	311	49	316	47
Gross profit	326	51	359	53
Operating expenses:
Selling, general and administrative	75	12	84	12
Engineering — research and development	36	6	31	5
Total operating expenses	111	18	115	17
Operating income	215	33	244	36
Interest expense, net	(33)	(5)	(36)	(5)
Other (expense) income, net	(1)	—	3	—
Income before income taxes	181	28	211	31
Income tax expense	(42)	(6)	(44)	(6)
Net income	$139	22%	$167	25%

Net sales

Net sales for the quarter ended March 31, 2020 were $637 million compared to $675 million for the quarter ended March 31, 2019, a decrease of 6%. The decrease was principally driven by a $25 million, or 7%, decrease in net sales in the North America On-Highway end market principally driven by lower demand for Rugged Duty Series models, a $22 million, or 23%, decrease in net sales in the Outside North America On-Highway end market principally driven by lower demand in Europe and Asia and a $6 million, or 43%, decrease in net sales in the North America Off-Highway end market principally driven by lower demand for hydraulic fracturing applications, partially offset by an $8 million, or 25%, increase in net sales in the Defense end market principally driven by higher Tracked vehicle demand and a $7 million, or 5%, increase in net sales in the Service Parts, Support Equipment and Other end market principally driven by aluminum die casting component volume associated with the Walker Die Casting acquisition partially offset by lower demand for North America Off-Highway service parts.

Cost of sales

Cost of sales for the quarter ended March 31, 2020 was $311 million compared to $316 million for the quarter ended March 31, 2019, a decrease of 2%. The decrease was principally driven by decreased direct material expense commensurate with decreased net sales and favorable material costs.

Gross profit

Gross profit for the quarter ended March 31, 2020 was $326 million compared to $359 million for the quarter ended March 31, 2019, a decrease of 9%. The decrease was principally driven by $38 million related to decreased net sales, partially offset by $6 million of lower material costs. Gross profit as a percent of net sales for the three months ended March 31, 2020 decreased 200 basis points compared to the same period in 2019 principally driven by lower net sales and unfavorable mix, partially offset by favorable material costs.

Selling, general and administrative

Selling, general and administrative expenses for the quarter ended March 31, 2020 were $75 million compared to $84 million for the quarter ended March 31, 2019, a decrease of 11%. The decrease was principally driven by $8 million of lower incentive compensation expense and $6 million of lower intangible amortization expense.

Engineering — research and development

Engineering expenses for the quarter ended March 31, 2020 were $36 million compared to $31 million for the quarter ended March 31, 2019, an increase of 16%. The increase was principally driven by the timing of product initiatives spending.

Interest expense, net

Interest expense, net for the quarter ended March 31, 2020 was $33 million compared to $36 million for the quarter ended March 31, 2019, a decrease of 8%. The decrease was principally driven by $5 million of expenses related to the long-term debt refinancing in 2019 that did not recur in 2020.

Other (expense) income, net

Other (expense) income, net for the quarter ended March 31, 2020 was ($1) million compared to $3 million for the quarter ended March 31, 2019. The change was principally driven by $3 million of unfavorable foreign exchange on intercompany financing and $3 million of unfavorable change associated with assets held in a rabbi trust, partially offset by $1 million of expenses related to long-term debt refinancing in 2019 which did not recur in 2020.

Income tax expense

Income tax expense for the three months ended March 31, 2020 was $42 million, resulting in an effective tax rate of 23%, compared to $44 million of income tax expense and an effective tax rate of 21% for the three months ended March 31, 2019. The decrease in income tax expense was principally driven by decreased taxable income.

Liquidity and Capital Resources

We generate cash primarily from our operations to fund our operating, investing and financing activities. Our principal uses of cash are operating expenses, capital expenditures, working capital needs, debt service, dividends on common stock, stock repurchases and strategic growth initiatives, including acquisitions. Our ability to generate cash in the future and our future uses of cash are subject to general economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control, including the impact to our cash flow that has been experienced, and continues to be experienced, related to COVID-19. We had total available cash and cash equivalents of $114 million and $192 million as of March 31, 2020 and December 31, 2019, respectively. Of the available cash and cash equivalents, $114 million and $122 million were deposited in operating accounts as of March 31, 2020 and December 31, 2019, respectively, while zero and $70 million were invested in U.S. government backed securities as of March 31, 2020 and December 31, 2019, respectively.

As of March 31, 2020, the total of cash and cash equivalents held by foreign subsidiaries was $92 million, the majority of which was located in China and Europe. We manage our worldwide cash requirements considering available funds among the subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. As a result, we do not currently anticipate any local liquidity restrictions will preclude us from funding our targeted initiatives or operating needs with local resources.

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

Our liquidity requirements are significant, primarily due to our debt service requirements. As of March 31, 2020, we had $643 million of indebtedness associated with ATI’s New Term Loan, $1,000 million of indebtedness associated with ATI’s 5.0% Senior Notes due September 2024 (“5.0% Senior Notes”), $400 million of indebtedness associated with ATI’s 4.75% Senior Notes due October 2027 (“4.75% Senior Notes”) and $500 million of indebtedness associated with ATI’s 5.875% Senior Notes due June 2029 (“5.875% Senior Notes” and, together with the 5.0% Senior Notes and 4.75% Senior Notes, the “Senior Notes”). The minimum required quarterly principal payment on ATI’s New Term Loan through its maturity date of March 2026 is $2 million. We made $2 million and zero principal payments on the New Senior Secured Credit Facility during the three months ended March 31, 2020 and March 31, 2019, respectively. There are no required quarterly principal payments on ATI’s Senior Notes.

The New Senior Secured Credit Facility provides for a $600 million New Revolving Credit Facility, net of an allowance for up to $75 million in outstanding letter of credit commitments. Throughout the three months ended March 31, 2020, we made periodic withdrawals and payments on the New Revolving Credit Facility as part of our debt management plans. The maximum amount outstanding at any time during the quarter ended March 31, 2020 was $300 million. As of March 31, 2020, we had $595 million available under the New Revolving Credit Facility, net of $5 million in letters of credit. As of March 31, 2020, we had no amounts outstanding under the New Revolving Credit Facility. If we have commitments outstanding on the New Revolving Credit Facility at the end of a fiscal quarter, the New Senior Secured Credit Facility requires us to maintain a specified maximum first lien net leverage ratio of 5.50x. Additionally, within the terms of the New Senior Secured Credit Facility, a first lien net leverage ratio at or below 4.00x results in the elimination of excess cash flow payments on the New Senior Secured Credit Facility for the applicable year. As of March 31, 2020, our first lien net leverage ratio was 0.50x. The New Senior Secured Credit Facility also provides certain financial incentives based on our first lien net leverage ratio. A first lien net leverage ratio at or below 4.00x and above 3.50x results in a 25 basis point reduction to the applicable margin on the New Revolving Credit Facility. A first lien net leverage ratio at or below 3.50x results in an additional 25 basis point reduction to the applicable margin on the New Revolving Credit Facility. These reductions remain in effect as long as we achieve a first lien net leverage ratio at or below the related threshold.

In addition, the Credit Agreement includes, among other things, customary restrictions (subject to certain exceptions) on our ability to incur certain indebtedness, grant certain liens, make certain investments, engage in acquisitions, consolidations and mergers, declare or pay certain dividends, and repurchase shares of our common stock. The indentures governing the Senior Notes contain negative covenants restricting or limiting our ability to, among other things, incur or guarantee additional indebtedness, incur liens, pay dividends on, redeem or repurchase our capital stock, make certain investments, permit payment or dividend restrictions on certain of our subsidiaries, sell assets, engage in certain transactions with affiliates, and consolidate or merge or sell all or substantially all of our assets. As of March 31, 2020, we are in compliance with all covenants under the New Senior Secured Credit Facility and indentures governing the Senior Notes.

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

On November 14, 2016, our Board of Directors authorized us to repurchase up to $1,000 million of our common stock pursuant to a stock repurchase program (the "Repurchase Program"). On November 8, 2017, July 30, 2018 and May 9, 2019, our Board of Directors increased the authorization by $500 million, $500 million and $1,000 million, respectively, bringing the total amount authorized under the Repurchase Program to $3,000 million. During the three months ended March 31, 2020, we repurchased approximately $180 million of our common stock under the Repurchase Program. All of the repurchase transactions during the three months ended March 31, 2020 were settled in cash during the same period. As of March 31, 2020, we had approximately $872 million available under the Repurchase Program.

The following table shows our sources and uses of funds for the three months ended March 31, 2020 and 2019 (in millions):

	Three Months Ended March 31,
Statements of Cash Flows Data	2020	2019
Cash flows provided by operating activities	$148	$194
Cash flows used for investing activities	$(21)	$(19)
Cash flows used for financing activities	$(203)	$(83)

Generally, cash provided by operating activities has been adequate to fund our operations. As we cannot predict the duration or scope of the COVID-19 pandemic and its impact on our customers and suppliers, the negative financial impact to our cash provided by operating activities could be material. We are actively managing the business to maintain cash flow, and we have significant liquidity, including $595 million available under the New Revolving Credit Facility as of March 31, 2020. At this time, we believe these actions along with cash provided by operating activities, cash and cash equivalents and borrowing capacity under the New Senior Secured Credit Facility will be sufficient to meet our cash requirements for the next twelve months.

Cash provided by operating activities

Operating activities for the three months ended March 31, 2020 generated $148 million of cash compared to $194 million for the three months ended March 31, 2019. The decrease was principally driven by lower gross profit and increased product initiatives spending, partially offset by lower cash interest expense.

Cash used for investing activities

Investing activities for the three months ended March 31, 2020 used $21 million of cash compared to $19 million for the three months ended March 31, 2019. The increase was principally driven a $2 million increase in capital expenditures principally driven by increased spending related to investments in productivity and replacement programs and engineering and testing capabilities.

Cash used for financing activities

Financing activities for the three months ended March 31, 2020 used $203 million of cash compared to $83 million for the three months ended March 31, 2019. The increase was principally driven by $130 million of increased stock repurchases, partially offset by $10 million of long-term debt restructuring payments in 2019 that did not recur in 2020.

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

Critical Accounting Policies and Significant Accounting Estimates

A discussion of our critical accounting policies and significant accounting estimates is included in Part II, Item 7 “Management’s Discussion and Analysis” in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission on February 27, 2020. The preparation of the condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the applicable reporting period. Actual results could differ materially from these estimates. Changes in estimates are recorded in results of operations in the period that the events or circumstances giving rise to such changes occur. Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported for the three months ended March 31, 2020.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See NOTE B, “Summary of Significant Accounting Policies” in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. The words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Although forward-looking statements reflect management’s good faith beliefs, reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements speak only as of the date the statements are made. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to: the duration and spread of the COVID-19 outbreak, mitigating efforts deployed by government agencies and the public at large, and the overall impact from such outbreak on economic conditions, financial market volatility and our business, including but not limited to the operations of our manufacturing and other facilities, our supply chain, our distribution processes and demand for our products; risks related to our substantial indebtedness; our participation in markets that are competitive; the highly cyclical industries in which certain of our end users operate; uncertainty in the global regulatory and business environments in which we operate; our ability to prepare for, respond to and successfully achieve our objectives relating to technological and market developments, competitive threats and changing customer needs, including with respect to electric hybrid and fully electric commercial vehicles; our ability to identify, consummate and effectively integrate acquisitions; the concentration of our net sales in our top five customers and the loss of any one of these; increases in cost, disruption of supply or shortage of raw materials or components used in our products; the failure of markets outside North America to increase adoption of fully automatic transmissions; the success of our research and development efforts, the outcome of which is uncertain; U.S. and foreign defense spending; risks associated with our international operations, including increased trade protectionism; general economic and industry conditions; the discovery of defects in our products, resulting in delays in new model launches, recall campaigns and/or increased warranty costs and reduction in future sales or damage to our brand and reputation; labor strikes, work stoppages or similar labor disputes, which could significantly disrupt our operations or those of our principal customers; and our intention to pay dividends and repurchase shares of our common stock.

Important factors that could cause actual results to differ materially from our expectations are disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission on February 27, 2020 and Part II, Item 1A of this Quarterly Report on Form 10-Q. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our public communications. You should evaluate all forward-looking statements made in this Quarterly Report on Form 10-Q in the context of these risks and uncertainties.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk consists of changes in interest rates, foreign currency rate fluctuations and movements in commodity prices.

Interest Rate Risk

We are subject to interest rate market risk in connection with a portion of our long-term debt. Our principal interest rate exposure relates to outstanding amounts under our New Senior Secured Credit Facility. Our New Senior Secured Credit Facility provides for variable rate borrowings of up to $1,238 million, including $595 million under our New Revolving Credit Facility, net of $5 million of letters of credit. A one-eighth percent increase or decrease in assumed interest rates for the New Senior Secured Credit Facility, if fully drawn, as of March 31, 2020 would have an impact of approximately $1 million on interest expense per year. As of March 31, 2020, we had no outstanding borrowings against the New Revolving Credit Facility.

From time to time, we enter into interest rate swap agreements to hedge the risk associated with our variable interest rate debt. During the first quarter of 2019, we entered into $250 million of interest rate swaps and designated them as cash flow hedges under the hypothetical derivative method. As of March 31, 2020, we held interest rate swaps effective from (i) September 2019 to September 2022 with notional values totaling $250 million and a weighted average LIBOR fixed rate of 3.01%, (ii) September 2019 to September 2025 with notional values totaling $250 million and a weighted average LIBOR fixed rate of 3.04% and (iii) September 2022 to September 2025 with notional values totaling $250 million and a weighted average LIBOR fixed rate of 2.82%.

Exchange Rate Risk

While our net sales and costs are denominated primarily in U.S. Dollars, net sales, costs, assets and liabilities are generated in other currencies including Brazilian Real, British Pound, Canadian Dollar, Chinese Yuan Renminbi, Euro, Hungarian Forint, Indian Rupee and Japanese Yen. The expansion of our business outside North America may further increase the risk that cash flows resulting from these activities may be adversely affected by changes in currency exchange rates.

Assuming current levels of foreign currency transactions, a 10% aggregate increase or decrease in the Japanese Yen, Euro, Indian Rupee and Chinese Yuan Renminbi would correspondingly change our earnings, net of tax, by an estimated $4 million per year. We believe our other exposure to foreign currencies is immaterial.

Commodity Price Risk

We are subject to changes in our cost of sales caused by movements in underlying commodity prices. Approximately 70% of our cost of sales consists of purchased components with significant raw material content. A substantial portion of the purchased parts are made of aluminum and steel. The cost of aluminum parts includes an adjustment factor on future purchases for fluctuations in aluminum prices based on accepted industry indices. In addition, a substantial amount of steel-based contracts also include an index-based component. As our costs change, we are able to pass through a portion of the changes in commodity prices to certain of our customers according to our long-term agreements (“LTAs”). We historically have not entered into long-term purchase contracts related to the purchase of aluminum and steel.

Assuming current levels of commodity purchases, a 10% variation in the price of aluminum and steel would correspondingly change our earnings by approximately $4 million and $6 million per year, respectively.

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

Item 1A. Risk Factors

Except as set forth below, there have been no material changes from our risk factors as previously reported in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission on February 27, 2020.

The following risk factor has been added:

Our financial condition and results of operations are expected to be materially adversely affected by the coronavirus pandemic.

The global spread of the novel strain of coronavirus (COVID-19) that has been declared a pandemic by the World Health Organization and the preventative measures taken to contain or mitigate the outbreak have caused, and are continuing to cause, significant volatility and uncertainty and economic disruptions. The outbreak has resulted in governments around the world implementing increasingly stringent measures to contain or mitigate the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments and other measures. While we continue to operate certain of our plants consistent with applicable government guidelines, we are experiencing, and may continue to experience, production slowdowns and/or shutdowns at our manufacturing facilities in Hungary, India, Indianapolis and Tennessee as a result of government orders, our inability to obtain component parts from suppliers and/or decreased customer demand. In addition, many of our suppliers and customers are also experiencing, and may continue to experience, production slowdowns and/or shutdowns, which may further impact our business, sales and results of operation.

The extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, depending upon the severity and duration of the outbreak and the effectiveness of actions taken globally to contain or mitigate its effects. Any resulting financial impact cannot be estimated reasonably at this time, but may materially adversely affect our business, supply chain, sales, results of operations, financial condition and cash flows. Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to any resulting economic recession or depression that may continue to impact customer demand and the financial instability or operating viability of our suppliers and customers. Additionally, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets which may adversely impact our ability to access capital markets.

The following risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2019 have been updated:

Volatility in and disruption to the global economic environment and changes in the regulatory and business environments in which we operate may have a material adverse effect on our business, results of operations and financial condition.

The commercial vehicle industry as a whole has been more adversely affected by volatile economic conditions than many other industries, as the purchase or replacement of commercial vehicles, which are durable items, can be deferred for many reasons, including reduced spending by end users. Future changes in the regulatory and business environments in which we operate, including increased trade protectionism and tariffs, may adversely affect our ability to sell our products or source materials needed to manufacture our products. Furthermore, financial instability or bankruptcy at any of our suppliers or customers could disrupt our ability to manufacture our products and impair our ability to collect receivables, any or all of which may have a material adverse effect on our business, results of operations and financial condition. In addition, some of our customers and suppliers may experience serious cash flow problems and, thus, may find it difficult to obtain financing, if financing is available at all. The COVID-19 pandemic is currently causing financial instability and bankruptcy at certain of our suppliers and customers, which may cause our customers’ need for and ability to purchase our products or services to decrease, and our suppliers to increase their prices, reduce their output or change their terms of sale. Any inability of customers to pay us for our products and services, or any demands by suppliers for different payment terms, may materially and adversely affect our results of operations and financial condition. Furthermore, our suppliers may not be successful in generating sufficient sales, restarting or ramping up production or securing alternate financing arrangements, and therefore may no longer be able to supply goods and services to us. In that event, we would need to find alternate sources for these goods and services, and there is no assurance we would be able to find such alternate sources on favorable terms, if at all. Any such disruption in our supply chain could adversely affect our ability to manufacture and deliver our products on a timely basis, and thereby affect our results of operations.

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

In 2019, approximately 75% of our total spending on components was sourced from approximately 40 suppliers, some of which are the single source for such components. All of the suppliers from which we purchase materials and components used in our business are fully validated suppliers, meaning the suppliers’ manufacturing processes and inputs have been validated under a production part approval process (“PPAP”). Furthermore, there are only a limited number of suppliers for certain of the materials used in our business, such as corrosion-resistant steel. As a result, our business is subject to the risk of additional price fluctuations and periodic delays in the delivery of our materials or components if supplies from a validated supplier are interrupted and a new supplier, if one is available, must be validated or materials and components must be purchased from a supplier without a completed PPAP, which could increase our risk of purchasing non-conforming components. Any such price fluctuations or delays, if significant, could harm our profitability or operations. In addition, the loss of a supplier could result in significant material cost increases or reduce our production capacity. We also cannot guarantee we will be able to maintain favorable arrangements and relationships with these suppliers. An increase in the cost or a sustained interruption in the supply or shortage of some of these raw materials or components that may be caused by a deterioration of our relationships with suppliers or by events such as natural disasters, power outages, labor strikes, public health crisis such as pandemics and epidemics or the like could negatively impact our business, results of operations and financial condition.  We are currently experiencing sustained interruption in the supply of certain components due to production slowdowns or shutdowns implemented by many of our suppliers as a result of the COVID-19 pandemic, the duration of which is currently unknown and could have a material adverse effect on our business and results of operations. Although we have agreements with many of our customers that we will pass any price increases through to them, such contracts may be canceled by our customers and/or we may not be able to recoup the costs of such price increases. Additionally, if we are unable to continue to purchase our required quantities of raw materials on commercially reasonable terms, or at all, if we are unable to maintain or enter into purchasing contracts for commodities, or if delivery of materials from suppliers is delayed or non-conforming, our operations could be disrupted or our profitability could be adversely impacted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information related to our repurchases of our common stock on a monthly basis in the three months ended March 31, 2020:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans(1)
January 1– January 31, 2020	334,548	$47.15	334,548	$1,036,242,381
February 1 – February 29, 2020	318,241	$45.45	318,241	$1,022,097,944
March 1 – March 31, 2020	4,443,061	$33.76	4,443,061	$872,097,961
Total	5,095,850	$35.31	5,095,850

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

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in  Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; and (v) the Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File – The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLISON TRANSMISSION HOLDINGS, INC.

Date: May 5, 2020	By:	/s/ David S. Graziosi

		Name:	David S. Graziosi
		Title:	President and Chief Executive Officer (Principal Executive Officer)
Date: May 5, 2020	By:	/s/ G. Frederick Bohley

		Name:	G. Frederick Bohley
		Title:	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)