Form 10-Q
period 2020-09-30
Allison Transmission Holdings Inc
filed 2020-10-29
CIK 1411207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 15, 2020, there were 112,670,802 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Allison Transmission Holdings, Inc.

Condensed Consolidated Balance Sheets

(unaudited, dollars in millions, except share and per share data)

	September 30, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$251	$192
Accounts receivable – net of allowances for doubtful accounts of $1	245	253
Inventories	177	199
Other current assets	37	42
Total Current Assets	710	686
Property, plant and equipment, net	636	616
Intangible assets, net	975	1,042
Goodwill	2,063	2,041
Other non-current assets	62	65
TOTAL ASSETS	$4,446	$4,450
LIABILITIES
Current Liabilities
Accounts payable	$133	$150
Product warranty liability	34	24
Current portion of long-term debt	6	6
Deferred revenue	33	35
Other current liabilities	176	202
Total Current Liabilities	382	417
Product warranty liability	31	28
Deferred revenue	107	104
Long-term debt	2,510	2,512
Deferred income taxes	424	387
Other non-current liabilities	246	221
TOTAL LIABILITIES	3,700	3,669
Commitments and contingencies (see NOTE P)
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 1,880,000,000 shares authorized, 112,779,811 shares issued and outstanding and 118,199,782 shares issued and outstanding, respectively	1	1
Non-voting common stock, $0.01 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Paid in capital	1,812	1,802
Accumulated deficit	(985)	(970)
Accumulated other comprehensive loss, net of tax	(82)	(52)
TOTAL STOCKHOLDERS’ EQUITY	746	781
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$4,446	$4,450

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited, dollars in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	$532	$669	$1,546	$2,081
Cost of sales	278	321	801	985
Gross profit	254	348	745	1,096
Selling, general and administrative	93	85	237	262
Engineering — research and development	33	39	107	107
Operating income	128	224	401	727
Interest expense, net	(34)	(32)	(100)	(101)
Other income, net	4	2	8	8
Income before income taxes	98	194	309	634
Income tax expense	(21)	(45)	(70)	(137)
Net income	$77	$149	$239	$497
Basic earnings per share attributable to common stockholders	$0.68	$1.24	$2.10	$4.04
Diluted earnings per share attributable to common stockholders	$0.68	$1.23	$2.10	$4.01
Comprehensive income, net of tax	$80	$136	$209	$467

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited, dollars in millions)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$239	$497
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	71	57
Deferred income taxes	46	61
Amortization of intangible assets	40	65
Stock-based compensation	11	10
Amortization of deferred financing costs	3	4
Expenses related to long-term debt refinancing	—	5
Allowance for doubtful accounts	—	1
Other	3	(1)
Changes in assets and liabilities:
Accounts receivable	8	(40)
Inventories	22	(20)
Accounts payable	(34)	2
Other assets and liabilities	(11)	4
Net cash provided by operating activities	398	645
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of long-lived assets	(80)	(91)
Business acquisitions	4	(232)
Net cash used for investing activities	(76)	(323)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving credit facility	800	90
Payments on revolving credit facility	(800)	(90)
Repurchases of common stock	(196)	(331)
Dividend payments	(58)	(55)
Payments on long-term debt	(5)	(1,149)
Payment of acquisition-related contingent liability	(3)	—
Taxes paid related to net share settlement of equity awards	(2)	(4)
Proceeds from exercise of stock options	1	4
Issuance of long-term debt	—	1,148
Debt financing fees	—	(12)
Net cash used for financing activities	(263)	(399)
Effect of exchange rate changes on cash	—	(2)
Net increase (decrease) in cash and cash equivalents	59	(79)
Cash and cash equivalents at beginning of period	192	231
Cash and cash equivalents at end of period	$251	$152
Supplemental disclosures:
Interest paid	$73	$63
Income taxes paid	$13	$84

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited, dollars in millions)

	Three months ended
	Common Stock	Non-voting Common Stock	Preferred Stock	Paid-in Capital	Accumulated (Deficit) Income	Accumulated Other Comprehensive (Loss) Income, net of tax	Stockholders' Equity
Balance at June 30, 2019	$1	$—	$—	$1,796	$(1,082)	$(47)	$668
Stock-based compensation	—	—	—	2	—	—	2
Pension and OPEB liability adjustment	—	—	—	—	—	(2)	(2)
Foreign currency translation adjustment	—	—	—	—	—	(6)	(6)
Interest rate swaps	—	—	—	—	—	(5)	(5)
Issuance of common stock	—	—	—	1	—	—	1
Repurchase of common stock	—	—	—	—	(46)	—	(46)
Dividends on common stock	—	—	—	—	(18)	—	(18)
Net income	—	—	—	—	149	—	149
Balance at September 30, 2019	$1	$—	$—	$1,799	$(997)	$(60)	$743
Balance at June 30, 2020	$1	$—	$—	$1,806	$(1,027)	$(85)	$695
Stock-based compensation	—	—	—	6	—	—	6
Pension and OPEB liability adjustment	—	—	—	—	—	(2)	(2)
Foreign currency translation adjustment	—	—	—	—	—	2	2
Interest rate swaps	—	—	—	—	—	3	3
Repurchase of common stock	—	—	—	—	(16)	—	(16)
Dividends on common stock	—	—	—	—	(19)	—	(19)
Net income	—	—	—	—	77	—	77
Balance at September 30, 2020	$1	$—	$—	$1,812	$(985)	$(82)	$746

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited, dollars in millions)

	Nine months ended
	Common Stock	Non-voting Common Stock	Preferred Stock	Paid-in Capital	Accumulated (Deficit) Income	Accumulated Other Comprehensive (Loss) Income, net of tax	Stockholders' Equity
Balance at December 31, 2018	$1	$—	$—	$1,788	$(1,100)	$(30)	$659
Stock-based compensation	—	—	—	10	—	—	10
Pension and OPEB liability adjustment	—	—	—	—	—	1	1
Foreign currency translation adjustment	—	—	—	—	—	(5)	(5)
Available-for-sale securities and interest rate swaps	—	—	—	—	—	(26)	(26)
Issuance of common stock	—	—	—	1	—	—	1
Repurchase of common stock	—	—	—	—	(331)	—	(331)
Dividends on common stock	—	—	—	—	(55)	—	(55)
Impact of adopting accounting standards	—	—	—	—	(8)	—	(8)
Net income	—	—	—	—	497	—	497
Balance at September 30, 2019	$1	$—	$—	$1,799	$(997)	$(60)	$743
Balance at December 31, 2019	$1	$—	$—	$1,802	$(970)	$(52)	$781
Stock-based compensation	—	—	—	11	—	—	11
Pension and OPEB liability adjustment	—	—	—	—	—	(8)	(8)
Available-for-sale securities and interest rate swaps	—	—	—	—	—	(22)	(22)
Issuance of common stock	—	—	—	(1)	—	—	(1)
Repurchase of common stock	—	—	—	—	(196)	—	(196)
Dividends on common stock	—	—	—	—	(58)	—	(58)
Net income	—	—	—	—	239	—	239
Balance at September 30, 2020	$1	$—	$—	$1,812	$(985)	$(82)	$746

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

In March 2020, the World Health Organization categorized the novel coronavirus ("COVID-19") as a pandemic, and it continues to impact the United States and other major markets in which the Company operates across the world, resulting in severe disruptions to global markets and supply chains, significant uncertainty and a weaker global outlook. The effects of the pandemic on the global economy began having a material impact on demand for the Company’s products and on the Company’s results of operations during the second quarter 2020 as our suppliers and customers reduced or halted production. Although the Company’s suppliers and customers have restarted production, production disruptions due to more localized COVID-19 outbreaks as well as the continued uncertainty and weaker global outlook continued to have a material impact on demand for the Company’s products and on the Company’s results of operations during the third quarter 2020.

To limit the spread of COVID-19, governments have taken various actions including travel bans and restrictions, quarantines, curfews, stay-at-home orders, social distancing guidelines and business shutdowns and closures. Despite these disruptions, the Company has continued its manufacturing operations throughout 2020 allowing the Company to deliver its products to customers without interruption. However, the Company’s global manufacturing facilities have cut back on operating levels and shifts as a result of government orders, the Company’s inability to obtain component parts from suppliers and/or decreased customer demand and in certain locations temporarily suspended operations in the second quarter.

The Company is taking a variety of measures to promote the safety and security of our employees and to maintain operations with as minimal impact as possible to our stakeholders, including increased frequency of cleaning and disinfecting of facilities, social distancing, occupancy limits, mask wearing requirements, remote working when possible, travel restrictions and limitations on visitor access to facilities. The Company is also working to align operations, programs and spending across our entire business with current conditions, including reduced compensation expense through restructuring initiatives of both hourly and salary employees related to voluntary and involuntary separation programs implemented during the second quarter of 2020, furloughs of a portion of our workforce, reducing overtime, and assessing the timing and cadence of various capital investments and product development initiatives.

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

These condensed consolidated financial statements present the financial position, results of comprehensive income, cash flows and statements of stockholders’ equity of the Company. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission on February 27, 2020. Certain immaterial reclassifications have been made in the condensed consolidated financial statements of prior periods to conform to the current period presentation. These reclassifications had no impact on previously reported net income, total stockholders’ equity or cash flows. The interim period financial results for the three and nine month periods presented are not necessarily indicative of results to be expected for any other interim period or for the entire year.

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

The Company may also use volume based discounts and rebates as marketing incentives in the sales of both transmissions and service parts, which are accounted for as variable consideration. The Company records the impact of the incentives as a reduction to revenue when it is determined that the adjustment is not likely to reverse, historically on a quarterly basis. The Company estimates the impact of all other incentives based on the related sales and market conditions in the end market vocation. The Company recorded no adjustments based on variable consideration during the three and nine months ended September 30, 2020 and 2019.

Net sales are made on credit terms, generally 30 days, based on an assessment of the customer’s creditworthiness. For certain goods or services, the Company receives consideration prior to satisfying the related performance obligation. Such consideration is recorded as a contract liability in current and non-current Deferred revenue as of September 30, 2020 and December 31, 2019. See Note J, “Deferred Revenue” for more information including the amount of revenue earned during the three and nine months ended September 30, 2020 and 2019 that had been previously deferred. The Company had no contract assets as of September 30, 2020 and December 31, 2019.

The following presents disaggregated revenue by categories that best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
North America On-Highway	$281	$369	$797	$1,144
North America Off-Highway	1	6	12	29
Defense	56	40	138	109
Outside North America On-Highway	71	99	203	299
Outside North America Off-Highway	4	24	50	91
Service Parts, Support Equipment and Other	119	131	346	409
Total Net Sales	$532	$669	$1,546	$2,081

NOTE D. INVENTORIES

Inventories consisted of the following components (dollars in millions):

	September 30, 2020	December 31, 2019
Purchased parts and raw materials	$97	$101
Work in progress	13	17
Service parts	45	51
Finished goods	22	30
Total inventories	$177	$199

Inventory components shipped to third parties, primarily cores, parts to re-manufacturers, and parts to contract manufacturers, which the Company has an obligation to buy back, are included in purchased parts and raw materials, with an offsetting liability in Other current liabilities. See NOTE L, “Other Current Liabilities” for more information.

NOTE E. GOODWILL AND OTHER INTANGIBLE ASSETS

As of September 30, 2020 and December 31, 2019, the carrying amount of the Company’s Goodwill was $2,063 million and $2,041 million, respectively.

The following presents a summary of other intangible assets (dollars in millions):

	September 30, 2020			December 31, 2019
	Intangible assets, gross	Accumulated amortization	Intangible assets, net	Intangible assets, gross	Accumulated amortization	Intangible assets, net
Other intangible assets:
Trade name	$791	$—	$791	$791	$—	$791
In process research and development	25	—	25	50	—	50
Customer relationships — commercial	839	(697)	142	839	(664)	175
Proprietary technology	478	(476)	2	481	(473)	8
Customer relationships — defense	62	(47)	15	62	(44)	18
Total	$2,195	$(1,220)	$975	$2,223	$(1,181)	$1,042

As of September 30, 2020 and December 31, 2019, the carrying value of the Company’s Goodwill and Intangible assets, net was $3,038 million and $3,083 million, respectively.

Amortization expense related to other intangible assets for the next five fiscal years is expected to be (dollars in millions):

	2021	2022	2023	2024	2025
Amortization expense	$46	$45	$43	$8	$4

The following presents a summary of the changes in the goodwill of the Company’s single operating and reportable segment (dollars in millions):

Goodwill
Balance at December 31, 2018	$1,941
Acquisitions	99
Net current period impact to goodwill	$99
Balance at September 30, 2019	$2,040

Balance at December 31, 2019	$2,041
Measurement period adjustments	26
Walker Die Casting net working capital settlement	(4)
Net current period impact to goodwill	$22
Balance at September 30, 2020	$2,063

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

Level 3 — Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At each balance sheet date, the Company performs an analysis of all instruments subject to authoritative accounting guidance and includes, in Level 3, all of those whose fair value is based on significant unobservable inputs. As of September 30, 2020 and December 31, 2019, the Company did not have any Level 3 financial assets or liabilities.

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

The following table summarizes the fair value of the Company’s financial assets and (liabilities) as of September 30, 2020 and December 31, 2019 (dollars in millions):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		TOTAL
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Cash equivalents	$100	$70	$—	$—	$100	$70
Rabbi trust assets	15	12	—	—	15	12
Deferred compensation obligation	(15)	(12)	—	—	(15)	(12)
Derivative liabilities	—	—	(64)	(34)	(64)	(34)
Total	$100	$70	$(64)	$(34)	$36	$36

NOTE G. DEBT

Long-term debt and maturities are as follows (dollars in millions):

	September 30, 2020	December 31, 2019
Long-term debt:
Senior Notes, fixed 5.0%, due 2024	$1,000	$1,000
Senior Secured Credit Facility Term Loan, variable, due 2026	640	644
Senior Notes, fixed 4.75%, due 2027	400	400
Senior Notes, fixed 5.875%, due 2029	500	500
Total long-term debt	$2,540	$2,544
Less: current maturities of long-term debt	6	6
deferred financing costs, net	24	26
Total long-term debt, net	$2,510	$2,512

As of September 30, 2020, the Company had $2,540 million of indebtedness associated with Allison Transmission, Inc.’s (“ATI”), the Company’s wholly-owned subsidiary, 5.0% Senior Notes due September 2024 (“5.0% Senior Notes”), ATI’s 4.75% Senior Notes due October 2027 (“4.75% Senior Notes”), ATI’s 5.875% Senior Notes due June 2029 (“5.875% Senior Notes,” and, together with the 5.0% Senior Notes and 4.75% Senior Notes, the “Senior Notes”) and the Second Amended and Restated Credit Agreement dated as of March 29, 2019 (the “Credit Agreement”), governing ATI’s new term loan facility in the amount of $640 million due March 2026 (“New Term Loan”) and ATI’s new revolving credit facility with commitments in the amount of $600 million due September 2024 (“New Revolving Credit Facility” and, together with the New Term Loan, the “New Senior Secured Credit Facility”).

The fair value of the Company’s long-term debt obligations as of September 30, 2020 was $2,599 million. The fair value is based on quoted Level 2 market prices of the Company’s debt as of September 30, 2020. It is not expected that the Company would be able to repurchase a significant amount of its debt at these levels. The difference between the fair value and carrying value of the long-term debt is driven primarily by trends in the financial markets.

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

The borrowings under the New Senior Secured Credit Facility are collateralized by a lien on substantially all assets of the Company, ATI and each of the existing and future U.S. subsidiary guarantors, with certain exceptions set forth in the Credit Agreement, and ATI’s capital stock and all of the capital stock or other equity interests held by the Company, ATI and each of ATI’s existing and future U.S. subsidiary guarantors (subject to certain limitations for equity interest of foreign subsidiaries and other exceptions set forth in the Credit Agreement). Interest on the New Term Loan, as of September 30, 2020, is either (a) 1.75% over a LIBOR rate on deposits in U.S. dollars for one-, two-, three- or six-month periods (or twelve-month or shorter periods if, at the time of the borrowing, available from all relevant lenders) (the "LIBOR Rate"), or (b) 0.75% over the greater of the prime lending rate as quoted by the administrative agent, the LIBOR Rate for an interest period of one month plus 1.00% and the federal funds effective rate published by the Federal Reserve Bank of New York plus 0.50%, subject to a 1.00% floor (the "Base Rate"). As of September 30, 2020, the Company elected to pay the lowest all-in rate of LIBOR plus the applicable margin, or 1.90%, on the New Term Loan. The Credit Agreement requires minimum quarterly principal payments on the New Term Loan, as well as prepayments from certain net cash proceeds of non-ordinary course asset sales and casualty and condemnation events, the incurrence of certain debt and from a percentage of excess cash flow, if applicable. The minimum required quarterly principal payment on the New Term Loan through its maturity date of March 2026 is $2 million. As of September 30, 2020, there had been no payments required for certain net cash proceeds of non-ordinary course asset sales and casualty and condemnation events. The remaining principal balance is due upon maturity.

The New Senior Secured Credit Facility also provides a New Revolving Credit Facility, net of an allowance for up to $75 million in outstanding letters of credit commitments. Throughout the nine months ended September 30, 2020, the Company made periodic withdrawals and payments on the New Revolving Credit Facility as part of the Company's debt and cash management plans. The maximum amount outstanding under the New Revolving Credit Facility at any time during the nine months ended September 30, 2020 was $500 million. As of September 30, 2020, the Company had $595 million available under the New Revolving Credit Facility, net of $5 million in letters of credit. Borrowings under the New Revolving Credit Facility bear interest at a variable base rate plus an applicable margin based on the Company’s first lien net leverage ratio. When the Company’s first lien net leverage ratio is above 4.00x, interest on the New Revolving Credit Facility is (a) 0.75% over the Base Rate or (b) 1.75% over the LIBOR Rate; when the Company’s first lien net leverage ratio is equal to or less than 4.00x and above 3.50x, interest on the New Revolving Credit Facility is (i) 0.50% over the Base Rate or (ii) 1.50% over the LIBOR Rate; and when the Company’s first lien net leverage ratio is equal to or below 3.50x, interest on the New Revolving Credit Facility is (y) 0.25% over the Base Rate or (z) 1.25% over the LIBOR Rate. As of September 30, 2020, the applicable margin for the New Revolving Credit Facility was 1.25% on the New Revolving Credit Facility. In addition, there is an annual commitment fee, based on the Company’s first lien net leverage ratio, on the average unused revolving credit borrowings available under the New Revolving Credit Facility. As of September 30, 2020, the commitment fee is 0.25%. Borrowings under the New Revolving Credit Facility are payable at the option of the Company throughout the term of the New Senior Secured Credit Facility with the balance due in September 2024.

The New Senior Secured Credit Facility requires the Company to maintain a specified maximum first lien net leverage ratio of 5.50x when revolving loan commitments remain outstanding on the New Revolving Credit Facility at the end of a fiscal quarter. As of September 30, 2020, the Company had no amounts outstanding under the New Revolving Credit Facility; however, the Company would have been in compliance with the maximum first lien net leverage ratio, achieving a 0.51x ratio. Additionally, within the terms of the New Senior Secured Credit Facility, a first lien net leverage ratio at or below 4.00x results in the elimination of excess cash flow payments on the New Senior Secured Credit Facility for the applicable year.

In addition, the Credit Agreement, among other things, includes customary restrictions (subject to certain exceptions) on the Company’s ability to incur certain indebtedness, grant certain liens, make certain investments, engage in acquisitions, consolidations and mergers, declare or pay certain dividends or repurchase shares of the Company’s common stock. As of September 30, 2020, the Company was in compliance with all covenants under the Credit Agreement.

5.0% Senior Notes

The 5.0% Senior Notes are unsecured and are guaranteed by each of ATI’s domestic subsidiaries that is a borrower under or guarantees the New Senior Secured Credit Facility and are unconditionally guaranteed, jointly and severally, by any of ATI’s future domestic subsidiaries that are borrowers under or guarantee the New Senior Secured Credit Facility. None of ATI’s domestic subsidiaries currently guarantee its obligations under the New Senior Secured Credit Facility, and therefore none of ATI’s domestic subsidiaries currently guarantee the 5.0% Senior Notes. The indenture governing the 5.0% Senior Notes contains negative covenants restricting or limiting the Company’s ability to, among other things: incur or guarantee additional indebtedness, incur liens, pay dividends on, redeem or repurchase the Company’s capital stock, make certain investments, permit payment or dividend restrictions on certain of the Company’s subsidiaries, sell assets, engage in certain transactions with affiliates, and consolidate or merge or sell all or substantially all of the Company’s assets. As of September 30, 2020, the Company was in compliance with all covenants under the indenture governing the 5.0% Senior Notes.

4.75% Senior Notes

The 4.75% Senior Notes are unsecured and are guaranteed by each of ATI’s domestic subsidiaries that is a borrower under or guarantees the New Senior Secured Credit Facility and are unconditionally guaranteed, jointly and severally, by any of ATI’s future domestic subsidiaries that are borrowers under or guarantee the New Senior Secured Credit Facility. None of ATI’s domestic subsidiaries currently guarantee its obligations under the New Senior Secured Credit Facility, and therefore none of ATI’s domestic subsidiaries currently guarantee the 4.75% Senior Notes. The indenture governing the 4.75% Senior Notes contains negative covenants restricting or limiting the Company’s ability to, among other things: incur or guarantee additional indebtedness, incur liens, pay dividends on, redeem or repurchase the Company’s capital stock, make certain investments, permit payment or dividend restrictions on certain of the Company’s subsidiaries, sell assets, engage in certain transactions with affiliates, and consolidate or merge or sell all or substantially all of the Company’s assets. As of September 30, 2020, the Company was in compliance with all covenants under the indenture governing the 4.75% Senior Notes.

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

The 5.875% Senior Notes are unsecured and are guaranteed by each of ATI’s domestic subsidiaries that is a borrower under or guarantees the New Senior Secured Credit Facility and are unconditionally guaranteed, jointly and severally, by any of ATI’s future domestic subsidiaries that are borrowers under or guarantee the New Senior Secured Credit Facility. None of ATI’s domestic subsidiaries currently guarantee its obligations under the New Senior Secured Credit Facility, and therefore none of ATI’s domestic subsidiaries currently guarantee the 5.875% Senior Notes. The indenture governing the 5.875% Senior Notes contains negative covenants restricting or limiting the Company’s ability to, among other things: incur or guarantee additional indebtedness, incur liens, pay dividends on, redeem or repurchase the Company’s capital stock, make certain investments, permit payment or dividend restrictions on certain of the Company’s subsidiaries, sell assets, engage in certain transactions with affiliates, and consolidate or merge or sell all or substantially all of the Company’s assets. As of September 30, 2020, the Company was in compliance with all covenants under the indenture governing the 5.875% Senior Notes.

NOTE H. DERIVATIVES

The Company is subject to interest rate risk related to the New Senior Secured Credit Facility and enters into interest rate swaps that are based on LIBOR to manage a portion of this exposure. The interest rate swaps are designated as cash flow hedges that qualify for hedge accounting under the hypothetical derivative method. Fair value adjustments are recorded as a component of accumulated other comprehensive loss (“AOCL”) in the Condensed Consolidated Balance Sheets. Balances in AOCL are reclassified to earnings when transactions related to the underlying risk are settled. During the first quarter of 2019, the Company entered into $250 million of interest rate swaps and designated them as cash flow hedges under the hypothetical derivative method. As of September 30, 2020, the Company held interest rate swaps effective from September 2019 to September 2025 with notional values totaling $250 million and a weighted average LIBOR fixed rate of 3.04%, interest rate swaps effective from September 2019 to September 2022 with notional values totaling $250 million and a weighted average LIBOR fixed rate of 3.01% and interest rate swaps effective from September 2022 to September 2025 with notional values totaling $250 million and a weighted average LIBOR fixed rate of 2.82%. See NOTE F “Fair Value of Financial Instruments” for information regarding the fair value of the Company’s interest rate swaps.

The following tabular disclosures further describe the Company’s interest rate derivatives qualifying and designated for hedge accounting and their impact on the financial condition of the Company (dollars in millions):

		Fair Value
	Balance Sheet Location	September 30, 2020	December 31, 2019
Derivatives designated as hedging instruments:
Interest rate swaps	Other current liabilities	$14	$7
	Other non-current liabilities	50	27
Total derivatives designated as hedging instruments		$64	$34

The balance of derivative losses recorded in AOCL as of September 30, 2020 was $64 million. See NOTE O “Accumulated Other Comprehensive Loss” for information regarding activity recorded as a component of AOCL during the three and nine months ended September 30, 2020. As of September 30, 2020, the Company had $14 million of derivative losses recorded in AOCL expected to be reclassified to earnings within the next twelve months.

NOTE I. PRODUCT WARRANTY LIABILITIES

As of September 30, 2020, current and non-current product warranty liabilities were $34 million and $31 million, respectively. As of September 30, 2019, current and non-current product warranty liabilities were $25 million and $29 million, respectively.

Product warranty liability activities consist of the following (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Beginning balance	$48	$59	$52	$66
Payments	(9)	(7)	(25)	(19)
Increase in liability (warranty issued during period)	3	5	11	16
Net adjustments to liability	23	(3)	27	(9)
Ending balance	$65	$54	$65	$54

During the third quarter of 2020, the Company recorded a $23 million product warranty adjustment to address a transmission performance issue associated with shift quality in a defined population of products. As a result of this performance issue, the Company created a field action program in 2019 dedicated to the defined population of products and reviewed, assessed and made adjustments to the liability on a quarterly basis. The product warranty adjustment during the third quarter 2020 was the result of additional claims data and field information becoming available.

NOTE J. DEFERRED REVENUE

As of September 30, 2020, current and non-current deferred revenue was $33 million and $107 million, respectively. As of September 30, 2019, current and non-current deferred revenue was $35 million and $103 million, respectively.

Deferred revenue activity consists of the following (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Beginning balance	$145	$133	$139	$122
Increases	5	15	29	44
Revenue earned	(10)	(10)	(28)	(28)
Ending balance	$140	$138	$140	$138

Deferred revenue recorded in current and non-current liabilities related to ETC as of September 30, 2020 was $28 million and $89 million, respectively. Deferred revenue recorded in current and non-current liabilities related to ETC as of September 30, 2019 was $28 million and $82 million, respectively.

NOTE K. LEASES

Contracts are assessed by the Company to determine if the contract conveys the right to control an identified asset in exchange for consideration during a period of time. The Company classifies all identified leases as operating or finance leases. As of September 30, 2020, the Company was not a party to any finance leases. Contracts that contain leases are assessed to determine if the consideration in the contract is related to a lease component, non-lease component or other components not related to the lease. Lease components are recorded as right-of-use (“ROU”) assets and lease liabilities while any non-lease component is expensed as incurred. The consideration in the contract related to other components not related to the lease is allocated among the lease component and the non-lease component, as applicable, based on the stand-alone selling price of the lease and non-lease components.

Certain lease contracts may contain an option to extend or terminate the lease. The Company considers the economic impact of extension and termination options by contract. If the Company concludes it is reasonably certain an option will be exercised, that option is included in the lease term and impacts the amount recorded as an ROU asset and lease liability upon inception of the contract.

The Company's lease liability is determined by discounting the future cash flows over the lease period. The Company determines its discount rates utilizing current secured financing rates based on the length of the lease period plus the Company's margin over LIBOR on the New Term Loan. The Company believes this rate effectively represents a borrowing rate the Company could obtain on a debt instrument possessing similar terms as the lease. The lease liability is classified between current and non-current liabilities based on the terms of the underlying leases. The weighted average discount rate on operating leases as of September 30, 2020 and December 31, 2019 was 4.37% and 4.36%, respectively.

As of September 30, 2020, the Company recorded current and non-current operating lease liabilities of $4 million and $17 million, respectively. As of December 31, 2019, the Company recorded current and non-current operating lease liabilities of $5 million and $18 million, respectively. The following table reconciles total operating lease liabilities as of September 30, 2020 to future undiscounted cash flows for operating leases:

September 30, 2020
2020	$1
2021	5
2022	4
2023	3
2024	2
Thereafter	9
Total lease payments	$24
Less: Interest	3
Present value of lease liabilities	$21

ROU assets are calculated as the related lease liability adjusted for lease incentives, prepayments and the effect of escalating lease payments on period expense. The below table depicts the ROU assets held by the Company based on the underlying asset:

September 30, 2020
Buildings	$20
Land	1
Vehicles	1
Total right-of-use assets	$22

The weighted average remaining lease term as of September 30, 2020 and September 30, 2019 was 7.59 years and 6.89 years, respectively.

Operating lease expense was $1 million in each of the three months ended September 30, 2020 and 2019 and $4 million in each of the nine months ended September 30, 2020 and 2019, recorded within Selling, general and administrative expense and Engineering - research and development on the Company's Condensed Consolidated Statements of Comprehensive Income. There was no short-term operating lease expense for the three and nine months ended September 30, 2020 and 2019.

The calculation of the Company's ROU assets and lease liabilities did not include cash consideration as of September 30, 2020 and December 31, 2019. During the nine months ended September 30, 2020 and 2019, the Company recorded $2 million and $10 million, respectively, of new ROU assets obtained in exchange for lease obligations.

NOTE L. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (dollars in millions):

	September 30, 2020	December 31, 2019
Accrued interest payable	$45	$21
Payroll and related costs	36	87
Taxes payable	24	12
Sales allowances	19	32
Vendor buyback obligation	15	16
Derivative liabilities	14	7
Lease liability	4	5
Construction liability	3	4
Vendor liability	2	3
Non-trade payables	2	2
Other accruals	12	13
Total	$176	$202

NOTE M. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost (credit) consist of the following (dollars in millions):

	Pension Plans		Post-retirement Benefits
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2020	2019	2020	2019
Net periodic benefit cost (credit):
Service cost	$2	$2	$1	$—
Interest cost	2	1	1	1
Expected return on assets	(2)	(1)	—	—
Prior service credit	—	—	(4)	(3)
Net periodic benefit cost (credit)	$2	$2	$(2)	$(2)

	Pension Plans		Post-retirement Benefits
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net periodic benefit cost (credit):
Service cost	$7	$7	$1	$1
Interest cost	5	5	2	3
Expected return on assets	(6)	(6)	—	—
Prior service credit	—	—	(10)	(10)
Net periodic benefit cost (credit)	$6	$6	$(7)	$(6)

The components of net periodic benefit cost (credit) other than the service cost component are included in Other income, net in the Condensed Consolidated Statements of Comprehensive Income.

NOTE N. INCOME TAXES

For the three and nine months ended September 30, 2020, the Company recorded total tax expense of $21 million and $70 million, respectively. The effective tax rate for the three and nine months ended September 30, 2020 was 21% and 23%, respectively. For the three and nine months ended September 30, 2019, the Company recorded total tax expense of $45 million and $137 million, respectively. The effective tax rate for the three and nine months ended September 30, 2019 was 23% and 22%, respectively.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law making several changes to the U.S. tax code. The changes include, but are not limited to, increasing the threshold on the amount of deductible interest expense, allowing companies to carryback certain net operating losses, increasing the amount of net operating loss carryforwards that corporations can use to offset taxable income, and making technical changes related to the accounting of qualified improvement property. Some of the tax law changes included in the CARES Act are retroactive. While the Company has reviewed the elections set forth in the CARES Act, its provision for income taxes for the three and nine months ended September 30, 2020 does not reflect the effect of any of these elections. The effects, both individually and in the aggregate, are not expected to be material at this time.

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

In accordance with the FASB’s authoritative guidance on accounting for income taxes, the Company has recorded a liability for unrecognized tax benefits related to a 2010 Research and Development Credit as of September 30, 2020 and December 31, 2019. The accounting guidance prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company's returns will remain subject to examination by the various taxing authorities for the duration of the applicable statute of limitations (generally three years from the later of the date of filing or the due date of the return).

NOTE O. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables reconcile changes in AOCL by component (net of tax, dollars in millions):

	Three months ended
	Pension and OPEB liability adjustment	Available- for-sale securities and interest rate swaps	Foreign currency items	Total
AOCL as of June 30, 2019	$12	$(28)	$(31)	$(47)
Other comprehensive loss before reclassifications	—	(7)	(6)	(13)
Amounts reclassified from AOCL	(3)	—	—	(3)
Income tax	1	2	—	3
Net current period other comprehensive loss	$(2)	$(5)	$(6)	$(13)
AOCL as of September 30, 2019	$10	$(33)	$(37)	$(60)
AOCL as of June 30, 2020	$2	$(51)	$(36)	$(85)
Other comprehensive income before reclassifications	—	2	2	4
Amounts reclassified from AOCL	(3)	—	—	(3)
Income tax	1	1	—	2
Net current period other comprehensive (loss) income	$(2)	$3	$2	$3
AOCL as of September 30, 2020	$—	$(48)	$(34)	$(82)

	Nine months ended
	Pension and OPEB liability adjustment	Available- for-sale securities and interest rate swaps	Foreign currency items	Total
AOCL as of December 31, 2018	$9	$(7)	$(32)	$(30)
Other comprehensive loss before reclassifications	—	(32)	(5)	(37)
Amounts reclassified from AOCL	(10)	—	—	(10)
Income tax	3	7	—	10
Reclassification of stranded tax effects	8	(1)	—	7
Net current period other comprehensive income (loss)	$1	$(26)	$(5)	$(30)
AOCL as of September 30, 2019	$10	$(33)	$(37)	$(60)
AOCL as of December 31, 2019	$8	$(26)	$(34)	$(52)
Other comprehensive loss before reclassifications	—	(30)	—	(30)
Amounts reclassified from AOCL	(11)	—	—	(11)
Income tax	3	8	—	11
Net current period other comprehensive loss	$(8)	$(22)	$—	$(30)
AOCL as of September 30, 2020	$—	$(48)	$(34)	$(82)

The Company reclassified $7 million, as of January 1, 2019, from AOCL to retained earnings for the stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act. This reclassification had zero net effect on total stockholders' equity. The Company utilizes the portfolio securities approach when releasing income tax effects from AOCL for its investment securities.

	Amounts reclassified from AOCL
AOCL Components	Three months ended September 30, 2020	Three months ended September 30, 2019	Affected line item in the Condensed Consolidated Statements of Comprehensive Income
Amortization of benefit items:
Prior service cost	$3	$3	Other income, net
Total reclassifications, before tax	$3	$3	Income before income taxes
Income tax expense	(1)	(1)	Income tax expense
Total reclassifications, net of tax	$2	$2

	Amounts reclassified from AOCL
AOCL Components	Nine months ended September 30, 2020	Nine months ended September 30, 2019	Affected line item in the Condensed Consolidated Statements of Comprehensive Income
Amortization of benefit items:
Prior service cost	$11	$10	Other income, net
Total reclassifications, before tax	$11	$10	Income before income taxes
Income tax expense	(3)	(3)	Income tax expense
Total reclassifications	$8	$7

Prior service cost and actuarial loss are included in the computation of the Company’s net periodic benefit cost (credit). See NOTE M, “Employee Benefit Plans” for additional details.

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

NOTE Q. EARNINGS PER SHARE

The Company presents both basic and diluted earnings per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted EPS is calculated by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during the reporting period that are calculated using the treasury stock method for stock-based awards. The treasury stock method assumes that the Company uses the proceeds from the exercise of awards to repurchase common stock at the average market price during the period. The assumed proceeds under the treasury stock method include the purchase price that the grantee will pay in the future and compensation cost for future service that the Company has not yet recognized. For each of the three and nine months ended September 30, 2020, there were 1 million outstanding stock options excluded from the diluted EPS calculation because they were anti-dilutive. For each of the three and nine months ended September 30, 2019, there were no outstanding stock options excluded from the diluted EPS calculation because they were anti-dilutive.

The following table reconciles the numerators and denominators used to calculate basic EPS and diluted EPS (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$77	$149	$239	$497
Weighted average shares of common stock outstanding	113	120	114	123
Dilutive effect of stock-based awards	1	1	—	1
Diluted weighted average shares of common stock outstanding	114	121	114	124
Basic earnings per share attributable to common stockholders	$0.68	$1.24	$2.10	$4.04
Diluted earnings per share attributable to common stockholders	$0.68	$1.23	$2.10	$4.01

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

During the three and nine months ended September 30, 2020, the Company repurchased $16 million and $196 million, respectively, of its common stock under the Repurchase Program, leaving $856 million of authorized repurchases remaining under the Repurchase Program as of September 30, 2020.

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

NOTE T. ACQUISITIONS

AxleTech Electric Vehicle Systems Division Acquisition

In the second quarter of 2020, the Company finalized its purchase price allocation related to the acquisition of the AxleTech electric vehicle systems division by recording a measurement period adjustment which resulted in a $25 million increase to goodwill and a corresponding decrease to in-process research and development as of June 30, 2020. The measurement period adjustment reflects facts and circumstances that existed as of the date of acquisition. The measurement period has ended for this acquisition, and the purchase price allocation is complete.

Walker Die Casting Acquisition

On September 9, 2019, the Company acquired the assets of Walker Die Casting, Inc. (“Walker Die Casting”), an aluminum castings company, and C&R Tool and Engineering, Inc., a supplier of metal-working tools, for $103 million in cash, resulting in a net purchase price of $99 million after the effective settlement of $4 million of pre-existing accounts payable. In the second quarter of 2020, the Company received a $4 million net working capital settlement from Walker Die Casting, reducing the purchase price to $95 million. The measurement period has ended for this acquisition, and the purchase price allocation is complete.

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

The statements in this discussion regarding industry trends, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Cautionary Note Regarding Forward-Looking Statements” and Part II, Item 1A “Risk Factors” below, in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission ("SEC") on February 27, 2020, and Part II, Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed with the SEC on May 5, 2020 and for the quarter ended June 30, 2020 filed with the SEC on August 5, 2020. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

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

Trends Impacting Our Business

Our net sales are driven by commercial vehicle production, which tends to be highly correlated to macroeconomic conditions. In March 2020, the World Health Organization categorized the novel coronavirus ("COVID-19") as a pandemic, and it continues to impact the United States and other major markets in which we operate across the world, resulting in severe disruptions to global markets and supply chains, significant uncertainty and a weaker global outlook. The effects of the pandemic on the global economy began having a material adverse impact on demand for our products and on our results of operations during the second quarter 2020 as our suppliers and customers reduced or halted production. Although the Company’s suppliers and customers have restarted production, production disruptions due to more localized COVID-19 outbreaks as well as the continued uncertainty and weaker global outlook continued to have a material impact on demand for the Company’s products and on the Company’s results of operations during the third quarter 2020.

To limit the spread of COVID-19, governments have taken various actions including travel bans and restrictions, quarantines, curfews, stay-at-home orders, social distancing guidelines and business shutdowns and closures. Despite these disruptions, we have continued our manufacturing operations throughout 2020 allowing us to deliver our products to customers without interruption. However, our global manufacturing facilities have cut back on operating levels and shifts as a result of government orders, our inability to obtain component parts from suppliers and/or decreased customer demand and in certain locations temporarily suspended operations in the second quarter. Additional suspensions and cutbacks of our manufacturing operations may occur as the impacts from COVID-19 and related responses continue to develop within our global supply chains and customer base, and additional production slowdowns and shutdowns by our global suppliers and customers may continue and could continue to have a material impact to our financial results.

We are taking a variety of measures to promote the safety and security of our employees and to maintain operations with as minimal impact as possible to our stakeholders, including increased frequency of cleaning and disinfecting of facilities, social distancing, occupancy limits, mask wearing requirements, remote working when possible, travel restrictions and limitations on visitor access to facilities. We are also working to align operations, programs and spending across our entire business with current conditions, including reduced compensation expense through restructuring initiatives of both hourly and salary employees related to voluntary and involuntary separation programs, implemented during the second quarter of 2020, furloughs of a portion of our workforce, reducing overtime, and assessing the timing and cadence of various capital investments and product development initiatives.

Our Net Sales were materially impacted during the third quarter of 2020 by the ongoing COVID-19 outbreak, and we expect that our Net Sales will continue to be impacted for the fourth quarter 2020 and likely beyond. The extent to which our future operations will continue to be impacted by the outbreak will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including continuing efforts by governmental authorities to stall the spread and limit the impact of COVID-19, and the timing of such developments.

Third Quarter Net Sales by End Market (dollars in millions)

End Market	Q3 2020 Net Sales	Q3 2019 Net Sales	% Variance
North America On-Highway	$281	$369	(24)%
North America Off-Highway	1	6	(83)%
Defense	56	40	40%
Outside North America On-Highway	71	99	(28)%
Outside North America Off-Highway	4	24	(83)%
Service Parts, Support Equipment and Other	119	131	(9)%
Total Net Sales	$532	$669	(20)%

North America On-Highway end market net sales were down 24% for the third quarter 2020 compared to the third quarter 2019, principally driven by lower demand for Rugged Duty Series and Highway Series models primarily due to the effects of the COVID-19 pandemic.

North America Off-Highway end market net sales were down $5 million for the third quarter 2020 compared to the third quarter 2019, principally driven by lower demand for hydraulic fracturing applications.

Defense end market net sales were up 40% for the third quarter 2020 compared to the third quarter 2019, principally driven by Tracked vehicle demand.

Outside North America On-Highway end market net sales were down 28% for the third quarter 2020 compared to the third quarter 2019, principally driven by lower global demand due to the effects of the COVID-19 pandemic.

Outside North America Off-Highway end market net sales were down $20 million for the third quarter 2020 compared to the third quarter 2019, principally driven by lower demand in the energy, mining and construction sectors.

Service Parts, Support Equipment and Other end market net sales were down 9% for the third quarter 2020 compared to the third quarter 2019, principally driven by lower demand for North America service parts and support equipment, partially offset by aluminum die cast component volume associated with the acquisition of Walker Die Casting, Inc. (“Walker Die Casting”) in September 2019.

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

Cost of sales

Our primary components of cost of sales are purchased parts, the overhead expense related to our manufacturing operations and direct labor associated with the manufacture and assembly of transmissions and parts. For the nine months ended September 30, 2020, direct material costs were approximately 64%, overhead costs were approximately 28%, and direct labor costs were approximately 8% of total cost of sales. We are subject to changes in our cost of sales caused by movements in underlying commodity prices. We seek to hedge against this risk by using long-term agreements, as appropriate. See Part I, Item 3 “Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk” included below.

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

Non-GAAP Financial Measures

We use Adjusted Earnings before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) and Adjusted EBITDA as a percent of net sales to measure our operating profitability. We believe that Adjusted EBITDA and Adjusted EBITDA as a percent of net sales provide management, investors and creditors with useful measures of the operational results of our business and increase the period-to-period comparability of our operating profitability and comparability with other companies. Adjusted EBITDA as a percent of net sales is also used in the calculation of management’s incentive compensation program. The most directly comparable U.S. generally accepted accounting principles (“GAAP”) measure to Adjusted EBITDA and Adjusted EBITDA as a percent of net sales is Net income and Net income as a percent of net sales, respectively. Adjusted EBITDA is calculated as earnings before interest expense, income tax expense, amortization of intangible assets, depreciation of property, plant and equipment and other adjustments as defined by the Second Amended and Restated Credit Agreement dated as of March 29, 2019 (the “Credit Agreement”) governing Allison Transmission, Inc.’s (“ATI”), our wholly-owned subsidiary, term loan facility in the amount of $640 million due March 2026 (“New Term Loan”). Adjusted EBITDA as a percent of net sales is calculated as Adjusted EBITDA divided by net sales.

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

The following is a reconciliation of Net income and Net income as a percent of net sales to Adjusted EBITDA and Adjusted EBITDA as a percent of net sales and a reconciliation of Net cash provided by operating activities to Adjusted free cash flow:

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited, dollars in millions)	2020	2019	2020	2019
Net income (GAAP)	$77	$149	$239	$497
plus:
Interest expense, net	34	32	100	101
Depreciation of property, plant and equipment	25	20	71	57
Income tax expense	21	45	70	137
Amortization of intangible assets	11	22	40	65
Restructuring charges (a)	—	—	12	—
Stock-based compensation expense (b)	6	2	11	10
Unrealized loss on foreign exchange (c)	—	—	2	—
Acquisition-related earnouts (d)	—	—	1	—
Expenses related to long-term debt refinancing (e)	—	—	—	1
UAW Local 933 retirement incentive (f)	—	(1)	—	(1)
Adjusted EBITDA (Non-GAAP)	$174	$269	$546	$867
Net sales (GAAP)	$532	$669	$1,546	$2,081
Net income as a percent of net sales (GAAP)	14.5%	22.3%	15.5%	23.9%
Adjusted EBITDA as a percent of net sales (Non-GAAP)	32.7%	40.2%	35.3%	41.7%
Net cash provided by operating activities (GAAP)	$158	$212	$398	$645
(Deductions) or additions to reconcile to Adjusted free cash flow:
Additions of long-lived assets	(31)	(47)	(80)	(91)
Restructuring charges (a)	9	—	12	—
Adjusted free cash flow (Non-GAAP)	$136	$165	$330	$554

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
(f)

Represents a charge (recorded in Cost of sales) related to a retirement incentive program for certain employees represented by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) pursuant to the UAW Local 933 collective bargaining agreement effective through November 2023.

Results of Operations

Comparison of three months ended September 30, 2020 and 2019

The recent outbreak of COVID-19 had a material adverse effect on our results of operations for the third quarter 2020. We continue to actively monitor the impact of the global pandemic, which we expect to materially adversely impact our business and results of operations for the fourth quarter 2020 and likely beyond. See “Trends Impacting our Business” above for additional information on the impact of COVID-19 on our results of operations.

The following table sets forth certain financial information for the three months ended September 30, 2020 and 2019. The following table and discussion should be read in conjunction with the information contained in our condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Three Months Ended September 30,
(unaudited, dollars in millions)	2020	% of net sales	2019	% of net sales
Net sales	$532	100%	$669	100%
Cost of sales	278	52	321	48
Gross profit	254	48	348	52
Operating expenses:
Selling, general and administrative	93	18	85	13
Engineering — research and development	33	6	39	6
Total operating expenses	126	24	124	19
Operating income	128	24	224	33
Interest expense, net	(34)	(6)	(32)	(4)
Other income, net	4	—	2	—
Income before income taxes	98	18	194	29
Income tax expense	(21)	(4)	(45)	(7)
Net income	$77	14%	$149	22%

Net sales

Net sales for the quarter ended September 30, 2020 were $532 million compared to $669 million for the quarter ended September 30, 2019, a decrease of 20%. The decrease was principally driven by an $88 million, or 24%, decrease in net sales in the North America On-Highway end market principally driven by lower demand for Rugged Duty Series and Highway Series models primarily due to the effects of the COVID-19 pandemic, a $28 million, or 28%, decrease in net sales in the Outside North America On-Highway end market principally driven by lower global demand due to the effects of the COVID-19 pandemic, a $20 million, or 83%, decrease in net sales in the Outside North America Off-Highway end market principally driven by lower demand in the energy, mining and construction sectors, a $12 million, or 9%, decrease in net sales in the Service Parts, Support Equipment and Other end market principally driven by lower demand for North America service parts and support equipment partially offset by aluminum die cast component volume associated with the acquisition of Walker Die Casting in September 2019 and a $5 million, or 83%, decrease in net sales in the North America Off-Highway end market principally driven by lower demand for hydraulic fracturing applications, partially offset by a $16 million, or 40%, increase in net sales in the Defense end market principally driven by Tracked vehicle demand.

Cost of sales

Cost of sales for the quarter ended September 30, 2020 was $278 million compared to $321 million for the quarter ended September 30, 2019, a decrease of 13%. The decrease was principally driven by decreased direct material and manufacturing expense commensurate with decreased net sales and lower incentive compensation expense, partially offset by increased depreciation expense.

Gross profit

Gross profit for the quarter ended September 30, 2020 was $254 million compared to $348 million for the quarter ended September 30, 2019, a decrease of 27%. The decrease was principally driven by $111 million related to decreased net sales, partially offset by lower manufacturing expense commensurate with decreased net sales, $7 million of price increases on certain products and $5 million of lower incentive compensation expense. Gross profit as a percent of net sales for the three months ended September 30, 2020 decreased 430 basis points compared to the same period in 2019 principally driven by lower net sales, partially offset by price increases on certain products and lower incentive compensation expense.

Selling, general and administrative

Selling, general and administrative expenses for the quarter ended September 30, 2020 were $93 million compared to $85 million for the quarter ended September 30, 2019, an increase of 9%. The increase was principally driven by $23 million of unfavorable product warranty adjustments to address a transmission performance issue associated with shift quality in a defined population of products and $4 million of higher stock compensation expense, partially offset by $11 million of lower intangible amortization expense, $7 million of lower commercial activities spending and $7 million of lower incentive compensation expense.

Engineering — research and development

Engineering expenses for the quarter ended September 30, 2020 were $33 million compared to $39 million for the quarter ended September 30, 2019, a decrease of 15%. The decrease was principally driven by intra-year timing of product initiatives spending and $2 million of lower incentive compensation expense.

Interest expense, net

Interest expense, net for the quarter ended September 30, 2020 was $34 million compared to $32 million for the quarter ended September 30, 2019, an increase of 6%. The increase was principally driven by $4 million of increased interest expense on interest rate hedges that became effective in the third quarter of 2019 and $1 million of interest expense on ATI’s new revolving credit facility with commitments in the amount of $600 million due September 2024 (“New Revolving Credit Facility”), partially offset by approximately $4 million of lower interest expense on ATI’s New Term Loan due to lower variable interest rates.

Other income, net

Other income, net for the quarter ended September 30, 2020 was $4 million compared to $2 million for the quarter ended September 30, 2019. The change was principally driven by $1 million of favorable change associated with assets held in a rabbi trust.

Income tax expense

Income tax expense for the three months ended September 30, 2020 was $21 million, resulting in an effective tax rate of 21%, compared to $45 million of income tax expense and an effective tax rate of 23% for the three months ended September 30, 2019. The decrease in income tax expense was principally driven by decreased taxable income. The decrease in the effective tax rate was principally driven by increased estimated U.S. federal income tax deductions.

Comparison of nine months ended September 30, 2020 and 2019

The recent outbreak of COVID-19 had a material adverse effect on our results of operations for the nine months ended September 30, 2020. We continue to actively monitor the impact of the global pandemic, which we expect to materially adversely impact our business and results of operations for the fourth quarter 2020 and likely beyond. See “Trends Impacting our Business” above for additional information on the impact of COVID-19 on our results of operations.

The following table sets forth certain financial information for the nine months ended September 30, 2020 and 2019. The following table and discussion should be read in conjunction with the information contained in our condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Nine Months Ended September 30,
(unaudited, dollars in millions)	2020	% of net sales	2019	% of net sales
Net sales	$1,546	100%	$2,081	100%
Cost of sales	801	52	985	47
Gross profit	745	48	1,096	53
Operating expenses:
Selling, general and administrative	237	15	262	13
Engineering — research and development	107	7	107	5
Total operating expenses	344	22	369	18
Operating income	401	26	727	35
Interest expense, net	(100)	(6)	(101)	(5)
Other income, net	8	—	8	—
Income before income taxes	309	20	634	30
Income tax expense	(70)	(5)	(137)	(6)
Net income	$239	15%	$497	24%

Net sales

Net sales for the nine months ended September 30, 2020 were $1,546 million compared to $2,081 million for the nine months ended September 30, 2019, a decrease of 26%. The decrease was principally driven by a $347 million, or 30%, decrease in net sales in the North America On-Highway end market principally driven by lower demand for Rugged Duty Series and Highway Series models primarily due to the effects of the COVID-19 pandemic, a $96 million, or 32%, decrease in net sales in the Outside North America On-Highway end market principally driven by lower global demand due to the effects of the COVID-19 pandemic, a $63 million, or 15%, decrease in net sales in the Service Parts, Support Equipment and Other end market principally driven by lower demand for North America service parts and support equipment primarily due to the effects of the COVID-19 pandemic partially offset by aluminum die cast component volume associated with the acquisition of Walker Die Casting, a $41 million, or 45%, decrease in net sales in the Outside North America Off-Highway end market principally driven by lower demand in the energy, mining and construction sectors and a $17 million, or 59%, decrease in net sales in the North America Off-Highway end market principally driven by lower demand for hydraulic fracturing applications, partially offset by a $29 million, or 27%, increase in net sales in the Defense end market principally driven by Tracked vehicle demand.

Cost of sales

Cost of sales for the nine months ended September 30, 2020 was $801 million compared to $985 million for the nine months ended September 30, 2019, a decrease of 19%. The decrease was principally driven by decreased direct material and manufacturing expenses commensurate with decreased net sales, lower incentive compensation expense and favorable material costs, partially offset by increased depreciation expense and restructuring charges.

Gross profit

Gross profit for the nine months ended September 30, 2020 was $745 million compared to $1,096 million for the nine months ended September 30, 2019, a decrease of 32%. The decrease was principally driven by $396 million related to decreased net sales, $8 million of increased depreciation expense and $5 million of restructuring charges, partially offset by lower manufacturing expense commensurate with decreased net sales, $17 million of lower incentive compensation expense, $9 million of favorable material costs and $9 million of price increases on certain products. Gross profit as a percent of net sales for the nine months ended September 30, 2020 decreased 450 basis points compared to the same period in 2019 principally driven by lower net sales, increased depreciation expense and restructuring charges, partially offset by lower incentive compensation expense, favorable material costs and price increases on certain products.

Selling, general and administrative

Selling, general and administrative expenses for the nine months ended September 30, 2020 were $237 million compared to $262 million for the nine months ended September 30, 2019, a decrease of 10%. The decrease was principally driven by $25 million of lower intangible amortization expense, $24 million of lower incentive compensation expense and decreased commercial activities spending, partially offset by unfavorable product warranty adjustments, including a $23 million adjustment in the third quarter of 2020 to address a transmission performance issue associated with shift quality in a defined population of products and $3 million of restructuring charges.

Engineering — research and development

Engineering expenses for the nine months ended September 30, 2020 and 2019 were both $107 million. Engineering expense was principally driven by $4 million of restructuring charges and the intra-year timing of product initiatives spending, offset by $8 million of lower incentive compensation expense.

Interest expense, net

Interest expense, net for the nine months ended September 30, 2020 was $100 million compared to $101 million for the nine months ended September 30, 2019, a decrease of 1%. The decrease was principally driven by approximately $10 million of lower interest expense on ATI’s New Term Loan due to lower variable interest rates and $5 million of expenses related to the long-term debt refinancing in 2019 that did not recur in 2020, partially offset by $7 million of increased interest expense on interest rate hedges that became effective in the third quarter of 2019, $3 million of interest expense on ATI’s New Revolving Credit Facility and increased interest expense due to higher interest rates related to long-term debt refinancing in the first quarter of 2019 that extended maturities at fixed interest rates.

Other income, net

Other income, net was $8 million for each of the nine months ended September 30, 2020 and September 30, 2019.

Income tax expense

Income tax expense for the nine months ended September 30, 2020 was $70 million, resulting in an effective tax rate of 23%, compared to $137 million of income tax expense and an effective tax rate of 22% for the nine months ended September 30, 2019. The decrease in income tax expense was principally driven by decreased taxable income. The change in the effective tax rate was principally driven by decreased estimated U.S. federal income tax deductions.

Liquidity and Capital Resources

We generate cash primarily from our operations to fund our operating, investing and financing activities. Our principal uses of cash are operating expenses, capital expenditures, working capital needs, debt service, dividends on common stock, stock repurchases and strategic growth initiatives, including acquisitions. Our ability to generate cash in the future and our future uses of cash are subject to general economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control, including the impact to our cash flow that has been experienced due to lower net sales, and is expected to continue to be experienced, related to COVID-19. We had total available cash and cash equivalents of $251 million and $192 million as of September 30, 2020 and December 31, 2019, respectively. Of the available cash and cash equivalents, $151 million and $122 million were deposited in operating accounts as of September 30, 2020 and December 31, 2019, respectively, while $100 million and $70 million were invested in U.S. government backed securities as of September 30, 2020 and December 31, 2019, respectively.

As of September 30, 2020, the total of cash and cash equivalents held by foreign subsidiaries was $70 million, the majority of which was located in China and Europe. We manage our worldwide cash requirements considering available funds among the subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. As a result, we do not currently anticipate any local liquidity restrictions will preclude us from funding our targeted initiatives or operating needs with local resources.

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

Our liquidity requirements are significant, primarily due to our debt service requirements. As of September 30, 2020, we had $640 million of indebtedness associated with ATI’s New Term Loan, $1,000 million of indebtedness associated with ATI’s 5.0% Senior Notes due September 2024 (“5.0% Senior Notes”), $400 million of indebtedness associated with ATI’s 4.75% Senior Notes due October 2027 (“4.75% Senior Notes”) and $500 million of indebtedness associated with ATI’s 5.875% Senior Notes due June 2029 (“5.875% Senior Notes” and, together with the 5.0% Senior Notes and 4.75% Senior Notes, the “Senior Notes”). The minimum required quarterly principal payment on ATI’s New Term Loan through its maturity date of March 2026 is $2 million. We made $5 million and $92 million of principal payments on the New Senior Secured Credit Facility during the nine months ended September 30, 2020 and 2019, respectively. There are no required quarterly principal payments on ATI’s Senior Notes.

The New Senior Secured Credit Facility provides for a $600 million New Revolving Credit Facility, net of an allowance for up to $75 million in outstanding letter of credit commitments. Throughout the nine months ended September 30, 2020, we made periodic withdrawals and payments on the New Revolving Credit Facility as part of our debt and cash management plans. The maximum amount outstanding under the New Revolving Credit Facility at any time during the nine months ended September 30, 2020 was $500 million. As of September 30, 2020, we had $595 million available under the New Revolving Credit Facility, net of $5 million in letters of credit. If we have commitments outstanding on the New Revolving Credit Facility at the end of a fiscal quarter, the New Senior Secured Credit Facility requires us to maintain a specified maximum first lien net leverage ratio of 5.50x. Additionally, within the terms of the New Senior Secured Credit Facility, a first lien net leverage ratio at or below 4.00x results in the elimination of excess cash flow payments on the New Senior Secured Credit Facility for the applicable year. As of September 30, 2020, our first lien net leverage ratio was 0.51x. The New Senior Secured Credit Facility also provides certain financial incentives based on our first lien net leverage ratio. A first lien net leverage ratio at or below 4.00x and above 3.50x results in a 25 basis point reduction to the applicable margin on the New Revolving Credit Facility. A first lien net leverage ratio at or below 3.50x results in an additional 25 basis point reduction to the applicable margin on the New Revolving Credit Facility. These reductions remain in effect as long as we achieve a first lien net leverage ratio at or below the related threshold.

In addition, the Credit Agreement includes, among other things, customary restrictions (subject to certain exceptions) on our ability to incur certain indebtedness, grant certain liens, make certain investments, engage in acquisitions, consolidations and mergers, declare or pay certain dividends, and repurchase shares of our common stock. The indentures governing the Senior Notes contain negative covenants restricting or limiting our ability to, among other things, incur or guarantee additional indebtedness, incur liens, pay dividends on, redeem or repurchase our capital stock, make certain investments, permit payment or dividend restrictions on certain of our subsidiaries, sell assets, engage in certain transactions with affiliates, and consolidate or merge or sell all or substantially all of our assets. As of September 30, 2020, we are in compliance with all covenants under the New Senior Secured Credit Facility and indentures governing the Senior Notes.

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

On November 14, 2016, our Board of Directors authorized us to repurchase up to $1,000 million of our common stock pursuant to a stock repurchase program (the "Repurchase Program"). On November 8, 2017, July 30, 2018 and May 9, 2019, our Board of Directors increased the authorization by $500 million, $500 million and $1,000 million, respectively, bringing the total amount authorized under the Repurchase Program to $3,000 million. We repurchased $16 million of our common stock under the Repurchase Program during the three months ended September 30, 2020. During the nine months ended September 30, 2020, we repurchased $196 million of our common stock under the Repurchase Program. All of the repurchase transactions during the nine months ended September 30, 2020 were settled in cash during the same period. As of September 30, 2020, we had $856 million available under the Repurchase Program.

The following table shows our sources and uses of funds for the nine months ended September 30, 2020 and 2019 (in millions):

	Nine Months Ended September 30,
Statements of Cash Flows Data	2020	2019
Cash flows provided by operating activities	$398	$645
Cash flows used for investing activities	$(76)	$(323)
Cash flows used for financing activities	$(263)	$(399)

Generally, cash provided by operating activities has been adequate to fund our operations. While we cannot predict the duration or scope of the COVID-19 pandemic and its impact on our operations, customers and suppliers, the negative financial impact to our cash provided by operating activities has been and likely will continue to be material. We have significant liquidity, including $251 million of cash and cash equivalents and $595 million available under the New Revolving Credit Facility as of September 30, 2020. At this time, we believe these actions along with cash provided by operating activities, cash and cash equivalents and borrowing capacity under the New Senior Secured Credit Facility will be sufficient to meet our cash requirements for the next twelve months.

Cash provided by operating activities

Operating activities for the nine months ended September 30, 2020 generated $398 million of cash compared to $645 million for the nine months ended September 30, 2019. The decrease was principally driven by lower gross profit and higher cash interest expense, partially offset by lower cash income taxes and lower operating working capital requirements.

Cash used for investing activities

Investing activities for the nine months ended September 30, 2020 used $76 million of cash compared to $323 million for the nine months ended September 30, 2019. The decrease was principally driven by $232 million of business acquisition spending in 2019 that did not recur in 2020, an $11 million decrease in capital expenditures and a $4 million 2020 net working capital settlement related to the acquisition of Walker Die Casting.

Cash used for financing activities

Financing activities for the nine months ended September 30, 2020 used $263 million of cash compared to $399 million for the nine months ended September 30, 2019. The decrease was principally driven by $135 million of decreased stock repurchases.

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

Critical Accounting Policies and Significant Accounting Estimates

A discussion of our critical accounting policies and significant accounting estimates is included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission on February 27, 2020. The preparation of the condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the applicable reporting period. Actual results could differ materially from these estimates. Changes in estimates are recorded in results of operations in the period that the events or circumstances giving rise to such changes occur. Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported for the three and nine months ended September 30, 2020.

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

Important factors that could cause actual results to differ materially from our expectations are disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on February 27, 2020, Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarter ended March 31, 2020 as filed with the SEC on May 5, 2020 and for the quarter ended June 30, 2020 as filed with the SEC on August 5, 2020 and Part II, Item 1A of this Quarterly Report on Form 10-Q. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our public communications. You should evaluate all forward-looking statements made in this Quarterly Report on Form 10-Q in the context of these risks and uncertainties.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk consists of changes in interest rates, foreign currency rate fluctuations and movements in commodity prices.

Interest Rate Risk

We are subject to interest rate market risk in connection with a portion of our long-term debt. Our principal interest rate exposure relates to outstanding amounts under our New Senior Secured Credit Facility. Our New Senior Secured Credit Facility provides for variable rate borrowings of up to $1,235 million, including $595 million under our New Revolving Credit Facility, net of $5 million of letters of credit. A one-eighth percent increase or decrease in assumed interest rates for the New Senior Secured Credit Facility, if fully drawn, as of September 30, 2020 would have an impact of approximately $1 million on interest expense per year. As of September 30, 2020, we had no outstanding borrowings against the New Revolving Credit Facility.

From time to time, we enter into interest rate swap agreements to hedge the risk associated with our variable interest rate debt. During the first quarter of 2019, we entered into $250 million of interest rate swaps and designated them as cash flow hedges under the hypothetical derivative method. As of September 30, 2020, we held interest rate swaps effective from (i) September 2019 to September 2022 with notional values totaling $250 million and a weighted average LIBOR fixed rate of 3.01%, (ii) September 2019 to September 2025 with notional values totaling $250 million and a weighted average LIBOR fixed rate of 3.04% and (iii) September 2022 to September 2025 with notional values totaling $250 million and a weighted average LIBOR fixed rate of 2.82%.

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

Commodity Price Risk

We are subject to changes in our cost of sales caused by movements in underlying commodity prices. As of September 30, 2020, approximately 64% of our cost of sales consists of purchased components with significant raw material content. A substantial portion of the purchased parts are made of aluminum and steel. The cost of aluminum parts includes an adjustment factor on future purchases for fluctuations in aluminum prices based on accepted industry indices. In addition, a substantial amount of steel-based contracts also include an index-based component. As our costs change, we are able to pass through a portion of the changes in commodity prices to certain of our customers according to our long-term agreements (“LTAs”). We historically have not entered into long-term purchase contracts related to the purchase of aluminum and steel.

Assuming current levels of commodity purchases, a 10% variation in the price of aluminum and steel would correspondingly change our earnings by approximately $4 million and $5 million per year, respectively.

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

Item 1A. Risk Factors

Except as set forth below, there have been no material changes from our risk factors as previously reported in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission (“SEC”) on February 27, 2020, as updated in Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarter ended March 31, 2020 as filed with the SEC on May 5, 2020 and for the quarter ended June 30, 2020 as filed with the SEC on August 5, 2020.

The following risk factor included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 has been updated:

Our financial condition and results of operations have been and are expected to continue to be materially adversely affected by the coronavirus pandemic.

The global spread of the novel strain of coronavirus (COVID-19) that has been declared a pandemic by the World Health Organization and the preventative measures taken to contain or mitigate the outbreak have caused, and are continuing to cause, significant volatility and uncertainty and economic disruptions. The outbreak has resulted in governments around the world implementing stringent measures to contain or mitigate the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments and other measures. While we continue to operate our plants consistent with applicable government guidelines, our global manufacturing facilities have cut back on operating levels and shifts and we experienced, and may experience again, production shutdowns at our manufacturing facilities in Hungary, India, and Tennessee during the second quarter of 2020 as a result of government orders, our inability to obtain component parts from suppliers and/or decreased customer demand. In addition, many of our suppliers and customers have experienced, and may continue to experience, production slowdowns and/or shutdowns, which may further impact our business, sales and results of operation.

The effects of the COVID-19 pandemic on the global economy began having a material impact on demand for our products and our results of operations during the second quarter 2020 and continued through the third quarter 2020 as our customers reduced or halted production. We expect a continued impact on demand for our products and on our results of operations in the future. The extent to which COVID-19 may continue to adversely impact our business depends on future developments, which are highly uncertain and unpredictable, including the severity and duration of the outbreak and the effectiveness of actions taken globally to contain or mitigate its effects. Any future financial impact cannot be estimated reasonably at this time, but is likely to materially adversely affect our business, supply chain, sales, results of operations, financial condition and cash flows. Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to any resulting economic recession or depression that may continue to impact customer demand and the financial instability or operating viability of our suppliers and customers. Additionally, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets which may adversely impact our ability to access capital markets.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information related to our repurchases of our common stock on a monthly basis in the three months ended September 30, 2020:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans(1)
July 1 – July 31, 2020	—	$—	—	$872,097,961
August 1 – August 31, 2020	152,051	$36.17	152,051	$866,598,781
September 1 – September 30, 2020	301,880	$34.78	301,880	$856,100,904
Total	453,931	$35.24	453,931

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

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in  Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; and (v) the Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File – The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLISON TRANSMISSION HOLDINGS, INC.

Date: October 29, 2020	By:	/s/ David S. Graziosi

		Name:	David S. Graziosi
		Title:	President and Chief Executive Officer (Principal Executive Officer)
Date: October 29, 2020	By:	/s/ G. Frederick Bohley

		Name:	G. Frederick Bohley
		Title:	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)