Form 10-K
period 2020-12-31
Allison Transmission Holdings Inc
filed 2021-02-18
CIK 1411207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates was approximately $4,136 million as of June 30, 2020.

As of February 4, 2021, there were 111,944,955 shares of Common Stock outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement for its 2021 annual meeting of stockholders will be incorporated by reference in Part III of this Annual Report on Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. The words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Although forward-looking statements reflect management’s good faith beliefs, reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements speak only as of the date the statements are made. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to: the duration and spread of the COVID-19 pandemic, including new variants of the virus and the pace and availability of vaccines, mitigating efforts deployed by government agencies and the public at large, and the overall impact from such outbreak on economic conditions, financial market volatility and our business, including but not limited to the operations of our manufacturing and other facilities, our supply chain, our distribution processes and demand for our products and the corresponding impacts to our net sales and cash flow; increases in cost, disruption of supply or shortage of raw materials or components used in our products, including as a result of the COVID-19 pandemic; risks related to our substantial indebtedness; our participation in markets that are competitive; the highly cyclical industries in which certain of our end users operate; uncertainty in the global regulatory and business environments in which we operate; our ability to prepare for, respond to and successfully achieve our objectives relating to technological and market developments, competitive threats and changing customer needs, including with respect to electric hybrid and fully electric commercial vehicles; the concentration of our net sales in our top five customers and the loss of any one of these; the failure of markets outside North America to increase adoption of fully automatic transmissions; the success of our research and development efforts, the outcome of which is uncertain; U.S. and foreign defense spending; risks associated with our international operations, including increased trade protectionism; general economic and industry conditions; the discovery of defects in our products, resulting in delays in new model launches, recall campaigns and/or increased warranty costs and reduction in future sales or damage to our brand and reputation; our ability to identify, consummate and effectively integrate acquisitions; labor strikes, work stoppages or similar labor disputes, which could significantly disrupt our operations or those of our principal customers; and our intention to pay dividends and repurchase shares of our common stock.

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

PART I.

ITEM 1. Business

Overview

Allison Transmission Holdings, Inc. and its subsidiaries (“Allison,” the “Company,” “we,” “us” or “our”) design and manufacture vehicle propulsion solutions, including commercial-duty on-highway, off-highway and defense fully automatic transmissions and electric hybrid and fully electric systems. The business was founded in 1915 and has been headquartered in Indianapolis, Indiana since inception. Allison was an operating unit of General Motors Corporation from 1929 until 2007, when Allison once again became a stand-alone company. In March 2012, Allison began trading on the New York Stock Exchange under the symbol “ALSN”.

We have approximately 3,300 employees. Although approximately 79% of revenues were generated in North America in 2020, we have a global presence by serving customers in Europe, Asia, South America and Africa. We serve customers through an independent network of approximately 1,400 independent distributor and dealer locations worldwide.

In March 2020, the World Health Organization categorized the novel coronavirus ("COVID-19") as a pandemic, and it continues to impact the United States and other major markets in which we operate across the world, resulting in severe disruptions to global markets and supply chains, significant uncertainty and a weaker global outlook. The effects of the pandemic on the global economy began having a material impact on demand for our products and on our results of operations during the second quarter of 2020 as our suppliers and customers reduced or halted production. Our suppliers and customers resumed production during the third quarter of 2020, resulting in increased demand for our products during the third and fourth quarters of 2020.

To limit the spread of COVID-19, governments continue to take various actions including travel bans and restrictions, quarantines, curfews, stay-at-home orders, social distancing guidelines and business shutdowns and closures. Despite these disruptions, we continued manufacturing operations throughout 2020 allowing us to deliver our products to customers without interruption. However, our global manufacturing facilities cut back on operating levels and shifts during 2020 as a result of government orders, our inability to obtain component parts from suppliers and decreased customer demand and, in certain locations, temporarily suspended operations in the second quarter of 2020.

We continue to take a variety of measures to promote the safety and security of our employees and to maintain operations with as minimal impact as possible to our stakeholders, including increased frequency of cleaning and disinfecting of facilities, social distancing, occupancy limits, mask wearing requirements, remote working when possible, travel restrictions, limitations on visitor access to facilities and on-site COVID-19 testing in our Indianapolis, Indiana headquarters. During the second and third quarter of 2020, we also aligned operations, programs and spending across our entire business with current conditions, including reduced compensation expense through restructuring initiatives of both hourly and salary employees related to voluntary and involuntary separation programs implemented during the second quarter of 2020, furloughed a portion of our workforce, reduced overtime, and assessed the timing and cadence of various capital investments.

Our Business

We are the world’s largest manufacturer of fully automatic transmissions for medium- and heavy-duty commercial vehicles and medium- and heavy-tactical U.S. defense vehicles and a supplier of commercial vehicle electric hybrid and fully electric propulsion systems. Allison solutions are used in a wide variety of applications, including on-highway trucks (distribution, refuse, construction, fire and emergency), buses (primarily school and transit), motorhomes, off-highway vehicles and equipment (primarily energy, mining and construction) and defense vehicles (wheeled and tracked). We believe the Allison brand is one of the most recognized in our industry as a result of the performance, reliability and fuel efficiency of our transmissions and propulsion solutions and is associated with high quality, durability, vocational value, technological leadership and superior customer service.

We introduced the world’s first fully automatic transmission for commercial vehicles over 70 years ago. Since that time, we have driven the trend in North America and Western Europe towards increasing automaticity by targeting a diverse range of commercial vehicle vocations. Allison products are optimized for the unique performance requirements of end users, which typically vary by vocation. Our products are highly engineered, requiring advanced manufacturing processes, and employ complex software algorithms for our transmission controls to maximize end user performance. We have developed over 100 different models that are used in more than 2,500 different vehicle configurations and are compatible with more than 500 combinations of engine brands, models and ratings (including diesel, gasoline, natural gas and other alternative fuels). Additionally, we have created thousands of unique Allison-developed calibrations available to be used with our transmission control modules.

Our Industry

Commercial vehicles typically employ one of three transmission types: manual, automated manual or fully automatic. Manual and automated manual transmissions ("AMT") are the most prevalent transmission type used in Class 8 tractors in North America. Manual transmissions are the most prevalent in medium- and heavy-duty commercial vehicles, generally, outside North America. Manual transmissions utilize a disconnect clutch causing power to be interrupted during each gear shift resulting in energy loss-related inefficiencies and less work being accomplished for a given amount of fuel consumed. In long-distance trucking, this power interruption is not a significant factor, as the manual transmission provides its highest degree of fuel economy during steady-state cruising. However, steady-state cruising is only one part of the duty cycle. When the duty cycle requires a high degree of “start and stop” activity or speed transients, as is common in many vocations as well as in urban environments, we believe manual transmissions result in reduced performance, lower fuel efficiency, lower average speed for a given amount of fuel consumed and inferior ride quality. Moreover, the clutches must be replaced regularly, resulting in increased maintenance expense and vehicle downtime. Manual transmissions also require a skilled driver to operate the disconnect clutch when launching the vehicle and shifting gears. AMTs are manual transmissions that feature automated operation of the disconnect clutch. Fully automatic transmissions utilize technology that smoothly shifts gears instead of a disconnect clutch, thereby delivering uninterrupted power to the wheels during gear shifts and requiring minimal driver input. These transmissions deliver superior acceleration, higher productivity, increased fuel efficiency, reduced operating costs, less driveline shock and smoother shifting relative to both manual transmissions and AMTs in vocations with a high degree of “start and stop” activity, as well as in urban environments.

Emerging technologies in commercial-duty propulsion solutions include electric hybrid and fully electric propulsion solutions in certain end markets, such as transit buses, and are in part driven by efforts to reduce fuel consumption and greenhouse gas emissions. Fully electric powertrains differ from electric hybrid powertrains because they only propel the vehicle with an electric motor; while electric hybrids generally utilize both a conventional internal combustion power source and powertrain as well as the means to propel the vehicle electrically. While both emerging technologies are gaining use in niche automotive markets, they are just beginning to evolve and become proven in commercial vehicle markets.

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

Our Served Markets

We sell our propulsion solutions globally for use in medium- and heavy-duty on-highway commercial vehicles, off-highway vehicles and equipment and defense vehicles. In addition to the sale of propulsion solutions, we also sell branded replacement parts, support equipment, aluminum die cast components and other products necessary to service the installed base of vehicles utilizing our solutions. The following table provides a summary of our business by end market, for the fiscal year ended December 31, 2020.

	NORTH AMERICA		OUTSIDE NORTH AMERICA
END MARKET	ON- HIGHWAY	OFF- HIGHWAY	ON- HIGHWAY	OFF- HIGHWAY	DEFENSE	SERVICE PARTS, SUPPORT EQUIPMENT & OTHER
2020 NET SALES (IN MILLIONS)	$1,081	$13	$280	$61	$182	$464
% OF TOTAL	52%	1%	13%	3%	9%	22%
VOCATIONS OR END USE	• Construction • Distribution • Emergency • Metro Tractors • Motorhome • Refuse • School, transit, shuttle and coach buses • Utility	• Construction • Energy • Mining • Specialty vehicle	• Construction • Distribution • Emergency • Refuse • Transit, shuttle and coach buses • Utility	• Construction • Energy • Mining • Specialty vehicle	• Medium- and heavy-tactical wheeled platforms • Tracked combat platforms	• Aluminum die cast components • Extended transmission coverage • Remanufactured transmissions • Royalties • Saleable engineering • Service parts • Support equipment • Transmission fluids

Refer to NOTE 19, “Concentration of Risk” in Part II, Item 8, of this Annual Report on Form 10-K for additional information on our significant original equipment manufacturer (“OEM”) customers.

North America

On-Highway. We are the largest manufacturer of fully automatic transmissions for the on-highway medium- and heavy-duty commercial vehicle market in North America. The following is a summary of our on-highway net sales by vehicle class in North America.

2020 North America On-Highway Net Sales By Class/Type
Other 4%
Motorhome 5%
Class 4-5 Truck 4%
Transit/Shuttle/ Coach Bus 7%
Class 6-7 Truck 23%
School Bus 8%
Class 8 Straight Truck 49%

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

We also provide electric hybrid and fully electric propulsion solutions within the North American on-highway market. The interest in conserving fuel and reducing greenhouse gas emissions is driving demand for more fuel efficient commercial vehicles. Our customers for transit bus applications are typically city, state and federal governmental entities. We compete primarily with BAE Systems plc and manufacturers of fully electric propulsion solutions in this market.

We sell substantially all of our transmissions and propulsion solutions in the North American on-highway market to OEMs. These OEMs, in turn, install our transmissions and propulsion solutions in vehicles in which our product is either the exclusive transmission or propulsion solution available or is specifically requested by end users. In 2020, OEM customers representing over 95% of our North American on-highway unit volume participated in long-term agreements (“LTA”) with us. Generally, these LTAs offer the OEM customer defined levels of mutual commitment with respect to growing Allison’s presence in the OEMs’ products and promotional efforts, pricing and sharing of commodity cost risk. The length of our LTAs is typically between three and five years. We often compete in this market against independent manufacturers of manual transmissions, AMTs, electric hybrid and fully electric propulsion solutions, fully automatic transmissions manufactured by Ford Motor Company (“Ford”), ZF Friedrichshafen AG (“ZF”) and Voith GmbH (“Voith”), and against vertically integrated OEMs in certain weight classes that use their own internally manufactured transmissions in certain vehicles.

The following table presents a summary of our competitive position by vehicle class in the North America On-Highway end market.

	CLASS 4-5 TRUCKS	CLASS 6-7 TRUCKS	CLASS 8 STRAIGHT TRUCKS	SCHOOL BUSES	MOTORHOMES
2020 SHARE	14%	75%	80%	84%	47%
PRIMARY COMPETITION	• Ford	• Manual Transmissions • Ford	• Manual Transmissions • AMTs	• Ford	• Ford

Off-Highway. We have provided products used in vehicles and equipment that serve energy, mining and construction applications in North America for over 70 years. Off-highway energy applications include hydraulic fracturing equipment, well-stimulation equipment, pumping equipment, and well-servicing rigs, which often use a fully automatic transmission to propel the vehicle and drive auxiliary equipment. We supply our heavy duty off-highway transmissions to producers of well-stimulation and well-servicing equipment. Competition includes Caterpillar Inc. (“Caterpillar”) and Twin Disc, Inc. (“Twin Disc”).

We also provide heavy-duty transmissions used in mining trucks, specialty vehicles and construction vehicles. Mining applications include trucks used to haul various commodities and other products, including rigid dump trucks, underground trucks and long-haul tractor trailer trucks with load capacities between 40 to 110 tons. Our major competitors in this end market are Caterpillar and Komatsu Ltd. (“Komatsu”), both of which are vertically integrated and manufacture fully automatic transmissions for their own vehicles. Specialty vehicles using our heavy-duty transmissions include airport rescue and firefighting vehicles and heavy-equipment transporters. Our major competitor in this end market is Twin Disc. Construction applications include articulated dump trucks, with Caterpillar, Volvo Group (“Volvo”) and ZF as competitors.

Outside North America

Outside North America we serve several different markets, including: Europe, Middle East, Africa (collectively, “EMEA”), Asia-Pacific and South America.

On-Highway. We are the largest manufacturer of fully automatic transmissions for the commercial vehicle market outside of North America. While the use of fully automatic transmissions in the medium- and heavy-duty commercial vehicle market has been widely accepted in North America, markets outside North America continue to be dominated by manual transmissions. Where adopted, fully automatic transmission-equipped medium- and heavy-duty commercial vehicles are concentrated in certain vocational end markets. We often compete in this market against independent manufacturers of manual transmissions, AMTs, electric hybrid and fully electric propulsion solutions, fully automatic transmissions manufactured by ZF, Voith, and Shaanxi Fast Gear Co., Ltd. and against vertically integrated OEMs. The following is a summary of our on-highway net sales by region outside of North America.

Europe, Middle East, Africa. EMEA is composed of several different markets, each of which differs from our core North American market by the degree of market maturity, sophistication and acceptance of fully automatic transmission and electric propulsion solution technology. Within Europe, we serve Western European developed markets, as well as Russian and Eastern European emerging markets, principally in the refuse, emergency, bus, coach, distribution and utility markets. Competition in Western Europe is most notably characterized by a high level of vertical powertrain integration with OEMs often utilizing their own manual transmissions and AMTs in their vehicles. The Middle East and Africa regions are generally characterized by very limited local vehicle production, with imports from the U.S., South America, Turkey, China, India and Europe accounting for the majority of vehicles.

Asia-Pacific. Our key Asia-Pacific markets include China, Japan, India, and South Korea; however, we actively participate in several other important Asia-Pacific countries including Australia, Taiwan, Indonesia, Malaysia and Thailand, which are primarily importers of commercial vehicles. Within Asia-Pacific, our sales efforts are principally focused on the transit bus and vocational truck markets. Currently, manual transmissions are the predominant transmissions used in commercial vehicles in the Asia-Pacific region. In China, subsidies offered by governmental entities continue to drive the development and adoption of fully electric propulsion solutions for use in the transit bus market.

South America. The South American region is characterized by a high level of OEM integration, with captive manual transmission and AMT manufacturing. Currently, manual transmissions are the predominant transmissions used in commercial vehicles in South America.

Off-Highway. The following is a summary of our off-highway net sales by region outside of North America.

Europe, Middle East, Africa. Our off-highway markets in EMEA are mining and construction. Our major off-highway competitors are Caterpillar and Komatsu, both of which are vertically integrated manufacturers of off-highway mining vehicles, including the specific fully automatic transmission used in their mining trucks. A typical construction application is a rigid or articulated dump truck, with competition from Caterpillar, Dana Inc., Volvo and ZF transmissions.

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

We are also the supplier on two of the three key tracked vehicle platforms, the Abrams tank and the M113 family of vehicles, which are sold directly to the DOD. Additionally, we sell parts kits to licensees for the production of transmissions for tracked vehicles manufactured outside North America, and our defense products are in approximately 110 countries around the world. See Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K for a discussion of risks associated with our contracts with the DOD.

Globally, we face competition primarily from L3 Technologies, Inc., Renk AG and SAPA S.p.A for supply of tracked vehicle transmissions. Additionally, we face limited competition from ZF in certain defense wheeled vehicles.

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

The sale of Allison-branded parts and fluids, remanufactured transmissions and support equipment is fundamental to our brand promise. We have assembled a worldwide network of approximately 1,400 independent distributor and dealer locations to sell, service and support our solutions. As part of our brand strategy, our distributors and dealers are required to sell genuine Allison-branded parts. Within the aftermarket, we offer remanufactured transmissions under our ReTran brand, which provides a cost-effective alternative for transmission repairs and replacements. We also provide support equipment to our OEMs to assist in installing new Allison solutions into vehicles, and, therefore, sales of support equipment are dependent upon sales of new solutions. The competition for service parts and ReTran transmissions comes from a variety of smaller-scale companies sourcing non-genuine “will-fit” parts from unauthorized manufacturers. These “will-fit” parts often do not meet our product specifications, and therefore may be of lesser quality than genuine Allison parts.

Our Product Offerings

Allison transmissions and electric propulsion solutions are sold under the Allison Transmission brand name and remanufactured transmissions are sold under the ReTran brand name. The following is a summary of our product lines.

On-Highway Products
Product	Applications
1000 Series	Distribution Motorhome Refuse School/Shuttle Bus	Services Specialty Wheeled Defense
2000 Series	Distribution Motorhome Refuse School/Shuttle Bus	Services Specialty Wheeled Defense
3000 Series	Coach and Transit Bus Construction Distribution Fire and Emergency Metro Tractors	Motorhome Refuse Services Specialty Wheeled Defense
4000 Series	Articulated Dump Truck Coach and Transit Bus Construction Distribution Fire and Emergency	Metro Tractors Motorhome Refuse Specialty Wheeled Defense
Electric Hybrid Propulsion Solution	Transit and Shuttle Bus
Fully Electric Propulsion Solutions	Transit and Shuttle Bus Trucks

Off-Highway Products
Product	Applications
5000 Series	Rigid and Articulated Dump Truck Underground Mine Truck Well Service Rigs
6000 Series	Rigid and Articulated Dump Truck Underground Mine Truck Well Service Rigs
8000 Series	Hydraulic Fracturing Equipment Rigid Dump Trucks
9000 Series	Hydraulic Fracturing Equipment Rigid Dump Trucks

Defense Products
Product	Applications
X200	Tracked Vehicles
3040MX	Tracked Vehicles
X1100	Tracked Vehicles

Product Development and Engineering

We maintain product development and engineering capability dedicated to the design, development, refinement and support of our fully automatic transmissions and electric hybrid and fully electric propulsion systems. We believe our customers expect our products to provide unparalleled performance and value defined in various ways, including delivering maximum cargo in minimum time, using the least amount of fuel possible while employing the fewest vehicles possible and experiencing maximum vehicle uptime. In response to those needs and the evolving customer focus on fuel efficiency, we provide vehicle specification guidelines, propulsion control software and mechanical components to optimize fuel economy while delivering desired vehicle performance.

Further, we are developing new technology to improve fuel efficiency and fuel economy by allowing engines to operate more efficiently and at lower speeds to avoid consuming fuel without compromising performance. Some examples of these development efforts include the announcements of our first 9-speed transmission and the uprated variant of our existing 3000 Series transmission for the on-highway regional haul end-market. We also pioneered electric hybrid-propulsion in commercial vehicles and beginning in 2019, we announced our fully electric propulsion solutions. Building on our existing engineering capabilities and technology acquired in 2019 we continue to enhance our existing electric hybrid-propulsion system with additional electrification features, including our eGen Flex product which has the ability to operate in electric only mode for up to 10 miles. We also continue to develop and enhance new alternative technologies for use in our global commercial vehicle markets, including fully electric centrally-located drive and electrified-axle solutions such as our eGen Power product. Finally, our product development and engineering efforts also extend into our Off-Highway and Defense end-markets through initiatives to develop more efficient and higher-horsepower hydraulic fracturing and mining transmissions, as well as new cross-drive transmissions for tracked applications. From time to time, we also acquire certain licenses to provide us with technology to complement our portfolio of products and product initiatives.

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

We have developed a marketing strategy to reach OEM customers as well as end users. We target our end users primarily through marketing activities by our sales staff, who directly call on end users and attend local trade shows, targeting specific vocations globally and through our plant tour programs, where end users may test our products on our Indianapolis test track and our enhanced customer experience demonstration track at our Hungary facility.

While our marketing management uses the term “customer” interchangeably for OEMs and end users, the primary objective of our marketing strategy is to create demand for fully automatic transmissions and electric propulsion solutions through:

•	OEM promotion of our products and incorporation of fully automatic transmissions and electric propulsion solutions in their commercial vehicle product offerings;
•	Allison representative and/or Allison distributor contact with identified, major end users; and
•	Our network of independent dealers who contact other end users.

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

Manufacturing

Our manufacturing strategy provides for distributed capability in manufacturing and assembly of our products for the global commercial vehicle market. Our primary manufacturing facilities, located in Indianapolis, Indiana, consist of approximately 2.3 million square feet of usable manufacturing space in six plants. We also have established customization and parts distribution in the United States, The Netherlands, Brazil, China, Hungary, India and Japan. Our high volume on-highway products are produced in multiple global locations (United States, Chennai, India and Szentgotthard, Hungary), while off-highway, electric hybrid propulsion and defense tracked products are produced in Indianapolis and fully electric propulsion solutions are produced in Auburn Hills, Michigan. In addition, our aluminum die cast components are produced in Lewisburg, Tennessee.

Suppliers and Raw Materials

A significant amount of the part numbers that make up our transmissions and electric propulsion solutions are purchased from outside suppliers, and during 2020, we purchased approximately $687 million of direct materials and components from outside suppliers. The largest elements of our direct spending are aluminum and steel castings and forgings that are formed by our suppliers into our larger components and assemblies for use in our transmissions and electric propulsion solutions. Our spending on aluminum and steel raw materials directly and indirectly through our purchase of these components constituted approximately 13% of our direct material and component costs in 2020. The balance of our direct and indirect materials and components costs are primarily composed of value-added services and conversion costs. Our supply contracts, along with an intensive supplier selection and performance monitoring process, have enabled us to establish and maintain close relationships with suppliers and have contributed to our overall operating efficiency and quality.

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

Seasonality

Overall, the demand for our products is relatively consistent over the year. However, in typical market conditions, the North American truck market experiences a higher level of production in the first half of the year due to fewer holidays and the practice of plant shutdowns in July and December. As a result of the COVID-19 pandemic, demand for our products did not align with demand experienced during typical market conditions, as we experienced a severe decrease in demand in the second quarter of 2020 with demand recovering throughout the second half of 2020. Due to the ongoing uncertainties related to the COVID-19 pandemic, we may experience non-typical market conditions and demand expectation in 2021.

Human Capital

At Allison, we believe in the power of our people, our processes and our products. For more than 100 years, we have built our business on these values: Quality, Customer Focus, Integrity, Innovation, and Teamwork. We use a variety of human capital measures in managing our business, including: workforce demographics; inclusion and diversity; and employee health and safety.

Workforce Demographics. Our people continue to be a critical component in our continued success, the delivery of our values and the execution of our growth initiatives. As of December 31, 2020, we had a highly skilled workforce of approximately 3,300 employees, with approximately 89% of those employees in the U.S. Approximately 47% of our U.S. employees are represented by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) and are subject to a collective bargaining agreement. In December 2017, we entered into a six year collective bargaining agreement with UAW Local 933 that expires in November 2023. There have been no strikes or work stoppages due to Allison-specific issues in over 30 years.

Inclusion and Diversity. Allison recognizes the power of different thought, accepts and respects each individual and strives to create an inclusive workplace where everyone can reach their full potential, driving innovation and business results. Our inclusion and diversity efforts in 2020 include establishing an employee-led multicultural resource group, implementing continuous Unconscious Bias Corporate training, participating in career fairs at historically Black colleges and universities, and launching a speaker series to create an open forum on complex and difficult conversations about diversity and inclusion.

Employee Health & Safety. Allison’s overriding priority is to protect the health and safety of each employee. As part of our health and safety programs, employees participate in training focused on this topic and metrics are reviewed regularly, including the number of injury incidents that occur and those incidents that result in lost work days. For 2020, we achieved an overall recordable rate of 1.53, meaning that for every 100 employees, 1.53 employees incurred an injury that resulted in recordable medical treatment and the number of lost work days was 0.28, meaning that for every 100 employees, 0.28 individuals experienced an incident that resulted in days away from work.

Government Regulations

We are subject to a variety of federal, state, local and foreign laws and regulations, including those governing the discharge of pollutants into the air or water, the management and disposal of hazardous substances or wastes, and the cleanup of contaminated sites. Some of our operations require environmental permits and controls to prevent and reduce air and water pollution. These permits are subject to modification, renewal and revocation by issuing authorities. In addition, certain of our products and our customer’s products are subject to certification requirements by a variety of regulatory bodies. We believe we are in substantial compliance with all material environmental laws and regulations applicable to our plants and operations. Historically, our annual costs of achieving and maintaining compliance with environmental, health and safety requirements have not been material to our financial results.

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

ITEM 1A. Risk Factors

The following is a cautionary discussion of risks, uncertainties and assumptions that we believe are material to our business. In addition to the factors discussed elsewhere in this Annual Report on Form 10-K, the following are the material factors that, individually or in the aggregate, we believe could make our actual results differ materially from those described in any forward-looking statements.

Risks Related to Our Business and Operations

We participate in markets that are competitive, and our competitors’ actions could have a material adverse effect on our business, results of operations and financial condition.

Our business operates in competitive markets. We compete against other existing or new global manufacturers of transmissions and propulsion solutions for commercial vehicles on the basis of product performance, quality, price, distribution capability and service in addition to other factors. In addition, we compete with manufacturers developing alternative technologies, including fully electric propulsion solutions, that may or may not require a transmission. In addition, subsidies offered by governmental entities continue to drive the development and adoption of various alternative technologies. Actions by our competitors could lead to downward pressure on prices and/or a decline in our market share, either or both of which could adversely affect our results.

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

Our financial condition and results of operations have been and may continue to be materially adversely affected by the coronavirus pandemic.

The global spread of the novel strain of coronavirus (COVID-19) that has been declared a pandemic by the World Health Organization and the preventative measures taken to contain or mitigate the outbreak have caused, and are continuing to cause, significant volatility and uncertainty and economic disruptions. Governments around the world continue to implement measures to contain or mitigate the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments and other measures, due to the ongoing pandemic. While we continue to operate our plants consistent with applicable government guidelines, during 2020 our global manufacturing facilities periodically cut back on operating levels and shifts and we experienced, and may experience again, production shutdowns at our manufacturing facilities in Hungary, India, and Tennessee during the second quarter of 2020 as a result of government orders, our inability to obtain component parts from suppliers and decreased customer demand. In addition, many of our suppliers and customers have experienced, and may continue to experience, production slowdowns and/or shutdowns, which may further impact our business, sales and results of operation.

The effects of the COVID-19 pandemic on the global economy had a material impact on demand for our products and our results of operations during 2020. While we began to experience a recovery in demand for our products during the third quarter of 2020 and that recovery in demand continued in the fourth quarter of 2020, demand for our products and our results of operations in the future may once again be adversely impacted by the effects of the pandemic. The extent to which the COVID-19 pandemic may continue to adversely impact our business depends on future developments, which are highly uncertain and unpredictable, including the severity and duration of the outbreak, emerging variants of the virus that may be more contagious than current variants and the effectiveness of actions taken globally to contain or mitigate its effects, including the availability and pace of distribution of vaccines. Any future financial impact cannot be estimated reasonably at this time, but may materially adversely affect our business, supply chain, sales, results of operations, financial condition and cash flows. Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to any resulting economic recession or depression that may continue to impact customer demand and the financial instability or operating viability of our suppliers and customers. Additionally, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets which may adversely impact our ability to access capital markets.

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

We have in the past and may in the future derive a significant portion of our net sales from a relatively limited number of OEM customers. For the years ended December 31, 2020, 2019 and 2018, our top five OEM customers accounted for approximately 53%, 54% and 49% of our net sales, respectively. Our top three customers, Daimler AG, PACCAR Inc. and Navistar International Corporation accounted for approximately 20%, 11% and 11%, respectively, of our net sales during 2020. The loss of, or consolidation of, any one of these customers, or a significant decrease in business from, one or more of these customers could harm our business. In addition, the discontinuation of particular vehicle models for which we are a significant supplier could reduce our net sales and have a material adverse effect on our results of operations.

Increases in cost, disruption of supply or shortage of raw materials or components used in our products could harm our business and profitability.

Our products contain various raw materials, including corrosion-resistant steel, non-ferrous metals such as aluminum and nickel, and precious metals such as platinum and palladium. We use raw materials directly in manufacturing and in components that we purchase from our suppliers. We generally purchase components with significant raw material content on the open market. The prices for and availability of these raw materials fluctuate depending on market conditions. Volatility in the prices of raw materials such as steel, aluminum and nickel could increase the cost of manufacturing our products. We may not be able to pass on these costs to our customers, and this could have a material adverse effect on our business, results of operations and financial condition. Even in the event that increased costs can be passed through to customers, our gross margin percentages would decline. Additionally, our suppliers are also subject to fluctuations in the prices of raw materials and may attempt to pass all or a portion of such increases on to us. In the event they are successful in doing so, our margins would decline.

In 2020, approximately 75% of our total spending on components was sourced from approximately 40 suppliers, some of which are the single source for such components. All of the suppliers from which we purchase materials and components used in our business are fully validated suppliers, meaning the suppliers’ manufacturing processes and inputs have been validated under a production part approval process (“PPAP”). Furthermore, there are only a limited number of suppliers for certain of the materials used in our business, such as corrosion-resistant steel. As a result, our business is subject to the risk of additional price fluctuations and periodic delays in the delivery of our materials or components if supplies from a validated supplier are interrupted and a new supplier, if one is available, must be validated or materials and components must be purchased from a supplier without a completed PPAP, which could increase our risk of purchasing non-conforming components. Any such price fluctuations or delays, if significant, could harm our profitability or operations. In addition, the loss of a supplier could result in significant material cost increases or reduce our production capacity. We have experienced, and expect to continue to experience, delays in the availability and receipt of component parts as a result of the COVID-19 pandemic, some of which may materially impact our ability to meet customer demand. We also cannot guarantee we will be able to maintain favorable arrangements and relationships with these suppliers. An increase in the cost or a sustained interruption in the supply or shortage of some of these raw materials or components that may be caused by a deterioration of our relationships with suppliers or by events such as natural disasters, power outages, labor strikes, public health crisis such as pandemics and epidemics or the like could negatively impact our business, results of operations and financial condition. Although we have agreements with many of our customers that we will pass such price increases through to them, such contracts may be canceled by our customers and/or we may not be able to recoup the costs of such price increases. Additionally, if we are unable to continue to purchase our required quantities of raw materials on commercially reasonable terms, or at all, if we are unable to maintain or enter into purchasing contracts for commodities, or if delivery of materials or component parts from suppliers is delayed or non-conforming, our operations could be disrupted, we may not be able to meet customer demand, or our profitability or our financial results may be materially impacted.

Our sales to the Defense end market are to government entities and contractors for the U.S. and foreign governments, and the loss of a significant number of our contracts, or budgetary declines or future reductions or changes in spending by the U.S. or foreign governments could have a material adverse effect on our results of operations and financial condition.

Our net sales to the Defense end market are derived from contracts (revenue arrangements) with agencies of, and prime system contractors for, the U.S. government and foreign governments. If a significant number of our Defense contracts and subcontracts are simultaneously delayed or cancelled for budgetary, performance or other reasons, it would have a material adverse effect on our results of operations and financial condition. Approximately 9%, or $182 million, of our net sales for the year ended December 31, 2020 were from our Defense end market.

Our future financial results may be adversely affected by:

•	declines in, or uncertainty regarding, U.S. or foreign government defense budgets;
•

curtailment of the U.S. government’s use of technology or other services and product providers, including curtailment due to government budget reductions, future government shutdowns and related fiscal matters;

•	geopolitical developments, including economic sanctions, that affect demand for our products and services;
•	technological developments that impact purchasing decisions or our competitive position; and
•	increased regulatory requirements for defense contractors.

Our brand and reputation are dependent on the continued participation and level of service of our numerous independent distributors and dealers.

We work with a network of approximately 1,400 independent distributors and dealers that provide post-sale service, service parts and support equipment. Because we depend on the pull-through demand generated by end users for our products, any actions by the independent distributors or dealers, which are not in our control, may harm our reputation and damage the brand loyalty among our customer base. In the event that we are not able to maintain our brand reputation because of the actions of our independent distributors and dealers, we may face difficulty in maintaining our pricing positions with respect to some of our products or have reduced demand for our products, which could negatively impact our business, results of operations and financial condition. In addition, if a significant number of independent dealers were to terminate their contracts, it could adversely impact our business, results of operations and financial condition.

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

While we manufacture our products in several facilities and maintain insurance covering our facilities, including business interruption insurance, a catastrophic loss of the use of all or a portion of one of our manufacturing facilities due to accident, labor issues, weather conditions, acts of war, political unrest, terrorist activity, natural disaster, public health crisis, such as pandemics and epidemics or otherwise, whether short- or long-term, would have a material adverse effect on our business, results of operations and financial condition. Our most significant concentration of manufacturing is around our corporate headquarters in Indianapolis, Indiana, where we produce approximately 90% of our transmissions. In addition to our Indianapolis manufacturing facilities, we currently operate manufacturing facilities for our fully electric propulsion solutions in Auburn Hills, Michigan, for our transmissions in both Szentgotthard, Hungary and Chennai, India and for our aluminum die cast components in Lewisburg, Tennessee. In the event of a disruption at the Indianapolis facilities, our other facilities may not be adequately equipped to operate at a level sufficient to compensate for the volume of production at the Indianapolis facility due to their size and the fact that they have not yet been tested for such significant increases in production volume.

Labor unrest could have a material adverse effect on our business, results of operations and financial condition.

As of December 31, 2020, approximately 47% of our U.S. employees, representing approximately 42% of our total employees, were represented by the UAW and are subject to a collective bargaining agreement. Our current collective bargaining agreement with UAW Local 933 is effective through November 2023.

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

Strategic Risks

Our success depends on research and development efforts, and we may not be successful in developing or introducing new products and technologies and responding to customer needs.

Our success depends on our ability to develop or introduce new products and technologies and improve the efficiency and performance of our current products, and we invest significant resources in research and development in order to do so. We currently have enhancements to our existing products and technologies and new products and technologies under development, including electric hybrid and fully electric propulsion solutions, for planned introduction into certain end markets. The development of new products and technologies is difficult, time-consuming and costly and the timetable for commercial release is uncertain. Not all of our new product launches have been successful, and we may not be successful in the future in introducing other new products and responding to customer needs. In addition, it often takes significant time, in some cases multiple fleet buy cycles, before customers gain experience with new products and technologies and those new products and technologies become widely-accepted by the market, if at all. Given the early stages of development of some of these new products and technologies, there can be no guarantee of future market acceptance and investment returns with respect to these products. In addition, the increased adoption of electric propulsion solutions could result in lower demand for our fully automatic transmissions and, over time, the demand for related service parts and support equipment, which would impact our margins. If we do not adequately anticipate the changing needs of our customers by keeping pace with improvements and changes in transmission-related or vehicle propulsion technology and developing and introducing new and effective products and technologies on a timely basis, or if the products and technologies we develop do not become market-leading, our competitive position and prospects could be harmed. If our competitors are able to respond to changing market demands and adopt new technologies more quickly than we do, demand for our products could decline, our competitive position could be harmed, our future research and development activities may be constrained due to intellectual property rights of others, licenses for technologies that would enable us to keep pace with our competitors may not be available on commercially reasonable terms if at all and we may not be able to recoup a return on our development investments. Moreover, changing customer demands as well as evolving regulatory, safety and environmental standards could require us to adapt our products and technologies to address such changes. As a result, in the future we may experience delays in the introduction of some or all of our new products or modifications or enhancements of existing products. Furthermore, there may be production delays due to unanticipated technological setbacks, which may, in turn, delay the release of new products to our end users. If we experience significant delays or increased costs in the production, launch or acceptance of our products and technologies, our net sales and results of operations may be materially adversely affected.

Our long-term growth prospects and results of operations may be impaired if the rate of adoption of fully automatic transmissions in commercial vehicles outside North America does not increase.

Our long-term growth strategy depends in part on an increased rate of automaticity outside North America. As part of that strategy, we have established manufacturing facilities in India and Hungary. We have also dedicated significant human resources to serve markets where we anticipate increased adoption of automaticity, including China, India, Brazil and Russia. However, manual transmissions remain the market leader outside North America and there can be no assurance that adoption of automatic transmissions will increase. Factors potentially impacting adoption of automatic transmissions outside of North America include the large existing installed base of manual transmissions, customer preferences for manual transmissions, commercial vehicle OEM vertical integration into manual transmission and AMT manufacturing, increased competition from AMTs, electric propulsion solutions, and other alternative transmission and propulsion solution technologies and failure to further develop the Allison brand. If the rate of adoption of fully automatic transmissions does not increase as we have anticipated, our long-term growth prospects and results of operations may be impaired.

Our international operations, in particular our emerging markets, are subject to various risks which could have a material adverse effect on our business, results of operations and financial condition.

Our business is subject to certain risks associated with doing business internationally, particularly in emerging markets. Outside-North America net sales represented approximately 21% of our net sales for 2020. Most of our operations are in the U.S., but we also have manufacturing and customization facilities in India and Hungary with a services agreement with Stellantis NV and customization capability in Brazil, The Netherlands, China and Japan. Further, we intend to continue to pursue growth opportunities for our business in a variety of business environments outside the U.S., which could exacerbate the risks set forth below. Our international operations are subject to, without limitation, the following risks:

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

Legal and Regulatory Risks

Any events that impact our brand name, including if the products we manufacture or distribute are found to be defective, could have an adverse effect on our reputation, cause us to incur significant costs and negatively impact our business, results of operations and financial condition.

We face exposure to product liability claims in the event that the use of our products has, or is alleged to have, resulted in injury, death or other adverse effects. We currently maintain product liability insurance coverage, but we cannot be assured that we will be able to obtain such insurance on acceptable terms in the future, if at all, or that any such insurance will provide adequate coverage against potential claims. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for long periods of time, regardless of the ultimate outcome. An unsuccessful product liability defense could have a material adverse effect on our business, results of operation, financial condition or prospects. If one of our products is determined to be defective, we may face substantial warranty costs and may be responsible for significant costs associated with a product recall or a redesign. We have had defect and warranty issues associated with certain of our products in the past, and we cannot give assurance similar product defects will not occur in the future. See NOTE 10, “Product Warranty Liabilities” of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional details regarding these warranty issues.

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

Protecting our intellectual property rights is critical to our ability to compete and succeed as a company. General Motors Company (“GM”) has granted us an irrevocable, perpetual, royalty-free, worldwide license under a large number of U.S. and foreign patents and patent applications, as well as certain unpatented technology and know-how, to design, develop, manufacture, use and sell fully automatic transmissions and electric hybrid propulsion solution for use in certain vocational vehicles, defense vehicles and off-road products. With respect to the bulk of the intellectual property licensed to us, our license is exclusive with respect to the design, development, manufacture, use and sale of fully automatic transmissions and electric hybrid propulsion solution in vocational vehicles above certain weight rating thresholds, certain defense vehicles and certain off-road products. It is non-exclusive with respect to certain other products that are within the scope of the licensed patents or to which the licensed technology can be applied. GM continues to own such patents and technology, and GM has the right, in the first instance, to control the maintenance, enforcement and defense of such patents and the prosecution of the licensed patent applications. In addition, our ability to sublicense our rights is limited.

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

Although we believe the loss or expiration of any single patent would not have a material effect on our business, results of operations or financial position, there can be no assurance that any one, or more, of the patents or any other intellectual property owned by or licensed to us, will not be challenged, invalidated or circumvented by third parties. In fact, a number of the patents licensed to us are set to expire in the next few years. When a patent expires, the inventions it discloses can be used freely by others. Thus, the competitive advantage that we gain from the patents licensed to us will decrease over time, and a greater burden will be placed on our own research and development and licensing efforts to develop and otherwise acquire technologies to keep pace with improvements of transmission-related technology in the marketplace. We enter into confidentiality and invention assignment agreements with employees, and into non-disclosure agreements with suppliers and appropriate customers so as to limit access to and disclosure of our proprietary information. We cannot be assured that these measures will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure. If we are unable to maintain the proprietary nature of our technologies, our ability to sustain margins on some or all of our products may be affected, which could reduce our sales and profitability. Moreover, the protection provided for our intellectual property by the laws and courts of foreign nations may not be as advantageous to us as the protection available under U.S. law.

Environmental, health and safety laws and regulations may impose significant compliance costs and liabilities on us.

We are subject to many environmental, health and safety laws and regulations governing emissions to air, discharges to water, the generation, handling and disposal of waste and the cleanup of contaminated properties. Compliance with these laws and regulations is costly. We have incurred and expect to continue to incur significant costs to maintain or achieve compliance with applicable environmental, health and safety laws and regulations. Moreover, if these environmental, health and safety laws and regulations become more stringent or expand to include a larger portion of our products or our customer’s products in the future, we could incur additional costs in order to ensure that our business and products comply with such regulations. In addition, we may not be successful in complying with, or the vehicle or customer OEMs to which we sell our products may choose not to comply with, such laws and regulations, which could impact our ability to sell our products in certain locations. Furthermore, if our products that are already placed in service are found to be non-compliant with certain laws, regulations and certifications, we may incur additional costs and fines. We cannot assure that we are in full compliance with all environmental, health and safety laws and regulations. Our failure to comply with applicable environmental, health and safety laws and regulations and permit requirements could result in civil or criminal fines, penalties or enforcement actions, third-party claims for property damage and personal injury, requirements to clean up property or to pay for the costs of cleanup or regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures, including the installation of pollution control equipment or remedial actions. Our failure to comply could also result in our failure to secure adequate insurance for our business, resulting in significant exposure, diminished ability to hedge our risks and material modifications of our business operations.

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

We are subject to various laws and regulations applicable to parties doing business with the U.S. government, including laws and regulations governing performance of U.S. government contracts, the use and treatment of U.S. government furnished property and the nature of materials used in our products. We may be unilaterally suspended or barred from conducting business with the U.S. government, or become subject to fines or other sanctions if we are found to have violated such laws or regulations. As a result of the need to comply with these laws and regulations, we are subject to increased risks of governmental investigations, civil fraud actions, criminal prosecutions, whistleblower lawsuits and other enforcement actions. The laws and regulations to which we are subject include, but are not limited to, Export Administration Regulations, the Federal Acquisition Regulation, International Traffic in Arms Regulations and regulations from the Bureau of Alcohol, Tobacco and Firearms and the FCPA.

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

Risks Related to Our Indebtedness and Financial Risks

Our substantial indebtedness could adversely affect our financial health, restrict our activities and affect our ability to meet our obligations.

We have a significant amount of indebtedness. As of December 31, 2020, we had total indebtedness of $2,538 million and we would have been able to borrow an additional $645 million, net of $5 million of outstanding letters of credit, under Allison Transmission Inc.’s (“ATI”), our wholly-owned subsidiary, new revolving credit facility with commitments in the amount of $650 million due September 2025 (“New Revolving Credit Facility”). As of December 31, 2020, we had no outstanding borrowings against the New Revolving Credit Facility. At December 31, 2020, $638 million of our total indebtedness was associated with ATI’s new term loan facility due March 2026 (“New Term Loan”, and together with the New Revolving Credit Facility, the “New Senior Secured Credit Facility”), $400 million of our total indebtedness was associated with ATI’s 4.75% Senior Notes due October 2027 (“4.75% Senior Notes”), $500 million of our total indebtedness was associated with ATI’s 5.875% Senior Notes due June 2029 (“5.875% Senior Notes”) and $1,000 million of our total indebtedness was associated with ATI’s 3.75% Senior Notes due January 2031 (“3.75% Senior Notes”, and together with the 4.75% Senior Notes and 5.875% Senior Notes, the “Senior Notes”). For a complete description of the terms of the New Senior Secured Credit Facility and the Senior Notes, please see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” of this Annual Report on Form 10-K.

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

Further, the New Term Loan bears interest at fluctuating interest rates, primarily based on the London Interbank Offered Rate ("LIBOR"). In July 2017, the Financial Conduct Authority, a regulator of financial services firms in the United Kingdom, announced its intention to stop persuading or compelling banks to submit LIBOR rates after 2021. In response to concerns regarding the future of LIBOR, the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of New York convened the Alternative Reference Rates Committee (“ARRC”) to identify alternatives to LIBOR. The ARRC has recommended a benchmark replacement to assist issuers in continued capital market entry while safeguarding against LIBOR’s discontinuation. The initial steps in the ARRC’s recommended provision reference variations of the Secured Overnight Financing Rate (“SOFR”). At this time, it is not possible to predict whether SOFR will attain market traction as a LIBOR replacement.

On November 30, 2020, ICE Benchmark Administration Limited, the administrator of LIBOR, announced that it will consult on its intention to cease the publication of the one week and two month LIBOR settings immediately following the LIBOR publication on December 31, 2021, and the remaining LIBOR settings immediately following the LIBOR publication on June 30, 2023. The outcome of such consultation and its impact on LIBOR could materially affect the economics as well as the timing of the transition away from LIBOR. We are unable to predict the outcome of this consultation and, accordingly, whether LIBOR will cease to exist after calendar year 2023, the effect of any changes, any establishment of alternative reference rates or any other reforms to LIBOR or any replacement of LIBOR that may be enacted in the United Kingdom or elsewhere. Such changes, reforms or replacements relating to LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, derivatives and other financial obligations or extensions of credit held by us or on our overall financial condition or results of operations.

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

We and our subsidiaries may be able to incur additional indebtedness in the future because the terms of our indebtedness do not fully prohibit us or our subsidiaries from doing so. Subject to covenant compliance and certain conditions, our indebtedness permits additional borrowing, including total borrowing up to $645 million under the New Revolving Credit Facility, net of $5 million in letters of credit. If new debt is added to our current debt levels and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.

Our pension and other post-retirement benefits funding obligations could increase as a result of a variety of factors.

Our earnings may be positively or negatively impacted by the amount of income or expense recorded for our defined benefit pension plans and other post-retirement benefits (“OPEB”). Accounting principles generally accepted in the United States of America (“GAAP”) require that income or expense for defined benefit pension plans be calculated at the annual measurement date using actuarial assumptions and calculations. These calculations reflect certain assumptions, the most significant of which relate to the capital markets, interest rates, health care inflation rates and other economic conditions. Changes in key economic indicators can change these assumptions. These assumptions, along with the actual value of assets at the measurement date, will impact the calculation of pension expense for the year. Although GAAP pension expense and pension contributions are not directly related, the key economic indicators that affect GAAP pension expense also affect the amount of cash that we would contribute to our defined benefit pension plans. Because the values of these defined benefit pension plans’ assets have fluctuated and will fluctuate in response to changing market conditions, the amount of gains or losses that will be recognized in subsequent periods, the impact on the funded status of the defined benefit pension plans and the future minimum required contributions, if any, could have a material adverse effect on our business, results of operations and financial condition. The magnitude of such impact cannot be determined with certainty at this time. However, the effect of a one percentage point decrease in the assumed discount rate would result in an increase in the December 31, 2020 defined benefit pension plans obligation of approximately $31 million. Likewise, a one percentage point decrease in the effective interest rate for determining defined benefit pension plans contributions would result in an increase in the minimum required contributions for 2021 of approximately $4 million. Similarly, a one percentage point decrease in the assumed discount rate would result in an increase in the December 31, 2020 OPEB obligation of approximately $16 million. As of December 31, 2020, the unfunded status of our defined benefit pension plans was $7 million and the unfunded status of our OPEB plan was $107 million.

An impairment in the carrying value of goodwill, other intangible assets or long-lived assets could negatively affect our consolidated results of operations and net worth.

Pursuant to GAAP, we are required to assess our goodwill and indefinite-lived intangible assets to determine if they are impaired on an annual basis, or more often if events or changes in circumstances indicate that impairment may have occurred. Intangible assets with finite lives are amortized over the useful life and are reviewed for impairment on triggering events such as events or changes in circumstances indicating that an impairment may have occurred. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill and the implied fair value of the goodwill or the carrying value of the intangible assets and the fair value of the intangible assets in the period the determination is made. Disruptions to our business, end market conditions, protracted economic weakness, unsuccessful development of product and unexpected significant declines in operating results may result in charges for goodwill and other asset impairments. See NOTE 2, “Summary of Significant Accounting Policies” and NOTE 6 “Goodwill and Other Intangible Assets” of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional details.

The carrying value of long-lived assets is evaluated whenever events or circumstances indicate that the carrying value of a long-lived asset may not be recoverable. Events or circumstances that would result in an impairment review primarily include a significant change in the use of an asset, a significant change in the projected future cash flows generated by an asset or the planned sale or disposal of an asset. The asset would be considered impaired when there is no future use planned for the asset or the future net undiscounted cash flows generated by the asset or asset group are less than its carrying value. An impairment loss would be recognized based on the amount by which the carrying value exceeds fair value and could have a material adverse effect on the results of our operations. See NOTE 2, “Summary of Significant Accounting Policies” and NOTE 5 “Property, Plant and Equipment” of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional details.

Our ability to pay regular dividends on our common stock is subject to the discretion of our Board of Directors and may be limited by our structure and statutory restrictions and restrictions imposed by the New Senior Secured Credit Facility and the indentures governing the Senior Notes as well as any future agreements.

Our Board of Directors increased the quarterly dividend to $0.17 per share of common stock in the first quarter of 2020, an increase from the quarterly dividend of $0.15 per share of common stock maintained since the fourth quarter of 2014. However, the payment of future dividends will be at the discretion of our Board of Directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that our Board of Directors deems relevant. The New Senior Secured Credit Facility and the indentures governing the Senior Notes also effectively limit our ability to pay dividends. As a consequence of these limitations and restrictions, we may not be able to make, or may have to reduce or eliminate, the payment of dividends on our common stock. Accordingly, our stockholders may have to sell some or all of their common stock after price appreciation in order to generate cash flow from their investment. Our stockholders may not receive a gain on their investment when they sell their common stock, and they may lose the entire amount of the investment. Additionally, any change in the level of our dividends or the suspension of the payment thereof could adversely affect the market price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our world headquarters, which we own, is located at One Allison Way, Indianapolis, Indiana 46222. As of December 31, 2020, we have approximately 20 manufacturing and certain other facilities in eight countries. The following table sets forth certain information regarding our significant facilities.

Plant	Location	Approximate Size (ft2)	Owned / Leased	Description
Plant #3	Indianapolis	927,000	Own	Engineering, Operational Support
Plant #4	Indianapolis	425,900	Own	Manufacturing
Plant #6	Indianapolis	431,500	Own	Manufacturing
Plant #12	Indianapolis	534,900	Own	Manufacturing
Plant #14 and #15	Indianapolis	481,100	Own	Manufacturing
Plant #16	Indianapolis	391,700	Own	Manufacturing
Plant #17	Indianapolis	389,000	Own	Parts Distribution Center
Auburn Hills	Auburn Hills, Michigan, USA	110,400	Lease	Engineering, Operational Support, Manufacturing
Walker Die Casting	Lewisburg, Tennessee, USA	774,100	Own	Manufacturing
Szentgotthard	Hungary	149,000	Own	Manufacturing & Customization
Chennai	India	258,500	Own	Manufacturing

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

Holders

As of February 4, 2021, there were approximately 65,900 stockholders of record of our common stock, which includes the actual number of holders registered on the books of the Company and holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.

Unregistered Sales of Equity Securities

During the period covered by this Annual Report on Form 10-K, we did not offer or sell any equity securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

Issuer Purchases of Equity Securities

On November 14, 2016, our Board of Directors authorized us to repurchase up to $1,000 million of our common stock pursuant to a stock repurchase program (the “Repurchase Program”). The Board of Directors approved increases of $500 million, $500 million and $1,000 million on November 8, 2017, July 30, 2018 and May 9, 2019, respectively, bringing the authorized total repurchases under the Repurchase Program to $3,000 million. The terms of the Repurchase Program provide that we may repurchase shares of our common stock, from time to time depending on market conditions and corporate needs, in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Exchange Act. The Repurchase Program does not have an expiration date.

The following table sets forth information related to our repurchase of our common stock on a monthly basis in the three months ended December 31, 2020:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Programs(1)
October 1 – October 31, 2020	287,083	$38.30	287,083	$845,105,989
November 1 – November 30, 2020	348,451	$39.52	348,451	$831,336,696
December 1 – December 31, 2020	105,832	$41.37	105,832	$826,958,805
Total	741,366		741,366

(1)	These values reflect repurchases made under the Repurchase Program.

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

Set forth below is a graph comparing the total cumulative returns of ALSN, the S&P 500 Index and an index of peer companies selected by us. Our peer group includes Donaldson Company, Inc., Graco Inc., Roper Technologies, Inc., Gentex Corporation, Rockwell Automation, Inc. and Sensata Technologies Holding PLC. The graph assumes $100 was invested on December 31, 2015 in our common stock and each of the indices and that all dividends, if any, are reinvested.

	As of December 31, 2015	As of December 31, 2016	As of December 31, 2017	As of December 31, 2018	As of December 31, 2019	As of December 31, 2020
Allison Transmission Holdings, Inc.	$100.00	$133.07	$172.93	$178.71	$199.25	$181.14
S&P 500 Index	100.00	111.96	136.40	130.42	171.49	203.04
Peer Group	100.00	112.42	156.54	143.34	191.13	230.58

ITEM 6. Selected Financial Data

Omitted at Company’s option.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements regarding industry trends, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in or implied by the forward looking statements as a result of various factors, including, without limitation, those set forth under Part I, Item 1A, “Risk Factors,” and other matters included elsewhere in this Annual Report on Form 10-K. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

This section of this Annual Report on Form 10-K generally discusses 2020 and 2019 items and year-over-year comparisons between 2020 and 2019.  A detailed discussion of 2018 items and year-over-year comparisons between 2019 and 2018 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 27, 2020.

Overview

We design and manufacture vehicle propulsion solutions, including commercial-duty on-highway, off-highway and defense fully automatic transmissions and electric hybrid and fully electric systems. The business was founded in 1915 and has been headquartered in Indianapolis, Indiana since inception. Allison was an operating unit of General Motors Corporation from 1929 until 2007, when Allison once again became a stand-alone company. In March 2012, Allison began trading on the New York Stock Exchange under the symbol, “ALSN”.

We have approximately 3,300 employees. Although approximately 79% of revenues were generated in North America in 2020, we have a global presence by serving customers in Europe, Asia, South America and Africa. We serve customers through an independent network of approximately 1,400 independent distributor and dealer locations worldwide.

Trends Impacting Our Business

Our net sales are driven by commercial vehicle production, which tends to be highly correlated to macroeconomic conditions. In March 2020, the World Health Organization categorized the novel coronavirus ("COVID-19") as a pandemic, and it continues to impact the United States and other major markets in which we operate across the world, resulting in severe disruptions to global markets and supply chains, significant uncertainty and a weaker global outlook. The effects of the pandemic on the global economy began having a material adverse impact on demand for our products and on our results of operations during the second quarter 2020 as our suppliers and customers reduced or halted production. Although our suppliers and customers restarted production during the third quarter 2020, production disruptions due to more localized COVID-19 outbreaks as well as the continued uncertainty and weaker global outlook continued to have a material impact on demand for our products and on our results of operations during the third and fourth quarters of 2020.

To limit the spread of COVID-19, governments have taken various actions including travel bans and restrictions, quarantines, curfews, stay-at-home orders, social distancing guidelines and business shutdowns and closures. Despite these disruptions, we have continued our manufacturing operations throughout 2020 allowing us to deliver our products to customers without interruption. However, our global manufacturing facilities cut back on operating levels and shifts during 2020 as a result of government orders, our inability to obtain component parts from suppliers and/or decreased customer demand and in certain locations temporarily suspended operations in the second quarter of 2020. Additional suspensions and cutbacks of our manufacturing operations may occur as the impacts from COVID-19 and related responses continue to develop within our global supply chains and customer base, and additional production slowdowns and shutdowns by our global suppliers and customers may continue and could continue to have a material impact to our financial results.

We are taking a variety of measures to promote the safety and security of our employees and to maintain operations with as minimal impact as possible to our stakeholders, including increased frequency of cleaning and disinfecting of facilities, social distancing, occupancy limits, mask wearing requirements, onsite testing, remote working when possible, travel restrictions and limitations on visitor access to facilities. During the second and third quarter of 2020, we aligned operations, programs and spending across our entire business with current conditions, including reduced compensation expense through restructuring initiatives of both hourly and salary employees related to voluntary and involuntary separation programs, furloughed a portion of our workforce, reduced overtime, and assessed the timing and cadence of various capital investments and product development initiatives.

Our Net Sales were materially impacted during 2020 by the ongoing COVID-19 pandemic. We began to experience a recovery in customer demand beginning in the third quarter of 2020, which continued through the fourth quarter of 2020. We expect that our Net Sales will improve in 2021. However, the continuation or worsening of the COVID-19 pandemic, a delay in vaccination efforts and continued disruptions to our supply chain may impact our financial results in 2021.

Full Year 2020 and 2019 Net Sales by End Market (in millions)

End Market	2020 Net Sales	2019 Net Sales	% Variance
North America On-Highway	$1,081	$1,474	(27)%
North America Off-Highway	13	30	(57)%
Defense	182	151	21%
Outside North America On-Highway	280	390	(28)%
Outside North America Off-Highway	61	109	(44)%
Service Parts, Support Equipment and Other	464	544	(15)%
Total Net Sales	$2,081	$2,698	(23)%

North America On-Highway end market net sales were down 27% for the year ended December 31, 2020 compared to the year ended December 31, 2019, principally driven by lower demand due to the effects of the COVID-19 pandemic.

North America Off-Highway end market net sales were down $17 million for the year ended December 31, 2020 compared to the year ended December 31, 2019, principally driven by lower demand from hydraulic fracturing applications.

Defense end market net sales were up 21% for the year ended December 31, 2020 compared to the year ended December 31, 2019, principally driven by Tracked vehicle demand.

Outside North America On-Highway end market net sales were down 28% for the year ended December 31, 2020 compared to the year ended December 31, 2019, principally driven by lower global demand due to the effects of the COVID-19 pandemic.

Outside North America Off-Highway end market net sales were down 44% for the year ended December 31, 2020 compared to the year ended December 31, 2019, principally driven by lower demand in energy, mining and construction sectors.

Service Parts, Support Equipment and Other end market net sales were down 15% for the year ended December 31, 2020 compared to the year ended December 31, 2019, principally driven by lower demand for North America service parts and support equipment, partially offset by aluminum die cast component volume associated with the acquisition of Walker Die Casting, Inc. (“Walker Die Casting”) in September 2019.

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

Cost of sales

Our primary components of cost of sales are purchased parts, the overhead expense related to our manufacturing operations and direct labor associated with the manufacture and assembly of vehicle propulsion solutions and parts. For the year ended December 31, 2020, direct material costs were approximately 63%, overhead costs were approximately 28% and direct labor costs were approximately 9% of total cost of sales. We are subject to changes in our cost of sales caused by movements in underlying commodity prices. We seek to hedge against this risk by using long-term agreements ("LTAs"). See Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk” included in this Annual Report on Form 10-K.

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

Non-GAAP Financial Measures

We use Adjusted Earnings before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) and Adjusted EBITDA as a percent of net sales to measure our operating profitability. We believe that Adjusted EBITDA and Adjusted EBITDA as a percent of net sales provide management, investors and creditors with useful measures of the operational results of our business and increase the period-to-period comparability of our operating profitability and comparability with other companies. Adjusted EBITDA as a percent of net sales is also used in the calculation of management’s incentive compensation program. The most directly comparable U.S. generally accepted accounting principles (“GAAP”) measure to Adjusted EBITDA and Adjusted EBITDA as a percent of net sales is Net income and Net income as a percent of net sales, respectively. Adjusted EBITDA is calculated as earnings before interest expense, income tax expense, amortization of intangible assets, depreciation of property, plant and equipment and other adjustments as defined by the Second Amended and Restated Credit Agreement dated as of March 29, 2019 as amended (the “Credit Agreement”) governing Allison Transmission, Inc.’s (“ATI”), our wholly-owned subsidiary, term loan facility in the amount of $638 million due March 2026 (“New Term Loan”). Adjusted EBITDA as a percent of net sales is calculated as Adjusted EBITDA divided by net sales.

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

The following is a reconciliation of Net income and Net income as a percent of net sales to Adjusted EBITDA and Adjusted EBITDA as a percent of net sales and a reconciliation of Net cash provided by operating activities to Adjusted free cash flow:

	For the years ended December 31,
(unaudited, in millions)	2020	2019	2018
Net income (GAAP)	$299	$604	$639
plus:
Interest expense, net	137	134	121
Depreciation of property, plant and equipment	96	81	77
Income tax expense	94	164	166
Amortization of intangible assets	52	86	87
Stock-based compensation expense (a)	17	13	13
Restructuring charges (b)	14	—	—
Expenses related to long-term debt refinancing (c)	13	1	—
UAW Local 933 retirement incentive (d)	7	5	15
Unrealized loss on foreign exchange (e)	2	—	3
Acquisition-related earnouts (f)	1	1	—
Environmental remediation (g)	—	(8)	—
Loss associated with impairment of long-lived assets (h)	—	2	4
Technology-related investment expense (i)	—	—	3
Adjusted EBITDA (Non-GAAP)	$732	$1,083	$1,128
Net sales (GAAP)	$2,081	$2,698	$2,713
Net income as a percent of net sales (GAAP)	14.4%	22.4%	23.6%
Adjusted EBITDA as a percent of net sales (Non-GAAP)	35.2%	40.1%	41.6%
Net cash provided by operating activities (GAAP)	$561	$847	$837
(Deductions) or additions to reconcile to Adjusted free cash flow:
Additions of long-lived assets	(115)	(172)	(100)
Restructuring charges (b)	12	—	—
Adjusted free cash flow (Non-GAAP)	$458	$675	$737

(a)	Represents stock-based compensation expense (recorded in Cost of sales, Selling, general and administrative, and Engineering – research and development).
(b)

Represents restructuring and pension plan settlement charges (recorded in Cost of sales, Selling, general and administrative, Engineering – research and development, and Other (expense) income, net) related to voluntary and involuntary separation programs for both hourly and salaried employees in the second quarter of 2020.

(c)

Represents expenses (recorded in Other (expense) income, net) related to the redemption of ATI’s 5.0% Senior Notes due 2024 (“5.0% Senior Notes”) in the fourth quarter of 2020, the refinancing of the prior term loan due 2022 and prior revolving credit facility due 2021 in the first quarter of 2019, and the repricing of the New Term Loan in the fourth quarter of 2019.

(d)	Represents charges (recorded in Cost of sales) related to a retirement incentive program for certain employees represented by the International Union, United Automobile, Aerospace and Agricultural

Implement Workers of America (“UAW”) pursuant to the UAW Local 933 collective bargaining agreement effective through November 2023.
(e)	Represents losses (recorded in Other (expense) income, net) on intercompany financing transactions related to investments in plant assets for our India facility.
(f)	Represents expenses (recorded in Selling, general and administrative and Engineering - research and development) for earnouts related to our acquisition of Vantage Power Limited.
(g)

Represents an environmental remediation benefit (recorded in Selling, general and administrative) related to reduction of the liability for ongoing environmental remediation operating, monitoring and maintenance activities at our Indianapolis, Indiana manufacturing facilities.

(h)	Represents charges (recorded in Selling, general and administrative) associated with the impairment of long-lived assets related to the production of the TC10 transmission.
(i)	Represents a charge (recorded in Other (expense) income, net) for investments in co-development agreements to expand our position in transmission technologies.

Results of Operations

The COVID-19 pandemic, and its impact on global demand and supply chains, had a material adverse effect on our results of operations for 2020. We continue to actively monitor the impact of the global pandemic on customer demand and supply chains. While we expect increased customer demand in 2021, the ongoing pandemic may still materially adversely impact our business and results of operations in 2021. See “Trends Impacting our Business” above for additional information on the impact of the COVID-19 pandemic on our results of operations.

The following table sets forth certain financial information for the years ended December 31, 2020 and 2019. The following table and discussion should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K.

Comparison of years ended December 31, 2020 and 2019

	Years ended December 31,
(dollars in millions)	2020	% of net sales	2019	% of net sales
Net sales	$2,081	100%	$2,698	100%
Cost of sales	1,083	52	1,304	48
Gross profit	998	48	1,394	52
Operating expenses:
Selling, general and administrative	317	15	356	13
Engineering — research and development	147	7	154	6
Environmental remediation	—	—	(8)	—
Total operating expenses	464	22	502	19
Operating income	534	26	892	33
Other expense, net:
Interest expense, net	(137)	(7)	(134)	(5)
Other (expense) income, net	(4)	—	10	—
Total other expense, net	(141)	(7)	(124)	(5)
Income before income taxes	393	19	768	28
Income tax expense	(94)	(5)	(164)	(6)
Net income	$299	14%	$604	22%

Net sales

Net sales for the year ended December 31, 2020 were $2,081 million compared to $2,698 million for the year ended December 31, 2019, a decrease of 23%. The decrease was principally driven by a $393 million, or 27%, decrease in net sales in the North America On-Highway end market principally driven by lower demand due to the effects of the COVID-19 pandemic, a $110 million, or 28%, decrease in net sales in the Outside North America On-Highway end market principally driven by lower global demand due to the effects of the COVID-19 pandemic, a $80 million, or 15%, decrease in net sales in the Service Parts, Support Equipment and Other end market principally driven by lower demand for North America service parts and support equipment partially offset by aluminum die cast component volume associated with the acquisition of Walker Die Casting, a $48 million, or 44%, decrease in net sales in the Outside North America Off-Highway end market principally driven by lower demand in the energy, mining and construction sectors and a $17 million, or 57%, decrease in net sales in the North America Off-Highway end market principally driven by lower demand for hydraulic fracturing applications, partially offset by a $31 million, or 21%, increase in net sales in the Defense end market principally driven by Tracked vehicle demand.

Cost of sales

Cost of sales for the year ended December 31, 2020 was $1,083 million compared to $1,304 million for the year ended December 31, 2019, a decrease of 17%. The decrease was principally driven by decreased direct material and manufacturing expenses commensurate with decreased net sales, lower incentive compensation expense and favorable material costs, partially offset by increased depreciation expense and restructuring charges.

Gross profit

Gross profit for the year ended December 31, 2020 was $998 million compared to $1,394 million for the year ended December 31, 2019, a decrease of 28%. The decrease was principally driven by $449 million related to decreased net sales, $8 million of increased depreciation expense and $5 million of restructuring charges, partially offset by lower manufacturing expense commensurate with decreased net sales, $19 million of lower incentive compensation expense, $10 million of price increases on certain products and $7 million of favorable material costs. Gross profit as a percent of net sales for the year ended December 31, 2020 decreased approximately 370 basis points compared to the same period in 2019 principally driven by lower net sales, increased depreciation expense and restructuring charges, partially offset by lower incentive compensation expense, price increases on certain products and favorable material costs.

Selling, general and administrative

Selling, general and administrative expenses for the year ended December 31, 2020 were $317 million compared to $356 million for the year ended December 31, 2019, a decrease of 11%. The decrease was principally driven by $34 million of lower intangible amortization expense, $24 million of lower incentive compensation expense and decreased commercial activities spending, partially offset by unfavorable product warranty adjustments, including a $23 million adjustment in the third quarter of 2020 to address a transmission performance issue associated with shift quality in a defined population of products and $3 million of restructuring charges.

Engineering — research and development

Engineering expenses for the year ended December 31, 2020 were $147 million compared to $154 million for the year ended December 31, 2019, a decrease of 5%. The decrease was principally driven by $9 million of lower incentive compensation expense and the timing of product initiatives spending, partially offset by $4 million of restructuring charges.

Environmental remediation

During the fourth quarter of 2019, the EPA accepted a proposal to reduce our responsibilities for operating, monitoring and maintaining the ongoing environmental remediation activities at our Indianapolis, Indiana manufacturing facilities which resulted in us recording an $8 million favorable adjustment to our associated liability.

Interest expense, net

Interest expense, net for the year ended December 31, 2020 was $137 million compared to $134 million for the year ended December 31, 2019, an increase of 2%. The increase was principally driven by $10 million of increased interest expense on interest rate hedges that became effective in the third quarter of 2019, $3 million of interest expense on ATI’s New Revolving Credit Facility and increased interest expense due to higher interest rates related to long-term debt refinancing in the first quarter of 2019 that extended maturities at fixed interest rates, partially offset by approximately $13 million of lower interest expense on ATI’s New Term Loan due to lower variable interest rates and decreased interest expense due to lower interest rates related to long-term debt refinancing in the fourth quarter of 2020 that extended maturities at lower fixed interest rates.

Other (expense) income, net

Other (expense) income, net for the year ended December 31, 2020 was ($4) million compared to $10 million for the year ended December 31, 2019. The change was principally driven by $13 million of expenses related to the redemption of our 5.0% Senior Notes in the fourth quarter of 2020 and a $2 million settlement charge related to the settlement of pension obligations as a result of our voluntary and involuntary separation programs recognized in the second quarter of 2020.

Income tax expense

Income tax expense for the year ended December 31, 2020 was $94 million resulting in an effective tax rate of 24%, compared to $164 million of income tax expense and an effective tax rate of 22% for the year ended December 31, 2019. The decrease in income tax expense was principally driven by decreased taxable income. The increase in the effective tax rate was principally driven by decreased estimated U.S. federal income tax deductions.

Liquidity and Capital Resources

We generate cash primarily from operations to fund our operating, investing and financing activities. Our principal uses of cash are operating expenses, capital expenditures, working capital needs, debt service, dividends on common stock, stock repurchases, and strategic growth initiatives, including acquisitions. Our ability to generate cash in the future and our future uses of cash are subject to general economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control, including the impact to our cash flow that has been experienced due to lower net sales in 2020 related to COVID-19. We had total available cash and cash equivalents of $310 million and $192 million as of December 31, 2020 and 2019, respectively. Of the available cash and cash equivalents, approximately $150 million and $122 million were deposited in operating accounts while approximately $160 million and $70 million were invested in U.S. government backed securities as of December 31, 2020 and 2019, respectively.

As of December 31, 2020, the total of cash and cash equivalents held by foreign subsidiaries was $63 million, the majority of which was located in China and Europe. We manage our worldwide cash requirements considering available funds among the subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. As a result, we do not currently anticipate that local liquidity restrictions will preclude us from funding our targeted expectations or operating needs with local resources.

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

Our liquidity requirements are significant, primarily due to our debt service requirements. As of December 31, 2020, we had $638 million of indebtedness associated with ATI’s New Term Loan, $400 million of indebtedness associated with ATI’s 4.75% Senior Notes due October 2027 (“4.75% Senior Notes”), $500 million of indebtedness associated with ATI’s 5.875% Senior Notes due June 2029 (“5.875% Senior Notes”) and $1,000 million of indebtedness associated with ATI’s 3.75% Senior Notes due January 2031 (“3.75% Senior Notes” and, together with the 4.75% Senior Notes and 5.875% Senior Notes, the “Senior Notes”). Short-term and long-term debt service liquidity requirements consist of $2 million of minimum required quarterly principal payments on ATI’s New Term Loan through its maturity date of March 2026 and periodic interest payments on ATI’s New Term Loan and the Senior Notes. There are no required quarterly principal payments on ATI’s Senior Notes. Long-term debt service liquidity requirements also consist of the payment in full of any remaining principal balance of ATI’s New Term Loan and the Senior Notes upon their respective maturity dates.

We made $6 million and $3 million of principal payments on the New Term Loan during the year ended December 31, 2020 and 2019, respectively. Our ability to make payments on and refinance our indebtedness and to fund planned capital expenditures and growth initiatives will depend on our ability to generate cash in the future.

In November 2020, the Company and ATI entered into an amendment to the Credit Agreement to increase the commitments under the New Revolving Credit Facility by $50 million. The amendment also extended the New Revolving Credit Facility termination date from September 2024 to September 2025. The New Senior Secured Credit Facility, as amended, provides for a $650 million New Revolving Credit Facility, net of an allowance for up to $75 million in outstanding letters of credit commitments. Throughout the year ended December 31, 2020, we made periodic withdrawals and payments on the New Revolving Credit Facility as part of our debt and cash management plans. The maximum amount outstanding at any time during the year ended December 31, 2020 was $500 million. As of December 31, 2020, we had $645 million available under the New Revolving Credit Facility, net of $5 million in letters of credit. If we have commitments outstanding on the New Revolving Credit Facility at the end of a fiscal quarter, the New Senior Secured Credit Facility requires us to maintain a specified maximum first lien net leverage ratio of 5.50x. Additionally, within the terms of the New Senior Secured Credit Facility, a first lien net leverage ratio at or below 4.00x results in the elimination of excess cash flow payments on the New Senior Secured Credit Facility for the applicable year. As of December 31, 2020, our first lien net leverage ratio was 0.45x. The New Senior Secured Credit Facility also provides certain financial incentives based on our first lien net leverage ratio. A first lien net leverage ratio at or below 4.00x and above 3.50x results in a 25 basis point reduction to the applicable margin on the New Revolving Credit Facility. A first lien net leverage ratio at or below 3.50x results in an additional 25 basis point reduction to the applicable margin on the New Revolving Credit Facility. These reductions remain in effect as long as we achieve a first lien net leverage ratio at or below the related threshold.

In addition, the Credit Agreement includes, among other things, customary restrictions (subject to certain exceptions) on our ability to incur certain indebtedness, grant certain liens, make certain investments, engage in acquisitions, consolidations and mergers, declare or pay certain dividends, and repurchase shares of our common stock. The indentures governing the Senior Notes contain negative covenants restricting or limiting our ability to, among other things, incur or guarantee additional indebtedness, incur liens, pay dividends on, redeem or repurchase our capital stock, make certain investments, permit payment or dividend restrictions on certain of our subsidiaries, sell assets, engage in certain transactions with affiliates, and consolidate or merge or sell all or substantially all of our assets. As of December 31, 2020, we are in compliance with all covenants under the New Senior Secured Credit Facility and indentures governing the Senior Notes.

Our credit ratings are reviewed by Moody’s Investors Service (“Moody’s”) and Fitch Ratings (“Fitch”). Moody’s rates our corporate credit at ‘Ba2’, New Term Loan at ‘Baa3’, 4.75% Senior Notes at ‘Ba3’ and 5.875% Senior Notes at 'Ba3', and the 3.75% Senior Notes are unrated. Fitch rates our corporate credit at ‘BB’, New Term Loan at ‘BB+’, 4.75% Senior Notes at ‘BB’, 5.875% Senior Notes at 'BB' and 3.75% Senior Notes at ‘BB’.

We anticipate an increase in capital expenditures and engineering research and development expenses to fund organic initiatives across all our end markets for the year ending December 31, 2021 compared to the year ended December 31, 2020.

On November 14, 2016, our Board of Directors authorized us to repurchase up to $1,000 million of our common stock pursuant to a stock repurchase program (the "Repurchase Program"). On November 8, 2017, July 30, 2018 and May 9, 2019 our Board of Directors increased the authorization by $500 million, $500 million and $1,000 million, respectively, bringing the total amount authorized under the Repurchase Program to $3,000 million. During 2020, we repurchased approximately $225 million of our common stock under the Repurchase Program. All of the repurchase transactions during 2020 were settled in cash during the same period. As of December 31, 2020, we had approximately $827 million available under the Repurchase Program.

The following table shows our sources and uses of funds for the years ended December 31, 2020, 2019 and 2018 (in millions):

	Years ended December 31,
Statement of Cash Flows Data	2020	2019	2018
Cash flows provided by operating activities	$561	$847	$837
Cash flows used for investing activities	(111)	(405)	(103)
Cash flows used for financing activities	(335)	(480)	(700)

Generally, cash provided by operating activities has been adequate to fund our operations. The COVID-19 pandemic, and its impact on global demand and supply chains, had a material adverse effect on our cash provided by operating activities for 2020 and may still have a materially adverse impact in 2021. We have significant liquidity, including $310 million of cash and cash equivalents and $645 million available under the New Revolving Credit Facility as of December 31, 2020. At this time, we believe cash provided by operating activities, cash and cash equivalents and borrowing capacity under the New Senior Secured Credit Facility will be sufficient to meet our cash requirements for the next twelve months.

Cash provided by operating activities

Operating activities for the year ended December 31, 2020 generated $561 million of cash compared to $847 million for the year ended December 31, 2019. The decrease was principally driven by lower gross profit and higher cash interest expense, partially offset by lower cash income taxes, lower operating working capital requirements and decreased commercial activities spending.

Cash used for investing activities

Investing activities for the year ended December 31, 2020 used $111 million of cash compared to $405 million for the year ended December 31, 2019. The decrease was principally driven by $232 million of business acquisition spending in 2019 that did not recur in 2020 and a $57 million decrease in capital expenditures, partially offset by a $4 million net working capital settlement in 2020 related to the acquisition of Walker Die Casting.

Cash used for financing activities

Financing activities for the year ended December 31, 2020 used $335 million of cash compared to $480 million for the year ended December 31, 2019. The decrease was principally driven by $168 million of decreased stock repurchases, partially offset by increased payments related to long-term debt refinancing.

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

Revenue Recognition

Revenue recognition contains uncertainties because it requires management to make assumptions and to apply judgment to estimate the amount of sales incentives and provision for government price reductions. Distributor and customer sales incentives, consisting of allowances and other rebates, are estimated at the time of sale based upon history and experience and are recorded as a reduction to net sales. Incentive programs are generally product specific or region specific. Some factors used in estimating the cost of incentives include the number of transmissions that will be affected by the incentive program and the rate of acceptance of any incentive program. If the actual number of affected transmissions differs from this estimate, or if a different mix of incentives is actually paid, the impact on net sales would be recorded in the period that the change was identified. Assuming our current mix of sales incentives, a 10% change in sales incentives would have affected our earnings by approximately $5 million to $9 million per year for each of the prior three fiscal years.

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

Goodwill and Other Intangible Assets

Goodwill is tested for impairment at the reporting unit level, which is the same as our one operating and reportable segment. We do not aggregate any components into our reporting unit. We have elected to perform our annual impairment test on October 31 of every year. A multi-step impairment test is performed on goodwill. In Step 0, we have the option to evaluate various qualitative factors to determine the likelihood of impairment. If we determine that the fair value is more likely than not less than the carrying value, then we are required to perform Step 1. If we do not elect to perform Step 0, we can voluntarily proceed directly to Step 1. In Step 1, we perform a quantitative analysis to compare the fair value of our reporting unit to our carrying value including goodwill. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired, and we are not required to perform further testing. If the carrying value of a reporting unit’s goodwill exceeds its fair value of net assets, then we would record an impairment loss equal to the difference.

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

Goodwill impairment testing for 2020 was performed using the Step 1 quantitative analysis, which indicated that the fair value of the reporting unit exceeded its carrying value by more than 200%, indicating no impairment. The fair value was determined utilizing a discounted cash flow model which includes key assumptions, such as net sales growth derived from market information, industry reports, marketing programs and certain growth initiatives; operating margin improvements derived from cost reduction programs and fixed cost leverage driven by higher sales volumes; and a risk-adjusted discount rate. Events or circumstances that could unfavorably impact the key assumptions include lower net sales driven by market conditions, our inability to execute on marketing programs and/or growth initiatives, lower gross margins as a result of market conditions or failure to obtain forecasted cost reductions, or a higher discount rate as a result of market conditions. While unpredictable and inherently uncertain, management believes the forecast estimates were reasonable and incorporate assumptions that similar market participants would use in their estimates of fair value.

Other intangible assets have both indefinite and finite useful lives. Intangible assets with indefinite useful lives are not amortized but are tested annually for impairment, or more often if events or circumstances change that could cause intangible assets with indefinite useful lives to become impaired. We have elected to perform our annual indefinite lived intangible assets impairment tests on October 31 of every year and follow a similar multi-step impairment test that is performed on goodwill. Using the relief-from-royalty method under the income valuation approach, our 2020 annual trade name impairment test indicated that the fair value of the trade name exceeded its carrying value by more than 60%, indicating no impairment. Events or circumstances that could unfavorably impact the key assumptions included lower net sales driven by market conditions, our inability to execute on marketing programs and/or growth initiatives, lower gross margin as a result of market conditions or failure to obtain forecasted cost reductions, or a higher discount rate as a result of market conditions. While unpredictable and inherently uncertain, we believe the forecast estimates are reasonable and incorporate those assumptions that similar market participants would use in their estimates of fair value.

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

Warranty

Provisions for estimated expenses related to product warranties are made at the time products are sold. Warranty claims arise when a transmission fails while in service during the relevant warranty period. The warranty reserve is adjusted in Selling, general and administrative based on our current and historical warranty claims paid and associated repair costs. These estimates are established using historical information including the nature, frequency, and average cost of warranty claims and are adjusted as actual information becomes available. From time to time, we may initiate a specific field action program. As a result of the uncertainty surrounding the nature and frequency of specific field action programs, the liability for such programs is recorded when we commit to an action. We review and assess the liability for these programs on a quarterly basis. We also assess our ability to recover certain costs from our suppliers and record a receivable from the supplier when we believe a recovery is probable. Warranty costs may differ from those estimated if actual claim rates are higher or lower than our historical rates. Further information is provided in NOTE 10, “Product Warranty Liabilities” of Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K which contains a summary of the activity in our warranty liability account for 2020, 2019 and 2018 including adjustments to pre-existing warranties.

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

A change in the discount rate can have a significant impact on determining our benefit obligations. Our current discount rate is determined by matching the plans’ projected cash flows to a yield curve based on long-term, fixed income debt instruments available as of the measurement date of December 31, 2020. The effect of a one percentage point decrease in the assumed discount rate would result in an increase in the December 31, 2020 defined benefit pension plans obligation of approximately $31 million. Similarly, a one percentage point decrease in the assumed discount rate would result in an increase in the December 31, 2020 OPEB obligation of approximately $16 million.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law making several changes to the U.S. tax code. The changes include, but are not limited to, increasing the threshold on the amount of deductible interest expense, allowing companies to carryback certain net operating losses, increasing the amount of net operating loss carryforwards that corporations can use to offset taxable income, and making technical changes related to the accounting of qualified improvement property. Some of the tax law changes included in the CARES Act are retroactive. The Company has reviewed and incorporated the applicable changes related to its provision for income taxes for the year ended December 31, 2020 and the effects, both individually and in the aggregate, are not material at this time.

As of December 31, 2020, our U.S. federal income tax deductions related to our intangible assets were approximately $325 million in 2021, approximately $195 million in 2022 and approximately $10 million annually through 2033. Excluding our intangible asset deductions, our expected tax payments would have increased by approximately $70 million for the year ended December 31, 2020.

The need to establish a valuation allowance against the deferred tax assets is assessed at least quarterly based on a more-likely-than-not realization threshold, in accordance with the Financial Accounting Standard Board’s (“FASB”) authoritative accounting guidance on income taxes. Appropriate consideration is given to all positive and negative evidence related to that realization. This assessment considers, among other matters, the nature, frequency and severity of recent losses, forecasts of future profitability, the duration of statutory carryforward periods, and experience with tax attributes expiring unused and tax planning alternatives. The weight given to these considerations depends upon the degree to which they can be objectively verified.

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

Interest Rate Risk

We are subject to interest rate market risk in connection with a portion of our long-term debt. Our principal interest rate exposure relates to outstanding amounts under our New Senior Secured Credit Facility. Our New Senior Secured Credit Facility provides for variable rate borrowings of up to $1,283 million including $645 million under our New Revolving Credit Facility, net of $5 million of letters of credit. A one-eighth percent increase or decrease in assumed interest rates for the New Senior Secured Credit Facility, if fully drawn as of December 31, 2020, would have an impact of approximately $1 million on interest expense. As of December 31, 2020, we had no outstanding borrowings against the New Revolving Credit Facility.

From time to time, we enter into interest rate swap agreements to hedge the risk associated with our variable interest rate debt. During the first quarter of 2019, we entered into $250 million of interest rate swaps and designated them as cash flow hedges under the hypothetical derivative method. As of December 31, 2020, we held interest rate swaps effective from (i) September 2019 to September 2022 with notional values totaling $250 million and a weighted average LIBOR fixed rate of 3.01%, (ii) September 2019 to September 2025 with notional values totaling $250 million and a weighted average LIBOR fixed rate of 3.04% and (iii) September 2022 to September 2025 with notional values totaling $250 million and a weighted average LIBOR fixed rate of 2.82%.

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

Commodity Price Risk

We are subject to changes in our cost of sales caused by movements in underlying commodity prices. Approximately 65% of our cost of sales consists of purchased components with significant raw material content. A substantial portion of the purchased parts are made of aluminum and steel. The cost of aluminum parts includes an adjustment factor on future purchases for fluctuations in aluminum prices based on accepted industry indices. In addition, a substantial amount of steel-based contracts also includes an index-based component. As our costs change, we are able to pass through a portion of the changes in commodity prices to certain of our customers according to our LTAs. We historically have not entered into long-term purchase contracts related to the purchase of aluminum and steel.

Assuming current levels of commodity purchases, a 10% variation in the price of aluminum and steel would correspondingly change our earnings by approximately $3 million and $4 million per year, respectively.

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

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Allison Transmission Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Allison Transmission Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Product Warranty Liabilities

As described in Notes 2 and 10 to the consolidated financial statements, the Company’s consolidated product warranty liability balance was $66 million as of December 31, 2020. Management makes provisions for the estimated product warranty liabilities at the time the products are sold. These estimates are established using historical information including the nature, frequency, and average cost of warranty claims and are adjusted as actual information becomes available.

The principal considerations for our determination that performing procedures relating to the product warranty liabilities is a critical audit matter are (i) the significant judgment by management when determining the product warranty liability estimate; (ii) the high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence relating to the significant assumptions related to the frequency and average cost of warranty claims; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s process for developing the estimate, significant assumptions, and inputs used to estimate product warranty liabilities. These procedures also included, among others (i) testing the completeness and accuracy of historical warranty claims data used in the estimate and (ii) professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of the frequency and average cost of warranty claims assumptions.

/s/ PricewaterhouseCoopers LLP

Indianapolis, Indiana

February 18, 2021

We have served as the Company’s auditor since 2008.

Allison Transmission Holdings, Inc.

Consolidated Balance Sheets

(dollars in millions, except share data)

	December 31, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$310	$192
Accounts receivable - net of allowance for doubtful accounts of $1	228	253
Inventories	181	199
Other current assets	37	42
Total Current Assets	756	686
Property, plant and equipment, net	638	616
Intangible assets, net	963	1,042
Goodwill	2,064	2,041
Other non-current assets	56	65
TOTAL ASSETS	$4,477	$4,450
LIABILITIES
Current Liabilities
Accounts payable	$157	$150
Product warranty liability	36	24
Current portion of long-term debt	6	6
Deferred revenue	34	35
Other current liabilities	140	202
Total Current Liabilities	373	417
Product warranty liability	30	28
Deferred revenue	109	104
Long-term debt	2,507	2,512
Deferred income taxes	442	387
Other non-current liabilities	260	221
TOTAL LIABILITIES	3,721	3,669
Commitments and Contingencies (see NOTE 18)
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 1,880,000,000 shares authorized, 112,033,477 shares issued and outstanding and 118,199,782 shares issued and outstanding, respectively	1	1
Non-voting common stock, $0.01 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Paid in capital	1,818	1,802
Accumulated deficit	(974)	(970)
Accumulated other comprehensive loss, net of tax	(89)	(52)
TOTAL STOCKHOLDERS’ EQUITY	756	781
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$4,477	$4,450

The accompanying notes are an integral part of the consolidated financial statements.

Allison Transmission Holdings, Inc.

Consolidated Statements of Comprehensive Income

(dollars in millions, except per share data)

	Years ended December 31,
	2020	2019	2018
Net sales	$2,081	$2,698	$2,713
Cost of sales	1,083	1,304	1,291
Gross profit	998	1,394	1,422
Selling, general and administrative	317	356	368
Engineering — research and development	147	154	131
Environmental remediation	—	(8)	—
Operating income	534	892	923
Interest expense, net	(137)	(134)	(121)
Other (expense) income, net	(4)	10	3
Income before income taxes	393	768	805
Income tax expense	(94)	(164)	(166)
Net income	$299	$604	$639
Basic earnings per share attributable to common stockholders	$2.62	$4.95	$4.81
Diluted earnings per share attributable to common stockholders	$2.62	$4.91	$4.78
Other comprehensive income (loss), net of tax:
Foreign currency translation	10	(3)	(9)
Pension and OPEB liability adjustment	(27)	—	1
Available-for-sale securities and interest rate swaps	(20)	(19)	(7)
Total other comprehensive loss, net of tax	(37)	(22)	(15)
Comprehensive income, net of tax	$262	$582	$624

The accompanying notes are an integral part of the consolidated financial statements.

Allison Transmission Holdings, Inc.

Consolidated Statements of Cash Flows

(dollars in millions)

	Years ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$299	$604	$639
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	96	81	77
Deferred income taxes	69	65	52
Amortization of intangible assets	52	86	87
Expenses related to long-term debt refinancing	19	5	—
Stock-based compensation	17	13	13
Amortization of deferred financing costs	4	5	6
Other	3	3	11
Changes in assets and liabilities:
Accounts receivable	28	37	(61)
Inventories	21	(11)	(18)
Accounts payable	(4)	(25)	9
Other assets and liabilities	(43)	(16)	22
Net cash provided by operating activities	561	847	837
CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions	4	(232)	—
Additions of long-lived assets	(115)	(172)	(100)
Investments in technology-related initiatives	—	(1)	(3)
Net cash used for investing activities	(111)	(405)	(103)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(1,019)	(1,151)	(28)
Issuance of long-term debt	1,000	1,148	—
Repayments on revolving credit facility	(800)	(90)	—
Borrowings on revolving credit facility	800	90	—
Repurchases of common stock	(225)	(393)	(609)
Dividend payments	(78)	(73)	(80)
Debt financing fees	(10)	(12)	(1)
Payment of acquisition-related contingent liability	(3)	—	—
Taxes paid related to net share settlement of equity awards	(2)	(4)	(4)
Proceeds from exercise of stock options	2	5	22
Net cash used for financing activities	(335)	(480)	(700)
Effect of exchange rate changes on cash	3	(1)	(2)
Net increase (decrease) in cash and cash equivalents	118	(39)	32
Cash and cash equivalents at beginning of period	192	231	199
Cash and cash equivalents at end of period	$310	$192	$231
Supplemental disclosures:
Interest paid	$136	$125	$115
Income taxes paid	$26	$89	$101

The accompanying notes are an integral part of the consolidated financial statements.

Allison Transmission Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

(dollars in millions)

	Common Stock	Non- voting Common Stock	Preferred Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, net of tax	Stockholders’ Equity
Balance at December 31, 2017	$1	$—	$—	$1,758	$(1,055)	$(15)	$689
Stock-based compensation	—	—	—	13	—	—	13
Pension and OPEB liability adjustment	—	—	—	—	—	1	1
Foreign currency translation adjustment	—	—	—	—	—	(9)	(9)
Available-for-sale securities	—	—	—	—	—	(7)	(7)
Issuance of common stock	—	—	—	17	—	—	17
Repurchase of common stock	—	—	—	—	(609)	—	(609)
Dividends on common stock	—	—	—	—	(80)	—	(80)
Impact of adopting accounting standards	—	—	—	—	5		5
Net income	—	—	—	—	639	—	639
Balance at December 31, 2018	$1	$—	$—	$1,788	$(1,100)	$(30)	$659
Stock-based compensation	—	—	—	13	—	—	13
Foreign currency translation adjustment	—	—	—	—	—	(3)	(3)
Available-for-sale securities and interest rate swaps	—	—	—	—	—	(19)	(19)
Issuance of common stock	—	—	—	1	—	—	1
Repurchase of common stock	—	—	—	—	(393)	—	(393)
Dividends on common stock	—	—	—	—	(73)	—	(73)
Impact of adopting accounting standards	—	—	—	—	(8)	—	(8)
Net income	—	—	—	—	604	—	604
Balance at December 31, 2019	$1	$—	$—	$1,802	$(970)	$(52)	$781
Stock-based compensation	—	—	—	17	—	—	17
Pension and OPEB liability adjustment	—	—	—	—	—	(27)	(27)
Foreign currency translation adjustment	—	—	—	—	—	10	10
Interest rate swaps	—	—	—	—	—	(20)	(20)
Issuance of common stock	—	—	—	(1)	—	—	(1)
Repurchase of common stock	—	—	—	—	(225)	—	(225)
Dividends on common stock	—	—	—	—	(78)	—	(78)
Net income	—	—	—	—	299	—	299
Balance at December 31, 2020	$1	$—	$—	$1,818	$(974)	$(89)	$756

The accompanying notes are an integral part of the consolidated financial statements.

Allison Transmission Holdings, Inc.

Notes to Consolidated Financial Statements

NOTE 1.   OVERVIEW

Overview

Allison Transmission Holdings, Inc. and its subsidiaries (“Allison,” or the “Company”) design and manufacture vehicle propulsion solutions, including commercial-duty on-highway, off-highway and defense fully automatic transmissions and electric hybrid and fully electric systems. The business was founded in 1915 and has been headquartered in Indianapolis, Indiana since inception. Allison was an operating unit of General Motors Corporation from 1929 until 2007, when Allison once again became a stand-alone company. In March 2012, Allison began trading on the New York Stock Exchange under the symbol, “ALSN”.

The Company has approximately 3,300 employees. Although approximately 79% of revenues were generated in North America in 2020, the Company has a global presence by serving customers in Europe, Asia, South America and Africa. The Company serves customers through an independent network of approximately 1,400 independent distributor and dealer locations worldwide.

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

These consolidated financial statements present the financial position, results of comprehensive income, cash flows and statements of stockholders’ equity. Certain immaterial reclassifications have been made in the consolidated financial statements of prior periods to conform to the current period presentation. These reclassifications had no impact on previously reported net income, total stockholders’ equity or cash flows.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Estimates include, but are not limited to, sales allowances, government price adjustments, fair market values and future cash flows associated with goodwill, indefinite life intangibles, definite life intangibles, long-lived asset impairment tests, useful lives for depreciation and amortization, warranty liabilities, environmental liabilities, determination of discount and other assumptions for pension and other post-retirement benefit expense, determination of discount rate and period for leases, income taxes and deferred tax valuation allowances, derivative valuation, assumptions for business combinations and contingencies. The Company’s accounting policies involve the application of judgments and assumptions made by management that include inherent risks and uncertainties. Due to the continued uncertainty related to the ongoing COVID-19 pandemic, actual results could differ materially from these estimates and assumptions used in preparation of the financial statements including, but not limited to, future cash flows associated with goodwill, indefinite life intangibles, definite life intangibles, long-lived impairment tests, determination of discount and other assumptions for pension and other post-retirement benefit expense and income taxes. Changes in estimates are recorded in results of operations in the period that the events or circumstances giving rise to such changes occur.

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

Marketable Securities

The Company determines the appropriate classification of all marketable securities as “held-to-maturity,” “available-for-sale” or “trading” at the time of purchase and re-evaluates such classifications as of each balance sheet date. As of December 31, 2020, and 2019, the Company’s marketable securities were classified as trading.

Trading securities are carried at fair value with the unrealized gain or loss recognized in Other (expense) income, net. The fair value of the Company’s investment securities is determined by currently available market prices. See NOTE 7, “Fair Value of Financial Instruments” for more details.

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

Goodwill impairment testing for 2020 was performed using the Step 1 quantitative analysis. The fair value was determined utilizing a discounted cash flow model which includes key assumptions, such as net sales growth derived from market information, industry reports, marketing programs and certain growth initiatives; operating margin improvements derived from cost reduction programs and fixed cost leverage driven by higher sales volumes; and a risk-adjusted discount rate. Events or circumstances that could unfavorably impact the key assumptions include lower net sales driven by market conditions, our inability to execute on marketing programs and/or growth initiatives, lower gross margins as a result of market conditions or failure to obtain forecasted cost reductions, or a higher discount rate as a result of market conditions. While unpredictable and inherently uncertain, the Company believes the forecast estimates were reasonable and incorporate assumptions that similar market participants would use in their estimates of fair value. Refer to NOTE 6, “Goodwill and Other Intangible Assets” for further information.

Other intangible assets have both indefinite and finite useful lives. Intangible assets with indefinite useful lives, such as the Allison Transmission trade name and in-process research and development, are not amortized but are tested annually for impairment, or more often if events or circumstances change that could cause intangible assets with indefinite useful lives to become impaired. The Company has elected to perform its annual indefinite lived intangible assets impairment test on October 31 of every year and follow a similar multi-step impairment test to that performed on goodwill. Events or circumstances that could unfavorably impact the key assumptions include lower net sales driven by market conditions, the Company's inability to execute on growth strategies or marketing programs, delay in introduction of new products and higher discount rate as a result of market conditions. While unpredictable and inherently uncertain, the Company believes the forecast estimates are reasonable and incorporate those assumptions that similar market participants would use in their estimates of fair value. After reviewing various qualitative factors, the Company’s annual 2020 indefinite lived intangible assets impairment test indicated that the fair value of the Company’s indefinite lived intangible assets more likely than not exceeded their carrying value, indicating no impairment. Refer to NOTE 6, “Goodwill and Other Intangible Assets” for further information.

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

Deferred Financing Costs

The debt issuance costs related to line-of-credit arrangements is presented as a component of other non-current assets. The debt issuance costs related to other types of debt instruments such as notes and loans are presented as a component of long-term debt. Deferred financing costs continue to be amortized over the life of the related debt using the effective interest method. Amortization of deferred financing costs is recorded as part of interest expense and totaled $4 million, $5 million and $6 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Revenue Recognition

The Company records sales as each distinct performance obligation within a contract is satisfied. The Company sells extended transmission coverage (“ETC”) for which sales are deferred. ETC sales are recognized ratably over the period of coverage, which typically ranges from one to five years after the standard warranty coverage ends. Costs associated with ETC programs are recorded as incurred during the extended period. Distributor and customer sales incentives, consisting of allowances and other rebates, are recorded as a reduction to Net sales when it is determined that the adjustment is not likely to reverse, historically on a quarterly basis. Incentive programs are generally product specific or region specific. Some factors used in estimating when an adjustment is not likely to reverse are the number of transmissions that will be affected by the incentive program and rate of acceptance of any incentive program.

Sales under U.S. government production contracts are recognized at the point in time when control passes to the customer, or when the U.S. government accepts the transmission and is able to direct its use in certain bill-and-hold arrangements. Deferred revenue arises from cash received in advance of the culmination of the earnings process and is recognized as revenue in future periods when the applicable revenue recognition criteria have been met. Under the terms of previous U.S. government contracts, there were certain price reduction clauses and provisions for potential price reductions which were estimated at the time of sale based upon the Company’s history and experience and were recorded as a reduction to Net sales. Potential reductions may be attributed to a change in projected sales volumes or plant efficiencies which impact overall costs. The Company had $56 million recorded in the price reduction reserve account as of each of December 31, 2020 and 2019.

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

The Company contracts with various third parties to provide engineering services. These services are recorded as Net sales in accordance with the terms of the contract. The saleable engineering recorded was $16 million, $11 million and $3 million for the years ended December 31, 2020, 2019 and 2018, respectively. The associated costs are recorded in Cost of sales.

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

Stock-Based Compensation

In March 2015, the Company’s Board of Directors adopted and, in May 2015, the Company’s stockholders approved the Allison Transmission Holdings, Inc. 2015 Equity Incentive Award Plan (“2015 Plan”), which became effective on May 14, 2015. Under the 2015 Plan, certain employees (including executive officers), consultants and directors are eligible to receive equity-based compensation, including non-qualified stock options, incentive stock options, restricted stock, dividend equivalents, stock payments, restricted stock units (“RSUs”), performance awards, stock appreciation rights and other equity-based awards, or any combination thereof. The 2015 Plan limits the aggregate number of shares of common stock available for issue to 15 million and will expire on, and no option or other equity award may be granted pursuant to the 2015 Plan after, the tenth anniversary of the date the 2015 Plan was approved by the Board of Directors.

Prior to the adoption of the 2015 Plan, the Company’s equity-based awards were granted under the Allison Transmission Holdings, Inc. 2011 Equity Incentive Award Plan (“Prior Plan”). As of the effective date of the 2015 Plan, no new awards will be granted under the Prior Plan, but the Prior Plan will continue to govern the equity awards issued under the Prior Plans.

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

RSUs were granted to certain employees and directors at fair market value on the date of grant. The restrictions lapse upon continued performance by the RSU holder on the vest date which generally occurs over one, two or three years. RSU incentive compensation expense recorded was $6 million, $5 million and $5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Performance-based awards, including performance units, were granted to certain employees at fair value at the date of grant. The Company records the fair value of each performance-based award based on a Monte-Carlo pricing model. Performance-based award incentive compensation expense recorded was $9 million, $6 million and $6 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Stock options were granted to certain employees at fair value on the date of grant using a Black-Scholes option pricing model. Stock option incentive compensation expense recorded was $2 million for each of the years ended December 31, 2020, 2019 and 2018.

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

The benefit cost components shown in the Consolidated Statements of Comprehensive Income are based upon various actuarial assumptions and methodologies as prescribed by authoritative accounting guidance. These assumptions include discount rates, expected return on plan assets, health care cost trend rates, inflation, rate of compensation increases, population demographics, mortality rates and other factors. The Company reviews all actuarial assumptions on an annual basis. Changes in key economic indicators can change these assumptions. These assumptions, along with the actual value of assets at the measurement date, will impact the calculation of pension expenses for the following year.

Recently Adopted Accounting Pronouncements

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

In August 2018, the FASB issued authoritative accounting guidance amending disclosure requirements for the Company's defined benefit pension plans and other postretirement benefit plan. The Company adopted this guidance using a retrospective approach effective January 1, 2020. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

In March 2020, the FASB issued authoritative accounting guidance regarding highly effective cash flow hedges affected by reference rate reform, which guidance was subsequently amended. The guidance allows the Company to continue to classify its interest rate hedges as highly effective subsequent to reference rate reform under certain circumstances. The Company adopted this guidance effective January 1, 2021 and will apply the guidance prospectively on all applicable transactions through December 31, 2022. Management expects to be able to elect the optional expedient within this guidance upon the Company’s transition from London Interbank Offered Rate (“LIBOR”) to an alternative reference rate. The election of the optional expedient is expected to allow for the continuation of the existing contract with no impact on the Company’s consolidated financial statements.

In December 2019, the FASB issued authoritative accounting guidance to simplify the accounting for income taxes. The guidance identifies specific exceptions to be removed from the calculation and reporting of income taxes. The Company adopted this guidance effective January 1, 2021. The adoption of this guidance will not have a material impact on the Company's consolidated financial statements.

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

The Company may also use volume based discounts and rebates as marketing incentives in the sales of both vehicle propulsion solutions and service parts, which are accounted for as variable consideration. The Company records the impact of the incentives as a reduction to revenue when it is determined that the adjustment is not likely to reverse, historically on a quarterly basis. The Company estimates the impact of all other incentives based on the related sales and market conditions in the end market vocation. The Company recorded no material adjustments based on variable consideration during the years ended December 31, 2020 and 2019.

Net sales are made on credit terms, generally 30 days, based on an assessment of the customer’s creditworthiness. For certain goods or services, the Company receives consideration prior to satisfying the related performance obligation. Such consideration is recorded as a contract liability in current and non-current deferred revenue as of December 31, 2020 and December 31, 2019. See NOTE 11, “Deferred Revenue” for more information including the amount of revenue earned during the year ended December 31, 2020 that had been previously deferred. The Company had no material contract assets as of December 31, 2020 and 2019.

The Company has one operating segment and reportable segment. The Company is in one line of business, which is the manufacture and distribution of vehicle propulsion solutions. The following presents disaggregated revenue by categories that best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors (dollars in millions):

	Year ended December 31, 2020	Year ended December 31, 2019
North America On-Highway	$1,081	$1,474
North America Off-Highway	13	30
Defense	182	151
Outside North America On-Highway	280	390
Outside North America Off-Highway	61	109
Service Parts, Support Equipment and Other	464	544
Total Net Sales	$2,081	$2,698

Disaggregated revenue by end market is further described as follows:

North America On-Highway

Revenue from the North America On-Highway end market is driven by the sale of transmissions to Original Equipment Manufacturers (“OEMs”), distributors and dealers that install the product into Class 4-5, Class 6-7 and Class 8 straight trucks, conventional transit, shuttle and coach buses, school buses and motorhome applications. Revenue from the North America On-Highway end market also includes the sale of electric hybrid and fully electric propulsion solutions. Revenue is recognized at the point in time when control passes to the customer, which is based on shipping terms when the order is fulfilled by the Company.

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

Revenue is recognized on sales of service parts, support equipment and aluminum die cast components at the point in time when control passes to the customer, which is based on shipping terms when the order is fulfilled by the Company.

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

NOTE 4.   INVENTORIES

Inventories consisted of the following components (dollars in millions):

	December 31, 2020	December 31, 2019
Purchased parts and raw materials	$101	$101
Work in progress	15	17
Service parts	41	51
Finished goods	24	30
Total inventories	$181	$199

Inventory components shipped to third parties, primarily cores, parts to re-manufacturers, and parts to contract manufacturers, which the Company has an obligation to buy back, are included in purchased parts and raw materials, with an offsetting liability in other current liabilities. See NOTE 14, “Other Current Liabilities” for more information.

NOTE 5.   PROPERTY, PLANT AND EQUIPMENT

The cost and accumulated depreciation of property, plant and equipment are as follows (dollars in millions):

	December 31, 2020	December 31, 2019
Land and land improvements	$26	$25
Buildings and building improvements	423	342
Machinery and equipment	783	722
Software	175	163
Special tooling	223	202
Construction in progress	54	141
Total property, plant and equipment	1,684	1,595
Accumulated depreciation	(1,046)	(979)
Property, plant and equipment, net	$638	$616

Depreciation of property, plant and equipment was $96 million, $81 million and $77 million for the years ended December 31, 2020, 2019 and 2018, respectively.

NOTE 6.   GOODWILL AND OTHER INTANGIBLE ASSETS

As of December 31, 2020 and 2019, the carrying amount of the Company’s Goodwill was $2,064 million and $2,041 million, respectively.

The following presents a summary of other intangible assets (dollars in millions):

	December 31, 2020			December 31, 2019
	Intangible assets, gross	Accumulated amortization	Intangible assets, net	Intangible assets, gross	Accumulated amortization	Intangible assets, net
Other intangible assets:
Trade name	$791	$—	$791	$791	$—	$791
In process research and development	25	—	25	50	—	50
Customer relationships – commercial	839	(708)	131	839	(664)	175
Proprietary technology	478	(477)	1	481	(473)	8
Customer relationships – defense	62	(47)	15	62	(44)	18
Total	$2,195	$(1,232)	$963	$2,223	$(1,181)	$1,042

Amortization of intangible assets was $52 million, $86 million and $87 million for the years ended December 31, 2020, 2019 and 2018, respectively.

As of December 31, 2020 and 2019, the net carrying value of the Company’s Goodwill and Other intangible assets, net was $3,027 million and $3,083 million, respectively. The Company’s 2020 annual goodwill impairment test indicated that the fair value of the reporting unit exceeded its carrying value, indicating no impairment. The Company's 2020 annual indefinite lived intangible assets impairment test indicated that the fair value of the Company’s indefinite lived intangible assets exceeded their carrying value, indicating no impairment.

Amortization expense related to other intangible assets for the next five years is expected to be (dollars in millions):

	2021	2022	2023	2024	2025
Amortization expense	$46	$45	$43	$8	$4

The following presents a summary of the changes in goodwill of the Company’s single operating and reporting segment (dollars in millions):

Allison Transmission, Inc.
Balance at December 31, 2018	$1,941
Acquisitions	100
Net current period impact to goodwill	$100
Balance at December 31, 2019	$2,041
Measurement period adjustments	26
Foreign currency translation	1
Walker Die Casting net working capital settlement	(4)
Net current period impact to goodwill	$23
Balance at December 31, 2020	$2,064

See NOTE 25, “Acquisitions” for more information on the impact of the three acquisitions to the Company’s consolidated financial statements.

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

Level 3 — Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At each balance sheet date, the Company performs an analysis of all instruments subject to authoritative accounting guidance and includes, in Level 3, all of those whose fair value is based on significant unobservable inputs. As of December 31, 2020 and 2019, the Company did not have any Level 3 financial assets or liabilities.

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

The following table summarizes the fair value of the Company’s financial assets and (liabilities) as of December 31, 2020 and 2019 (dollars in millions):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		TOTAL
	2020	2019	2020	2019	2020	2019
Cash equivalents	$160	$70	$—	$—	$160	$70
Derivative liabilities, net	—	—	(60)	(34)	(60)	(34)
Rabbi trust assets	17	12	—	—	17	12
Deferred compensation obligation	(17)	(12)	—	—	(17)	(12)
Total	$160	$70	$(60)	$(34)	$100	$36

NOTE 8.   DEBT

Long-term debt and maturities are as follows (dollars in millions):

	December 31, 2020	December 31, 2019
Long-term debt:
Senior Notes, fixed 5.0%, due 2024	$—	$1,000
Senior Secured Credit Facility Term Loan, variable, due 2026	638	644
Senior Notes, fixed 4.75%, due 2027	400	400
Senior Notes, fixed 5.875%, due 2029	500	500
Senior Notes, fixed 3.75%, due 2031	1,000	—
Total long-term debt	$2,538	$2,544
Less: current maturities of long-term debt	6	6
deferred financing costs, net (see NOTE 2)	25	26
Total long-term debt, net	$2,507	$2,512

Principal payments required on long-term debt during the next five years are as follows:

(dollars in millions)	2021	2022	2023	2024	2025
Payments	$6	$6	$6	$6	$6

As of December 31, 2020, the Company had $2,538 million of indebtedness associated with Allison Transmission, Inc.’s (“ATI”), the Company’s wholly-owned subsidiary, ATI’s 4.75% Senior Notes due October 2027 (“4.75% Senior Notes”), ATI’s 5.875% Senior Notes due June 2029 (“5.875% Senior Notes”), ATI’s 3.75% Senior Notes due January 2031 (“3.75% Senior Notes” and, together with the 4.75% Senior Notes and 5.875% Senior Notes, the “Senior Notes”) and the Second Amended and Restated Credit Agreement dated as of March 29, 2019, as amended (the “Credit Agreement”), governing ATI’s new term loan facility in the amount of $638 million due March 2026 (“New Term Loan”) and ATI’s new revolving credit facility with commitments in the amount of $650 million due September 2025 (“New Revolving Credit Facility” and, together with the New Term Loan, the “New Senior Secured Credit Facility”).

The fair value of the Company’s long-term debt obligations as of December 31, 2020 was $2,635 million. The fair value is based on quoted Level 2 market prices of the Company’s debt as of December 31, 2020. It is not expected that the Company would be able to repurchase a significant amount of its debt at these levels. The difference between the fair value and carrying value of the long-term debt is driven primarily by trends in the financial markets.

New Senior Secured Credit Facility

In March 2019, the Company and ATI entered into the Credit Agreement to reduce the commitments under the prior term loan due 2022 (“Prior Term Loan”) by $500 million and increase the commitments under the prior $550 million revolving credit facility due 2021 (“Prior Revolving Credit Facility” and, together with the Prior Term Loan, the “Prior Senior Secured Credit Facility”) by $50 million. The New Senior Secured Credit Facility also extended the maturity of the Prior Term Loan from 2022 to 2026 and extended the Prior Revolving Credit Facility termination date from 2021 to 2024. The New Senior Secured Credit Facility replaced the Prior Senior Secured Credit Facility, including the Prior Term Loan and Prior Revolving Credit Facility, on March 29, 2019. The Credit Agreement was treated as a modification to the Prior Senior Secured Credit Facility under GAAP, and thus the Company expensed $5 million of prior deferred financing fees and $1 million of related third party fees in the Consolidated Statement of Comprehensive Income for the year ended December 31, 2019 and recorded $5 million as new deferred financing fees in the Consolidated Balance Sheet in the first quarter of 2019.

In October 2019, the Company and ATI entered into an amendment to the Credit Agreement with the New Term Loan lenders under its New Senior Secured Credit Facility to lower the applicable margins on the New Term Loan by 0.25%. The October 2019 amendment was treated as a modification to the New Senior Secured Credit Facility under GAAP.

In November 2020, the Company and ATI entered into an amendment to the Credit Agreement to increase the commitments under the New Revolving Credit Facility by $50 million to $650 million. The amendment also extended the New Revolving Credit Facility termination date from September 2024 to September 2025.

The borrowings under the New Senior Secured Credit Facility are collateralized by a lien on substantially all assets of the Company, ATI and each of the existing and future U.S. subsidiary guarantors, with certain exceptions set forth in the Credit Agreement, and ATI’s capital stock and all of the capital stock or other equity interests held by the Company, ATI and each of ATI’s existing and future U.S. subsidiary guarantors (subject to certain limitations for equity interest of foreign subsidiaries and other exceptions set forth in the Credit Agreement). Interest on the New Term Loan, as of December 31, 2020, is either (a) 1.75% over a LIBOR rate on deposits in U.S. dollars for one-, two-, three- or six-month periods (or twelve-month or shorter periods if, at the time of the borrowing, available from all relevant lenders) (the "LIBOR Rate"), or (b) 0.75% over the greater of the prime lending rate as quoted by the administrative agent, the LIBOR Rate for an interest period of one month plus 1.00% and the federal funds effective rate published by the Federal Reserve Bank of New York plus 0.50%, subject to a 1.00% floor (the "Base Rate"). As of December 31, 2020, the Company elected to pay the lowest all-in rate of LIBOR plus the applicable margin, or 1.90%, on the New Term Loan. The Credit Agreement requires minimum quarterly principal payments on the New Term Loan starting with the fiscal quarter which ended September 30, 2019, as well as prepayments from certain net cash proceeds of non-ordinary course asset sales and casualty and condemnation events, the incurrence of certain debt and from a percentage of excess cash flow, if applicable. The minimum required quarterly principal payment on the New Term Loan through its maturity date of March 2026 is $2 million. As of December 31, 2020, there had been no payments required for certain net cash proceeds of non-ordinary course asset sales and casualty and condemnation events. The remaining principal balance is due upon maturity.

The New Senior Secured Credit Facility also provides a New Revolving Credit Facility, net of an allowance for up to $75 million in outstanding letters of credit commitments. Throughout the year ended December 31, 2020, the Company made periodic withdrawals and payments on the New Revolving Credit Facility as part of the Company's debt and cash management plans. The maximum amount outstanding at any time during the year ended December 31, 2020 was $500 million. As of December 31, 2020, the Company had $645 million available under the New Revolving Credit Facility, net of $5 million in letters of credit. Borrowings under the New Revolving Credit Facility bear interest at a variable base rate plus an applicable margin based on the Company’s first lien net leverage ratio. When the Company’s first lien net leverage ratio is above 4.00x, interest on the New Revolving Credit Facility is (a) 0.75% over the Base Rate or (b) 1.75% over the LIBOR Rate; when the Company’s first lien net leverage ratio is equal to or less than 4.00x and above 3.50x, interest on the New Revolving Credit Facility is (i) 0.50% over the Base Rate or (ii) 1.50% over the LIBOR Rate; and when the Company’s first lien net leverage ratio is equal to or below 3.50x, interest on the New Revolving Credit Facility is (y) 0.25% over the Base Rate or (z) 1.25% over the LIBOR Rate. As of December 31, 2020, the applicable margin for the New Revolving Credit Facility was 1.25%. In addition, there is an annual commitment fee, based on the Company’s first lien net leverage ratio, on the average unused revolving credit borrowings available under the New Revolving Credit Facility. As of December 31, 2020, the commitment fee is 0.25%. Borrowings under the New Revolving Credit Facility are payable at the option of the Company throughout the term of the New Senior Secured Credit Facility with the balance due in September 2025.

The New Senior Secured Credit Facility requires the Company to maintain a specified maximum first lien net leverage ratio of 5.50x when revolving loan commitments remain outstanding on the New Revolving Credit Facility at the end of a fiscal quarter. As of December 31, 2020, the Company had no amounts outstanding under the New Revolving Credit Facility; however, the Company would have been in compliance with the maximum first lien net leverage ratio, achieving a 0.45x ratio. Additionally, within the terms of the New Senior Secured Credit Facility, a first lien net leverage ratio at or below 4.00x results in the elimination of excess cash flow payments on the New Senior Secured Credit Facility for the applicable year.

In addition, the Credit Agreement, among other things, includes customary restrictions (subject to certain exceptions) on the Company’s ability to incur certain indebtedness, grant certain liens, make certain investments, engage in acquisitions, consolidations and mergers, declare or pay certain dividends or repurchase shares of the Company’s common stock. As of December 31, 2020, the Company was in compliance with all covenants under the Credit Agreement.

5.0% Senior Notes

In November 2020, ATI redeemed all of its outstanding 5.0% Senior Notes due 2024 (“5.0% Senior Notes”), at the redemption price equal to 101.25% of the principal amount plus any accrued and unpaid interest, using the proceeds from the issuance of the 3.75% Senior Notes and cash on hand, resulting in a loss (the premium between the purchase price of the 5.0% Senior Notes and the face value of such notes) of $19 million including the deferred financing fees written off.

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

The 4.75% Senior Notes are unsecured and are guaranteed by each of ATI’s domestic subsidiaries that is a borrower under or guarantees the New Senior Secured Credit Facility and are unconditionally guaranteed, jointly and severally, by any of ATI’s future domestic subsidiaries that are borrowers under or guarantee the New Senior Secured Credit Facility. None of ATI’s domestic subsidiaries currently guarantee its obligations under the New Senior Secured Credit Facility, and therefore none of ATI’s domestic subsidiaries currently guarantee the 4.75% Senior Notes. The indenture governing the 4.75% Senior Notes contains negative covenants restricting or limiting the Company’s ability to, among other things: incur or guarantee additional indebtedness, incur liens, pay dividends on, redeem or repurchase the Company’s capital stock, make certain investments, permit payment or dividend restrictions on certain of the Company’s subsidiaries, sell assets, engage in certain transactions with affiliates, and consolidate or merge or sell all or substantially all of the Company’s assets. As of December 31, 2020, the Company was in compliance with all covenants under the indenture governing the 4.75% Senior Notes.

5.875% Senior Notes

In March 2019, ATI completed an offering of $500 million of the 5.875% Senior Notes. The 5.875% Senior Notes were offered in a private placement exempt from registration under the Securities Act of 1933, as amended. The net proceeds from the offering, together with borrowings under the New Senior Secured Credit Facility and cash on hand, were used to repay all of the outstanding borrowings under the Prior Term Loan plus accrued and unpaid interest and related transaction expenses. As a result of the offering, the Company recorded $6 million as deferred financing fees in the Consolidated Balance Sheet in the first quarter of 2019.

ATI may from time to time seek to retire the 5.875% Senior Notes through cash purchase and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, contractual redemptions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. Prior to June 1, 2022, ATI may redeem up to 40% of the 5.875% Senior Notes by paying a price equal to 105.875% of the principal amount being redeemed. Prior to June 1, 2024, ATI may redeem some or all of the 5.875% Senior Notes by paying a price equal to 100.00% of the principal amount being redeemed, plus an “applicable premium”. At any time on or after June 1, 2024, ATI may redeem some or all of the 5.875% Senior Notes at specified redemption prices in the governing indenture.

The 5.875% Senior Notes are unsecured and are guaranteed by each of ATI’s domestic subsidiaries that is a borrower under or guarantees the New Senior Secured Credit Facility and are unconditionally guaranteed, jointly and severally, by any of ATI’s future domestic subsidiaries that are borrowers under or guarantee the New Senior Secured Credit Facility. None of ATI’s domestic subsidiaries currently guarantee its obligations under the New Senior Secured Credit Facility, and therefore none of ATI’s domestic subsidiaries currently guarantee the 5.875% Senior Notes. The indenture governing the 5.875% Senior Notes contains negative covenants restricting or limiting the Company’s ability to, among other things: incur or guarantee additional indebtedness, incur liens, pay dividends on, redeem or repurchase the Company’s capital stock, make certain investments, permit payment or dividend restrictions on certain of the Company’s subsidiaries, sell assets, engage in certain transactions with affiliates, and consolidate or merge or sell all or substantially all of the Company’s assets. As of December 31, 2020, the Company was in compliance with all covenants under the indenture governing the 5.875% Senior Notes.

3.75% Senior Notes

In November 2020, ATI completed an offering of $1,000 million of the 3.75% Senior Notes. The 3.75% Senior Notes were offered in a private placement exempt from registration under the Securities Act of 1933, as amended. The net proceeds from the offering, together with cash on hand, were used to redeem all of the outstanding 5.0% Senior Notes plus accrued and unpaid interest and related transaction expenses. As a result of the offering, the Company recorded $10 million as deferred financing fees in the Consolidated Balance Sheet as of December 31, 2020.

ATI may from time to time seek to retire the 3.75% Senior Notes through cash purchase and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, contractual redemptions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. Prior to January 30, 2024, ATI may redeem up to 40% of the 3.75% Senior Notes by paying a price equal to 103.750% of the principal amount being redeemed. Prior to January 30, 2026, ATI may redeem some or all of the 3.75% Senior Notes by paying a price equal to 100.00% of the principal amount being redeemed, plus an “applicable premium”. At any time on or after January 30, 2026, ATI may redeem some or all of the 3.75% Senior Notes at specified redemption prices in the governing indenture.

The 3.75% Senior Notes are unsecured and are guaranteed by each of ATI’s domestic subsidiaries that is a borrower under or guarantees the New Senior Secured Credit Facility and are unconditionally guaranteed, jointly and severally, by any of ATI’s future domestic subsidiaries that are borrowers under or guarantee the New Senior Secured Credit Facility. None of ATI’s domestic subsidiaries currently guarantee its obligations under the New Senior Secured Credit Facility, and therefore none of ATI’s domestic subsidiaries currently guarantee the 3.75% Senior Notes. The indenture governing the 3.75% Senior Notes contains negative covenants restricting or limiting the Company’s ability to, among other things: incur or guarantee additional indebtedness, incur liens, pay dividends on, redeem or repurchase the Company’s capital stock, make certain investments, permit payment or dividend restrictions on certain of the Company’s subsidiaries, sell assets, engage in certain transactions with affiliates, and consolidate or merge or sell all or substantially all of the Company’s assets. As of December 31, 2020, the Company was in compliance with all covenants under the indenture governing the 3.75% Senior Notes.

NOTE 9.   DERIVATIVES

The Company is subject to interest rate risk related to the New Senior Secured Credit Facility and enters into interest rate swaps that are based on LIBOR to manage a portion of this exposure. The interest rate swaps are designated as cash flow hedges that qualify for hedge accounting under the hypothetical derivative method. Fair value adjustments are recorded as a component of AOCL in the Consolidated Balance Sheets. Balances in AOCL are reclassified to earnings when transactions related to the underlying risk are settled. During the first quarter of 2019, the Company entered into $250 million of interest rate swaps and designated them as cash flow hedges under the hypothetical derivative method. As of December 31, 2020, the Company held interest rate swaps effective from (i) September 2019 to September 2022 with notional values totaling $250 million and a weighted average LIBOR fixed rate of 3.01%, (ii) from September 2019 to September 2025 with notional values totaling $250 million and a weighted average LIBOR fixed rate of 3.04% and (iii) September 2022 to September 2025 with notional values totaling $250 million and a weighted average LIBOR fixed rate of 2.82%. See NOTE 7, “Fair Value of Financial Instruments” for information regarding the fair value of the Company’s interest rate swaps.

The following tabular disclosures further describe the Company’s interest rate derivatives qualifying and designated for hedge accounting and their impact on the financial condition of the Company (dollars in millions):

	December 31, 2020		December 31, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other current liabilities	$14	Other current liabilities	$7
	Other non-current liabilities	46	Other non-current liabilities	27
Total derivatives designated as hedging instruments		$60		$34

The balance of derivative losses recorded in AOCL as of December 31, 2020 and 2019 was $60 million and $34 million, respectively. During the year ended December 31, 2020, the Company reclassified $11 million from AOCL to earnings, which was recorded as Interest expense, net on the Consolidated Statements of Comprehensive Income. The Company had $14 million of derivative losses recorded in AOCL expected to be reclassified to earnings within the next twelve months as of December 31, 2020. See NOTE 17, “Accumulated Other Comprehensive Loss” for information regarding activity recorded as a component of AOCL during the year ended December 31, 2020.

NOTE 10.   PRODUCT WARRANTY LIABILITIES

As of December 31, 2020, the current and non-current product warranty liabilities were $36 million and $30 million, respectively. As of December 31, 2019, the current and non-current product warranty liabilities were $24 million and $28 million, respectively. Product warranty liability activities consist of the following (dollars in millions):

	Year ended December 31, 2020	Year ended December 31, 2019	Year ended December 31, 2018
Beginning balance	$52	$66	$55
Payments	(32)	(26)	(32)
Increase in liability (warranty issued during period)	15	21	38
Net adjustments to liability	31	(9)	5
Ending balance	$66	$52	$66

The adjustments to the total liability in 2020, 2019 and 2018 were the result of general changes in estimates for various products and specific field action programs as additional claims data and field information became available.

During the third quarter of 2020, the Company recorded a $23 million product warranty adjustment to address a transmission performance issue associated with shift quality in a defined population of products. As a result of this performance issue, the Company created a field action program in 2019 dedicated to the defined population of products and reviewed, assessed and made adjustments to the liability on a quarterly basis. The product warranty adjustment during the third quarter of 2020 was the result of additional claims data and field information becoming available.

NOTE 11.   DEFERRED REVENUE

As of December 31, 2020, the current and non-current deferred revenue were $34 million and $109 million, respectively. As of December 31, 2019, the current and non-current deferred revenue were $35 million and $104 million, respectively. Deferred revenue activity consists of the following (dollars in millions):

	Year ended December 31, 2020	Year ended December 31, 2019	Year ended December 31, 2018
Beginning balance	$139	$122	$110
Increases	40	55	52
Revenue earned	(36)	(38)	(40)
Ending balance	$143	$139	$122

Deferred revenue recorded in current and non-current liabilities related to ETC as of December 31, 2020 were $28 million and $88 million, respectively. Deferred revenue recorded in current and non-current liabilities related to ETC as of December 31, 2019 were $29 million and $84 million, respectively.

NOTE 12.   LEASES

Lessee Accounting

Contracts are assessed by the Company to determine if the contract conveys the right to control an identified asset in exchange for consideration during a period of time. The Company classifies all identified leases as either operating or finance leases. As of December 31, 2020, the Company was not a party to any finance leases. Contracts that contain leases are assessed to determine if the consideration in the contract is related to a lease component, non-lease component or other components not related to the lease. Lease components are recorded as right-of-use (“ROU”) assets and lease liabilities while any non-lease component is expensed as incurred. The consideration in the contract related to other components not related to the lease is allocated among the lease component and the non-lease component, as applicable, based on the stand-alone selling price of the lease and non-lease components.

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

The Company's lease liability is determined by discounting the future cash flows over the lease period. The Company determines its discount rates by utilizing current secured financing rates based on the length of the lease period plus the Company's margin over LIBOR on the New Term Loan. The Company believes this rate effectively represents a borrowing rate the Company could obtain on a debt instrument possessing similar terms as the lease. Any lease liability is classified between current and non-current liabilities based on the terms of the underlying leases. The weighted average discount rate on operating leases as of December 31, 2020 and 2019 was 4.37% and 4.36%, respectively.

As of December 31, 2020, the Company recorded current and non-current operating lease liabilities of $4 million and $17 million, respectively. As of December 31, 2019, the Company recorded current and non-current operating lease liabilities of $5 million and $18 million, respectively. The following table reconciles total operating lease liabilities as of December 31, 2020 to future undiscounted cash flows for operating leases:

December 31, 2020
2021	$5
2022	4
2023	3
2024	2
2025	1
Thereafter	8
Total lease payments	$23
Less: Interest	2
Present value of lease liabilities	$21

ROU assets are calculated as the related lease liability adjusted for lease incentives, prepayments and the effect of escalating lease payments on period expense. The below table depicts the ROU assets held by the Company based on the underlying asset:

December 31, 2020
Buildings	$19
Land	1
Vehicles	1
Equipment	—
Total right-of-use assets	$21

The weighted average remaining lease term as of December 31, 2020 and December 31, 2019 was 7.61 years and 7.70 years, respectively.

Operating lease expense was $6 million and $5 million for the years ended December 31, 2020 and 2019, respectively, and was recorded within Selling, general and administrative expense and Engineering - research and development on the Company's Consolidated Statements of Comprehensive Income. There was no short-term operating lease expense for the year ended December 31, 2020 and 2019. Rent expense under prior accounting guidance for non-cancelable operating leases was $5 million for the year ended December 31, 2018.

The calculation of the Company's ROU assets and lease liabilities did not include cash consideration as of December 31, 2020 and 2019. During the years ended December 31, 2020 and 2019, the Company recorded $2 million and $14 million, respectively, of new ROU assets obtained in exchange for lease obligations.

NOTE 13.   OTHER (EXPENSE) INCOME, NET

Other (expense) income, net consists of the following (dollars in millions):

	Years ended December 31,
	2020	2019	2018
Post-retirement benefit plan amendment credits	$13	$11	$12
Expenses related to long-term debt refinancing	(13)	(1)	—
Vendor settlements	—	—	(4)
Other	(4)	—	(5)
Total	$(4)	$10	$3

NOTE 14.   OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (dollars in millions):

	As of December 31, 2020	As of December 31, 2019
Payroll and related costs	$47	$87
Sales allowances	20	32
Vendor buyback obligation	16	16
Derivative liabilities	14	7
Accrued interest payable	12	21
Taxes payable	11	12
Lease liability	4	5
Non-trade payables	2	2
Construction liability	1	4
Vendor liability	1	3
Other accruals	12	13
Total	$140	$202

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

The charge to expense for the Company’s defined contribution retirement savings plans was $12 million, $11 million and $9 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The Company is also responsible for OPEB costs (medical, dental, vision, and life insurance) for hourly employees hired prior to May 19, 2008, excluding those employees eligible to retire at the time of the sale of the Company. Post-retirement benefit costs consist of service cost and interest cost on accrued obligations. Actuarial gains and losses on liabilities and any prior service costs are charged (or credited) to income over the average remaining service lives of employees. The benefit cost components shown in the Consolidated Statements of Comprehensive Income are based upon certain data specific to the Company, actuarial assumptions that were used for OPEB accounting disclosures, and certain allocation methodologies such as population demographics. The plan is unfunded and any future payments will be funded by the Company’s operating cash flows. As of

December 31, 2020 and 2019, the Company had an estimated OPEB liability for hourly employees hired prior to May 19, 2008, excluding those employees eligible to retire at the time of the sale of the Company, of $107 million and $94 million, respectively.

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

Information about the net periodic benefit cost (credit) and other changes recognized in AOCL for the pension and post-retirement benefit plans is as follows (dollars in millions):

	Pension Plans			Post-retirement Benefits
	Year ended December 31, 2020	Year ended December 31, 2019	Year ended December 31, 2018	Year ended December 31, 2020	Year ended December 31, 2019	Year ended December 31, 2018
Net Periodic Benefit Cost (Credit):
Service cost	$10	$10	$12	$1	$1	$1
Interest cost	6	7	6	3	4	4
Expected return on assets	(9)	(9)	(8)	—	—	—
Settlement loss	2	—	—	—	—	—
Prior service credit	—	—	—	(14)	(13)	(13)
Net Periodic Benefit Cost (Credit)	$9	$8	$10	$(10)	$(8)	$(8)
Other changes recognized in other comprehensive income:
Net loss (gain)	$12	$(2)	$(2)	$12	$(1)	$(12)
Amortizations	(2)	—	—	13	13	13
Total recognized – other comprehensive loss (income)	$10	$(2)	$(2)	$25	$12	$1

The components of net periodic benefit costs other than the service cost component are included in Other (expense) income, net in the Consolidated Statements of Comprehensive Income.

The voluntary and involuntary separation programs in the second quarter of 2020 resulted in a one-time, non-cash settlement charge of $2 million recorded in Other (expense) income, net in the Consolidated Statements of Comprehensive Income.

The table below provides the weighted-average actuarial assumptions used to determine the net periodic benefit cost (credit).

	Pension Plans			Post-retirement Benefits
	Year ended December 31, 2020	Year ended December 31, 2019	Year ended December 31, 2018	Year ended December 31, 2020	Year ended December 31, 2019	Year ended December 31, 2018
Discount rate	3.20%	4.20%	3.50%	3.20%	4.20%	3.60%
Rate of compensation increase (salaried)	3.00%	3.00%	3.00%	N/A	N/A	N/A
Expected return on assets	4.00%	4.50%	4.50%	N/A	N/A	N/A

The table below provides the weighted-average actuarial assumptions used to determine the benefit obligations of the Company’s plans.

	Pension Plans		Post-retirement Benefits
	As of December 31,
	2020	2019	2020	2019
Discount rate	2.30%	3.20%	2.40%	3.20%
Rate of compensation increase (salaried)	3.00%	3.00%	N/A	N/A

The Company’s pension and OPEB costs are calculated using various actuarial assumptions and methodologies as prescribed by authoritative accounting guidance. These assumptions include discount rates, expected return on plan assets, health care cost trend rates, inflation, rate of compensation increases, mortality rates and other factors. The Company reviews all actuarial assumptions on an annual basis and in the case of remeasurement.

The discount rate is used to determine the present value of the Company’s benefit obligations. The Company’s discount rate is determined by matching the plans’ projected cash flows to a yield curve based on long-term, fixed income debt instruments available as of the measurement date of December 31, 2020.

The overall expected rate of return on plan assets is based upon historical and expected future returns consistent with the expected benefit duration of the plan for each asset group adjusted for investment and administrative fees.

Health care cost trends are used to project future post-retirement benefits payable from the Company’s plans. For the Company’s December 31, 2020 obligations, future post-retirement health care costs were forecasted assuming an initial annual increase of up to 6.00%, decreasing to an annual increase of up to 4.50% by the year 2036.

The following table provides a reconciliation of the changes in the net benefit obligations and fair value of plan assets for the years ended December 31, 2020, 2019 and 2018 (dollars in millions):

	Pension Plans			Post-retirement Benefits
	Year ended December 31, 2020	Year ended December 31, 2019	Year ended December 31, 2018	Year ended December 31, 2020	Year ended December 31, 2019	Year ended December 31, 2018
Benefit Obligations:
Net benefit obligation at beginning of year	$204	$177	$181	$94	$93	$102
Service cost	10	10	12	1	1	1
Interest cost	6	7	6	3	4	4
Settlements	(12)	—	—	—	—	—
Benefits paid	(6)	(9)	(6)	(3)	(2)	(2)
Actuarial loss (gain)	33	19	(16)	12	(2)	(12)
Net benefit obligation at end of year	$235	$204	$177	$107	$94	$93
Fair Value of Plan Assets:
Fair value of plan assets at beginning of year	$217	$196	$188	$—	$—	$—
Actual return on plan assets	29	30	(6)	—	—	—
Employer contributions	—	—	20	3	2	2
Settlements	(12)	—	—	—	—	—
Benefits paid	(6)	(9)	(6)	(3)	(2)	(2)
Fair value of plan assets at end of year	$228	$217	$196	$—	$—	$—
Net Funded Status	$(7)	$13	$19	$(107)	$(94)	$(93)

The Company’s pension plan assets mostly consist of diversified equity securities and diversified debt securities. The fair values of plan assets for the Company’s pension plans as of December 31, 2020 and 2019 are as follows (dollars in millions):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		TOTAL
	2020	2019	2020	2019	2020	2019
Diversified debt securities	$14	$13	$172	$164	$186	$177
Diversified equity securities	28	24	10	10	38	34
Cash equivalents	4	6	—	—	4	6
Total	$46	$43	$182	$174	$228	$217

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

Through 2020, the Company’s investment committee has continued to evaluate the investments and take steps toward the established targets.

The following table discloses the amounts recognized in the balance sheet and in AOCL at December 31, 2020 and 2019, on a pre-tax basis (dollars in millions):

	Pension Plans		Post-retirement Benefits
	As of December 31,
	2020	2019	2020	2019
Amounts Recognized in Balance Sheet:
Noncurrent assets	$—	$13	$—	$—
Current liabilities	—	—	(3)	(3)
Noncurrent liabilities	(7)	—	(104)	(91)
Total (liability) asset	$(7)	$13	$(107)	$(94)
Accumulated Other Comprehensive Loss:
Prior service credit	$2	$3	$44	$57
Actuarial (loss) gain	(16)	(6)	(8)	4
Total	$(14)	$(3)	$36	$61

The accumulated benefit obligation for the Company’s pension plans as of December 31, 2020 and 2019 was $235 million and $199 million, respectively.

As of December 31, 2020 and 2019, the projected benefit obligation, the accumulated benefit obligation, and the fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets and for pension plans with an accumulated benefit obligation in excess of plan assets were as follows (dollars in millions):

	Hourly Plan		Salary Plan
	As of December 31,
	2020	2019	2020	2019
Plans with projected benefit obligation in excess of plan assets:
Projected benefit obligation - salary	N/A 1	N/A 1	$119	N/A 2
Fair value of plan assets - salary	N/A 1	N/A 1	$112	N/A 2
Plans with accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation - salary	N/A 1	N/A 1	$119	N/A 2
Fair value of plan assets - salary	N/A 1	N/A 1	$112	N/A 2

(1)	As of December 31, 2020 and 2019, the hourly defined pension plan had plan assets greater than the projected benefit obligation and the accumulated benefit obligation.
(2)	As of December 31, 2019, the salary defined pension plan had plan assets greater than the projected benefit obligation and the accumulated benefit obligation.

Information about expected cash flows for the Company’s pension and post-retirement benefit plans is as follows (dollars in millions):

	Pension Plans	Post-retirement Benefits
Employer Contributions:
2021 expected contributions	$—	$3
Expected Benefit Payments:
2021	11	3
2022	11	4
2023	12	4
2024	12	4
2025	13	4
2026-2030	68	23

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

The Company maintains a non-qualified deferred compensation plan (“Deferred Compensation Plan”) for a select group of management. Under the terms of the plan, the Company has utilized a rabbi trust to accumulate assets to fund its promise to pay benefits under the Deferred Compensation Plan. The rabbi trust is an irrevocable trust, which restricts any use of funds (operational or otherwise) by the Company other than to pay benefits under the Deferred Compensation Plan, and prevents immediate taxation of contributed amounts. Funds are accumulated through both employee deferrals and a Company match. Funds can be invested by the employee into a diversified group of investment options, which have been selected by the Company’s investment committee, that are all categorized as Level 1 in the fair value hierarchy. The Company match resulted in no charge to the Consolidated Statements of Comprehensive Income for any of the years ended December 31, 2020, 2019 and 2018, and the fair value of the rabbi trust plan assets and deferred compensation obligation was $17 million and $12 million as of December 31, 2020 and 2019, respectively.

NOTE 16.   INCOME TAXES

Income before income taxes included the following (dollars in millions):

	Years ended December 31,
	2020	2019	2018
U.S. income	$364	$712	$755
Foreign income	29	56	50
Total	$393	$768	$805

The provision for income tax expense was estimated as follows (dollars in millions):

	Years ended December 31,
	2020	2019	2018
Estimated current income taxes:
U.S. federal	$18	$75	$94
Foreign	6	13	9
U.S. state and local	1	11	11
Total Current	25	99	114
Deferred income tax expense, net:
U.S. federal	61	58	45
Foreign	1	—	—
U.S. state and local	7	7	7
Total Deferred	69	65	52
Total income tax expense	$94	$164	$166

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law making several changes to the U.S. tax code. The changes include, but are not limited to, increasing the threshold on the amount of deductible interest expense, allowing companies to carryback certain net operating losses, increasing the amount of net operating loss carryforwards that corporations can use to offset taxable income, and making technical changes related to the accounting of qualified improvement property. Some of the tax law changes included in the CARES Act are retroactive. The Company has reviewed and incorporated the applicable changes related to its provision for income taxes for the year ended December 31, 2020 and the effects, both individually and in the aggregate, are not material at this time.

A reconciliation of the provision for income tax expense compared with the amounts at the U.S. federal statutory rate is as follows (dollars in millions):

	Years ended December 31,
	2020	2019	2018
Tax at U.S. statutory income tax rate	$82	$161	$169
State tax expense	10	14	15
Effect of tax rate changes	5	(2)	(4)
Tax credits	(5)	(4)	(3)
Non-deductible expenses	3	(7)	(9)
Valuation allowance	2	1	2
Foreign rate differential	(2)	(1)	(4)
Other adjustments	(1)	2	—
Total income tax expense	$94	$164	$166

The effective tax rate for the years ended December 31, 2020 and 2019 was 24% and 21%.

Deferred income tax assets and liabilities as of December 31, 2020 and 2019 reflect the effect of temporary differences between amounts of assets, liabilities and equity for financial reporting purposes and the bases of such assets, liabilities and equity as measured by tax laws, as well as tax loss and tax credit carry forwards. Net deferred tax assets and liabilities are classified as non-current in the Consolidated Balance Sheets. As described above, the deferred tax assets and liabilities are measured based on the enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid.

The Company has not recognized any deferred tax liabilities associated with earnings in foreign subsidiaries, except for its subsidiary located in China, as they are intended to be permanently reinvested and used to support foreign operations or have no associated tax requirements. As of December 31, 2020, the Company has recorded a deferred tax liability of $3 million for the tax liability associated with the remittance of previously taxed income and unremitted earnings for its subsidiary located in China.

Temporary differences and carryforwards that gave rise to deferred tax assets and liabilities included the following (dollars in millions):

	As of December 31 2020	As of December 31 2019
Deferred tax assets:
Deferred revenue	$33	$28
Other accrued liabilities	26	23
Interest rate hedges	14	8
Warranty accrual	14	11
Intangibles	9	23
Stock-based compensation	9	7
Inventories	7	6
Operating loss carryforwards	6	8
Technology-related investments	4	5
Tax credits	4	—
Sales allowances and rebates	3	6
Other	13	7
Total Deferred tax assets	142	132
Valuation allowances	(12)	(10)
Deferred tax liabilities:
Goodwill	(373)	(337)
Trade name	(153)	(132)
Property, plant and equipment	(40)	(28)
Post-retirement	—	(6)
Other	(2)	(2)
Total Deferred tax liabilities	(568)	(505)
Net Deferred tax liability	$(438)	$(383)

The estimated net operating loss carryforwards as of December 31, 2020 relate solely to U.S. state net operating loss carryforwards. Substantially all state operating loss carryforwards will not expire until 2028-2031.

Management has determined, based on an evaluation of available objective and subjective evidence, that it is more likely than not that certain foreign deferred tax assets and an anticipated capital loss carryforward will not be realized; therefore these deferred tax assets are offset with a valuation allowance of $12 million as of December 31, 2020 and $10 million as of December 31, 2019.

In accordance with the FASB’s authoritative accounting guidance on accounting for income taxes, the Company records uncertain tax positions on the basis of a two-step process whereby (1) it is determined whether it is more likely than not that the tax position will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority. Based upon this process, the Company has recognized a $3 million liability for uncertain tax benefits as of December 31, 2020 and 2019. Management does not anticipate any material changes in the balance in 2021.

For the years ended December 31, 2020, 2019 and 2018, the Company recognized no interest and penalties in the Consolidated Statements of Comprehensive Income because either no uncertain tax positions were identified or the penalties and interest anticipated were not material in all the periods presented. The Company follows a policy of recording any interest or penalties in Income tax expense.

All of the Company's tax returns, once filed, will remain subject to examination by the various taxing authorities for the duration of the applicable statute of limitations (generally three years from the earlier of the date of filing or the due date of the return).

NOTE 17.   ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in components of AOCL consisted of the following (dollars in millions):

	Before Tax	Tax (Expense) Benefit	Reclassification of stranded tax effects	After Tax
Balance at December 31, 2017	$40	$(55)	$—	$(15)
Foreign currency translation	(9)	—	—	(9)
Pension and OPEB liability adjustment	1	—	—	1
Available-for-sale securities	(9)	2	—	(7)
Net current period other comprehensive (loss) income	$(17)	$2	$—	$(15)
Balance at December 31, 2018	$23	$(53)	$—	$(30)
Foreign currency translation	(3)	—	—	(3)
Pension and OPEB liability adjustment	(11)	2	9	—
Available-for-sale securities	(24)	6	(1)	(19)
Net current period other comprehensive (loss) income	$(38)	$8	$8	$(22)
Balance at December 31, 2019	$(15)	$(45)	$8	$(52)
Foreign currency translation	10	—	—	10
Pension and OPEB liability adjustment	(36)	9	—	(27)
Interest rate swaps	(26)	6	—	(20)
Net current period other comprehensive (loss) income	$(52)	$15	$—	$(37)
Balance at December 31, 2020	$(67)	$(30)	$8	$(89)

The following table shows the location in the Consolidated Statements of Comprehensive Income affected by reclassifications from AOCL (dollars in millions):

	For the year ended December 31, 2018
AOCL Components	Amount reclassified from AOCL	Affected line item in the consolidated statements of comprehensive income
Amortization of OPEB items:
Prior service credit	$13	Other (expense) income, net
Total reclassifications, before tax	13	Income before income taxes
Income tax expense	(3)	Income tax expense
Total reclassifications	$10

	For the year ended December 31, 2019
AOCL Components	Amount reclassified from AOCL	Affected line item in the consolidated statements of comprehensive income
Amortization of OPEB items:
Prior service credit	$13	Other (expense) income, net
Total reclassifications, before tax	13	Income before income taxes
Income tax expense	(3)	Income tax expense
Total reclassifications	$10

	For the year ended December 31, 2020
AOCL Components	Amount reclassified from AOCL	Affected line item in the consolidated statements of comprehensive income
Amortization of OPEB items:
Prior service credit	$14	Other (expense) income, net
Total reclassifications, before tax	14	Income before income taxes
Income tax expense	(3)	Income tax expense
Total reclassifications	$11

Prior service cost and actuarial loss are included in the computation of the Company’s net periodic benefit cost. Please see NOTE 15, “Employee Benefit Plans” for additional details.

NOTE 18.   COMMITMENTS AND CONTINGENCIES

Environmental Matters

The Company has an agreement with the Environmental Protection Agency to perform remedial activities at the Company’s Indianapolis, Indiana manufacturing facilities related to historical soil and groundwater contamination. In the fourth quarter of 2019, the EPA accepted a proposal to reduce the Company’s ongoing responsibilities for operating, monitoring and maintaining the ongoing activities resulting in the Company reducing its associated undiscounted liability to $3 million to complete the future operating, monitoring and maintenance activities over the next 30 years. As of December 31, 2020, the Company had a liability recorded in the amount of $3 million.

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

NOTE 19.   CONCENTRATION OF RISK

As of December 31, 2020 and 2019, the Company employed approximately 3,300 and 3,700 employees, respectively, with 89% and 91%, respectively, of those employees in the U.S. Approximately 47% and 45% of the Company’s U.S. employees were represented by unions and subject to a collective bargaining agreement as of December 31, 2020 and 2019, respectively. In addition, many of the hourly employees outside the U.S. are represented by various unions. The Company is currently operating under a collective bargaining agreement with UAW Local 933 that expires in November 2023.

Three customers accounted for greater than 10% of net sales within the last three years presented.

	Years ended December 31,
% of net sales	2020	2019	2018
Daimler AG	20%	20%	18%
PACCAR Inc.	11%	12%	10%
Navistar International Corporation	11%	11%	8%

No other customers accounted for more than 10% of net sales of the Company during the years ended December 31, 2020, 2019 or 2018.

Two customers accounted for greater than 10% of outstanding accounts receivable within the last two years presented.

% of accounts receivable	As of December 31, 2020	As of December 31, 2019
Daimler AG	21%	19%
Navistar International Corporation	14%	13%

No other customers accounted for more than 10% of the outstanding accounts receivable as of December 31, 2020 or December 31, 2019.

No supplier accounted for greater than 10% of materials purchased during the years ended December 31, 2020, 2019 or 2018.

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

During 2020, the Company repurchased approximately $225 million of its common stock under the Repurchase Program, leaving $827 million of authorized repurchases remaining under the Repurchase Program as of December 31, 2020.

NOTE 22.   EARNINGS PER SHARE

The Company presents both basic and diluted earnings per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted EPS is calculated by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during the reporting period that are calculated using the treasury stock method for stock-based awards. The treasury stock method assumes that the Company uses the proceeds from the exercise of awards to repurchase common stock at the average market price during the period. The assumed proceeds under the treasury stock method include the purchase price that the grantee will pay in the future and compensation cost for future service that the Company has not yet recognized. During the year ended December 31, 2020, 1 million outstanding stock options were excluded from the diluted EPS calculation because they were anti-dilutive, and during the years ended December 31, 2019 and 2018, there were no outstanding stock options excluded from the diluted EPS calculation because they were anti-dilutive. Basic and diluted EPS for the full-year is calculated using the weighted average shares of common stock outstanding during the year while quarterly basic and diluted EPS is calculated using the weighted average shares of common stock outstanding during the quarter; therefore, the sum of the four quarters’ EPS may not equal full-year EPS.

The following table reconciles the numerators and denominators used to calculate basic EPS and diluted EPS (in millions, except per share data):

	Years ended December 31,
	2020	2019	2018
Net income	$299	$604	$639
Weighted average shares of common stock outstanding	114	122	133
Dilutive effect stock-based awards	—	1	1
Diluted weighted average shares of common stock outstanding	114	123	134
Basic earnings per share attributable to common stockholders	$2.62	$4.95	$4.81
Diluted earnings per share attributable to common stockholders	$2.62	$4.91	$4.78

NOTE 23.   GEOGRAPHIC INFORMATION

The Company had the following net sales by country (dollars in millions):

	Years ended December 31,
	2020	2019	2018
United States	$1,521	$1,915	$1,922
China	87	136	127
Canada	70	104	104
Japan	66	79	101
Mexico	61	71	57
Germany	36	59	55
United Kingdom	25	35	55
South Korea	22	24	19
France	21	37	40
Netherlands	21	26	25
Other	151	212	208
Total	$2,081	$2,698	$2,713

The Company had the following net long-lived assets by country (dollars in millions):

	Years ended December 31,
	2020	2019	2018
United States	$611	$583	$427
India	12	17	24
Hungary	11	11	11
Other	4	5	4
Total	$638	$616	$466

NOTE 24.   QUARTERLY FINANCIAL INFORMATION

The following is a summary of the unaudited quarterly results of operations. The Company believes that all adjustments considered necessary for a fair presentation in accordance with GAAP have been included (unaudited, in millions, except per share data).

	Quarters ended,
	March 31	June 30	September 30	December 31
2020
Net sales	$637	$377	$532	$535
Gross profit	326	165	254	253
Operating income	215	58	128	133
Income before income taxes	181	30	98	84
Net income	139	23	77	60
Basic earnings per share	$1.20	$0.20	$0.68	$0.54
Diluted earnings per share	$1.20	$0.20	$0.68	$0.53
2019
Net sales	$675	$737	$669	$617
Gross profit	359	389	348	298
Operating income	244	259	224	165
Income before income taxes	211	229	194	134
Net income	167	181	149	107
Basic earnings per share	$1.33	$1.47	$1.24	$0.90
Diluted earnings per share	$1.32	$1.46	$1.23	$0.90

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

The preliminary purchase price of $99 million resulted in the recognition of property, plant and equipment, goodwill, inventory, intangible assets and other net assets of $53 million, $21 million, $18 million, $4 million and $3 million, respectively. The intangible assets were valued using an income approach, which included certain sensitive assumptions including discount rate and royalty rate. The intangible assets consist of customer relationships and trade name of $3 million and $1 million, respectively, and have weighted average useful lives of approximately 7 years and 15 years, respectively. The amount allocated to goodwill is deductible for income tax purposes. Goodwill represents the excess of the consideration transferred over the preliminary estimate of fair values of the assets acquired and liabilities assumed and is primarily attributable to intangible assets, such as the assembled workforce, which are not separately recognizable. The carrying value of the goodwill associated with this business combination was $21 million at December 31, 2019. In the second quarter of 2020, the Company received a $4 million net working capital settlement from Walker Die Casting, reducing the purchase price to $95 million. The measurement period has ended for this acquisition, and the purchase price allocation is complete. As of and for the fiscal years ended December 31, 2020 and 2019, the results of Walker Die Casting and C&R Tool and Engineering as of and after the date of acquisition have been included in the Company’s consolidated financial statements, and net sales have been included in the Company’s Service Parts, Support Equipment and Other end market.

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

The final purchase price allocation for this transaction, including a measurement period adjustment in the second quarter of 2020, resulted in the recognition of goodwill, intangible assets, and property, plant and equipment of $92 million, $31 million, and $1 million, respectively. The measurement period adjustment reflects facts and circumstances that existed as of the date of acquisition. The intangible assets were valued using an income approach, which included certain sensitive assumptions including discount rate, royalty rate, asset life and future cash flows. The intangible assets consist of in-process research and development, customer relationships and developed technology of $25 million, $3 million and $3 million, respectively. Customer relationships and developed technology have weighted average remaining useful lives of approximately 6 years and 14 years, respectively. The amount allocated to goodwill is deductible for income tax purposes. Goodwill represents the excess of the consideration transferred over the estimate of fair values of the assets acquired and liabilities assumed and is primarily attributable to intangible assets, such as the assembled workforce, which are not separately recognizable. The measurement period has ended for this acquisition, and the purchase price allocation is complete. As of and for the years ended December 31, 2020 and 2019, the results of the electric vehicle systems division acquired from AxleTech as of and after the date of acquisition have been included in the Company’s consolidated financial statements, and net sales have been included in the Company’s global on-highway end markets.

Vantage Power Limited Acquisition

On April 12, 2019, the Company acquired all of the outstanding shares of Vantage Power Limited, a privately owned company based in the United Kingdom which designs and manufactures powertrain electrification and connectivity technologies applicable to a broad range of commercial vehicle end markets. The Company paid approximately $9 million in cash on April 12, 2019 and may pay up to an additional $8 million through 2022 based on specified conditions being met. The Company has accounted for this acquisition in accordance with authoritative accounting guidance on business combinations. The acquired business was integrated into the Company's single operating segment as a wholly-owned subsidiary.

Allison Transmission Holdings, Inc.

Schedule I—Parent Company only Balance Sheets

(dollars in millions)

	December 31, 2020	December 31, 2019
ASSETS
Current Assets:
Cash	$—	$—
Total Current Assets	—	—
Investments in and advances to subsidiaries	756	781
TOTAL ASSETS	$756	$781
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$—	$—
Total Current Liabilities	—	—
Capital stock	1	1
Paid in capital	1,818	1,802
Treasury stock	—	—
Accumulated deficit	(974)	(970)
Accumulated other comprehensive loss, net of tax	(89)	(52)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$756	$781

The accompanying note is an integral part of the Parent Company only financial statements.

Allison Transmission Holdings, Inc.

Schedule I—Parent Company only Statements of Comprehensive Income

(dollars in millions)

	Years ended December 31,
	2020	2019	2018
Net sales	$—	$—	$—
General and administrative fees	—	—	—
Total operating income	—	—	—
Other income:
Equity earnings of consolidated subsidiary	299	604	639
Income before income taxes	299	604	639
Income tax expense	—	—	—
Net income	$299	$604	$639
Comprehensive income	$262	$582	$624

The accompanying note is an integral part of the Parent Company only financial statements.

Allison Transmission Holdings, Inc.

Schedule I—Parent Company only Statements of Cash Flows

(dollars in millions)

	Years ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$299	$604	$639
Deduct items included in net income not providing cash:
Equity in earnings in consolidated subsidiary	(299)	(604)	(639)
Net cash provided by operating activities	—	—	—
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in subsidiaries	(2)	(5)	(22)
Dividends	78	73	80
Net cash provided by investing activities	76	68	58
CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions	2	5	22
Dividends	(78)	(73)	(80)
Net cash used in financing activities	(76)	(68)	(58)
Net increase (decrease) during period	—	—	—
Cash and cash equivalents at beginning of period	—	—	—
Cash and cash equivalents at end of period	$—	$—	$—

The accompanying note is an integral part of the Parent Company only financial statements.

Allison Transmission Holdings, Inc.

Schedule I—Parent Company only Footnote

NOTE 1—BASIS OF PRESENTATION

Allison Transmission Holdings, Inc. (the “Parent Company”) is a holding company that conducts all of its business operations through its subsidiaries. There are restrictions on the Parent Company’s ability to obtain funds from its subsidiaries through dividends (refer to NOTE 8 “Debt” of Notes to Consolidated Financial Statements). The entire amount of the Parent Company’s consolidated net assets was subject to restrictions on payment of dividends as of December 31, 2020, 2019 and 2018. Accordingly, these financial statements have been presented on a “parent-only” basis. Under a parent-only presentation, the Parent Company’s investments in its consolidated subsidiaries are presented under the equity method of accounting. These parent-only financial statements should be read in conjunction with Allison Transmission Holdings, Inc.’s audited Consolidated Financial Statements included elsewhere herein.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2020. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2020, the end of the period covered by this Annual Report on Form 10-K, were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2020. PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2020. Their report is included in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III.

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this Item concerning our executive officers, directors and nominees for director and Audit Committee members and financial expert(s) and disclosure of delinquent filers under Section 16(a) of the Exchange Act is incorporated herein by reference from our definitive Proxy Statement for our 2021 annual meeting of stockholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

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

ITEM 11. Executive Compensation

The information required by this Item concerning remuneration of our executive officers and directors, material transactions involving such executive officers and directors and Compensation Committee interlocks, as well as the Compensation Committee Report and pay ratio disclosure, are incorporated herein by reference to our definitive Proxy Statement for our 2021 annual meeting of stockholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item concerning the stock ownership of management and five percent beneficial owners and securities authorized for issuance under equity compensation plans is incorporated herein by reference to our definitive Proxy Statement for our 2021 annual meeting of stockholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item concerning certain relationships and related person transactions, and director independence is incorporated herein by reference to our definitive Proxy Statement for our 2021 annual meeting of stockholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 14. Principal Accounting Fees and Services

The information required by this Item concerning the fees and services of our independent registered public accounting firm and our Audit Committee actions with respect thereto is incorporated herein by reference to our definitive Proxy Statement for our 2021 annual meeting of stockholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

PART IV.

ITEM 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

The response to this item is included in Part II, Item 8 of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules.

Schedule I – Parent Company only Balance Sheets as of the years ended December 31, 2020 and 2019, Schedule I – Parent Company only Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018, Schedule I – Parent Company only Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018 and Schedule I – Parent Company only Footnote are included in Part II, Item 8 of this Annual Report on Form 10-K. All other schedules have been omitted because they are not required or because the information required is included in the consolidated financial statements and notes thereto.

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

3.3	Sixth Amended and Restated Bylaws of Allison Transmission Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed May 11, 2020)

4.1	Form of Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed June 17, 2011 (File No. 333-172932))

4.2

Indenture, dated as of September 23, 2016, between the Issuer and Wilmington Trust, National Association, as Trustee (including the form of 5.0% Senior Notes due 2024) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed September 23, 2016)

4.3

Indenture, dated as of September 26, 2017, between the Issuer and Wilmington Trust, National Association, as Trustee (including form of 4.75% Senior Notes due 2027) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed September 26, 2017)

4.4

Indenture, dated as of March 29, 2019, between the Issuer and Wilmington Trust, National Association, as Trustee (including form of 5.875% Senior Notes due 2029) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed March 29, 2019)

4.5

Indenture, dated as of November 19, 2020, between the Issuer and Wilmington Trust, National Association, as Trustee (including form of 3.75% Senior Notes due 2031) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed November 19, 2020)

4.6	Description of Securities (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed February 27, 2020)

10.1

Second Amended and Restated Credit Agreement, dated as of March 29, 2019, among Allison Transmission Holdings, Inc., Allison Transmission, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties thereto as lenders and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 29, 2019)

10.2

Amendment No. 1 dated October 11, 2019, to the Second Amended and Restated Credit Agreement, dated as of March 29, 2019, among Allison Transmission Holdings, Inc., Allison Transmission, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties thereto as lenders, Citibank, N.A as Administrative Agent and as the 2019 refinancing term lender and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 15, 2019)

10.3

Amendment No. 2 dated as of November 19, 2020, by and among Allison Transmission Holdings, Inc., Allison Transmission, Inc., as Borrower, the several banks and other financial institutions party thereto, as 2020 Revolving Credit Lenders and Citibank, N.A., as Administrative Agent amending the Second Amended and Restated Credit Agreement, dated as of March 29, 2019, among Allison Transmission Holdings, Inc., Allison Transmission, Inc., the several banks and other financial institutions or entities from time to time parties thereto as lenders, Citibank, N.A., as Administrative Agent and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 19, 2020)

10.4

Guarantee And Collateral Agreement made by Allison Transmission Holdings, Inc., Allison Transmission, Inc., as Borrower, and the Subsidiary Guarantors party thereto in favor of Citicorp North America, Inc., as Administrative Agent, dated as of August 7, 2007 (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed March 18, 2011 (File No. 333-172932))

10.5

Trademark Security Agreement made by Allison Transmission, Inc. in favor of Citicorp North America, Inc., as Administrative Agent, dated as of August 7, 2007 (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 filed March 18, 2011 (File No. 333-172932))

10.6

Copyright Security Agreement made by Allison Transmission, Inc. in favor of Citicorp North America, Inc., as Administrative Agent, dated as of August 7, 2007 (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed May 16, 2011 (File No. 333-172932))

10.7*	Allison Transmission Holdings, Inc. 2015 Equity Incentive Award Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed April 2, 2015)

10.8*	Allison Transmission Holdings, Inc. 2016 Incentive Plan (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed April 2, 2015)

10.9*

Form of 2015 Equity Incentive Award Plan Restricted Stock Agreement (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed February 19, 2016)

10.10*

Form of 2015 Equity Incentive Award Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed February 19, 2016)

10.11*

Form of 2015 Equity Incentive Award Plan Stock Option Agreement (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed February 19, 2016)

10.12*

Form of 2015 Equity Incentive Award Plan Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 filed February 24, 2017)

10.13*

Allison Transmission Holdings, Inc. 2011 Equity Incentive Award Plan (incorporated by reference to Exhibit 10.10 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed June 17, 2011 (File No. 333-172932))

10.14*

Form of 2011 Equity Incentive Award Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.12 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed June 17, 2011 (File No. 333-172932))

10.15*

Form of 2011 Equity Incentive Award Plan Stock Option Agreement (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed June 17, 2011 (File No. 333-172932))

10.16*

Form Amendment to Stock Option Agreement under the Allison Transmission Holdings, Inc. 2011 Equity Incentive Award Plan and Equity Incentive Plan of Allison Transmission Holdings, Inc. (incorporated by reference to Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed July 30, 2013 (File No. 001-35456))

10.17*

Form of 2011 Equity Incentive Award Plan Stock Option Agreement (incorporated by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed October 29, 2013 (File No. 001-35456))

10.18*

Deferred Compensation Plan of Allison Transmission Inc. (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed July 31, 2012)

10.19*

Fifth Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed February 27, 2020)

10.20*

Amended and Restated Non-Employee Director Deferred Compensation Plan of Allison Transmission Holdings, Inc. (incorporated by reference to Exhibit 10.38 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed April 28, 2015)

10.21*

Form of Allison Transmission Holdings, Inc. Indemnification Agreement (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed May 16, 2011 (File No. 333-172932))

10.22*	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 filed February 24, 2014)

10.23*

Severance and Change in Control Agreement, between Allison Transmission, Inc. and David S. Graziosi, dated as of March 23, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 23, 2018)

10.24

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

101

The following financial information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Stockholders’ Equity (v) the Notes to Consolidated Financial Statements; (vi) the Parent Company only Balance Sheets; (vii) the Parent Company only Statements of Comprehensive Income; (viii) the Parent Company only Statements of Cash Flows; and (ix) the Parent Company only Footnote

104	Cover Page Interactive Data File – The cover page from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, formatted in Inline XBRL and contained in Exhibit 101

*	Indicates a management contract or compensatory plan or arrangement

ITEM 16. Form 10-K Summary

Intentionally left blank.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Allison Transmission Holdings, Inc.
(Registrant)

Date: February 18, 2021	By:	/s/ David S. Graziosi
David S. Graziosi
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	CAPACITY	DATE

/s/ David S. Graziosi David S. Graziosi	Director, President and Chief Executive Officer (Principal Executive Officer)	February 18, 2021

/s/ G. Frederick Bohley G. Frederick Bohley	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 18, 2021

/s/ Lawrence E. Dewey Lawrence E. Dewey	Chairman of the Board	February 18, 2021

/s/ Judy Altmaier Judy Altmaier	Director	February 18, 2021

/s/ Stan A. Askren Stan A. Askren	Director	February 18, 2021

/s/ David C. Everitt David C. Everitt	Director	February 18, 2021

/s/ Alvaro Garcia-Tunon Alvaro Garcia-Tunon	Director	February 18, 2021

/s/ Carolann I. Haznedar Carolann I. Haznedar	Director	February 18, 2021

/s/ Richard P. Lavin Richard P. Lavin	Director	February 18, 2021

/s/ Thomas W. Rabaut Thomas W. Rabaut	Director	February 18, 2021

/s/ Richard V. Reynolds Richard V. Reynolds	Director	February 18, 2021