Form 10-Q
period 2021-06-30
Allison Transmission Holdings Inc
filed 2021-07-29
CIK 1411207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 15, 2021, there were 105,755,046 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Allison Transmission Holdings, Inc.

Condensed Consolidated Balance Sheets

(unaudited, dollars in millions, except share and per share data)

	June 30, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$238	$310
Accounts receivable – net of allowances for doubtful accounts of $2 and $1, respectively	299	228
Inventories	206	181
Other current assets	55	37
Total Current Assets	798	756
Property, plant and equipment, net	665	638
Intangible assets, net	940	963
Goodwill	2,064	2,064
Other non-current assets	55	56
TOTAL ASSETS	$4,522	$4,477
LIABILITIES
Current Liabilities
Accounts payable	$167	$157
Product warranty liability	29	36
Current portion of long-term debt	6	6
Deferred revenue	39	34
Other current liabilities	188	140
Total Current Liabilities	429	373
Product warranty liability	31	30
Deferred revenue	103	109
Long-term debt	2,505	2,507
Deferred income taxes	473	442
Other non-current liabilities	249	260
TOTAL LIABILITIES	3,790	3,721
Commitments and contingencies (see NOTE P)
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 1,880,000,000 shares authorized, 107,158,758 shares issued and outstanding and 112,033,477 shares issued and outstanding, respectively	1	1
Non-voting common stock, $0.01 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Paid in capital	1,826	1,818
Accumulated deficit	(1,012)	(974)
Accumulated other comprehensive loss, net of tax	(83)	(89)
TOTAL STOCKHOLDERS’ EQUITY	732	756
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$4,522	$4,477

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited, dollars in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	$603	$377	$1,191	$1,014
Cost of sales	315	212	612	523
Gross profit	288	165	579	491
Selling, general and administrative	80	69	153	144
Engineering — research and development	41	38	79	74
Operating income	167	58	347	273
Interest expense, net	(30)	(33)	(59)	(66)
Other income, net	3	5	6	4
Income before income taxes	140	30	294	211
Income tax expense	(30)	(7)	(64)	(49)
Net income	$110	$23	$230	$162
Basic earnings per share attributable to common stockholders	$1.01	$0.20	$2.09	$1.42
Diluted earnings per share attributable to common stockholders	$1.01	$0.20	$2.07	$1.41
Comprehensive income, net of tax	$113	$19	$236	$129

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited, dollars in millions)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$230	$162
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	51	46
Deferred income taxes	29	43
Amortization of intangible assets	23	29
Stock-based compensation	8	5
Amortization of deferred financing costs	1	2
Other	1	3
Changes in assets and liabilities:
Accounts receivable	(73)	39
Inventories	(26)	(3)
Accounts payable	2	(33)
Other assets and liabilities	25	(53)
Net cash provided by operating activities	271	240
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of long-lived assets	(69)	(49)
Business acquisitions	—	4
Net cash used for investing activities	(69)	(45)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(226)	(180)
Dividend payments	(42)	(39)
Payments on long-term debt	(3)	(3)
Payment of acquisition-related contingent liability	(3)	(3)
Taxes paid related to net share settlement of equity awards	(3)	(2)
Proceeds from exercise of stock options	3	1
Borrowings on revolving credit facility	—	800
Payments on revolving credit facility	—	(525)
Net cash (used for) provided by financing activities	(274)	49
Effect of exchange rate changes on cash	—	(2)
Net (decrease) increase in cash and cash equivalents	(72)	242
Cash and cash equivalents at beginning of period	310	192
Cash and cash equivalents at end of period	$238	$434
Supplemental disclosures:
Interest paid	$38	$65
Income taxes paid	$45	$8

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited, dollars in millions)

	Three months ended
	Common Stock	Non-voting Common Stock	Preferred Stock	Paid-in Capital	Accumulated (Deficit) Income	Accumulated Other Comprehensive (Loss) Income, net of tax	Stockholders' Equity
Balance at March 31, 2020	$1	$—	$—	$1,804	$(1,031)	$(81)	$693
Stock-based compensation	—	—	—	2	—	—	2
Pension and OPEB liability adjustment	—	—	—	—	—	(2)	(2)
Interest rate swaps	—	—	—	—	—	(2)	(2)
Dividends on common stock	—	—	—	—	(19)	—	(19)
Net income	—	—	—	—	23	—	23
Balance at June 30, 2020	$1	$—	$—	$1,806	$(1,027)	$(85)	$695
Balance at March 31, 2021	$1	$—	$—	$1,820	$(971)	$(86)	$764
Stock-based compensation	—	—	—	5	—	—	5
Pension and OPEB liability adjustment	—	—	—	—	—	(2)	(2)
Foreign currency translation adjustment	—	—	—	—	—	4	4
Interest rate swaps	—	—	—	—	—	1	1
Issuance of common stock	—	—	—	1	—	—	1
Repurchase of common stock	—	—	—	—	(130)	—	(130)
Dividends on common stock	—	—	—	—	(21)	—	(21)
Net income	—	—	—	—	110	—	110
Balance at June 30, 2021	$1	$—	$—	$1,826	$(1,012)	$(83)	$732

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited, dollars in millions)

	Six months ended
	Common Stock	Non-voting Common Stock	Preferred Stock	Paid-in Capital	Accumulated (Deficit) Income	Accumulated Other Comprehensive (Loss) Income, net of tax	Stockholders' Equity
Balance at December 31, 2019	$1	$—	$—	$1,802	$(970)	$(52)	$781
Stock-based compensation	—	—	—	5	—	—	5
Pension and OPEB liability adjustment	—	—	—	—	—	(6)	(6)
Foreign currency translation adjustment	—	—	—	—	—	(2)	(2)
Interest rate swaps	—	—	—	—	—	(25)	(25)
Issuance of common stock	—	—	—	(1)	—	—	(1)
Repurchase of common stock	—	—	—	—	(180)	—	(180)
Dividends on common stock	—	—	—	—	(39)	—	(39)
Net income	—	—	—	—	162	—	162
Balance at June 30, 2020	$1	$—	$—	$1,806	$(1,027)	$(85)	$695
Balance at December 31, 2020	$1	$—	$—	$1,818	$(974)	$(89)	$756
Stock-based compensation	—	—	—	8	—	—	8
Pension and OPEB liability adjustment	—	—	—	—	—	(4)	(4)
Foreign currency translation adjustment	—	—	—	—	—	(2)	(2)
Interest rate swaps	—	—	—	—	—	12	12
Repurchase of common stock	—	—	—	—	(226)	—	(226)
Dividends on common stock	—	—	—	—	(42)	—	(42)
Net income	—	—	—	—	230	—	230
Balance at June 30, 2021	$1	$—	$—	$1,826	$(1,012)	$(83)	$732

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(UNAUDITED)

NOTE A. OVERVIEW

Overview

Allison Transmission Holdings, Inc. and its subsidiaries (“Allison” or the “Company”) design and manufacture vehicle propulsion solutions, including commercial-duty on-highway, off-highway and defense fully automatic transmissions and electric hybrid and fully electric systems. The business was founded in 1915 and has been headquartered in Indianapolis, Indiana since inception. Allison was an operating unit of General Motors Corporation from 1929 until 2007, when Allison once again became a stand-alone company. In March 2012, Allison began trading on the New York Stock Exchange under the symbol, “ALSN”.

Although approximately 79% of revenues were generated in North America in 2020, the Company has a global presence by serving customers in Europe, Asia, South America and Africa. The Company serves customers through an independent network of approximately 1,400 independent distributor and dealer locations worldwide.

In March 2020, the World Health Organization categorized the novel coronavirus ("COVID-19") as a pandemic. In the first half of 2021, the COVID-19 pandemic continued to cause supply chain, labor and raw material constraints that created volatility in the Company’s business performance and impacted global markets and supply chains. As a result, the Company has experienced raw material and component part price inflation, increased freight costs and increased overtime expense as a result of labor shortages.

To limit the spread of COVID-19, governments continue to take various actions including the administration of vaccinations, travel bans and restrictions, quarantines, curfews, stay-at-home orders, social distancing guidelines and business shutdowns and closures. The Company is also continuing to take a variety of measures to promote the safety and security of its employees and to maintain operations with as minimal impact as possible to its stakeholders, and as a result, the Company has been able to continue its manufacturing operations and deliver its products to customers.

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

The Company may also use volume-based discounts and rebates as marketing incentives in the sales of both transmissions and service parts, which are accounted for as variable consideration. The Company records the impact of the incentives as a reduction to revenue when it is determined that the adjustment is not likely to reverse, historically on a quarterly basis. The Company estimates the impact of all other incentives based on the related sales and market conditions in the end market vocation. The Company recorded no material adjustments based on variable consideration during each of the three and six months ended June 30, 2021 and 2020.

Net sales are made on credit terms, generally 30 days, based on an assessment of the customer’s creditworthiness. For certain goods or services, the Company receives consideration prior to satisfying the related performance obligation. Such consideration is recorded as a contract liability in current and non-current Deferred revenue as of June 30, 2021 and December 31, 2020. See Note J, “Deferred Revenue” for more information, including the amount of revenue earned during each of the three and six months ended June 30, 2021 and 2020 that had been previously deferred. The Company had no material contract assets as of June 30, 2021 and December 31, 2020.

The Company has one operating segment and reportable segment. The Company is in one line of business, which is the manufacture and distribution of vehicle propulsion solutions. The following presents disaggregated revenue by categories that best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
North America On-Highway	$302	$164	$621	$516
North America Off-Highway	9	3	11	11
Defense	48	42	93	82
Outside North America On-Highway	98	60	182	132
Outside North America Off-Highway	18	19	34	46
Service Parts, Support Equipment and Other	128	89	250	227
Total Net Sales	$603	$377	$1,191	$1,014

NOTE D. INVENTORIES

Inventories consisted of the following components (dollars in millions):

	June 30, 2021	December 31, 2020
Purchased parts and raw materials	$95	$88
Work in progress	12	15
Service parts	38	43
Finished goods	61	35
Total inventories	$206	$181

Inventory components shipped to third parties, primarily cores, parts to re-manufacturers, and parts to contract manufacturers, which the Company has an obligation to buy back, are included in purchased parts and raw materials, with an offsetting liability in Other current liabilities. See NOTE L, “Other Current Liabilities” for more information.

NOTE E. GOODWILL AND OTHER INTANGIBLE ASSETS

As of June 30, 2021 and December 31, 2020, the carrying value of the Company’s Goodwill was $2,064.

The following presents a summary of other intangible assets (dollars in millions):

	June 30, 2021			December 31, 2020
	Intangible assets, gross	Accumulated amortization	Intangible assets, net	Intangible assets, gross	Accumulated amortization	Intangible assets, net
Other intangible assets:
Trade name	$791	$—	$791	$791	$—	$791
In-process research and development	25	—	25	25	—	25
Customer relationships — commercial	839	(729)	110	839	(708)	131
Proprietary technology	478	(477)	1	478	(477)	1
Customer relationships — defense	62	(49)	13	62	(47)	15
Total	$2,195	$(1,255)	$940	$2,195	$(1,232)	$963

As of June 30, 2021 and December 31, 2020, the carrying value of the Company’s Goodwill and Intangible assets, net was $3,004 million and $3,027 million, respectively.

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

Level 3 — Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At each balance sheet date, the Company performs an analysis of all instruments subject to authoritative accounting guidance and includes, in Level 3, all of those whose fair value is based on significant unobservable inputs. As of June 30, 2021 and December 31, 2020, the Company did not have any Level 3 financial assets or liabilities.

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

The following table summarizes the fair value of the Company’s financial assets and (liabilities) as of June 30, 2021 and December 31, 2020 (dollars in millions):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		TOTAL
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Cash equivalents	$110	$160	$—	$—	$110	$160
Rabbi trust assets	19	17	—	—	19	17
Deferred compensation obligation	(19)	(17)	—	—	(19)	(17)
Derivative liabilities	—	—	(45)	(60)	(45)	(60)
Total	$110	$160	$(45)	$(60)	$65	$100

NOTE G. DEBT

Long-term debt and maturities are as follows (dollars in millions):

	June 30, 2021	December 31, 2020
Long-term debt:
Senior Secured Credit Facility Term Loan, variable, due 2026	$635	$638
Senior Notes, fixed 4.75%, due 2027	400	400
Senior Notes, fixed 5.875%, due 2029	500	500
Senior Notes, fixed 3.75%, due 2031	1,000	1,000
Total long-term debt	$2,535	$2,538
Less: current maturities of long-term debt	6	6
deferred financing costs, net	24	25
Total long-term debt, net	$2,505	$2,507

As of June 30, 2021, the Company had $2,535 million of indebtedness associated with Allison Transmission, Inc.’s (“ATI”), the Company’s wholly-owned subsidiary, 4.75% Senior Notes due October 2027 (“4.75% Senior Notes”), ATI’s 5.875% Senior Notes due June 2029 (“5.875% Senior Notes”), ATI’s 3.75% Senior Notes due January 2031 (“3.75% Senior Notes” and, together with the 4.75% Senior Notes and 5.875% Senior Notes, the “Senior Notes”) and the Second Amended and Restated Credit Agreement dated as of March 29, 2019, as amended (the “Credit Agreement”), governing ATI’s term loan facility in the amount of $635 million due March 2026 (“Term Loan”) and ATI’s revolving credit facility with commitments in the amount of $650 million due September 2025 (“Revolving Credit Facility” and, together with the Term Loan, the “Senior Secured Credit Facility”).

The fair value of the Company’s long-term debt obligations as of June 30, 2021 was $2,592 million. The fair value is based on quoted Level 2 market prices of the Company’s debt as of June 30, 2021. It is not expected that the Company would be able to repurchase a significant amount of its debt at these levels. The difference between the fair value and carrying value of the long-term debt is driven primarily by trends in the financial markets.

Senior Secured Credit Facility

In November 2020, the Company and ATI entered into an amendment to the Credit Agreement to increase the commitments under the Revolving Credit Facility by $50 million to $650 million. The amendment also extended the Revolving Credit Facility termination date from September 2024 to September 2025.

The borrowings under the Senior Secured Credit Facility are collateralized by a lien on substantially all assets of the Company, ATI and each of the existing and future U.S. subsidiary guarantors, with certain exceptions set forth in the Credit Agreement, and ATI’s capital stock and all of the capital stock or other equity interests held by the Company, ATI and each of ATI’s existing and future U.S. subsidiary guarantors (subject to certain limitations for equity interest of foreign subsidiaries and other exceptions set forth in the Credit Agreement). Interest on the Term

Loan, as of June 30, 2021, is either (a) 1.75% over a LIBOR rate on deposits in U.S. dollars for one-, two-, three- or six-month periods (or twelve-month or shorter periods if, at the time of the borrowing, available from all relevant lenders) (the "LIBOR Rate"), or (b) 0.75% over the greater of the prime lending rate as quoted by the administrative agent, the LIBOR Rate for an interest period of one month plus 1.00% and the federal funds effective rate published by the Federal Reserve Bank of New York plus 0.50%, subject to a 1.00% floor (the "Base Rate"). As of June 30, 2021, the Company elected to pay the lowest all-in rate of LIBOR plus the applicable margin, or 1.85%, on the Term Loan. The Credit Agreement requires minimum quarterly principal payments on the Term Loan, as well as prepayments from certain net cash proceeds of non-ordinary course asset sales and casualty and condemnation events, the incurrence of certain debt and from a percentage of excess cash flow, if applicable. The minimum required quarterly principal payment on the Term Loan through its maturity date of March 2026 is $2 million. As of June 30, 2021, there had been no payments required for certain net cash proceeds of non-ordinary course asset sales and casualty and condemnation events. The remaining principal balance is due upon maturity.

The Senior Secured Credit Facility also provides a Revolving Credit Facility, net of an allowance for up to $75 million in outstanding letters of credit commitments. As of June 30, 2021, the Company had $645 million available under the Revolving Credit Facility, net of $5 million in letters of credit. Borrowings under the Revolving Credit Facility bear interest at a variable base rate plus an applicable margin based on the Company’s first lien net leverage ratio. When the Company’s first lien net leverage ratio is above 4.00x, interest on the Revolving Credit Facility is (a) 0.75% over the Base Rate or (b) 1.75% over the LIBOR Rate; when the Company’s first lien net leverage ratio is equal to or less than 4.00x and above 3.50x, interest on the Revolving Credit Facility is (i) 0.50% over the Base Rate or (ii) 1.50% over the LIBOR Rate; and when the Company’s first lien net leverage ratio is equal to or below 3.50x, interest on the Revolving Credit Facility is (y) 0.25% over the Base Rate or (z) 1.25% over the LIBOR Rate. As of June 30, 2021, the applicable margin for the Revolving Credit Facility was 1.25%. In addition, there is an annual commitment fee, based on the Company’s first lien net leverage ratio, on the average unused revolving credit borrowings available under the Revolving Credit Facility. As of June 30, 2021, the commitment fee is 0.25%. Borrowings under the Revolving Credit Facility are payable at the option of the Company throughout the term of the Senior Secured Credit Facility with the balance due in September 2025.

The Senior Secured Credit Facility requires the Company to maintain a specified maximum first lien net leverage ratio of 5.50x when revolving loan commitments remain outstanding on the Revolving Credit Facility at the end of a fiscal quarter. As of June 30, 2021, the Company had no amounts outstanding under the Revolving Credit Facility; however, the Company would have been in compliance with the maximum first lien net leverage ratio, achieving a 0.50x ratio. Additionally, within the terms of the Senior Secured Credit Facility, a first lien net leverage ratio at or below 4.00x results in the elimination of excess cash flow payments on the Senior Secured Credit Facility for the applicable year.

In addition, the Credit Agreement, among other things, includes customary restrictions (subject to certain exceptions) on the Company’s ability to incur certain indebtedness, grant certain liens, make certain investments, engage in acquisitions, consolidations and mergers, declare or pay certain dividends or repurchase shares of the Company’s common stock. As of June 30, 2021, the Company was in compliance with all covenants under the Credit Agreement.

4.75% Senior Notes

The 4.75% Senior Notes are unsecured and are guaranteed by each of ATI’s domestic subsidiaries that is a borrower under or guarantees the Senior Secured Credit Facility and are unconditionally guaranteed, jointly and severally, by any of ATI’s future domestic subsidiaries that are borrowers under or guarantee the Senior Secured Credit Facility. None of ATI’s domestic subsidiaries currently guarantee its obligations under the Senior Secured Credit Facility, and therefore none of ATI’s domestic subsidiaries currently guarantee the 4.75% Senior Notes. The indenture governing the 4.75% Senior Notes contains negative covenants restricting or limiting the Company’s ability to, among other things: incur or guarantee additional indebtedness, incur liens, pay dividends on, redeem or repurchase the Company’s capital stock, make certain investments, permit payment or dividend restrictions on certain of the Company’s subsidiaries, sell assets, engage in certain transactions with affiliates, and consolidate or merge or sell all or substantially all of the Company’s assets. As of June 30, 2021, the Company was in compliance with all covenants under the indenture governing the 4.75% Senior Notes.

5.875% Senior Notes

The 5.875% Senior Notes are unsecured and are guaranteed by each of ATI’s domestic subsidiaries that is a borrower under or guarantees the Senior Secured Credit Facility and are unconditionally guaranteed, jointly and severally, by any of ATI’s future domestic subsidiaries that are borrowers under or guarantee the Senior Secured Credit Facility. None of ATI’s domestic subsidiaries currently guarantee its obligations under the Senior Secured Credit Facility, and therefore none of ATI’s domestic subsidiaries currently guarantee the 5.875% Senior Notes. The indenture governing the 5.875% Senior Notes contains negative covenants restricting or limiting the Company’s ability to, among other things: incur or guarantee additional indebtedness, incur liens, pay dividends on, redeem or repurchase the Company’s capital stock, make certain investments, permit payment or dividend restrictions on certain of the Company’s subsidiaries, sell assets, engage in certain transactions with affiliates, and consolidate or merge or sell all or substantially all of the Company’s assets. As of June 30, 2021, the Company was in compliance with all covenants under the indenture governing the 5.875% Senior Notes.

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

The 3.75% Senior Notes are unsecured and are guaranteed by each of ATI’s domestic subsidiaries that is a borrower under or guarantees the Senior Secured Credit Facility and are unconditionally guaranteed, jointly and severally, by any of ATI’s future domestic subsidiaries that are borrowers under or guarantee the Senior Secured Credit Facility. None of ATI’s domestic subsidiaries currently guarantee its obligations under the Senior Secured Credit Facility, and therefore none of ATI’s domestic subsidiaries currently guarantee the 3.75% Senior Notes. The indenture governing the 3.75% Senior Notes contains negative covenants restricting or limiting the Company’s ability to, among other things: incur or guarantee additional indebtedness, incur liens, pay dividends on, redeem or repurchase the Company’s capital stock, make certain investments, permit payment or dividend restrictions on certain of the Company’s subsidiaries, sell assets, engage in certain transactions with affiliates, and consolidate or merge or sell all or substantially all of the Company’s assets. As of June 30, 2021, the Company was in compliance with all covenants under the indenture governing the 3.75% Senior Notes.

NOTE H. DERIVATIVES

The Company is subject to interest rate risk related to the Senior Secured Credit Facility and enters into interest rate swaps that are based on LIBOR to manage a portion of this exposure. The interest rate swaps are designated as cash flow hedges that qualify for hedge accounting under the hypothetical derivative method. Fair value adjustments are recorded as a component of Accumulated other comprehensive loss, net of tax (“AOCL”) in the Condensed Consolidated Balance Sheets. Balances in AOCL are reclassified to earnings when transactions related to the underlying risk are settled. As of June 30, 2021, the Company held interest rate swaps effective from September 2019 to September 2025 with notional values totaling $250 million and a weighted average LIBOR fixed rate of 3.04%, interest rate swaps effective from September 2019 to September 2022 with notional values totaling $250 million and a weighted average LIBOR fixed rate of 3.01% and interest rate swaps effective from September 2022 to September 2025 with notional values totaling $250 million and a weighted average LIBOR fixed rate of 2.82%. See NOTE F, “Fair Value of Financial Instruments” for information regarding the fair value of the Company’s interest rate swaps.

The following tabular disclosures further describe the Company’s interest rate derivatives qualifying and designated for hedge accounting and their impact on the financial condition of the Company (dollars in millions):

		Fair Value
	Balance Sheet Location	June 30, 2021	December 31, 2020
Derivatives designated as hedging instruments:
Interest rate swaps	Other current liabilities	$13	$14
	Other non-current liabilities	32	46
Total derivatives designated as hedging instruments		$45	$60

The balance of derivative losses recorded in AOCL as of June 30, 2021 was $45 million. See NOTE O, “Accumulated Other Comprehensive Loss” for information regarding activity recorded as a component of AOCL during the three and six months ended June 30, 2021 and 2020. As of June 30, 2021, the Company had $14 million of derivative losses recorded in AOCL expected to be reclassified to earnings within the next twelve months.

NOTE I. PRODUCT WARRANTY LIABILITIES

As of June 30, 2021, current and non-current product warranty liabilities were $29 million and $31 million, respectively. As of June 30, 2020, current and non-current product warranty liabilities were $29 million and $19 million, respectively.

Product warranty liability activities consist of the following (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Beginning balance	$62	$51	$66	$52
Payments	(8)	(9)	(16)	(16)
Increase in liability (warranty issued during period)	4	3	8	8
Net adjustments to liability	2	3	2	4
Ending balance	$60	$48	$60	$48

NOTE J. DEFERRED REVENUE

As of June 30, 2021, current and non-current deferred revenue was $39 million and $103 million, respectively. As of June 30, 2020, current and non-current deferred revenue was $34 million and $111 million, respectively.

Deferred revenue activity consists of the following (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Beginning balance	$142	$140	$143	$139
Increases	9	13	16	24
Revenue earned	(9)	(8)	(17)	(18)
Ending balance	$142	$145	$142	$145

Deferred revenue recorded in current and non-current liabilities related to ETC as of June 30, 2021 was $30 million and $87 million, respectively. Deferred revenue recorded in current and non-current liabilities related to ETC as of June 30, 2020 was $27 million and $93 million, respectively.

NOTE K. LEASES

Contracts are assessed by the Company to determine if the contract conveys the right to control an identified asset in exchange for consideration during a period of time. The Company classifies all identified leases as either operating or finance leases. As of June 30, 2021, the Company was not a party to any finance leases. Contracts that contain leases are assessed to determine if the consideration in the contract is related to a lease component, non-lease component or other components not related to the lease. Lease components are recorded as right-of-use (“ROU”) assets and lease liabilities while any non-lease component is expensed as incurred. The consideration in the contract related to other components not related to the lease is allocated among the lease component and the non-lease component, as applicable, based on the stand-alone selling price of the lease and non-lease components.

Certain lease contracts may contain an option to extend or terminate the lease. The Company considers the economic impact of extension and termination options by contract. If the Company concludes it is reasonably certain an option will be exercised, that option is included in the lease term and impacts the amount recorded as an ROU asset and lease liability at inception of the contract.

The Company's lease liability is determined by discounting the future cash flows over the lease period. The Company determines its discount rates utilizing current secured financing rates based on the length of the lease period plus the Company's margin over LIBOR on the Term Loan. The Company believes this rate effectively represents a borrowing rate the Company could obtain on a debt instrument possessing similar terms as the lease. Any lease liability is classified between current and non-current liabilities based on the terms of the underlying leases. The weighted average discount rate on operating leases as of June 30, 2021 and December 31, 2020 was 4.36% and 4.37%, respectively.

As of June 30, 2021, the Company recorded current and non-current operating lease liabilities of $4 million and $15 million, respectively. As of December 31, 2020, the Company recorded current and non-current operating lease liabilities of $4 million and $17 million, respectively. The following table reconciles total operating lease liabilities as of June 30, 2021 to future undiscounted cash flows for operating leases:

June 30, 2021
2021	$3
2022	5
2023	3
2024	2
2025	2
Thereafter	8
Total lease payments	$23
Less: Interest	4
Present value of lease liabilities	$19

ROU assets are calculated as the related lease liability adjusted for lease incentives, prepayments and the effect of escalating lease payments on period expense. The below table depicts the ROU assets held by the Company based on the underlying asset:

June 30, 2021
Buildings	$18
Land	1
Vehicles	1
Total right-of-use assets	$20

The weighted average remaining lease term as of June 30, 2021 and June 30, 2020 was 7.1 years and 7.5 years, respectively.

Operating lease expense was $2 million in each of the three months ended June 30, 2021 and 2020 and $3 million in each of the six months ended June 30, 2021 and 2020, and was recorded within Selling, general and administrative expense and Engineering - research and development on the Company's Condensed Consolidated Statements of Comprehensive Income. There was no short-term operating lease expense for each of the three and six months ended June 30, 2021 and 2020.

The calculation of the Company's ROU assets and lease liabilities did not include cash consideration as of June 30, 2021 and December 31, 2020. During each of the six months ended June 30, 2021 and 2020, the Company recorded $1 million of new ROU assets obtained in exchange for lease obligations.

NOTE L. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (dollars in millions):

	June 30, 2021	December 31, 2020
Payroll and related costs	$70	$47
Accrued interest payable	31	12
Sales allowances	26	20
Vendor buyback obligation	16	16
Derivative liabilities	13	14
Taxes payable	11	11
Lease liability	4	4
Non-trade payables	2	2
Other accruals	15	14
Total	$188	$140

NOTE M. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost (credit) consist of the following (dollars in millions):

	Pension Plans		Post-retirement Benefits
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2021	2020	2021	2020
Net periodic benefit cost (credit):
Service cost	$2	$3	$1	$—
Interest cost	2	1	1	—
Expected return on assets	(2)	(2)	—	—
Prior service credit	—	—	(3)	(3)
Net periodic benefit cost (credit)	$2	$2	$(1)	$(3)

	Pension Plans		Post-retirement Benefits
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net periodic benefit cost (credit):
Service cost	$5	$5	$1	$—
Interest cost	3	3	1	1
Expected return on assets	(4)	(4)	—	—
Prior service credit	—	—	(5)	(6)
Net periodic benefit cost (credit)	$4	$4	$(3)	$(5)

The components of net periodic benefit cost (credit) other than the service cost component are included in Other income, net in the Condensed Consolidated Statements of Comprehensive Income.

NOTE N. INCOME TAXES

For the three and six months ended June 30, 2021, the Company recorded total income tax expense of $30 million and $64 million, respectively. The effective tax rate for the three and six months ended June 30, 2021 was 21% and 22%, respectively. For the three and six months ended June 30, 2020, the Company recorded total income tax expense of $7 million and $49 million, respectively. The effective tax rate for both the three and six months ended June 30, 2020 was 23%.

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

In accordance with the FASB’s authoritative guidance on accounting for income taxes, the Company has recorded a liability for unrecognized tax benefits related to a 2010 Research and Development Credit as of June 30, 2021 and December 31, 2020. The accounting guidance prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company's returns will remain subject to examination by the various taxing authorities for the duration of the applicable statute of limitations (generally three years from the later of the date of filing or the due date of the return).

NOTE O. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables reconcile changes in AOCL by component (net of tax, dollars in millions):

	Three months ended
	Pension and OPEB liability adjustments	Interest rate swaps	Foreign currency items	Total
AOCL as of March 31, 2020	$4	$(49)	$(36)	$(81)
Other comprehensive loss before reclassifications	—	(5)	—	(5)
Amounts reclassified from AOCL	(3)	2	—	(1)
Income tax benefit	1	1	—	2
Net current period other comprehensive loss	$(2)	$(2)	$—	$(4)
AOCL as of June 30, 2020	$2	$(51)	$(36)	$(85)
AOCL as of March 31, 2021	$(21)	$(35)	$(30)	$(86)
Other comprehensive (loss) income before reclassifications	—	(2)	4	2
Amounts reclassified from AOCL	(3)	3	—	—
Income tax benefit	1	—	—	1
Net current period other comprehensive (loss) income	$(2)	$1	$4	$3
AOCL as of June 30, 2021	$(23)	$(34)	$(26)	$(83)

	Six months ended
	Pension and OPEB liability adjustments	Interest rate swaps	Foreign currency items	Total
AOCL as of December 31, 2019	$8	$(26)	$(34)	$(52)
Other comprehensive loss before reclassifications	—	(36)	(2)	(38)
Amounts reclassified from AOCL	(8)	4	—	(4)
Income tax benefit	2	7	—	9
Net current period other comprehensive loss	$(6)	$(25)	$(2)	$(33)
AOCL as of June 30, 2020	$2	$(51)	$(36)	$(85)
AOCL as of December 31, 2020	$(19)	$(46)	$(24)	$(89)
Other comprehensive income (loss) before reclassifications	—	8	(2)	6
Amounts reclassified from AOCL	(5)	7	—	2
Income tax benefit (expense)	1	(3)	—	(2)
Net current period other comprehensive (loss) income	$(4)	$12	$(2)	$6
AOCL as of June 30, 2021	$(23)	$(34)	$(26)	$(83)

	Amounts reclassified from AOCL
AOCL Components	Three months ended June 30, 2021	Three months ended June 30, 2020	Affected line item in the Condensed Consolidated Statements of Comprehensive Income
Interest rate swaps	$(3)	$(2)	Interest expense, net
Prior service cost	3	3	Other income, net
Total reclassifications, before tax	$—	$1	Income before income taxes
Income tax expense	—	—	Income tax expense
Total reclassifications, net of tax	$—	$1

	Amounts reclassified from AOCL
AOCL Components	Six months ended June 30, 2021	Six months ended June 30, 2020	Affected line item in the Condensed Consolidated Statements of Comprehensive Income
Interest rate swaps	$(7)	$(4)	Interest expense, net
Prior service cost	5	8	Other income, net
Total reclassifications, before tax	$(2)	$4	Income before income taxes
Income tax expense	—	(1)	Income tax expense
Total reclassifications	$(2)	$3

Prior service cost and actuarial loss are included in the computation of the Company’s net periodic benefit cost (credit). See NOTE M, “Employee Benefit Plans” for additional details.

NOTE P. COMMITMENTS AND CONTINGENCIES

Environmental Matters

The Company has an agreement with the Environmental Protection Agency to perform remedial activities at the Company’s Indianapolis, Indiana manufacturing facilities related to historical soil and groundwater contamination. As of June 30, 2021, the Company had a liability recorded in the amount of $3 million.

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

NOTE Q. EARNINGS PER SHARE

The Company presents both basic and diluted earnings per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted EPS is calculated by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during the reporting period that are calculated using the treasury stock method for stock-based awards. The treasury stock method assumes that the Company uses the proceeds from the exercise of awards to repurchase common stock at the average market price during the period. The assumed proceeds under the treasury stock method include the purchase price that the grantee will pay in the future and compensation cost for future service that the Company has not yet recognized. For each of the three and six months ended June 30, 2021 and 2020, there were 1 million outstanding stock options excluded from the diluted EPS calculation because they were anti-dilutive.

The following table reconciles the numerators and denominators used to calculate basic EPS and diluted EPS (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$110	$23	$230	$162
Weighted average shares of common stock outstanding	109	113	110	114
Dilutive effect of stock-based awards	—	1	1	1
Diluted weighted average shares of common stock outstanding	109	114	111	115
Basic earnings per share attributable to common stockholders	$1.01	$0.20	$2.09	$1.42
Diluted earnings per share attributable to common stockholders	$1.01	$0.20	$2.07	$1.41

NOTE R. COMMON STOCK

During the three and six months ended June 30, 2021, the Company repurchased $130 million and $226 million, respectively, of its common stock under the current stock repurchase program authorized by the Board of Directors (“Repurchase Program”), leaving $601 million of authorized repurchases remaining under the Repurchase Program as of June 30, 2021. The Repurchase Program has no termination date, and the timing and amount of stock purchases are subject to market conditions and corporate needs. The Repurchase Program may be modified, suspended or discontinued at any time at the Company’s discretion.

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

Trends Impacting Our Business

In March 2020, the World Health Organization categorized the novel coronavirus ("COVID-19") as a pandemic. In the first half of 2021, the COVID-19 pandemic continued to cause supply chain, labor and raw material constraints that created volatility in our business performance and impacted global markets and supply chains. As a result, we have experienced raw material and component price inflation, increased freight cost and increased overtime expense as a result of labor shortages. Our net sales are driven by commercial vehicle production, which tends to be highly correlated to macroeconomic conditions. We expect our net sales for 2021 to increase compared to 2020 principally driven by the global On-Highway, Service Parts, Support Equipment & Other and North America Off-Highway end markets as a result of the ongoing global economic recovery and price increases on certain products. We continue to monitor and proactively mitigate risks in our supply chain, including the global shortage of semiconductors and its impact on the availability of our transmission control modules. We, our suppliers and our customers are all taking actions to reduce the impact of the semiconductor shortage and other supply chain, transport and raw material constraints; however, if these constraints and inflationary costs persist, the impact on our business could be material.

To limit the spread of COVID-19, governments continue to take various actions including the administration of vaccinations, travel bans and restrictions, quarantines, curfews, stay-at-home orders, social distancing guidelines and business shutdowns and closures. We are continuing to take a variety of measures to promote the safety and security of our employees and to maintain operations with as minimal impact as possible to our stakeholders, and as a result, we have been able to continue our manufacturing operations and deliver our products to customers.

Second Quarter Net Sales by End Market (dollars in millions)

End Market	Q2 2021 Net Sales	Q2 2020 Net Sales	% Variance
North America On-Highway	$302	$164	84%
North America Off-Highway	9	3	200%
Defense	48	42	14%
Outside North America On-Highway	98	60	63%
Outside North America Off-Highway	18	19	(5)%
Service Parts, Support Equipment and Other	128	89	44%
Total Net Sales	$603	$377	60%

North America On-Highway end market net sales were up 84% for the second quarter 2021 compared to the second quarter 2020, principally driven by the continuing recovery in customer demand following the pandemic-related disruptions experienced in 2020.

North America Off-Highway end market net sales were up $6 million for the second quarter 2021 compared to the second quarter 2020, principally driven by higher demand for hydraulic fracturing applications.

Defense end market net sales were up 14% for the second quarter 2021 compared to the second quarter 2020, principally driven by higher demand for Tracked vehicle applications.

Outside North America On-Highway end market net sales were up 63% for the second quarter 2021 compared to the second quarter 2020, principally driven by the continuing recovery in customer demand following the pandemic-related disruptions experienced in 2020.

Outside North America Off-Highway end market net sales were down 5% for the second quarter 2021 compared to the second quarter 2020, principally driven by lower demand in the energy sector, partially offset by higher demand in the mining and construction sectors.

Service Parts, Support Equipment and Other end market net sales were up 44% for the second quarter 2021 compared to the second quarter 2020, principally driven by higher demand for North America service parts, aluminum die cast components and support equipment.

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

Cost of sales

Our primary components of cost of sales are purchased parts, overhead expense related to our manufacturing operations and direct labor associated with the manufacture and assembly of transmissions and parts. For the six months ended June 30, 2021, direct material costs were approximately 67%, overhead costs were approximately 25%, and direct labor costs were approximately 8% of total cost of sales. We are subject to changes in our cost of sales caused by movements in underlying commodity prices. We seek to hedge against this risk by using long-term agreements, as appropriate. See Part I, Item 3 “Quantitative and Qualitative Disclosures about Market Risk —Commodity Price Risk” included below.

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

Non-GAAP Financial Measures

We use Adjusted Earnings before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) and Adjusted EBITDA as a percent of net sales to measure our operating profitability. We believe that Adjusted EBITDA and Adjusted EBITDA as a percent of net sales provide management, investors and creditors with useful measures of the operational results of our business and increase the period-to-period comparability of our operating profitability and comparability with other companies. Adjusted EBITDA as a percent of net sales is also used in the calculation of management’s incentive compensation program. The most directly comparable U.S. generally accepted accounting principles (“GAAP”) measure to Adjusted EBITDA and Adjusted EBITDA as a percent of net sales is Net income and Net income as a percent of net sales, respectively. Adjusted EBITDA is calculated as earnings before interest expense, income tax expense, amortization of intangible assets, depreciation of property, plant and equipment and other adjustments as defined by the Second Amended and Restated Credit Agreement dated as of March 29, 2019, as amended (the “Credit Agreement”) governing Allison Transmission, Inc.’s (“ATI”), our wholly-owned subsidiary, term loan facility in the amount of $635 million due March 2026 (“Term Loan”). Adjusted EBITDA as a percent of net sales is calculated as Adjusted EBITDA divided by net sales.

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

The following is a reconciliation of Net income and Net income as a percent of net sales to Adjusted EBITDA and Adjusted EBITDA as a percent of net sales and a reconciliation of Net cash provided by operating activities to Adjusted free cash flow:

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited, dollars in millions)	2021	2020	2021	2020
Net income (GAAP)	$110	$23	$230	$162
plus:
Income tax expense	30	7	64	49
Interest expense, net	30	33	59	66
Depreciation of property, plant and equipment	26	24	51	46
Amortization of intangible assets	11	13	23	29
Stock-based compensation expense (a)	5	2	8	5
Unrealized loss on foreign exchange (b)	1	—	—	2
Restructuring charges (c)	—	12	—	12
Acquisition-related earnouts (d)	—	1	—	1
Adjusted EBITDA (Non-GAAP)	$213	$115	$435	$372
Net sales (GAAP)	$603	$377	$1,191	$1,014
Net income as a percent of net sales (GAAP)	18.2%	6.1%	19.3%	16.0%
Adjusted EBITDA as a percent of net sales (Non-GAAP)	35.3%	30.5%	36.5%	36.7%
Net cash provided by operating activities (GAAP)	$143	$92	$271	$240
Deductions to reconcile to Adjusted free cash flow:
Additions of long-lived assets	(48)	(28)	(69)	(49)
Restructuring charges (c)	—	3	—	3
Adjusted free cash flow (Non-GAAP)	$95	$67	$202	$194

(a)	Represents stock-based compensation expense (recorded in Cost of sales, Selling, general and administrative, and Engineering - research and development).

(b)	Represents losses (recorded in Other income, net) on intercompany financing transactions related to investments in plant assets for our India facility.
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

Results of Operations

Comparison of three months ended June 30, 2021 and 2020

The following table sets forth certain financial information for the three months ended June 30, 2021 and 2020. The following table and discussion should be read in conjunction with the information contained in our condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Three Months Ended June 30,
(unaudited, dollars in millions)	2021	% of net sales	2020	% of net sales
Net sales	$603	100%	$377	100%
Cost of sales	315	52	212	56
Gross profit	288	48	165	44
Operating expenses:
Selling, general and administrative	80	13	69	19
Engineering — research and development	41	7	38	10
Total operating expenses	121	20	107	29
Operating income	167	28	58	15
Interest expense, net	(30)	(5)	(33)	(8)
Other income, net	3	—	5	1
Income before income taxes	140	23	30	8
Income tax expense	(30)	(5)	(7)	(2)
Net income	$110	18%	$23	6%

Net sales

Net sales for the quarter ended June 30, 2021 were $603 million compared to $377 million for the quarter ended June 30, 2020, an increase of 60%. The increase was principally driven by a $138 million, or 84%, increase in net sales in the North America On-Highway end market principally driven by the continuing recovery in customer demand following the pandemic-related disruptions experienced in 2020, a $39 million, or 44%, increase in net sales in the Service Parts, Support Equipment and Other end market principally driven by higher demand for North America service parts, aluminum die cast components and support equipment, a $38 million, or 63%, increase in net sales in the Outside North America On-Highway end market principally driven by the continuing recovery in customer demand following the pandemic-related disruptions experienced in 2020, a $6 million, or 200%, increase in net sales in the North America Off-Highway end market principally driven by higher demand for hydraulic fracturing applications and a $6 million, or 14%, increase in net sales in the Defense end market principally driven by higher demand for Tracked vehicle applications, partially offset by a $1 million, or 5%, decrease in net sales in the Outside North America Off-Highway end market principally driven by lower demand in the energy sector, partially offset by higher demand in the mining and construction sectors.

Cost of sales

Cost of sales for the quarter ended June 30, 2021 was $315 million compared to $212 million for the quarter ended June 30, 2020, an increase of 49%. The increase was principally driven by increased direct material and manufacturing expense commensurate with increased net sales, unfavorable material costs and higher incentive compensation expense, partially offset by restructuring charges in the second quarter of 2020 that did not recur in 2021.

Gross profit

Gross profit for the quarter ended June 30, 2021 was $288 million compared to $165 million for the quarter ended June 30, 2020, an increase of 75%. The increase was principally driven by $156 million related to increased net sales, $5 million of restructuring charges in the second quarter of 2020 that did not recur in 2021 and price increases on certain products, partially offset by $24 million of higher manufacturing expense commensurate with increased net sales, $11 million of unfavorable material costs and higher incentive compensation expense. Gross profit as a percent of net sales for the three months ended June 30, 2021 increased 400 basis points compared to the same period in 2020 principally driven by increased net sales, restructuring charges in the second quarter of 2020 that did not recur in 2021 and price increases on certain products, partially offset by unfavorable material costs and higher incentive compensation expense.

Selling, general and administrative

Selling, general and administrative expenses for the quarter ended June 30, 2021 were $80 million compared to $69 million for the quarter ended June 30, 2020, an increase of 16%. The increase was principally driven by higher incentive compensation expense, $3 million of higher commercial activities spending and higher stock compensation expense, partially offset by $3 million of restructuring charges in the second quarter of 2020 that did not recur in 2021 and lower intangible amortization expense.

Engineering — research and development

Engineering expenses for the quarter ended June 30, 2021 were $41 million compared to $38 million for the quarter ended June 30, 2020, an increase of 8%. The increase was principally driven by increased product initiatives spending, partially offset by $4 million of restructuring charges in the second quarter of 2020 that did not recur in 2021.

Interest expense, net

Interest expense, net for the quarter ended June 30, 2021 was $30 million compared to $33 million for the quarter ended June 30, 2020, a decrease of 9%. The decrease was principally driven by $3 million of decreased interest expense due to lower interest rates as a result of our long-term debt refinancing in the fourth quarter of 2020 that extended maturities at lower fixed interest rates.

Other income, net

Other income, net for the quarter ended June 30, 2021 was $3 million compared to $5 million for the quarter ended June 30, 2020. The change was principally driven by $1 million of unfavorable foreign exchange and $1 million of unfavorable change associated with assets held in a rabbi trust.

Income tax expense

Income tax expense for the three months ended June 30, 2021 was $30 million, resulting in an effective tax rate of 21%, compared to $7 million of income tax expense and an effective tax rate of 23% for the three months ended June 30, 2020. The increase in income tax expense was principally driven by increased taxable income. The decrease in the effective tax rate was principally driven by increased estimated U.S. federal income tax deductions.

Comparison of six months ended June 30, 2021 and 2020

The following table sets forth certain financial information for the six months ended June 30, 2021 and 2020. The following table and discussion should be read in conjunction with the information contained in our condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Six Months Ended June 30,
(unaudited, dollars in millions)	2021	% of net sales	2020	% of net sales
Net sales	$1,191	100%	$1,014	100%
Cost of sales	612	51	523	52
Gross profit	579	49	491	48
Operating expenses:
Selling, general and administrative	153	13	144	14
Engineering — research and development	79	7	74	7
Total operating expenses	232	20	218	21
Operating income	347	29	273	27
Interest expense, net	(59)	(5)	(66)	(6)
Other income, net	6	1	4	—
Income before income taxes	294	25	211	21
Income tax expense	(64)	(6)	(49)	(5)
Net income	$230	19%	$162	16%

Net sales

Net sales for the six months ended June 30, 2021 were $1,191 million compared to $1,014 million for the six months ended June 30, 2020, an increase of 17%. The increase was principally driven by a $105 million, or 20%, increase in net sales in the North America On-Highway end market and a $50 million, or 38%, increase in net sales in the Outside North America On-Highway end market both of which were principally driven by the continuing recovery in customer demand following the pandemic-related disruptions experienced in 2020, a $23 million, or 10%, increase in net sales in the Service Parts, Support Equipment and Other end market principally driven by higher demand for aluminum die cast components, support equipment and service parts and an $11 million, or 13%, increase in net sales in the Defense end market principally driven by higher demand for Tracked vehicle applications, partially offset by a $12 million, or 26%, decrease in net sales in the Outside North America Off-Highway end market principally driven by lower demand in the energy sector.

Cost of sales

Cost of sales for the six months ended June 30, 2021 was $612 million compared to $523 million for the six months ended June 30, 2020, an increase of 17%. The increase was principally driven by increased direct material and manufacturing expense commensurate with increased net sales, unfavorable material costs and higher incentive compensation expense, partially offset by restructuring charges in the second quarter of 2020 that did not recur in 2021.

Gross profit

Gross profit for the six months ended June 30, 2021 was $579 million compared to $491 million for the six months ended June 30, 2020, an increase of 18%. The increase was principally driven by $122 million related to increased net sales, $13 million of price increases on certain products and $5 million of restructuring charges in the second quarter of 2020 that did not recur 2021, partially offset by $23 million of higher manufacturing expense commensurate with increased net sales, $18 million of unfavorable material costs, and $11 million of higher incentive compensation expense. Gross profit as a percent of net sales for the six months ended June 30, 2021 increased 20 basis points compared to the same period in 2020 principally driven by increased net sales, price increases on certain products and restructuring charges in the second quarter of 2020 that did not recur in 2021, partially offset by unfavorable material costs and higher incentive compensation expense.

Selling, general and administrative

Selling, general and administrative expenses for the six months ended June 30, 2021 were $153 million compared to $144 million for six months ended June 30, 2020, an increase of 6%. The increase was principally driven by higher incentive compensation expense and higher stock compensation expense, partially offset by $6 million of lower intangible amortization expense, $3 million of restructuring charges in the second quarter of 2020 that did not recur in 2021 and lower commercial activities spending.

Engineering — research and development

Engineering expenses for the six months ended June 30, 2021 were $79 million compared to $74 million for the six months ended June 30, 2020, an increase of 7%. The increase was principally driven by higher incentive compensation expense and increased product initiatives spending, partially offset by $4 million of restructuring charges in the second quarter of 2020 that did not recur 2021.

Interest expense, net

Interest expense, net for the six months ended June 30, 2021 was $59 million compared to $66 million for the six months ended June 30, 2020, a decrease of 11%. The decrease was principally driven by $6 million of decreased interest expense due to lower interest rates as a result of our long-term debt refinancing in the fourth quarter of 2020 that extended maturities at lower fixed interest rates.

Other income, net

Other income, net for the six months ended June 30, 2021 was $6 million compared to $4 million for the six months ended June 30, 2020. The change was principally driven by $2 million of favorable foreign exchange on intercompany financing and $1 million of favorable change associated with assets held in a rabbi trust.

Income tax expense

Income tax expense for the six months ended June 30, 2021 was $64 million, resulting in an effective tax rate of 22%, compared to $49 million of income tax expense and an effective tax rate of 23% for the six months ended June 30, 2020. The increase in income tax expense was principally driven by increased taxable income. The decrease in the effective tax rate was principally driven by increased estimated U.S. federal income tax deductions.

Liquidity and Capital Resources

We generate cash primarily from our operations to fund our operating, investing and financing activities. Our principal uses of cash are operating expenses, capital expenditures, working capital needs, debt service, dividends on common stock, stock repurchases and strategic growth initiatives, including acquisitions. Our ability to generate cash in the future and our future uses of cash are subject to general economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control. We had total available cash and cash equivalents of $238 million and $310 million as of June 30, 2021 and December 31, 2020, respectively. Of the available cash and cash equivalents, $128 million and $150 million were deposited in operating accounts as of June 30, 2021 and December 31, 2020, respectively, while $110 million and $160 million were invested in U.S. government backed securities as of June 30, 2021 and December 31, 2020, respectively.

As of June 30, 2021, the total of cash and cash equivalents held by foreign subsidiaries was $95 million, the majority of which was at our subsidiaries located in China and the Netherlands. We manage our worldwide cash requirements considering available funds among the subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. As a result, we do not currently anticipate any local liquidity restrictions will preclude us from funding our targeted initiatives or operating needs with local resources.

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

Our liquidity requirements are significant, primarily due to our debt service requirements. As of June 30, 2021, we had $635 million of indebtedness associated with ATI’s Term Loan, $400 million of indebtedness associated with ATI’s 4.75% Senior Notes due October 2027 (“4.75% Senior Notes”), $500 million of indebtedness associated with ATI’s 5.875% Senior Notes due June 2029 (“5.875% Senior Notes”) and $1,000 million of indebtedness associated with ATI’s 3.75% Senior Notes due January 2031 (“3.75% Senior Notes” and, together with the 4.75% Senior Notes and 5.875% Senior Notes, the “Senior Notes”). Short-term and long-term debt service liquidity requirements consist of $2 million of minimum required quarterly principal payments on ATI’s Term Loan through its maturity date of March 2026 and periodic interest payments on ATI’s Term Loan and the Senior Notes. There are no required quarterly principal payments on ATI’s Senior Notes. Long-term debt service liquidity requirements also consist of the payment in full of any remaining principal balance of ATI’s Term Loan and the Senior Notes upon their respective maturity dates.

We made $3 million of principal payments on the Term Loan during each of the six months ended June 30, 2021 and 2020. Our ability to make payments on and refinance our indebtedness and to fund planned capital expenditures and growth initiatives will depend on our ability to generate cash in the future.

The Senior Secured Credit Facility provides for a $650 million Revolving Credit Facility, net of an allowance for up to $75 million in outstanding letter of credit commitments. As of June 30, 2021, we had $645 million available under the Revolving Credit Facility, net of $5 million in letters of credit. If we have commitments outstanding on the Revolving Credit Facility at the end of a fiscal quarter, the Senior Secured Credit Facility requires us to maintain a specified maximum first lien net leverage ratio of 5.50x. Additionally, within the terms of the Senior Secured Credit Facility, a first lien net leverage ratio at or below 4.00x results in the elimination of excess cash flow payments on the Senior Secured Credit Facility for the applicable year. As of June 30, 2021, our first lien net leverage ratio was 0.50x. The Senior Secured Credit Facility also provides certain financial incentives based on our first lien net leverage ratio. A first lien net leverage ratio at or below 4.00x and above 3.50x results in a 25 basis point reduction to the applicable margin on the Revolving Credit Facility. A first lien net leverage ratio at or below 3.50x results in an additional 25 basis point reduction to the applicable margin on the Revolving Credit Facility. These reductions remain in effect as long as we achieve a first lien net leverage ratio at or below the related threshold.

In addition, the Credit Agreement includes, among other things, customary restrictions (subject to certain exceptions) on our ability to incur certain indebtedness, grant certain liens, make certain investments, engage in acquisitions, consolidations and mergers, declare or pay certain dividends, and repurchase shares of our common stock. The indentures governing the Senior Notes contain negative covenants restricting or limiting our ability to, among other things, incur or guarantee additional indebtedness, incur liens, pay dividends on, redeem or repurchase our capital stock, make certain investments, permit payment or dividend restrictions on certain of our subsidiaries, sell assets, engage in certain transactions with affiliates, and consolidate or merge or sell all or substantially all of our assets. As of June 30, 2021, we are in compliance with all covenants under the Senior Secured Credit Facility and indentures governing the Senior Notes.

Our credit ratings are reviewed by Moody’s Investors Service (“Moody’s”) and Fitch Ratings (“Fitch”). Moody’s rates our corporate credit at ‘Ba2’, the Term Loan at ‘Baa3’, the 4.75% Senior Notes at ‘Ba3’, the 5.875% Senior Notes at 'Ba3' and the 3.75% Senior Notes at ‘Ba3’. Fitch rates our corporate credit at ‘BB’, the Term Loan at ‘BB+’, the 4.75% Senior Notes at ‘BB’, the 5.875% Senior Notes at 'BB' and the 3.75% Senior Notes at ‘BB’.

Our Board of Directors has authorized us to repurchase up to a certain amount of our common stock pursuant to a stock repurchase program (the "Repurchase Program"). During the six months ended June 30, 2021, we repurchased $226 million of our common stock under the Repurchase Program. All of the repurchase transactions during the six months ended June 30, 2021 were settled in cash during the same period. As of June 30, 2021, we had $601 million available under the Repurchase Program.

The following table shows our sources and uses of funds for the six months ended June 30, 2021 and 2020 (in millions):

	Six Months Ended June 30,
Statements of Cash Flows Data	2021	2020
Cash flows provided by operating activities	$271	$240
Cash flows used for investing activities	$(69)	$(45)
Cash flows (used for) provided by financing activities	$(274)	$49

Generally, cash provided by operating activities has been adequate to fund our operations. We have significant liquidity, including $238 million of cash and cash equivalents and $645 million available under the Revolving Credit Facility, net of $5 million of letters of credit, as of June 30, 2021. At this time, we believe cash provided by operating activities, cash and cash equivalents and borrowing capacity under the Senior Secured Credit Facility will be sufficient to meet our cash requirements for the next twelve months.

Cash provided by operating activities

Operating activities for the six months ended June 30, 2021 generated $271 million of cash compared to $240 million for the six months ended June 30, 2020. The increase was principally driven by higher gross profit, lower cash incentive compensation expense and lower cash interest expense, partially offset by higher operating working capital requirements and higher cash income taxes.

Cash used for investing activities

Investing activities for the six months ended June 30, 2021 used $69 million of cash compared to $45 million for the six months ended June 30, 2020. The increase was principally driven by an $20 million increase in capital expenditures, partially offset by a $4 million net working capital settlement related to the acquisition of Walker Die Casting in 2020 that did not recur in 2021.

Cash (used for) provided by financing activities

Financing activities for the six months ended June 30, 2021 used $274 million of cash compared to providing $49 million for the six months ended June 30, 2020. The change was principally driven by $275 of net borrowings on the revolving credit facility in 2020 that did not recur in 2021 and $46 million of increased stock repurchases.

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

Critical Accounting Policies and Significant Accounting Estimates

A discussion of our critical accounting policies and significant accounting estimates is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the Securities and Exchange Commission on February 18, 2021. The preparation of the condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the applicable reporting period. Actual results could differ materially from these estimates. Changes in estimates are recorded in results of operations in the period that the events or circumstances giving rise to such changes occur. Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported for the three and six months ended June 30, 2021.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See NOTE B, “Summary of Significant Accounting Policies” in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. The words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Although forward-looking statements reflect management’s good faith beliefs, reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements speak only as of the date the statements are made. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to: the duration and spread of the COVID-19 pandemic, including new variants of the virus and the pace and availability of vaccines, mitigating efforts deployed by government agencies and the public at large, and the overall impact from such outbreak on economic conditions, financial market volatility and our business, including but not limited to the operations of our manufacturing and other facilities, our supply chain, our distribution processes and demand for our products and the corresponding impacts to our net sales and cash flow; increases in cost, disruption of supply or shortage of labor, freight, raw materials or components used to manufacture or transport our products, including as a result of the COVID-19 pandemic; risks related to our substantial indebtedness; our participation in markets that are competitive; the highly cyclical industries in which certain of our end users operate; uncertainty in the global regulatory and business environments in which we operate; our ability to prepare for, respond to and successfully achieve our objectives relating to technological and market developments, competitive threats and changing customer needs; the concentration of our net sales in our top five customers and the loss of any one of these; the failure of markets outside North America to increase adoption of fully automatic transmissions; the success of our research and development efforts, the outcome of which is uncertain; U.S. and foreign defense spending; risks associated with our international operations, including increased trade protectionism; general economic and industry conditions; the discovery of defects in our products, resulting in delays in new model launches, recall campaigns and/or increased warranty costs and reduction in future sales or damage to our brand and reputation; our ability to identify, consummate and effectively integrate acquisitions; labor stoppages, labor strikes, work stoppages or similar labor disputes, which could significantly disrupt our operations or those of our principal customers or suppliers; and our intention to pay dividends and repurchase shares of our common stock.

Important factors that could cause actual results to differ materially from our expectations are disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on February 18, 2021. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other SEC filings or public communications. You should evaluate all forward-looking statements made in this Quarterly Report on Form 10-Q in the context of these risks and uncertainties.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk consists of changes in interest rates, foreign currency rate fluctuations and movements in commodity prices.

Interest Rate Risk

We are subject to interest rate market risk in connection with a portion of our long-term debt. Our principal interest rate exposure relates to outstanding amounts under our Senior Secured Credit Facility. Our Senior Secured Credit Facility provides for variable rate borrowings of up to $1,280 million, including $645 million under our Revolving Credit Facility, net of $5 million of letters of credit. A one-eighth percent increase or decrease in assumed interest rates for the Senior Secured Credit Facility, if fully drawn as of June 30, 2021, would have an impact of approximately $1 million on interest expense per year. As of June 30, 2021, we had no outstanding borrowings against the Revolving Credit Facility.

From time to time, we enter into interest rate swap agreements to hedge the risk associated with our variable interest rate debt. As of June 30, 2021, we held interest rate swaps effective from (i) September 2019 to September 2022 with notional values totaling $250 million and a weighted average LIBOR fixed rate of 3.01%, (ii) September 2019 to September 2025 with notional values totaling $250 million and a weighted average LIBOR fixed rate of 3.04% and (iii) September 2022 to September 2025 with notional values totaling $250 million and a weighted average LIBOR fixed rate of 2.82%.

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

Commodity Price Risk

We are subject to changes in our cost of sales caused by movements in underlying commodity prices. As of June 30, 2021, approximately 67% of our cost of sales consists of purchased components with significant raw material content. A substantial portion of the purchased parts are made of aluminum and steel. The cost of aluminum parts includes an adjustment factor on future purchases for fluctuations in aluminum prices based on accepted industry indices. In addition, a substantial amount of steel-based contracts also include an index-based component. As our costs change, we are able to pass through a portion of the changes in commodity prices to certain of our customers according to our long-term agreements (“LTAs”). We historically have not entered into long-term purchase contracts related to the purchase of aluminum and steel.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are a party to various legal actions in the normal course of our business, including those related to commercial transactions, product liability, personal injury and workers’ compensation, safety, health, taxes, environmental and other matters. Information pertaining to legal proceedings can be found in NOTE P, “Commitments and Contingencies” in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes from our risk factors as previously reported in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the Securities and Exchange Commission on February 18, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information related to our repurchases of our common stock on a monthly basis in the three months ended June 30, 2021:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans(1)
April 1 – April 30, 2021	845,660	$42.66	845,660	$694,427,957
May 1 – May 31, 2021	622,764	$43.30	622,764	$667,463,786
June 1 – June 30, 2021	1,653,819	$40.41	1,653,819	$600,626,368
Total	3,122,243	$41.60	3,122,243

(1)

These values reflect the amounts that may be repurchased under the Repurchase Program approved by the Board of Directors on November 14, 2016 and the increases approved by the Board of Directors on November 8, 2017, July 30, 2018 and May 9, 2019 which, in the aggregate, authorized total repurchases of $3,000 million. The Repurchase Program has no termination date.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Description

10.1	Separation Agreement between the Registrant and Randall R. Kirk, dated May 26, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 27, 2021)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1

Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section  906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; and (v) the Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File – The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLISON TRANSMISSION HOLDINGS, INC.

Date: July 29, 2021	By:	/s/ David S. Graziosi

		Name:	David S. Graziosi
		Title:	Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: July 29, 2021	By:	/s/ G. Frederick Bohley

		Name:	G. Frederick Bohley
		Title:	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)