Form 10-Q
period 2021-09-30
Allison Transmission Holdings Inc
filed 2021-10-28
CIK 1411207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 15, 2021, there were 104,260,272 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Allison Transmission Holdings, Inc.

Condensed Consolidated Balance Sheets

(unaudited, dollars in millions, except share and per share data)

	September 30, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$261	$310
Accounts receivable – net of allowances for doubtful accounts of $2 and $1, respectively	257	228
Inventories	217	181
Other current assets	75	37
Total Current Assets	810	756
Property, plant and equipment, net	681	638
Intangible assets, net	928	963
Goodwill	2,064	2,064
Other non-current assets	54	56
TOTAL ASSETS	$4,537	$4,477
LIABILITIES
Current Liabilities
Accounts payable	$172	$157
Product warranty liability	35	36
Current portion of long-term debt	6	6
Deferred revenue	37	34
Other current liabilities	198	140
Total Current Liabilities	448	373
Product warranty liability	23	30
Deferred revenue	101	109
Long-term debt	2,504	2,507
Deferred income taxes	506	442
Other non-current liabilities	248	260
TOTAL LIABILITIES	3,830	3,721
Commitments and contingencies (see NOTE P)
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 1,880,000,000 shares authorized, 104,259,765 shares issued and outstanding and 112,033,477 shares issued and outstanding, respectively	1	1
Non-voting common stock, $0.01 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Paid in capital	1,829	1,818
Accumulated deficit	(1,038)	(974)
Accumulated other comprehensive loss, net of tax	(85)	(89)
TOTAL STOCKHOLDERS’ EQUITY	707	756
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$4,537	$4,477

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited, dollars in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	$567	$532	$1,758	$1,546
Cost of sales	306	278	918	801
Gross profit	261	254	840	745
Selling, general and administrative	73	93	226	237
Engineering — research and development	42	33	121	107
Operating income	146	128	493	401
Interest expense, net	(28)	(34)	(87)	(100)
Other income, net	6	4	12	8
Income before income taxes	124	98	418	309
Income tax expense	(30)	(21)	(94)	(70)
Net income	$94	$77	$324	$239
Basic earnings per share attributable to common stockholders	$0.89	$0.68	$2.97	$2.10
Diluted earnings per share attributable to common stockholders	$0.89	$0.68	$2.97	$2.10
Comprehensive income, net of tax	$92	$80	$328	$209

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited, dollars in millions)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$324	$239
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	77	71
Deferred income taxes	61	46
Amortization of intangible assets	35	40
Stock-based compensation	11	11
Technology-related investments gain	(3)	—
Amortization of deferred financing costs	2	3
Other	—	3
Changes in assets and liabilities:
Accounts receivable	(32)	8
Inventories	(38)	22
Accounts payable	7	(30)
Other assets and liabilities	23	(11)
Net cash provided by operating activities	467	402
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of long-lived assets	(112)	(84)
Loans to third parties	(11)	—
Proceeds from technology-related investments	4	—
Business acquisitions	—	4
Net cash used for investing activities	(119)	(80)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(326)	(196)
Dividend payments	(62)	(58)
Payments on long-term debt	(5)	(5)
Payment of acquisition-related contingent liability	(3)	(3)
Taxes paid related to net share settlement of equity awards	(3)	(2)
Proceeds from exercise of stock options	3	1
Borrowings on revolving credit facility	—	800
Payments on revolving credit facility	—	(800)
Net cash used for financing activities	(396)	(263)
Effect of exchange rate changes on cash	(1)	—
Net (decrease) increase in cash and cash equivalents	(49)	59
Cash and cash equivalents at beginning of period	310	192
Cash and cash equivalents at end of period	$261	$251
Supplemental disclosures:
Interest paid	$72	$73
Income taxes paid	$48	$13

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited, dollars in millions)

	Three months ended
	Common Stock	Non-voting Common Stock	Preferred Stock	Paid-in Capital	Accumulated (Deficit) Income	Accumulated Other Comprehensive (Loss) Income, net of tax	Stockholders' Equity
Balance at June 30, 2020	$1	$—	$—	$1,806	$(1,027)	$(85)	$695
Stock-based compensation	—	—	—	6	—	—	6
Pension and OPEB liability adjustment	—	—	—	—	—	(2)	(2)
Foreign currency translation adjustment	—	—	—	—	—	2	2
Interest rate swaps	—	—	—	—	—	3	3
Repurchase of common stock	—	—	—	—	(16)	—	(16)
Dividends on common stock	—	—	—	—	(19)	—	(19)
Net income	—	—	—	—	77	—	77
Balance at September 30, 2020	$1	$—	$—	$1,812	$(985)	$(82)	$746
Balance at June 30, 2021	$1	$—	$—	$1,826	$(1,012)	$(83)	$732
Stock-based compensation	—	—	—	3	—	—	3
Pension and OPEB liability adjustment	—	—	—	—	—	(1)	(1)
Foreign currency translation adjustment	—	—	—	—	—	(3)	(3)
Interest rate swaps	—	—	—	—	—	2	2
Repurchase of common stock	—	—	—	—	(100)	—	(100)
Dividends on common stock	—	—	—	—	(20)	—	(20)
Net income	—	—	—	—	94	—	94
Balance at September 30, 2021	$1	$—	$—	$1,829	$(1,038)	$(85)	$707

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited, dollars in millions)

	Nine months ended
	Common Stock	Non-voting Common Stock	Preferred Stock	Paid-in Capital	Accumulated (Deficit) Income	Accumulated Other Comprehensive (Loss) Income, net of tax	Stockholders' Equity
Balance at December 31, 2019	$1	$—	$—	$1,802	$(970)	$(52)	$781
Stock-based compensation	—	—	—	11	—	—	11
Pension and OPEB liability adjustment	—	—	—	—	—	(8)	(8)
Interest rate swaps	—	—	—	—	—	(22)	(22)
Issuance of common stock	—	—	—	(1)	—	—	(1)
Repurchase of common stock	—	—	—	—	(196)	—	(196)
Dividends on common stock	—	—	—	—	(58)	—	(58)
Net income	—	—	—	—	239	—	239
Balance at September 30, 2020	$1	$—	$—	$1,812	$(985)	$(82)	$746
Balance at December 31, 2020	$1	$—	$—	$1,818	$(974)	$(89)	$756
Stock-based compensation	—	—	—	11	—	—	11
Pension and OPEB liability adjustment	—	—	—	—	—	(5)	(5)
Foreign currency translation adjustment	—	—	—	—	—	(5)	(5)
Interest rate swaps	—	—	—	—	—	14	14
Repurchase of common stock	—	—	—	—	(326)	—	(326)
Dividends on common stock	—	—	—	—	(62)	—	(62)
Net income	—	—	—	—	324	—	324
Balance at September 30, 2021	$1	$—	$—	$1,829	$(1,038)	$(85)	$707

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

In March 2020, the World Health Organization categorized the novel coronavirus ("COVID-19") as a pandemic. In the third quarter of 2021, the COVID-19 pandemic continued to cause supply chain, labor and raw material constraints that created volatility in the Company’s business performance and impacted global markets and supply chains. As a result, the Company has experienced, and expects to continue to experience, raw material and component part price inflation, increased freight and logistics costs and increased overtime expense as a result of labor shortages. In addition, despite increased customer demand the Company’s net sales were negatively impacted as a result of its customers’ inability to secure components from the broader commercial vehicle supply base which resulted in reduced commercial vehicle build schedules.

To limit the spread of COVID-19, governments continue to take various actions including the administration or mandate of vaccinations, travel bans and restrictions, quarantines, curfews, stay-at-home orders, social distancing guidelines and business shutdowns and closures. The Company is also continuing to take a variety of measures to promote the safety and security of its employees and to maintain operations with as minimal impact as possible to its stakeholders, and as a result, the Company has been able to continue its manufacturing operations and deliver its products to customers.

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

These condensed consolidated financial statements present the financial position, results of comprehensive income, cash flows and statements of stockholders’ equity of the Company. Certain immaterial reclassifications have been made in the condensed consolidated financial statements of prior periods to conform to the current period presentation. These reclassifications had no impact on previously reported net income, total stockholders’ equity or cash flows. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2020 as filed with the Securities and Exchange Commission on February 18, 2021. The interim period financial results for the three- and nine-month periods presented are not necessarily indicative of results to be expected for any other interim period or for the entire year.

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

The Company may also use volume-based discounts and rebates as marketing incentives in the sales of both transmissions and service parts, which are accounted for as variable consideration. The Company records the impact of the incentives as a reduction to revenue when it is determined that the adjustment is not likely to reverse, historically on a quarterly basis. The Company estimates the impact of all other incentives based on the related sales and market conditions in the end market vocation. The Company recorded no material adjustments based on variable consideration during each of the three and nine months ended September 30, 2021 and 2020.

Net sales are made on credit terms, generally 30 days, based on an assessment of the customer’s creditworthiness. For certain goods or services, the Company receives consideration prior to satisfying the related performance obligation. Such consideration is recorded as a contract liability in current and non-current Deferred revenue as of September 30, 2021 and December 31, 2020. See Note J, “Deferred Revenue” for more information, including the amount of revenue earned during each of the three and nine months ended September 30, 2021 and 2020 that had been previously deferred. The Company had no material contract assets as of September 30, 2021 and December 31, 2020.

The Company has one operating segment and reportable segment. The Company is in one line of business, which is the manufacture and distribution of vehicle propulsion solutions. The following presents disaggregated revenue by categories that best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
North America On-Highway	$275	$281	$896	$797
North America Off-Highway	20	1	31	12
Defense	39	56	132	138
Outside North America On-Highway	93	71	275	203
Outside North America Off-Highway	14	4	48	50
Service Parts, Support Equipment and Other	126	119	376	346
Total Net Sales	$567	$532	$1,758	$1,546

NOTE D. INVENTORIES

Inventories consisted of the following components (dollars in millions):

	September 30, 2021	December 31, 2020
Purchased parts and raw materials	$105	$88
Work in progress	11	15
Service parts	44	43
Finished goods	57	35
Total inventories	$217	$181

Inventory components shipped to third parties, primarily cores, parts to re-manufacturers, and parts to contract manufacturers, which the Company has an obligation to buy back, are included in purchased parts and raw materials, with an offsetting liability in Other current liabilities. See NOTE L, “Other Current Liabilities” for more information.

NOTE E. GOODWILL AND OTHER INTANGIBLE ASSETS

As of each of September 30, 2021 and December 31, 2020, the carrying value of the Company’s Goodwill was $2,064.

The following presents a summary of other intangible assets (dollars in millions):

	September 30, 2021			December 31, 2020
	Intangible assets, gross	Accumulated amortization	Intangible assets, net	Intangible assets, gross	Accumulated amortization	Intangible assets, net
Other intangible assets:
Trade name	$791	$—	$791	$791	$—	$791
In-process research and development	25	—	25	25	—	25
Customer relationships — commercial	839	(740)	99	839	(708)	131
Proprietary technology	478	(477)	1	478	(477)	1
Customer relationships — defense	62	(50)	12	62	(47)	15
Total	$2,195	$(1,267)	$928	$2,195	$(1,232)	$963

As of September 30, 2021 and December 31, 2020, the carrying value of the Company’s Goodwill and Intangible assets, net was $2,992 million and $3,027 million, respectively.

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

Level 3 — Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At each balance sheet date, the Company performs an analysis of all instruments subject to authoritative accounting guidance and includes, in Level 3, all of those whose fair value is based on significant unobservable inputs. As of September 30, 2021 and December 31, 2020, the Company did not have any Level 3 financial assets or liabilities.

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

The following table summarizes the fair value of the Company’s financial assets and (liabilities) as of September 30, 2021 and December 31, 2020 (dollars in millions):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		TOTAL
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Cash equivalents	$115	$160	$—	$—	$115	$160
Rabbi trust assets	18	17	—	—	18	17
Deferred compensation obligation	(18)	(17)	—	—	(18)	(17)
Derivative liabilities	—	—	(41)	(60)	(41)	(60)
Total	$115	$160	$(41)	$(60)	$74	$100

NOTE G. DEBT

Long-term debt and maturities are as follows (dollars in millions):

	September 30, 2021	December 31, 2020
Long-term debt:
Senior Secured Credit Facility Term Loan, variable, due 2026	$633	$638
Senior Notes, fixed 4.75%, due 2027	400	400
Senior Notes, fixed 5.875%, due 2029	500	500
Senior Notes, fixed 3.75%, due 2031	1,000	1,000
Total long-term debt	$2,533	$2,538
Less: current maturities of long-term debt	6	6
deferred financing costs, net	23	25
Total long-term debt, net	$2,504	$2,507

As of September 30, 2021, the Company had $2,533 million of indebtedness associated with Allison Transmission, Inc.’s (“ATI”), the Company’s wholly-owned subsidiary, 4.75% Senior Notes due October 2027 (“4.75% Senior Notes”), ATI’s 5.875% Senior Notes due June 2029 (“5.875% Senior Notes”), ATI’s 3.75% Senior Notes due January 2031 (“3.75% Senior Notes” and, together with the 4.75% Senior Notes and 5.875% Senior Notes, the “Senior Notes”) and the Second Amended and Restated Credit Agreement dated as of March 29, 2019, as amended (the “Credit Agreement”), governing ATI’s term loan facility in the amount of $633 million due March 2026 (“Term Loan”) and ATI’s revolving credit facility with commitments in the amount of $650 million due September 2025 (“Revolving Credit Facility” and, together with the Term Loan, the “Senior Secured Credit Facility”).

The fair value of the Company’s long-term debt obligations as of September 30, 2021 was $2,567 million. The fair value is based on quoted Level 2 market prices of the Company’s debt as of September 30, 2021. It is not expected that the Company would be able to repurchase a significant amount of its debt at these levels. The difference between the fair value and carrying value of the long-term debt is driven primarily by trends in the financial markets.

Senior Secured Credit Facility

In November 2020, the Company and ATI entered into an amendment to the Credit Agreement to increase the commitments under the Revolving Credit Facility by $50 million to $650 million. The amendment also extended the Revolving Credit Facility termination date from September 2024 to September 2025.

The borrowings under the Senior Secured Credit Facility are collateralized by a lien on substantially all assets of the Company, ATI and each of the existing and future U.S. subsidiary guarantors, with certain exceptions set forth in the Credit Agreement, and ATI’s capital stock and all of the capital stock or other equity interests held by the Company, ATI and each of ATI’s existing and future U.S. subsidiary guarantors (subject to certain limitations for equity interest of foreign subsidiaries and other exceptions set forth in the Credit Agreement). Interest on the Term Loan, as of September 30, 2021, is either (a) 1.75% over a LIBOR rate on deposits in U.S. dollars for one-, two-, three- or six-month periods (or twelve-month or shorter periods if, at the time of the borrowing, available from all relevant lenders) (the "LIBOR Rate"), or (b) 0.75% over the greater of the prime lending rate as quoted by the administrative agent, the LIBOR Rate for an interest period of one month plus 1.00% and the federal funds effective rate published by the Federal Reserve Bank of New York plus 0.50%, subject to a 1.00% floor (the "Base Rate"). As of September 30, 2021, the Company elected to pay the lowest all-in rate of LIBOR plus the applicable margin, or 1.83%, on the Term Loan. The Credit Agreement requires minimum quarterly principal payments on the Term Loan, as well as prepayments from certain net cash proceeds of non-ordinary course asset sales and casualty and condemnation events, the incurrence of certain debt and from a percentage of excess cash flow, if applicable. The minimum required quarterly principal payment on the Term Loan through its maturity date of March 2026 is $2 million. As of September 30, 2021, there had been no payments required for certain net cash proceeds of non-ordinary course asset sales and casualty and condemnation events. The remaining principal balance is due upon maturity.

The Senior Secured Credit Facility also provides a Revolving Credit Facility, net of an allowance for up to $75 million in outstanding letters of credit commitments. As of September 30, 2021, the Company had $645 million available under the Revolving Credit Facility, net of $5 million in letters of credit. Borrowings under the Revolving Credit Facility bear interest at a variable base rate plus an applicable margin based on the Company’s first lien net leverage ratio. When the Company’s first lien net leverage ratio is above 4.00x, interest on the Revolving Credit Facility is (a) 0.75% over the Base Rate or (b) 1.75% over the LIBOR Rate; when the Company’s first lien net leverage ratio is equal to or less than 4.00x and above 3.50x, interest on the Revolving Credit Facility is (i) 0.50% over the Base Rate or (ii) 1.50% over the LIBOR Rate; and when the Company’s first lien net leverage ratio is equal to or below 3.50x, interest on the Revolving Credit Facility is (y) 0.25% over the Base Rate or (z) 1.25% over the LIBOR Rate. As of September 30, 2021, the applicable margin for the Revolving Credit Facility was 1.25%. In addition, there is an annual commitment fee, based on the Company’s first lien net leverage ratio, on the average unused revolving credit borrowings available under the Revolving Credit Facility. As of September 30, 2021, the commitment fee is 0.25%. Borrowings under the Revolving Credit Facility are payable at the option of the Company throughout the term of the Senior Secured Credit Facility with the balance due in September 2025.

The Senior Secured Credit Facility requires the Company to maintain a specified maximum first lien net leverage ratio of 5.50x when revolving loan commitments remain outstanding on the Revolving Credit Facility at the end of a fiscal quarter. As of September 30, 2021, the Company had no amounts outstanding under the Revolving Credit Facility; however, the Company would have been in compliance with the maximum first lien net leverage ratio, achieving a 0.46x ratio. Additionally, within the terms of the Senior Secured Credit Facility, a first lien net leverage ratio at or below 4.00x results in the elimination of excess cash flow payments on the Senior Secured Credit Facility for the applicable year.

In addition, the Credit Agreement, among other things, includes customary restrictions (subject to certain exceptions) on the Company’s ability to incur certain indebtedness, grant certain liens, make certain investments, engage in acquisitions, consolidations and mergers, declare or pay certain dividends or repurchase shares of the Company’s common stock. As of September 30, 2021, the Company was in compliance with all covenants under the Credit Agreement.

4.75% Senior Notes

The 4.75% Senior Notes are unsecured and are guaranteed by each of ATI’s domestic subsidiaries that is a borrower under or guarantees the Senior Secured Credit Facility and are unconditionally guaranteed, jointly and severally, by any of ATI’s future domestic subsidiaries that are borrowers under or guarantee the Senior Secured Credit Facility. None of ATI’s domestic subsidiaries currently guarantee its obligations under the Senior Secured Credit Facility, and therefore none of ATI’s domestic subsidiaries currently guarantee the 4.75% Senior Notes. The indenture governing the 4.75% Senior Notes contains negative covenants restricting or limiting the Company’s ability to, among other things: incur or guarantee additional indebtedness, incur liens, pay dividends on, redeem or repurchase the Company’s capital stock, make certain investments, permit payment or dividend restrictions on certain of the Company’s subsidiaries, sell assets, engage in certain transactions with affiliates, and consolidate or merge or sell all or substantially all of the Company’s assets. As of September 30, 2021, the Company was in compliance with all covenants under the indenture governing the 4.75% Senior Notes.

5.875% Senior Notes

The 5.875% Senior Notes are unsecured and are guaranteed by each of ATI’s domestic subsidiaries that is a borrower under or guarantees the Senior Secured Credit Facility and are unconditionally guaranteed, jointly and severally, by any of ATI’s future domestic subsidiaries that are borrowers under or guarantee the Senior Secured Credit Facility. None of ATI’s domestic subsidiaries currently guarantee its obligations under the Senior Secured Credit Facility, and therefore none of ATI’s domestic subsidiaries currently guarantee the 5.875% Senior Notes. The indenture governing the 5.875% Senior Notes contains negative covenants restricting or limiting the Company’s ability to, among other things: incur or guarantee additional indebtedness, incur liens, pay dividends on, redeem or repurchase the Company’s capital stock, make certain investments, permit payment or dividend restrictions on certain of the Company’s subsidiaries, sell assets, engage in certain transactions with affiliates, and consolidate or merge or sell all or substantially all of the Company’s assets. As of September 30, 2021, the Company was in compliance with all covenants under the indenture governing the 5.875% Senior Notes.

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

The 3.75% Senior Notes are unsecured and are guaranteed by each of ATI’s domestic subsidiaries that is a borrower under or guarantees the Senior Secured Credit Facility and are unconditionally guaranteed, jointly and severally, by any of ATI’s future domestic subsidiaries that are borrowers under or guarantee the Senior Secured Credit Facility. None of ATI’s domestic subsidiaries currently guarantee its obligations under the Senior Secured Credit Facility, and therefore none of ATI’s domestic subsidiaries currently guarantee the 3.75% Senior Notes. The indenture governing the 3.75% Senior Notes contains negative covenants restricting or limiting the Company’s ability to, among other things: incur or guarantee additional indebtedness, incur liens, pay dividends on, redeem or repurchase the Company’s capital stock, make certain investments, permit payment or dividend restrictions on certain of the Company’s subsidiaries, sell assets, engage in certain transactions with affiliates, and consolidate or merge or sell all or substantially all of the Company’s assets. As of September 30, 2021, the Company was in compliance with all covenants under the indenture governing the 3.75% Senior Notes.

NOTE H. DERIVATIVES

The Company is subject to interest rate risk related to the Senior Secured Credit Facility and enters into interest rate swaps that are based on LIBOR to manage a portion of this exposure. The interest rate swaps are designated as cash flow hedges that qualify for hedge accounting under the hypothetical derivative method. Fair value adjustments are recorded as a component of Accumulated other comprehensive loss, net of tax (“AOCL”) in the Condensed Consolidated Balance Sheets. Balances in AOCL are reclassified to earnings when transactions related to the underlying risk are settled. As of September 30, 2021, the Company held interest rate swaps effective from September 2019 to September 2025 with notional values totaling $250 million and a weighted average LIBOR fixed rate of 3.04%, interest rate swaps effective from September 2019 to September 2022 with notional values totaling $250 million and a weighted average LIBOR fixed rate of 3.01% and interest rate swaps effective from September 2022 to September 2025 with notional values totaling $250 million and a weighted average LIBOR fixed rate of 2.82%. See NOTE F, “Fair Value of Financial Instruments” for information regarding the fair value of the Company’s interest rate swaps.

The following tabular disclosures further describe the Company’s interest rate derivatives qualifying and designated for hedge accounting and their impact on the financial condition of the Company (dollars in millions):

		Fair Value
	Balance Sheet Location	September 30, 2021	December 31, 2020
Derivatives designated as hedging instruments:
Interest rate swaps	Other current liabilities	$13	$14
	Other non-current liabilities	28	46
Total derivatives designated as hedging instruments		$41	$60

The balance of derivative losses recorded in AOCL as of September 30, 2021 was $41 million. See NOTE O, “Accumulated Other Comprehensive Loss” for information regarding activity recorded as a component of AOCL during the three and nine months ended September 30, 2021 and 2020. As of September 30, 2021, the Company had $14 million of derivative losses recorded in AOCL expected to be reclassified to earnings within the next twelve months.

NOTE I. PRODUCT WARRANTY LIABILITIES

As of September 30, 2021, current and non-current product warranty liabilities were $35 million and $23 million, respectively. As of September 30, 2020, current and non-current product warranty liabilities were $34 million and $31 million, respectively.

Product warranty liability activities consist of the following (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning balance	$60	$48	$66	$52
Payments	(6)	(9)	(22)	(25)
Increase in liability (warranty issued during period)	4	3	12	11
Net adjustments to liability	—	23	2	27
Ending balance	$58	$65	$58	$65

NOTE J. DEFERRED REVENUE

As of September 30, 2021, current and non-current deferred revenue was $37 million and $101 million, respectively. As of September 30, 2020, current and non-current deferred revenue was $33 million and $107 million, respectively.

Deferred revenue activity consists of the following (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning balance	$142	$145	$143	$139
Increases	6	5	22	29
Revenue earned	(10)	(10)	(27)	(28)
Ending balance	$138	$140	$138	$140

Deferred revenue recorded in current and non-current liabilities related to ETC as of September 30, 2021 was $29 million and $86 million, respectively. Deferred revenue recorded in current and non-current liabilities related to ETC as of September 30, 2020 was $28 million and $89 million, respectively.

NOTE K. LEASES

Contracts are assessed by the Company to determine if the contract conveys the right to control an identified asset in exchange for consideration during a period of time. The Company classifies all identified leases as either operating or finance leases. As of September 30, 2021, the Company was not a party to any finance leases. Contracts that contain leases are assessed to determine if the consideration in the contract is related to a lease component, non-lease component or other components not related to the lease. Lease components are recorded as right-of-use (“ROU”) assets and lease liabilities while any non-lease component is expensed as incurred. The consideration in the contract related to other components not related to the lease is allocated among the lease component and the non-lease component, as applicable, based on the stand-alone selling price of the lease and non-lease components.

Certain lease contracts may contain an option to extend or terminate the lease. The Company considers the economic impact of extension and termination options by contract. If the Company concludes it is reasonably certain an option will be exercised, that option is included in the lease term and impacts the amount recorded as an ROU asset and lease liability at inception of the contract.

The Company's lease liability is determined by discounting the future cash flows over the lease period. The Company determines its discount rates utilizing current secured financing rates based on the length of the lease period plus the Company's margin over LIBOR on the Term Loan. The Company believes this rate effectively represents a borrowing rate the Company could obtain on a debt instrument possessing similar terms as the lease. Any lease liability is classified between current and non-current liabilities based on the terms of the underlying leases. The weighted average discount rate on operating leases as of September 30, 2021 and December 31, 2020 was 4.36% and 4.37%, respectively.

As of September 30, 2021, the Company recorded current and non-current operating lease liabilities of $4 million and $14 million, respectively. As of December 31, 2020, the Company recorded current and non-current operating lease liabilities of $4 million and $17 million, respectively. The following table reconciles future undiscounted cash flows for operating leases as of September 30, 2021 to total operating lease liabilities:

September 30, 2021
2021	$1
2022	5
2023	3
2024	2
2025	2
Thereafter	8
Total lease payments	$21
Less: Interest	3
Present value of lease liabilities	$18

ROU assets are calculated as the related lease liability adjusted for lease incentives, prepayments and the effect of escalating lease payments on period expense. The below table depicts the ROU assets held by the Company based on the underlying asset:

September 30, 2021
Buildings	$16
Land	1
Vehicles	1
Total ROU assets	$18

The weighted average remaining lease term as of September 30, 2021 and September 30, 2020 was 7.2 years and 7.6 years, respectively.

Operating lease expense was $1 million in each of the three months ended September 30, 2021 and 2020 and $4 million in each of the nine months ended September 30, 2021 and 2020, and was recorded within Selling, general and administrative expense and Engineering - research and development on the Company's Condensed Consolidated Statements of Comprehensive Income. There was no material short-term operating lease expense for each of the three and nine months ended September 30, 2021 and 2020.

The calculation of the Company's ROU assets and lease liabilities did not include cash consideration as of September 30, 2021 and December 31, 2020. During the nine months ended September 30, 2021 and 2020, the Company recorded $1 million and $2 million, respectively, of new ROU assets obtained in exchange for lease obligations.

NOTE L. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (dollars in millions):

	September 30, 2021	December 31, 2020
Payroll and related costs	$76	$47
Sales allowances	32	20
Accrued interest payable	26	12
Vendor buyback obligation	17	16
Taxes payable	13	11
Derivative liabilities	13	14
Lease liability	4	4
Non-trade payables	2	2
Other accruals	15	14
Total	$198	$140

NOTE M. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost (credit) consist of the following (dollars in millions):

	Pension Plans		Post-retirement Benefits
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2021	2020	2021	2020
Net periodic benefit cost (credit):
Service cost	$2	$2	$—	$1
Interest cost	1	2	—	1
Expected return on assets	(2)	(2)	—	—
Prior service credit	(1)	—	(2)	(4)
Recognized actuarial loss	1	—	—	—
Net periodic benefit cost (credit)	$1	$2	$(2)	$(2)

	Pension Plans		Post-retirement Benefits
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net periodic benefit cost (credit):
Service cost	$7	$7	$1	$1
Interest cost	4	5	1	2
Expected return on assets	(6)	(6)	—	—
Prior service credit	(1)	—	(7)	(10)
Recognized actuarial loss	1	—	—	—
Net periodic benefit cost (credit)	$5	$6	$(5)	$(7)

The components of net periodic benefit cost (credit) other than the service cost component are included in Other income, net in the Condensed Consolidated Statements of Comprehensive Income.

NOTE N. INCOME TAXES

For the three and nine months ended September 30, 2021, the Company recorded total income tax expense of $30 million and $94 million, respectively. The effective tax rate for the three and nine months ended September 30, 2021 was 24% and 22%, respectively. For the three and nine months ended September 30, 2020, the Company recorded total income tax expense of $21 million and $70 million, respectively. The effective tax rate for the three and nine months ended September 30, 2020 was 21% and 23%, respectively.

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

In accordance with the FASB’s authoritative guidance on accounting for income taxes, the Company has recorded a liability for unrecognized tax benefits related to a 2010 Research and Development Credit as of September 30, 2021 and December 31, 2020. The accounting guidance prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company's returns will remain subject to examination by the various taxing authorities for the duration of the applicable statute of limitations (generally three years from the later of the date of filing or the due date of the return).

NOTE O. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables reconcile changes in AOCL by component (net of tax, dollars in millions):

	Three months ended
	Pension and OPEB liability adjustments	Interest rate swaps	Foreign currency items	Total
AOCL as of June 30, 2020	$2	$(51)	$(36)	$(85)
Other comprehensive (loss) income before reclassifications	—	(1)	2	1
Amounts reclassified from AOCL	(3)	3	—	—
Income tax benefit	1	1	—	2
Net current period other comprehensive (loss) income	$(2)	$3	$2	$3
AOCL as of September 30, 2020	$—	$(48)	$(34)	$(82)
AOCL as of June 30, 2021	$(23)	$(34)	$(26)	$(83)
Other comprehensive loss before reclassifications	—	—	(3)	(3)
Amounts reclassified from AOCL	(2)	4	—	2
Income tax benefit (expense)	1	(2)	—	(1)
Net current period other comprehensive (loss) income	$(1)	$2	$(3)	$(2)
AOCL as of September 30, 2021	$(24)	$(32)	$(29)	$(85)

	Nine months ended
	Pension and OPEB liability adjustments	Interest rate swaps	Foreign currency items	Total
AOCL as of December 31, 2019	$8	$(26)	$(34)	$(52)
Other comprehensive loss before reclassifications	—	(37)	—	(37)
Amounts reclassified from AOCL	(11)	7	—	(4)
Income tax benefit	3	8	—	11
Net current period other comprehensive loss	$(8)	$(22)	$—	$(30)
AOCL as of September 30, 2020	$—	$(48)	$(34)	$(82)
AOCL as of December 31, 2020	$(19)	$(46)	$(24)	$(89)
Other comprehensive income (loss) before reclassifications	—	8	(5)	3
Amounts reclassified from AOCL	(7)	11	—	4
Income tax benefit (expense)	2	(5)	—	(3)
Net current period other comprehensive (loss) income	$(5)	$14	$(5)	$4
AOCL as of September 30, 2021	$(24)	$(32)	$(29)	$(85)

	Amounts reclassified from AOCL
AOCL Components	Three months ended September 30, 2021	Three months ended September 30, 2020	Affected line item in the Condensed Consolidated Statements of Comprehensive Income
Interest rate swaps	$(4)	$(3)	Interest expense, net
Prior service cost	3	3	Other income, net
Recognized actuarial loss	(1)	—	Other income, net
Total reclassifications, before tax	$(2)	$—	Income before income taxes
Income tax benefit	1	—	Income tax expense
Total reclassifications, net of tax	$(1)	$—

	Amounts reclassified from AOCL
AOCL Components	Nine months ended September 30, 2021	Nine months ended September 30, 2020	Affected line item in the Condensed Consolidated Statements of Comprehensive Income
Interest rate swaps	$(11)	$(7)	Interest expense, net
Prior service cost	8	11	Other income, net
Recognized actuarial loss	(1)	—	Other income, net
Total reclassifications, before tax	$(4)	$4	Income before income taxes
Income tax benefit (expense)	1	(1)	Income tax expense
Total reclassifications	$(3)	$3

Prior service cost and actuarial loss are included in the computation of the Company’s net periodic benefit cost (credit). See NOTE M, “Employee Benefit Plans” for additional details.

NOTE P. COMMITMENTS AND CONTINGENCIES

Environmental Matters

The Company has an agreement with the Environmental Protection Agency to perform remedial activities at the Company’s Indianapolis, Indiana manufacturing facilities related to historical soil and groundwater contamination. As of September 30, 2021, the Company had a liability recorded in the amount of $3 million.

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

NOTE Q. EARNINGS PER SHARE

The Company presents both basic and diluted earnings per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted EPS is calculated by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during the reporting period that are calculated using the treasury stock method for stock-based awards. The treasury stock method assumes that the Company uses the proceeds from the exercise of awards to repurchase common stock at the average market price during the period. The assumed proceeds under the treasury stock method include the purchase price that the grantee will pay in the future and compensation cost for future service that the Company has not yet recognized. For each of the three and nine months ended September 30, 2021 and 2020, there were 1 million outstanding stock options excluded from the diluted EPS calculation because they were anti-dilutive.

The following table reconciles the numerators and denominators used to calculate basic EPS and diluted EPS (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$94	$77	$324	$239
Weighted average shares of common stock outstanding	106	113	109	114
Dilutive effect of stock-based awards	—	1	—	—
Diluted weighted average shares of common stock outstanding	106	114	109	114
Basic earnings per share attributable to common stockholders	$0.89	$0.68	$2.97	$2.10
Diluted earnings per share attributable to common stockholders	$0.89	$0.68	$2.97	$2.10

NOTE R. COMMON STOCK

During the three and nine months ended September 30, 2021, the Company repurchased $100 million and $326 million, respectively, of its common stock under the current stock repurchase program authorized by the Board of Directors (“Repurchase Program”), leaving $501 million of authorized repurchases remaining under the Repurchase Program as of September 30, 2021. The Repurchase Program has no termination date, and the timing and amount of stock purchases are subject to market conditions and corporate needs. The Repurchase Program may be modified, suspended or discontinued at any time at the Company’s discretion.

NOTE S. SUBSEQUENT EVENT

During the third quarter, the Company entered into a strategic collaboration framework agreement (“Agreement”) for the development of electrified powertrain solutions for global commercial vehicles with Jing-Jin Electric Technologies Co. Ltd. (“JJE”), a Chinese electrified propulsion company in components, assemblies and systems for global automotive and commercial vehicle customers. Pursuant to the Agreement, the Company and JJE are working to define the product portfolio scope, manufacturing locations and supporting resources to be provided by each party. In addition, the Company provided a loan in the amount of $11 million to JJE’s United States-based subsidiary to support JJE North America’s commercial vehicle electric drive product development, testing and manufacturing acceleration efforts.

On October 20, 2021, the Company announced that it would invest approximately $42 million in JJE’s initial public offering at the The Science and Technology Innovation Board on the Shanghai Stock Exchange, representing 3.25% of JJE’s outstanding common stock.

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

Recent Developments

During the third quarter, we entered into a strategic collaboration framework agreement (“Agreement”) for the development of electrified powertrain solutions for global commercial vehicles with Jing-Jin Electric Technologies Co. Ltd. (“JJE”), a Chinese electrified propulsion company in components, assemblies and systems for global automotive and commercial vehicle customers. Pursuant to the Agreement, Allison and JJE are working to define the product portfolio scope, manufacturing locations and supporting resources to be provided by each party. In addition, we provided a loan in the amount of $11 million to JJE’s United States-based subsidiary to support JJE North America’s commercial vehicle electric drive product development, testing and manufacturing acceleration efforts.

On October 20, 2021, we announced that we would invest approximately $42 million in JJE’s initial public offering at the The Science and Technology Innovation Board on the Shanghai Stock Exchange, representing 3.25% of JJE’s outstanding common stock.

On September 16, 2021, we entered into an asset purchase agreement (“Purchase Agreement”) with AVTEC Ltd. (“AVTEC”), an Indian manufacturer of powertrain and precision-engineered products for the automotive, off-highway, defense, agriculture and railway industries in areas of both proprietary products and contract manufacturing. Pursuant to the Purchase Agreement, we will acquire the transmission portfolio of AVTEC’s off-highway business and Madras Export Processing Zone off-highway component machining business for approximately $27 million subject to completion of certain conditions precedent.

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

Trends Impacting Our Business

In March 2020, the World Health Organization categorized the novel coronavirus ("COVID-19") as a pandemic. In the third quarter of 2021, the COVID-19 pandemic continued to cause supply chain, labor and raw material constraints that created volatility in our business performance and impacted global markets and supply chains. As a result, we have experienced, and expect to continue to experience, raw material and component price inflation, increased freight and logistics costs and increased overtime expense as a result of labor shortages. However, during the third quarter of 2021 despite increased customer demand our net sales were negatively impacted as a result of our customers’ inability to secure components from the broader commercial vehicle supply base which resulted in reduced commercial vehicle build schedules. We continue to monitor and proactively mitigate risks in our supply chain, including the global shortage of semiconductors and its impact on the availability of our transmission control modules. We, our suppliers and our customers are all taking actions to reduce the impact of the semiconductor shortage and other supply chain, transport and raw material constraints; however, if these constraints and inflationary costs persist, the impact on our business could be material.

To limit the spread of COVID-19, governments continue to take various actions including the administration or mandate of vaccinations, travel bans and restrictions, quarantines, curfews, stay-at-home orders, social distancing guidelines and business shutdowns and closures. We are continuing to take a variety of measures to promote the safety and security of our employees and to maintain operations with as minimal impact as possible to our stakeholders, and as a result, we have been able to continue our manufacturing operations and deliver our products to customers. The United States government has indicated it will require that certain suppliers to the United States Department of Defense mandate employees be vaccinated against COVID-19 and employers employing over 100 employees either mandate employees be vaccinated against or submit to weekly testing for COVID-19. These or similar vaccine and testing mandates by other governments may result in additional labor shortages and/or increased labor or other expenses for us and our customers and suppliers.

Third Quarter Net Sales by End Market (dollars in millions)

End Market	Q3 2021 Net Sales	Q3 2020 Net Sales	% Variance
North America On-Highway	$275	$281	(2)%
North America Off-Highway	20	1	1,900%
Defense	39	56	(30)%
Outside North America On-Highway	93	71	31%
Outside North America Off-Highway	14	4	250%
Service Parts, Support Equipment and Other	126	119	6%
Total Net Sales	$567	$532	7%

North America On-Highway end market net sales were down 2% for the third quarter 2021 compared to the third quarter 2020, principally driven by lower demand due to supply chain, labor and raw material constraints impacting the broader commercial vehicle supply base.

North America Off-Highway end market net sales were up $19 million for the third quarter 2021 compared to the third quarter 2020, principally driven by higher demand for hydraulic fracturing applications.

Defense end market net sales were down 30% for the third quarter 2021 compared to the third quarter 2020, principally driven by lower demand for Tracked vehicle applications.

Outside North America On-Highway end market net sales were up 31% for the third quarter 2021 compared to the third quarter 2020, principally driven by the recovery in customer demand following the pandemic-related disruptions experienced in 2020 and the execution of growth initiatives.

Outside North America Off-Highway end market net sales were up $10 million for the third quarter 2021 compared to the third quarter 2020, principally driven by higher demand in the energy, mining and construction sectors.

Service Parts, Support Equipment and Other end market net sales were up 6% for the third quarter 2021 compared to the third quarter 2020, principally driven by higher demand for global service parts, partially offset by decreased sales of aluminum die cast components.

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

Cost of sales

Our primary components of cost of sales are purchased parts, overhead expense related to our manufacturing operations and direct labor associated with the manufacture and assembly of transmissions and parts. For the nine months ended September 30, 2021, direct material costs were approximately 67%, overhead costs were approximately 24%, and direct labor costs were approximately 9% of total cost of sales. We are subject to changes in our cost of sales caused by movements in underlying commodity prices. We seek to hedge against this risk by using long-term agreements, as appropriate. See Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk —Commodity Price Risk” included below.

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

Non-GAAP Financial Measures

We use Adjusted Earnings before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) and Adjusted EBITDA as a percent of net sales to measure our operating profitability. We believe that Adjusted EBITDA and Adjusted EBITDA as a percent of net sales provide management, investors and creditors with useful measures of the operational results of our business and increase the period-to-period comparability of our operating profitability and comparability with other companies. Adjusted EBITDA as a percent of net sales is also used in the calculation of management’s incentive compensation program. The most directly comparable U.S. generally accepted accounting principles (“GAAP”) measure to Adjusted EBITDA and Adjusted EBITDA as a percent of net sales is Net income and Net income as a percent of net sales, respectively. Adjusted EBITDA is calculated as earnings before interest expense, net, income tax expense, amortization of intangible assets, depreciation of property, plant and equipment and other adjustments as defined by the Second Amended and Restated Credit Agreement dated as of March 29, 2019, as amended (the “Credit Agreement”) governing Allison Transmission, Inc.’s (“ATI”), our wholly-owned subsidiary, term loan facility in the amount of $633 million due March 2026 (“Term Loan”). Adjusted EBITDA as a percent of net sales is calculated as Adjusted EBITDA divided by net sales.

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

The following is a reconciliation of Net income and Net income as a percent of net sales to Adjusted EBITDA and Adjusted EBITDA as a percent of net sales and a reconciliation of Net cash provided by operating activities to Adjusted free cash flow:

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited, dollars in millions)	2021	2020	2021	2020
Net income (GAAP)	$94	$77	$324	$239
plus:
Income tax expense	30	21	94	70
Interest expense, net	28	34	87	100
Depreciation of property, plant and equipment	26	25	77	71
Amortization of intangible assets	12	11	35	40
Stock-based compensation expense (a)	3	6	11	11
Technology-related investments gain (b)	(3)	—	(3)	—
Acquisition-related earnouts (c)	1	—	1	1
UAW Local 933 retirement incentive (d)	(1)	—	(1)	—
Unrealized (gain) loss on foreign exchange (e)	(1)	—	(1)	2
Restructuring charges (f)	—	—	—	12
Adjusted EBITDA (Non-GAAP)	$189	$174	$624	$546
Net sales (GAAP)	$567	$532	$1,758	$1,546
Net income as a percent of net sales (GAAP)	16.6%	14.5%	18.4%	15.5%
Adjusted EBITDA as a percent of net sales (Non-GAAP)	33.3%	32.7%	35.5%	35.3%
Net cash provided by operating activities (GAAP)	$196	$162	$467	$402
Deductions to reconcile to Adjusted free cash flow:
Additions of long-lived assets	(43)	(35)	(112)	(84)
Restructuring charges (f)	—	9	—	12
Adjusted free cash flow (Non-GAAP)	$153	$136	$355	$330

(a)	Represents stock-based compensation expense (recorded in Cost of sales, Selling, general and administrative, and Engineering - research and development).
(b)	Represents gains (recorded in Other expense, net) related to investments in co-development agreements to expand our position in transmission technologies.
(c)	Represents expenses (recorded in Selling, general and administrative and Engineering – research and development) for earnouts related to our acquisition of Vantage Power Limited.
(d)

Represents adjustments (recorded in Cost of sales) related to a retirement incentive program for certain employees represented by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) pursuant to the UAW Local 933 collective bargaining agreement effective through November 2023.

(e)	Represents (gains) losses (recorded in Other income, net) on intercompany financing transactions related to investments in plant assets for our India facility.
(f)

Represents restructuring charges (recorded in Cost of sales, Selling, general and administrative, and Engineering - research and development) related to voluntary and involuntary separation programs for both hourly and salaried employees in 2020.

Results of Operations

Comparison of three months ended September 30, 2021 and 2020

The following table sets forth certain financial information for the three months ended September 30, 2021 and 2020. The following table and discussion should be read in conjunction with the information contained in our condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Three Months Ended September 30,
(unaudited, dollars in millions)	2021	% of net sales	2020	% of net sales
Net sales	$567	100%	$532	100%
Cost of sales	306	54	278	52
Gross profit	261	46	254	48
Operating expenses:
Selling, general and administrative	73	13	93	18
Engineering — research and development	42	7	33	6
Total operating expenses	115	20	126	24
Operating income	146	26	128	24
Interest expense, net	(28)	(5)	(34)	(6)
Other income, net	6	1	4	—
Income before income taxes	124	22	98	18
Income tax expense	(30)	(5)	(21)	(4)
Net income	$94	17%	$77	14%

Net sales

Net sales for the quarter ended September 30, 2021 were $567 million compared to $532 million for the quarter ended September 30, 2020, an increase of 7%. The increase was principally driven by a $22 million, or 31%, increase in net sales in the Outside North America On-Highway end market principally driven by the recovery in customer demand following the pandemic-related disruptions experienced in 2020 and the execution of our growth initiatives, a $19 million, or 1,900%, increase in net sales in the North America Off-Highway end market principally driven by higher demand for hydraulic fracturing applications, a $10 million, or 250%, increase in net sales in the Outside North America Off-Highway end market principally driven by higher demand in the energy, mining and construction sectors and a $7 million, or 6%, increase in net sales in the Service Parts, Support Equipment and Other end market principally driven by higher demand for global service parts, partially offset by decreased sales of aluminum die cast components, partially offset by a $17 million, or 30%, decrease in net sales in the Defense end market principally driven by lower demand for Tracked vehicle applications and a $6 million, or 2%, decrease in net sales in the North America On-Highway end market principally driven by lower demand due to supply chain, labor and raw material constraints impacting the broader commercial vehicle supply base.

Cost of sales

Cost of sales for the quarter ended September 30, 2021 was $306 million compared to $278 million for the quarter ended September 30, 2020, an increase of 10%. The increase was principally driven by unfavorable material costs, increased direct material and manufacturing expense commensurate with increased net sales and higher incentive compensation expense.

Gross profit

Gross profit for the quarter ended September 30, 2021 was $261 million compared to $254 million for the quarter ended September 30, 2020, an increase of 3%. The increase was principally driven by $29 million related to increased net sales and $8 million of price increases on certain products, partially offset by $16 million of unfavorable material costs, $11 million of higher manufacturing expense commensurate with increased net sales and higher incentive compensation expense. Gross profit as a percent of net sales for the three months ended September 30, 2021 decreased 170 basis points compared to the same period in 2020 principally driven by unfavorable material costs and higher incentive compensation expense, partially offset by increased net sales and price increases on certain products.

Selling, general and administrative

Selling, general and administrative expenses for the quarter ended September 30, 2021 were $73 million compared to $93 million for the quarter ended September 30, 2020, a decrease of 22%. The decrease was principally driven by unfavorable product warranty adjustments in the third quarter of 2020 that did not recur in 2021 and lower stock compensation expense, partially offset by higher commercial activities spending and higher incentive compensation expense.

Engineering — research and development

Engineering expenses for the quarter ended September 30, 2021 were $42 million compared to $33 million for the quarter ended September 30, 2020, an increase of 27%. The increase was principally driven by increased product initiatives spending.

Interest expense, net

Interest expense, net for the quarter ended September 30, 2021 was $28 million compared to $34 million for the quarter ended September 30, 2020, a decrease of 18%. The decrease was principally driven by $3 million of decreased interest expense due to lower interest rates as a result of our long-term debt refinancing in the fourth quarter of 2020 that extended maturities at lower fixed interest rates, $1 million of decreased interest expense on ATI’s revolving credit facility with commitments in the amount of $650 due September 2025 (“Revolving Credit Facility”) and $1 million of increased interest income.

Other income, net

Other income, net for the quarter ended September 30, 2021 was $6 million compared to $4 million for the quarter ended September 30, 2020, an increase of 50%. The increase was principally driven by a $4 million gain related to technology-related investments, partially offset by a $1 million gain in the third quarter of 2020 associated with assets held in a rabbi trust that did not recur in 2021.

Income tax expense

Income tax expense for the three months ended September 30, 2021 was $30 million, resulting in an effective tax rate of 24%, compared to $21 million of income tax expense and an effective tax rate of 21% for the three months ended September 30, 2020. The increase in income tax expense was principally driven by increased taxable income. The increase in the effective tax rate was principally driven by decreased estimated U.S. federal income tax deductions.

Comparison of nine months ended September 30, 2021 and 2020

The following table sets forth certain financial information for the nine months ended September 30, 2021 and 2020. The following table and discussion should be read in conjunction with the information contained in our condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Nine Months Ended September 30,
(unaudited, dollars in millions)	2021	% of net sales	2020	% of net sales
Net sales	$1,758	100%	$1,546	100%
Cost of sales	918	52	801	52
Gross profit	840	48	745	48
Operating expenses:
Selling, general and administrative	226	13	237	15
Engineering — research and development	121	7	107	7
Total operating expenses	347	21	344	22
Operating income	493	28	401	26
Interest expense, net	(87)	(5)	(100)	(6)
Other income, net	12	1	8	—
Income before income taxes	418	24	309	20
Income tax expense	(94)	(6)	(70)	(5)
Net income	$324	18%	$239	15%

Net sales

Net sales for the nine months ended September 30, 2021 were $1,758 million compared to $1,546 million for the nine months ended September 30, 2020, an increase of 14%. The increase was principally driven by a $99 million, or 12%, increase in net sales in the North America On-Highway end market and a $72 million, or 35%, increase in net sales in the Outside North America On-Highway end market both of which were principally driven by the recovery in customer demand following the pandemic-related disruptions experienced in 2020, a $30 million, or 9%, increase in net sales in the Service Parts, Support Equipment and Other end market principally driven by higher demand for service parts, support equipment and aluminum die cast components and a $19 million, or 158%, increase in net sales in the North America Off-Highway end market principally driven by higher demand for hydraulic fracturing applications, partially offset by a $6 million, or 4%, decrease in net sales in the Defense end market principally driven by lower Wheeled vehicle demand partially offset by higher demand for Tracked vehicle applications and a $2 million, or 4%, decrease in net sales in the Outside North America Off-Highway end market principally driven by lower demand in the energy sector partially offset by higher demand in the mining and construction sectors.

Cost of sales

Cost of sales for the nine months ended September 30, 2021 was $918 million compared to $801 million for the nine months ended September 30, 2020, an increase of 15%. The increase was principally driven by increased direct material and manufacturing expense commensurate with increased net sales, unfavorable material costs and higher incentive compensation expense, partially offset by restructuring charges in the second quarter of 2020 that did not recur in 2021.

Gross profit

Gross profit for the nine months ended September 30, 2021 was $840 million compared to $745 million for the nine months ended September 30, 2020, an increase of 13%. The increase was principally driven by $151 million related to increased net sales, $21 million of price increases on certain products and $5 million of restructuring charges in the second quarter of 2020 that did not recur 2021, partially offset by $34 million of higher manufacturing expense commensurate with increased net sales, $34 million of unfavorable material costs and $14 million of higher incentive compensation expense. Gross profit as a percent of net sales for the nine months ended September 30,

2021 decreased 40 basis points compared to the same period in 2020 principally driven by unfavorable material costs and higher incentive compensation expense, partially offset by increased net sales, price increases on certain products and restructuring charges in the second quarter of 2020 that did not recur in 2021.

Selling, general and administrative

Selling, general and administrative expenses for the nine months ended September 30, 2021 were $226 million compared to $237 million for nine months ended September 30, 2020, a decrease of 5%. The decrease was principally driven by unfavorable product warranty adjustments in 2020 that did not recur in 2021, $5 million of lower intangible amortization expense and $3 million of restructuring charges in the second quarter of 2020 that did not recur in 2021, partially offset by higher incentive compensation expense and higher commercial activities spending.

Engineering — research and development

Engineering expenses for the nine months ended September 30, 2021 were $121 million compared to $107 million for the nine months ended September 30, 2020, an increase of 13%. The increase was principally driven by increased product initiatives spending and higher incentive compensation expense, partially offset by $4 million of restructuring charges in the second quarter of 2020 that did not recur in 2021.

Interest expense, net

Interest expense, net for the nine months ended September 30, 2021 was $87 million compared to $100 million for the nine months ended September 30, 2020, a decrease of 13%. The decrease was principally driven by $9 million of decreased interest expense due to lower interest rates as a result of our long-term debt refinancing in the fourth quarter of 2020 that extended maturities at lower fixed interest rates, approximately $3 million of lower interest expense on ATI’s Term Loan due to lower variable interest rates, $2 million of decreased interest expense on ATI’s Revolving Credit Facility and $1 million of increased interest income, partially offset by $3 million of increased interest expense on interest rate hedges.

Other income, net

Other income, net for the nine months ended September 30, 2021 was $12 million compared to $8 million for the nine months ended September 30, 2020. The change was principally driven by a $4 million gain related to technology-related investments and $2 million of favorable foreign exchange on intercompany financing, partially offset by $2 million of reduced post-retirement benefit plan credits.

Income tax expense

Income tax expense for the nine months ended September 30, 2021 was $94 million, resulting in an effective tax rate of 22%, compared to $70 million of income tax expense and an effective tax rate of 23% for the nine months ended September 30, 2020. The increase in income tax expense was principally driven by increased taxable income. The decrease in the effective tax rate was principally driven by increased estimated U.S. federal income tax deductions.

Liquidity and Capital Resources

We generate cash primarily from our operations to fund our operating, investing and financing activities. Our principal uses of cash are operating expenses, capital expenditures, working capital needs, debt service, dividends on common stock, stock repurchases and strategic growth initiatives, including investments, acquisitions and collaborations. Our ability to generate cash in the future and our future uses of cash are subject to general economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control. We had total available cash and cash equivalents of $261 million and $310 million as of September 30, 2021 and December 31, 2020, respectively. Of the available cash and cash equivalents, $146 million and $150 million were deposited in operating accounts as of September 30, 2021 and December 31, 2020, respectively, while $115 million and $160 million were invested in U.S. government backed securities as of September 30, 2021 and December 31, 2020, respectively.

As of September 30, 2021, the total of cash and cash equivalents held by foreign subsidiaries was $116 million, the majority of which was at our subsidiaries located in China and the Netherlands. We manage our worldwide cash requirements considering available funds among the subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. As a result, we do not currently anticipate any local liquidity restrictions will preclude us from funding our targeted initiatives or operating needs with local resources.

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

Our liquidity requirements are significant, primarily due to our debt service requirements. As of September 30, 2021, we had $633 million of indebtedness associated with ATI’s Term Loan, $400 million of indebtedness associated with ATI’s 4.75% Senior Notes due October 2027 (“4.75% Senior Notes”), $500 million of indebtedness associated with ATI’s 5.875% Senior Notes due June 2029 (“5.875% Senior Notes”) and $1,000 million of indebtedness associated with ATI’s 3.75% Senior Notes due January 2031 (“3.75% Senior Notes” and, together with the 4.75% Senior Notes and 5.875% Senior Notes, the “Senior Notes”). Short-term and long-term debt service liquidity requirements consist of $2 million of minimum required quarterly principal payments on ATI’s Term Loan through its maturity date of March 2026 and periodic interest payments on ATI’s Term Loan and the Senior Notes. There are no required quarterly principal payments on ATI’s Senior Notes. Long-term debt service liquidity requirements also consist of the payment in full of any remaining principal balance of ATI’s Term Loan and the Senior Notes upon their respective maturity dates.

We made $5 million of principal payments on the Term Loan during each of the nine months ended September 30, 2021 and 2020. Our ability to make payments on and refinance our indebtedness and to fund planned capital expenditures and growth initiatives will depend on our ability to generate cash in the future.

The Senior Secured Credit Facility provides for a $650 million Revolving Credit Facility, net of an allowance for up to $75 million in outstanding letter of credit commitments. As of September 30, 2021, we had $645 million available under the Revolving Credit Facility, net of $5 million in letters of credit. If we have commitments outstanding on the Revolving Credit Facility at the end of a fiscal quarter, the Senior Secured Credit Facility requires us to maintain a specified maximum first lien net leverage ratio of 5.50x. Additionally, within the terms of the Senior Secured Credit Facility, a first lien net leverage ratio at or below 4.00x results in the elimination of excess cash flow payments on the Senior Secured Credit Facility for the applicable year. As of September 30, 2021, our first lien net leverage ratio was 0.46x. The Senior Secured Credit Facility also provides certain financial incentives based on our first lien net leverage ratio. A first lien net leverage ratio at or below 4.00x and above 3.50x results in a 25 basis point reduction to the applicable margin on the Revolving Credit Facility. A first lien net leverage ratio at or below 3.50x results in an additional 25 basis point reduction to the applicable margin on the Revolving Credit Facility. These reductions remain in effect as long as we achieve a first lien net leverage ratio at or below the related threshold.

In addition, the Credit Agreement includes, among other things, customary restrictions (subject to certain exceptions) on our ability to incur certain indebtedness, grant certain liens, make certain investments, engage in acquisitions, consolidations and mergers, declare or pay certain dividends, and repurchase shares of our common stock. The indentures governing the Senior Notes contain negative covenants restricting or limiting our ability to, among other things, incur or guarantee additional indebtedness, incur liens, pay dividends on, redeem or repurchase our capital stock, make certain investments, permit payment or dividend restrictions on certain of our subsidiaries, sell assets, engage in certain transactions with affiliates, and consolidate or merge or sell all or substantially all of our assets. As of September 30, 2021, we are in compliance with all covenants under the Senior Secured Credit Facility and indentures governing the Senior Notes.

Our credit ratings are reviewed by Moody’s Investors Service (“Moody’s”) and Fitch Ratings (“Fitch”) and in the third quarter, we received credit ratings upgrades from Moody’s and Fitch. Moody’s rates our corporate credit at ‘Ba1’, the Term Loan at ‘Baa2’, the 4.75% Senior Notes at ‘Ba2’, the 5.875% Senior Notes at 'Ba2' and the 3.75% Senior Notes at ‘Ba2’. Fitch rates our corporate credit at ‘BB’, the Term Loan at ‘BBB-’, the 4.75% Senior Notes at ‘BB’, the 5.875% Senior Notes at 'BB' and the 3.75% Senior Notes at ‘BB’.

Our Board of Directors has authorized us to repurchase up to a certain amount of our common stock pursuant to a stock repurchase program (the "Repurchase Program"). During the nine months ended September 30, 2021, we repurchased $326 million of our common stock under the Repurchase Program. All of the repurchase transactions during the nine months ended September 30, 2021 were settled in cash during the same period. As of September 30, 2021, we had $501 million available under the Repurchase Program.

The following table shows our sources and uses of funds for the nine months ended September 30, 2021 and 2020 (in millions):

	Nine Months Ended September 30,
Statements of Cash Flows Data	2021	2020
Cash flows provided by operating activities	$467	$402
Cash flows used for investing activities	$(119)	$(80)
Cash flows used for financing activities	$(396)	$(263)

Generally, cash provided by operating activities has been adequate to fund our operations. We have significant liquidity, including $261 million of cash and cash equivalents and $645 million available under the Revolving Credit Facility, net of $5 million of letters of credit, as of September 30, 2021. At this time, we believe cash provided by operating activities, cash and cash equivalents and borrowing capacity under the Senior Secured Credit Facility will be sufficient to meet our cash requirements for the next twelve months.

Cash provided by operating activities

Operating activities for the nine months ended September 30, 2021 generated $467 million of cash compared to $402 million for the nine months ended September 30, 2020. The increase was principally driven by higher gross profit and lower cash incentive compensation payments, partially offset by higher operating working capital requirements and higher cash income taxes.

Cash used for investing activities

Investing activities for the nine months ended September 30, 2021 used $119 million of cash compared to $80 million for the nine months ended September 30, 2020. The increase was principally driven by a $28 million increase in capital expenditures, an $11 million loan to JJE to accelerate development of electrified powertrain solutions for global commercial vehicles and a $4 million net working capital settlement related to the acquisition of Walker Die Casting in 2020 that did not recur in 2021, partially offset by $4 million of proceeds from technology-related investments.

Cash used for financing activities

Financing activities for the nine months ended September 30, 2021 used $396 million of cash compared to $263 million for the nine months ended September 30, 2020. The change was principally driven by $130 million of increased stock repurchases under the Repurchase Program and $4 million of increased dividend payments.

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

Critical Accounting Policies and Significant Accounting Estimates

A discussion of our critical accounting policies and significant accounting estimates is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on February 18, 2021. The preparation of the condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the applicable reporting period. Actual results could differ materially from these estimates. Changes in estimates are recorded in results of operations in the period that the events or circumstances giving rise to such changes occur. Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported for the three and nine months ended September 30, 2021.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See NOTE B, “Summary of Significant Accounting Policies” in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. The words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Although forward-looking statements reflect management’s good faith beliefs, reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements speak only as of the date the statements are made. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to: the duration and spread of the COVID-19 pandemic, including new variants of the virus and the pace and availability of vaccines, mitigating efforts deployed by government agencies and the public at large, and the overall impact from such outbreak on economic conditions, financial market volatility and our business, including but not limited to the operations of our manufacturing and other facilities, our supply chain, our distribution processes and demand for our products and the corresponding impacts to our net sales and cash flow; increases in cost, disruption of supply or shortage of labor, freight, raw materials or components used to manufacture or transport our products or those of our customers or suppliers, including as a result of the COVID-19 pandemic; risks related to our substantial indebtedness; our participation in markets that are competitive; the highly cyclical industries in which certain of our end users operate; uncertainty in the global regulatory and business environments in which we operate; our ability to prepare for, respond to and successfully achieve our objectives relating to technological and market developments, competitive threats and changing customer needs; the concentration of our net sales in our top five customers and the loss of any one of these; the failure of markets outside North America to increase adoption of fully automatic transmissions; the success of our research and development efforts, the outcome of which is uncertain; U.S. and foreign defense spending; risks associated with our international operations, including increased trade protectionism; general economic and industry conditions; the discovery of defects in our products, resulting in delays in new model launches, recall campaigns and/or increased warranty costs and reduction in future sales or damage to our brand and reputation; our ability to identify, consummate and effectively integrate acquisitions and collaborations; labor stoppages, labor strikes, work stoppages or similar labor disputes, which could significantly disrupt our operations or those of our principal customers or suppliers; and our intention to pay dividends and repurchase shares of our common stock.

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

Interest Rate Risk

We are subject to interest rate market risk in connection with a portion of our long-term debt. Our principal interest rate exposure relates to outstanding amounts under our Senior Secured Credit Facility. Our Senior Secured Credit Facility provides for variable rate borrowings of up to $1,278 million, including $645 million under our Revolving Credit Facility, net of $5 million of letters of credit. A one-eighth percent increase or decrease in assumed interest rates for the Senior Secured Credit Facility, if fully drawn as of September 30, 2021, would have an impact of approximately $1 million on interest expense per year. As of September 30, 2021, we had no outstanding borrowings against the Revolving Credit Facility.

From time to time, we enter into interest rate swap agreements to hedge the risk associated with our variable interest rate debt. As of September 30, 2021, we held interest rate swaps effective from (i) September 2019 to September 2022 with notional values totaling $250 million and a weighted average London Interbank Offered Rate (“LIBOR”) fixed rate of 3.01%, (ii) September 2019 to September 2025 with notional values totaling $250 million and a weighted average LIBOR fixed rate of 3.04% and (iii) September 2022 to September 2025 with notional values totaling $250 million and a weighted average LIBOR fixed rate of 2.82%.

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

Commodity Price Risk

We are subject to changes in our cost of sales caused by movements in underlying commodity prices. As of September 30, 2021, approximately 67% of our cost of sales consists of purchased components with significant raw material content. A substantial portion of the purchased parts are made of aluminum and steel. The cost of aluminum parts includes an adjustment factor on future purchases for fluctuations in aluminum prices based on accepted industry indices. In addition, a substantial amount of steel-based contracts also include an index-based component. As our costs change, we are able to pass through a portion of the changes in commodity prices to certain of our customers according to our long-term agreements (“LTAs”). We historically have not entered into long-term purchase contracts related to the purchase of aluminum and steel.

Assuming current levels of commodity purchases, a 10% variation in the price of aluminum and steel would correspondingly change our earnings by approximately $5 million and $9 million per year, respectively.

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

The following risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2020 have been updated:

Our financial condition and results of operations have been and may continue to be materially adversely affected by the coronavirus pandemic.

The global spread of the novel strain of coronavirus (COVID-19) that has been declared a pandemic by the World Health Organization and the preventative measures taken to contain or mitigate the outbreak have caused, and are continuing to cause, significant volatility and uncertainty and economic disruptions. Governments around the world continue to implement measures to contain or mitigate the spread of the virus, including vaccine and testing mandates, quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments and other measures, due to the ongoing pandemic. While we continue to operate our plants consistent with applicable government guidelines, during 2020 our global manufacturing facilities periodically cut back on operating levels and shifts and we experienced, and may experience again, production shutdowns at our manufacturing facilities in Hungary, India, and Tennessee during the second quarter of 2020 as a result of government orders, our inability to obtain component parts from suppliers and decreased customer demand. In addition, many of our suppliers and customers have experienced, and may continue to experience, production slowdowns and/or shutdowns, as a result of supply chain, raw material, labor and logistics constraints, which have impacted, and may continue to impact, our business, sales and results of operation.

The effects of the COVID-19 pandemic on the global economy had a material impact on demand for our products and our results of operations during 2020 and continue to impact our results of operations during 2021. While we continue to experience a recovery in demand for our products that began in the third quarter of 2020, ongoing supply chain, labor, raw material, freight and logistics constraints have negatively impacted, and may continue to negatively impact, the sales of our products, expenses and our results of operations. In addition, future pandemic-related impacts on the global economy, including inflation, may continue to adversely impact our results of operations. The extent to which the COVID-19 pandemic may continue to adversely impact our business depends on future developments, which are highly uncertain and unpredictable, including the severity and duration of the outbreak, emerging variants of the virus that may be more contagious than current variants and the effectiveness of actions taken globally to contain or mitigate its effects, including the availability and pace of distribution of vaccines. In addition, vaccine or testing mandates adopted by the U.S. or other governments in order to combat the pandemic may result in additional labor shortages and/or increased costs for us or our customers and suppliers that may have a material impact on our business. Any future financial impact cannot be estimated reasonably at this time, but may materially adversely affect our business, supply chain, sales, results of operations, financial condition and cash flows. Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to any resulting economic recession or depression that may continue to impact customer demand and the financial instability or operating viability of our suppliers and customers.

Additionally, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets which may adversely impact our ability to access capital markets.

Increases in cost, disruption of supply or shortage of raw materials or components used in our products could harm our business and profitability.

Our products contain various raw materials, including corrosion-resistant steel, non-ferrous metals such as aluminum and nickel, and precious metals such as platinum and palladium. We use raw materials directly in manufacturing and in components that we purchase from our suppliers. We generally purchase components with significant raw material content on the open market. The prices for and availability of these raw materials fluctuate depending on market conditions and we have experienced an increase in costs related to raw materials during 2021. Volatility in the prices of raw materials such as steel, aluminum and nickel could increase the cost of manufacturing our products. We may not be able to pass on these costs to our customers, and this could have a material adverse effect on our business, results of operations and financial condition. Even in the event that increased costs can be passed through to customers, our gross margin percentages would decline. Additionally, our suppliers are also subject to fluctuations in the prices of raw materials and may attempt to pass all or a portion of such increases on to us. In the event they are successful in doing so, our margins would decline.

In 2020, approximately 75% of our total spending on components was sourced from approximately 40 suppliers, some of which are the single source for such components. All of the suppliers from which we purchase materials and components used in our business are fully validated suppliers, meaning the suppliers’ manufacturing processes and inputs have been validated under a production part approval process (“PPAP”). Furthermore, there are only a limited number of suppliers for certain of the materials used in our business, such as corrosion-resistant steel. As a result, our business is subject to the risk of additional price fluctuations and periodic delays in the delivery of our materials or components if supplies from a validated supplier are interrupted and a new supplier, if one is available, must be validated or materials and components must be purchased from a supplier without a completed PPAP, which could increase our risk of purchasing non-conforming components. Any such price fluctuations or delays, if significant, could harm our profitability or operations. In addition, the loss of a supplier could result in significant material cost increases or reduce our production capacity. We have experienced, and expect to continue to experience, delays in the availability and receipt of component parts as a result of the COVID-19 pandemic, some of which may materially impact our ability to meet customer demand. In addition, our customers have experienced, and may continue to experience, delays in the availability and receipt of component parts from their supply base which has resulted, and may continue to result, in lower sales of our products. We also cannot guarantee we will be able to maintain favorable arrangements and relationships with these suppliers. An increase in the cost or a sustained interruption in the supply or shortage of some of these raw materials or components that may be caused by a deterioration of our relationships with suppliers or by events such as natural disasters, power outages, labor strikes, public health crisis such as pandemics and epidemics or the like could negatively impact our business, results of operations and financial condition. Although we have agreements with many of our customers that we will pass such price increases through to them, such contracts may be canceled by our customers and/or we may not be able to recoup the costs of such price increases. Additionally, if we are unable to continue to purchase our required quantities of raw materials on commercially reasonable terms, or at all, if we are unable to maintain or enter into purchasing contracts for commodities, or if delivery of materials or component parts from suppliers is delayed or non-conforming, our operations could be disrupted, we may not be able to meet customer demand, or our profitability or our financial results may be materially impacted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information related to our repurchases of our common stock on a monthly basis in the three months ended September 30, 2021:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans(1)
July 1 – July 31, 2021	2,104,538	$39.91	2,104,538	$516,626,747
August 1 – August 31, 2021	401,313	$39.87	401,313	$500,626,530
September 1 – September 30, 2021	—	$—	—	$500,626,530
Total	2,505,851	$39.91	2,505,851

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

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; and (v) the Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File – The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLISON TRANSMISSION HOLDINGS, INC.

Date: October 28, 2021	By:	/s/ David S. Graziosi

		Name:	David S. Graziosi
		Title:	Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: October 28, 2021	By:	/s/ G. Frederick Bohley

		Name:	G. Frederick Bohley
		Title:	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)