Form 10-K
period 2021-12-31
Allison Transmission Holdings Inc
filed 2022-02-17
CIK 1411207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

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

The aggregate market value of the voting and non-voting stock held by non-affiliates was approximately $4,182 million as of June 30, 2021.

As of February 3, 2022, there were 97,819,154 shares of Common Stock outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement for its 2022 annual meeting of stockholders will be incorporated by reference in Part III of this Annual Report on Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. The words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Although forward-looking statements reflect management’s good faith beliefs, reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements speak only as of the date the statements are made. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to: the duration and spread of the COVID-19 pandemic, including new variants of the virus and the pace and availability of vaccines and boosters, mitigating efforts deployed by government agencies and the public at large, and the overall impact from such outbreak on economic conditions, financial market volatility and our business, including but not limited to the operations of our manufacturing and other facilities, the availability of labor, our supply chain, our distribution processes and demand for our products and the corresponding impacts to our net sales and cash flow; increases in cost, disruption of supply or shortage of labor, freight, raw materials or components used to manufacture or transport our products or those of our customers or suppliers, including as a result of the COVID-19 pandemic; our participation in markets that are competitive; our ability to prepare for, respond to and successfully achieve our objectives relating to technological and market developments, competitive threats and changing customer needs, including with respect to electric hybrid and fully electric commercial vehicles; the highly cyclical industries in which certain of our end users operate; uncertainty in the global regulatory and business environments in which we operate; the concentration of our net sales in our top five customers and the loss of any one of these; the failure of markets outside North America to increase adoption of fully automatic transmissions; the success of our research and development efforts, the outcome of which is uncertain; U.S. and foreign defense spending; risks associated with our international operations, including increased trade protectionism; general economic and industry conditions; the discovery of defects in our products, resulting in delays in new model launches, recall campaigns and/or increased warranty costs and reduction in future sales or damage to our brand and reputation; our ability to identify, consummate and effectively integrate acquisitions and collaborations; labor strikes, work stoppages or similar labor disputes, which could significantly disrupt our operations or those of our principal customers or suppliers; and risks related to our indebtedness.

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

Certain Trademarks

This Annual Report on Form 10-K includes trademarks, such as Allison Transmission, eGen Flex, eGen Power, FracTran, TerraTran, ReTran and Walker Die Casting, which are protected under applicable intellectual property laws and are our property and/or the property of our subsidiaries. This report also contains trademarks, service marks, copyrights and trade names of other companies, which are the property of their respective owners. We do not intend our use or display of other companies’ trademarks, service marks, copyrights or trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies. Solely for convenience, our trademarks and trade names referred to in this report may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names.

PART I.

ITEM 1. Business

Overview

Allison Transmission Holdings, Inc. and its subsidiaries (“Allison,” the “Company,” “we,” “us” or “our”) design and manufacture vehicle propulsion solutions, including commercial-duty on-highway, off-highway and defense fully automatic transmissions and electric hybrid and fully electric systems. The business was founded in 1915 and has been headquartered in Indianapolis, Indiana since inception. Allison is traded on the New York Stock Exchange under the symbol “ALSN”.

We have approximately 3,400 employees. Although approximately 76% of revenues were generated in North America in 2021, we have a global presence by serving customers in Asia, Europe, South America and Africa. We serve customers through an independent network of approximately 1,400 independent distributor and dealer locations worldwide.

Throughout 2021, the COVID-19 pandemic continued to cause supply chain, labor and raw material constraints that created volatility in our business performance and impacted global markets and supply chains. As a result, we experienced, and expect to continue to experience, raw material and component part price inflation, increased freight and logistics costs and increased overtime expense as a result of labor shortages. In addition, despite increased customer demand our net sales for 2021 were negatively impacted as a result of our customers’ inability to secure components from the broader commercial vehicle supply base which resulted in reduced commercial vehicle build schedules. We expect that commercial vehicle build schedules will continue to be negatively impacted by the availability of components in 2022.

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

Our Business

We are the world’s largest manufacturer of fully automatic transmissions for medium- and heavy-duty commercial vehicles and medium- and heavy-tactical U.S. defense vehicles and a leader in electrified propulsion systems. Allison products are used in a wide variety of applications, including on-highway trucks (distribution, refuse, construction, fire and emergency), buses (primarily school and transit), motorhomes, off-highway vehicles and equipment (primarily energy, mining and construction applications) and defense vehicles (tactical wheeled and tracked). We believe the Allison brand is one of the most recognized in our industry as a result of the performance, reliability and fuel efficiency of our propulsion solutions and is associated with high quality, durability, vocational value, technological leadership and superior customer service.

We introduced the world’s first fully automatic transmission for commercial vehicles over 70 years ago. Since that time, we have driven the trend in North America and other parts of the world towards increasing automaticity by targeting a diverse range of commercial vehicle vocations. Allison products are optimized for the unique performance requirements of end users, which typically vary by vocation. Our products are highly engineered, requiring advanced manufacturing processes, and employ complex software algorithms for our propulsion system controls to maximize end user performance. We have developed over 100 different models that are used in more than 2,500 different vehicle configurations and are compatible with more than 500 combinations of engine brands, models and ratings (including diesel, gasoline, natural gas and other alternative fuels). Additionally, we have created thousands of unique Allison-developed calibrations available to be used with our control modules.

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

Emerging technologies in commercial-duty propulsion solutions include electric hybrid and fully electric propulsion solutions in certain end markets and are in part driven by efforts to reduce fuel consumption, noise and greenhouse gas emissions. Fully electric powertrains differ from electric hybrid powertrains because they only propel the vehicle with an electric motor; while electric hybrids generally utilize both a conventional internal combustion power source and powertrain as well as the means to propel the vehicle electrically. While both emerging technologies are gaining use in automotive markets and electric hybrids and fully electric propulsion solutions have gained use in the transit bus market, fully electric propulsion solutions remain in a developmental phase in the medium- and heavy-duty commercial vehicle market.

Our Served Markets

We sell our propulsion solutions globally for use in medium- and heavy-duty on-highway commercial vehicles, off-highway vehicles and equipment and defense vehicles. In addition to the sale of propulsion solutions, we also sell branded replacement parts, support equipment, aluminum die cast components and other products necessary to service the installed base of vehicles utilizing our solutions. The following table provides a summary of our business by end market, for the fiscal year ended December 31, 2021.

	NORTH AMERICA		OUTSIDE NORTH AMERICA
END MARKET	ON- HIGHWAY	OFF- HIGHWAY	ON- HIGHWAY	OFF- HIGHWAY	DEFENSE	SERVICE PARTS, SUPPORT EQUIPMENT & OTHER
2021 NET SALES (IN MILLIONS)	$1,177	$58	$381	$83	$186	$517
% OF TOTAL	49%	2%	16%	3%	8%	22%
	• Construction • Day Cab Tractors • Distribution • Emergency • Motorhome • Refuse • School, transit, shuttle and coach buses • Utility	• Construction • Energy • Mining • Specialty vehicle	• Construction • Distribution • Emergency • Refuse • Transit, shuttle and coach buses • Utility	• Construction • Energy • Mining • Specialty vehicle	• Medium- and heavy-tactical wheeled platforms • Tracked combat platforms	• Aluminum die cast components • Extended transmission coverage • Remanufactured transmissions • Royalties • Saleable engineering • Service parts • Support equipment • Transmission fluids

Refer to "NOTE 19. Concentration of Risk” in Part II, Item 8., of this Annual Report on Form 10-K for additional information on our significant original equipment manufacturer (“OEM”) customers.

North America

On-Highway. We are the largest manufacturer of fully automatic transmissions for the on-highway medium- and heavy-duty commercial vehicle market in North America. The following is a summary of our on-highway net sales by vehicle class in North America.

Our core North American on-highway market includes Class 4-5, Class 6-7 and Class 8 straight trucks, conventional transit, shuttle and coach buses, school buses and motorhomes. Class 8 trucks are subdivided into two markets: straight and tractor. Class 8 straight trucks are those with a unified body (e.g., refuse, construction, and dump trucks), while tractors have a vehicle chassis that is separable from the trailer they pull. We have been supplying transmissions for Class 8 straight trucks for decades, and it is a core end market for us. We have limited exposure to the Class 8 tractor market because lower priced manual transmissions and AMTs generally meet the needs of these vehicles which are primarily used in long distance hauling.

We also provide electric hybrid and fully electric propulsion solutions within the North American on-highway market. The interest in conserving fuel and reducing greenhouse gas emissions is driving demand for more fuel-efficient commercial vehicles. Our electric hybrid and fully electric propulsion customers include bus and truck applications. We compete primarily with BAE Systems plc and manufacturers of fully electric propulsion solutions such as Dana Incorporated and Meritor, Inc. as well as certain vertically integrated OEMs.

We sell substantially all of our propulsion solutions in the North American on-highway market to OEMs. These OEMs, in turn, install our propulsion solutions in vehicles in which our product is either the exclusive propulsion solution available or is specifically requested by end users. In 2021, OEM customers representing over 95% of our North American on-highway unit volume participated in long-term agreements (“LTAs”) with us. Generally, these LTAs offer the OEM customer defined levels of mutual commitment with respect to growing Allison’s presence in the OEMs’ products and promotional efforts, pricing and sharing of commodity cost risk. The length of our LTAs is typically between three and five years. We often compete in this market against independent manufacturers of manual transmissions, AMTs, electric hybrid and fully electric propulsion solutions, fully automatic transmissions manufactured by Ford Motor Company (“Ford”), ZF Friedrichshafen AG (“ZF”) and Voith GmbH (“Voith”) and against vertically integrated OEMs in certain weight classes that use their own internally manufactured transmissions in certain vehicles.

The following table presents a summary of our market share by vehicle class in the North America On-Highway end market.

	CLASS 4-5 TRUCKS	MOTOR HOME	SCHOOL BUS	CLASS 6-7 TRUCKS	CLASS 8 STRAIGHT TRUCKS	CLASS 8 DAY CAB
2021 SHARE	14%	50%	87%	77%	77%	4%

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

Outside North America

Outside North America we serve several different markets, including: Asia-Pacific, Europe, Middle East, Africa (collectively, “EMEA”), and South America.

On-Highway. We are the largest manufacturer of fully automatic transmissions for the commercial vehicle market outside of North America. We also provide electric hybrid and fully electric propulsion solutions within the outside North America on-highway market. While the use of fully automatic transmissions in the medium- and heavy-duty commercial vehicle market has been widely accepted in North America, markets outside North America continue to be dominated by manual transmissions. Where adopted, fully automatic transmission-equipped medium- and heavy-duty commercial vehicles are concentrated in certain vocational end markets. We often compete in this market against independent manufacturers of manual transmissions, AMTs, electric hybrid and fully electric propulsion solutions, fully automatic transmissions manufactured by ZF, Voith, and Shaanxi Fast Gear Co., Ltd. and against vertically integrated OEMs. The following is a summary of our on-highway net sales by region outside of North America.

Asia-Pacific. Our key Asia-Pacific markets include China, Japan, South Korea and India; however, we actively participate in several other important Asia-Pacific countries including Australia, Thailand, Malaysia, Taiwan and Indonesia, which are primarily importers of commercial vehicles. Within Asia-Pacific, our sales efforts are principally focused on the transit bus and vocational truck markets. Currently, manual transmissions are the predominant transmissions used in commercial vehicles in the Asia-Pacific region. In China, government subsidies and regulations by governmental entities continue to drive the development and adoption of fully electric propulsion solutions for use in the bus and truck markets.

Europe, Middle East, Africa. EMEA is composed of several different markets, each of which differs from our core North American market by the degree of market maturity, sophistication and acceptance of fully automatic transmission and electric propulsion solution technology. Within Europe, we serve Western European developed markets, as well as Russian and Eastern European emerging markets, principally in the refuse, emergency, bus, coach, distribution and utility markets. Competition in Western Europe is most notably characterized by a high level of vertical powertrain integration with OEMs often utilizing their own manual transmissions and AMTs in their vehicles, and increasingly electric hybrid and fully electric propulsion solutions. The Middle East and Africa regions are generally characterized by very limited local vehicle production, with imports from China, Europe, India, South America, Turkey and the U.S. accounting for the majority of vehicles.

South America. The South American region is characterized by a high level of OEM integration, with captive manual transmission and AMT manufacturing. Currently, manual transmissions are the predominant transmissions used in commercial vehicles in South America.

Off-Highway. The following is a summary of our off-highway net sales by region outside of North America.

Asia-Pacific. Off-highway markets in Asia are shared by energy, mining and construction applications. Our primary competitors are Caterpillar, Danyang Winstar Auto Parts Co., Ltd., Twin Disc and Xi’an FC Intelligence Transmission Co. Ltd. in energy applications; Caterpillar, Danyang Winstar Auto Parts Co., Ltd. and Komatsu in mining applications; and Caterpillar, Volvo and ZF in construction applications.

Europe, Middle East, Africa. Our off-highway markets in EMEA are mining and construction. Our major off-highway competitors are Caterpillar and Komatsu, both of which are vertically integrated manufacturers of off-highway mining vehicles, including the specific fully automatic transmission used in their mining trucks. A typical construction application is a rigid or articulated dump truck, with competition from Caterpillar, Dana Incorporated, Volvo and ZF transmissions.

Defense

We have a long-standing relationship with the U.S. Department of Defense (the “DOD”) dating back to 1946, when we began developing our first-generation tank transmission. Today, we sell substantially all of the transmissions for medium- and heavy-tactical wheeled vehicle platforms including the Joint Light Tactical Vehicle, Light Armored Vehicle, Stryker Armored Vehicle, Mine Resistant Ambush Protected Vehicle, the Family of Medium Tactical Vehicles, Heavy Expanded Mobility Tactical Trucks, Palletized Loading System for Heavy Dump Truck and Heavy Equipment Transporters. Transmissions for our wheeled vehicle platforms are typically sold to OEMs.

We also supply more than half of the tracked vehicle transmissions in U.S. Army armored brigades directly to the DOD, including the Abrams M1A2 Main Battle Tank, Joint Assault Bridge, Assault Breacher Vehicles and the M113A3 Armored Personnel Carrier family of vehicles. We also sell transmissions to the DOD for the U.S. Army Abrams Tank sustainment, as well as for certain Abrams Tank customers outside North America. Additionally, we sell parts kits to licensees for the production of transmissions for tracked vehicles manufactured outside North America, and our defense products are in approximately 110 countries around the world. See Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K for a discussion of risks associated with our contracts with the DOD.

Globally, we face competition primarily from Renk AG/Renk America, SAPA S.p.A, S&T Dynamics and QinetiQ Group plc for supply of tracked vehicle transmissions. Additionally, we face competition from ZF and AM General in certain defense wheeled vehicles using automatic transmissions and numerous manual transmission suppliers.

Service Parts, Support Equipment and Other

Our service parts, support equipment and other end market is comprised of: Allison-branded service parts and transmission fluids, aluminum die cast components, extended transmission coverage, remanufactured transmissions, royalties, saleable engineering and support equipment. The aftermarket provides us with a relatively stable source of revenues as the installed base of vehicles and equipment utilizing our solutions continues to grow. The need for replacement parts is driven by normal vehicle and equipment maintenance requirements. Uninterrupted operation is generally critical for end users’ profitability. In addition, in 2019 we began selling aluminum die casting components following our acquisition of Walker Die Casting.

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

On-Highway Products
Product	Applications
1000 Series	Distribution Motorhome Refuse School and Shuttle Bus	Services Specialty Wheeled Defense
2000 Series	Distribution Motorhome Refuse School and Shuttle Bus	Services Specialty Wheeled Defense
3000 Series	Day Cab Tractors Coach and Transit Bus Construction Distribution Fire and Emergency	Motorhome Refuse Services Specialty Wheeled Defense
4000 Series	Articulated Dump Truck Day Cab Tractors Coach and Transit Bus Construction Distribution	Fire and Emergency Motorhome Refuse Specialty Wheeled Defense
eGen Flex Electric Hybrid Propulsion Solutions	Transit and Shuttle Bus
eGen Power Fully Electric Propulsion Solutions	Coach and Transit Bus School and Shuttle Bus	Trucks

Off-Highway Products
Product	Applications
5000 Series	Rigid and Articulated Dump Truck Underground Mine Truck Well Service Rigs
6000 Series	Rigid and Articulated Dump Truck Underground Mine Truck Well Service Rigs
8000 Series	Hydraulic Fracturing Equipment Rigid Dump Trucks
9000 Series	Hydraulic Fracturing Equipment Rigid Dump Trucks

Defense Products
Product	Applications
X200	Tracked Vehicles
3040MX	Tracked Vehicles
X1100	Tracked Vehicles

Product Development and Engineering

We maintain product development and engineering capability dedicated to the design, development, refinement and support of our fully automatic transmissions and electric hybrid and fully electric propulsion systems. We believe our customers expect our products to provide unparalleled performance and value defined in various ways, including delivering maximum cargo in minimum time, using the least amount of fuel possible while employing the fewest vehicles possible and experiencing maximum vehicle uptime. In response to those needs and the evolving customer focus on fuel efficiency and reduced emissions, we provide vehicle specification guidelines, propulsion control software and mechanical components to optimize fuel economy while delivering desired vehicle performance.

Further, we are developing new technology to improve fuel efficiency and fuel economy by allowing engines to operate more efficiently and at lower speeds to avoid consuming fuel without compromising performance. Some examples of these development efforts include the announcements of our first 9-speed transmission and the uprated variant of our existing 3000 Series transmission for the on-highway day cab tractor end-market. We also pioneered electric hybrid-propulsion in commercial vehicles and beginning in 2019, we announced our fully electric propulsion solutions. Building on our existing engineering capabilities and technology acquired in 2019 we continue to enhance our existing electric hybrid-propulsion system with additional electrification features, including our eGen Flex product which has the ability to operate in electric only mode for up to 10 miles. We also continue to develop and enhance new alternative technologies for use in our global commercial vehicle markets, including fully electric centrally-located drive and electrified-axle solutions such as our eGen Power family of products. Finally, our product development and engineering efforts also extend into our Off-Highway and Defense end-markets through initiatives to develop more efficient and higher-horsepower hydraulic fracturing and mining transmissions such as FracTran and TerraTran, as well as new cross-drive transmissions for tracked applications, such as the Next Generation Electrified Transmission that enables electric hybrid propulsion and electric only silent maneuverability. From time to time, we also acquire certain licenses to provide us with technology to complement our portfolio of products and product initiatives.

Sales and Marketing Organization

Our sales and marketing effort is organized along geographic and customer lines and is comprised of marketing, sales and service professionals, supported by application engineers worldwide. In North America, selling efforts in the on-highway end market are organized by distributor area responsibility, OEM sales and, for our large end users, national accounts. Outside North America, we manage our sales, marketing, service and application engineering professionals through regional areas of responsibility. These regional management teams distribute OEM service and application engineering resources globally. We manage our defense products sales, marketing and service geographically with North America and Outside North America sales supported by and application engineering through professionals based in Indianapolis, Indiana.

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

While our marketing management uses the term “customer” interchangeably for OEMs and end users, the primary objective of our marketing strategy is to create demand for propulsion solutions through:

•
OEM promotion of our products and incorporation of our propulsion solutions in their commercial vehicle product offerings;
•
Allison representative and/or Allison distributor contact with identified, major end users; and
•
Our network of independent dealers who contact other end users.

The process is interactive, as Allison representatives, Allison distributors, OEMs and dealers educate customers and respond to the specific applications, requirements and needs of numerous specialty markets.

Similarly, we work with customers, dealers and OEMs to educate, improve and simplify how they specify vehicles and vehicle systems in order to optimize vehicle performance and fuel consumption. Our field organization also works closely with distributors who, in turn, work with dealers to provide end users with education, parts, service and warranty support. The defense group focuses on industry OEMs and collaborative dialogue with OEMs and government leaders to understand program requirements and determine our long-term product development strategy.

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

Suppliers and Raw Materials

A significant amount of the part numbers that make up our propulsion solutions are purchased from outside suppliers, and during 2021, we purchased approximately $851 million of direct materials and components from outside suppliers. The largest elements of our direct spending are aluminum and steel castings and forgings that are formed by our suppliers into our larger components and assemblies for use in our propulsion solutions. Our spending on aluminum and steel raw materials directly and indirectly through our purchase of these components constituted approximately 20% of our direct material and component costs in 2021. The balance of our direct and indirect materials and components costs are primarily composed of value-added services and conversion costs. Our supply contracts, along with an intensive supplier selection and performance monitoring process, have enabled us to establish and maintain close relationships with suppliers and have contributed to our overall operating efficiency and quality.

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

Seasonality

Overall, the demand for our products is relatively consistent over the year. However, in typical market conditions, the North American truck market experiences a higher level of production in the first half of the year due to fewer holidays and the practice of plant shutdowns in July and December. Due to ongoing supply chain and labor constraints caused by the COVID-19 pandemic, demand for our products may not align with the demand we have experienced during typical market conditions.

Human Capital

At Allison, we believe in the power of our people, our processes and our products. For more than 100 years, we have built our business on these values: Quality, Customer Focus, Integrity, Innovation, and Teamwork. We use a variety of human capital measures in managing our business, including: workforce demographics; inclusion and diversity; and employee health and safety.

Workforce Demographics. Our people continue to be a critical component in our continued success, the delivery of our values and the execution of our growth initiatives. As of December 31, 2021, we had a highly skilled workforce of approximately 3,400 employees, with approximately 90% of those employees in the U.S. Approximately 46% of our U.S. employees are represented by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) and are subject to a collective bargaining agreement. In December 2017, we entered into a six-year collective bargaining agreement with UAW Local 933 that expires in November 2023. There have been no strikes or work stoppages due to Allison-specific issues in over 30 years.

Inclusion and Diversity. Allison recognizes the power of different thought, accepts and respects each individual and strives to create an inclusive workplace where everyone can reach their full potential, driving innovation and business results. Our inclusion and diversity efforts in 2021 included the participation by approximately 1,000 employees in unconscious bias training, continuing our speaker series to facilitate dialogue about inclusion and diversity, continuing to increase our focus on the recruitment of underrepresented groups including by participating in career fairs with Historically Black Colleges and Universities, Hispanic institutions, veterans and people with disabilities and establishing a virtual mentoring program to connect team members from different offices, departments and backgrounds.

Employee Health & Safety. Allison’s overriding priority is to protect the health and safety of each employee. As part of our health and safety programs, employees participate in training focused on this topic and metrics are reviewed regularly, including the number of injury incidents that occur and those incidents that result in lost work days. For 2021, we achieved an overall recordable rate of 1.94, meaning that for every 100 employees, 1.94 employees incurred an injury that resulted in recordable medical treatment and the number of lost work days was 0.53, meaning that for every 100 employees, 0.53 individuals experienced an incident that resulted in days away from work.

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

Competition

We compete on the basis of product performance, quality, price, distribution capability, service and fuel efficiency, in addition to other factors. We face competition from numerous manufacturers of various types of propulsion solutions for commercial vehicles. Furthermore, we face an increasing amount of competition from vertical integration, as some of our customers are OEMs that manufacture propulsion solutions for their own products. Despite their propulsion solutions manufacturing capabilities, we believe that our existing OEM customers have chosen to purchase certain propulsion solutions from us due to the quality, reliability and strong brand of our propulsion solutions and in order to limit fixed costs, minimize production risks and maintain company focus on commercial vehicle design, production and marketing.

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

Our business operates in competitive markets. We compete against other existing or new global manufacturers of transmissions and propulsion solutions for commercial vehicles on the basis of product performance, quality, price, distribution capability, service and fuel efficiency in addition to other factors. In addition, we compete with manufacturers developing alternative technologies, including fully electric propulsion solutions, that may or may not require a transmission. In addition, regulations enacted and subsidies offered by governmental entities continue to drive the development and adoption of various alternative technologies, including electric propulsion solutions. If the pace of adoption of electric vehicles proceeds faster than we are anticipating, we may not be in a position to meet customer demand or our competitors may be better positioned to meet customer demand, which may result in a decline in our market share or negatively impact our ability to execute our growth initiatives. Actions by our competitors or accelerated adoption of electric vehicles, in particular if our competitors are able to develop, validate and release new technologies more quickly than we do, could also lead to downward pressure on prices and/or a decline in our market share, either or both of which could adversely affect our results.

In addition, some of our customers or future customers are OEMs that manufacture or could in the future manufacture transmissions, propulsion solutions or alternate technologies, including electric propulsion solutions, for their own products. Despite their manufacturing capabilities, our existing OEM customers have chosen to purchase certain transmissions and propulsion solutions from us due to customer demand, resulting from the quality of our products and in order to reduce fixed costs, eliminate production risks and maintain company focus. However, we cannot be certain these customers will continue to purchase our products in the future. Increased levels of production insourcing by these customers could result from a number of factors, such as shifts in our customers’ business strategies, acquisition by a customer of another transmission or propulsion solution manufacturer, the inability of third-party suppliers to meet specifications and the emergence of low-cost production opportunities in foreign countries. As a result, these OEMs may use products produced internally or by another manufacturer and no longer choose to purchase products from us. A significant reduction in the level of external sourcing by our OEM customers could significantly impact our net sales and cash flows and, accordingly, have a material adverse effect on our business, results of operations and financial condition.

Our financial condition and results of operations have been and may continue to be materially adversely affected by the coronavirus pandemic.

The global spread of the novel strain of coronavirus (COVID-19) that has been declared a pandemic by the World Health Organization and the preventative measures taken to contain or mitigate the outbreak have caused, and are continuing to cause, significant volatility and uncertainty and economic disruptions. Governments around the world continue to implement measures to contain or mitigate the spread of the virus, including vaccine and testing mandates, quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments and other measures, due to the ongoing pandemic. While we continue to operate our plants consistent with applicable government guidelines, we may experience production shutdowns or slowdowns at our manufacturing facilities as a result of government orders, our inability to obtain component parts from suppliers, labor shortages or decreased customer production schedules. In addition, many of our suppliers and customers have experienced, and may continue to experience, production slowdowns and/or shutdowns, as a result of government orders and supply chain, raw material, labor and logistics constraints, which have impacted, and may continue to impact, our business, sales and results of operations.

The effects of the COVID-19 pandemic on the global economy had a material impact on demand for our products and our results of operations during 2021. While we continued to experience a recovery in demand for our products during 2021, ongoing supply chain, labor, raw material, freight and logistics constraints have negatively impacted, and may continue to negatively impact, the sales of our products, expenses and our results of operations. In addition, future pandemic-related impacts on the global economy, including inflation, may continue to adversely impact our business and results of operations. The extent to which the COVID-19 pandemic may continue to adversely impact our business depends on future developments, which are highly uncertain and unpredictable, including the severity and duration of the outbreak, emerging variants of the virus that may be more contagious than current variants and the effectiveness of actions taken globally to contain or mitigate its effects, including the availability, pace of distribution, acceptance of and effectiveness of vaccines. In addition, vaccine or testing mandates adopted by the U.S. or other governments in order to combat the pandemic may result in additional labor shortages and/or increased costs for us or our suppliers and customers that may have a material impact on our business. Any future financial impact cannot be estimated reasonably at this time, but may materially adversely affect our business, supply chain, sales, results of operations, financial condition and cash flows. Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to any resulting economic recession or depression that may continue to impact customer demand and the financial instability or operating viability of our suppliers and customers. Additionally, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets which may adversely impact our ability to access capital markets.

Increases in cost, disruption of supply or shortage of raw materials or components used in our products could harm our business and profitability.

Our products contain various raw materials, including corrosion-resistant steel, non-ferrous metals such as aluminum and nickel, and precious metals such as platinum and palladium. We use raw materials directly in manufacturing and in components that we purchase from our suppliers. We generally purchase components with significant raw material content on the open market. The prices for and availability of these raw materials fluctuate depending on market conditions. Volatility in the prices of raw materials such as steel, aluminum and nickel could increase the cost of manufacturing our products. Additionally, our suppliers are also subject to fluctuations in the prices of raw materials and may attempt to pass all or a portion of such increases on to us. In the event they are successful in doing so, our margins would decline. Temporary industry-wide shortages of raw materials have occurred in 2021, which has led to increased raw material price volatility and cost increases which could continue into 2022. We may not be able to pass on these costs to our customers, and this could have a material adverse effect on our business, results of operations and financial condition. Even in the event that increased costs can be passed through to customers, our gross margin percentages would decline as the recovery of these costs from customers generally lags six to twelve months.

In 2021, approximately 75% of our total spending on components was sourced from approximately 40 suppliers, many of which are the single source for such components. All of the suppliers from which we purchase materials and components used in our business are fully validated suppliers, meaning the suppliers’ manufacturing processes and inputs have been validated under a production part approval process (“PPAP”). Furthermore, there are only a limited number of suppliers for certain of the materials used in our business, such as corrosion-resistant steel. As a result, our business is subject to the risk of additional price fluctuations and periodic delays in the delivery of our materials or components if supplies from a validated supplier are interrupted and a new supplier, if one is available, must be validated or materials and components must be purchased from a supplier without a completed PPAP, which could increase our risk of purchasing non-conforming components. Any such price fluctuations or delays, if significant, could harm our profitability or operations. In addition, the loss of a supplier could result in significant material cost increases or reduce our production capacity. We have experienced, and expect to continue to experience, delays in the availability and receipt of raw materials and component parts as a result of the COVID-19 pandemic, some of which may materially impact our ability to meet customer demand. We also cannot guarantee we will be able to maintain favorable arrangements and relationships with these suppliers. An increase in the cost or a sustained interruption in the supply or shortage of some of these raw materials or components that may be caused by a deterioration of our relationships with suppliers or by events such as natural disasters and extreme weather events which may increase in frequency and intensity as a result of climate change, power outages, labor strikes and public health crisis such as pandemics and epidemics or the like could negatively impact our business, results of operations and financial condition. Although we have agreements with many of our customers that we will pass such price increases through to them, such contracts may be canceled by our customers and/or we may not be able to recoup the costs of such price increases. Additionally, if we are unable to continue to purchase our required quantities of raw materials on commercially reasonable terms, or at all, if we are unable to maintain or enter into purchasing contracts for commodities, or if delivery of materials or component parts from suppliers is delayed or non-conforming, our operations could be disrupted, we may not be able to meet customer demand, and our profitability and our financial results may be materially impacted.

Labor cost inflation, employee attraction and retention or labor unrest could have an adverse effect on our business, results of operations and financial condition.

As of December 31, 2021, approximately 46% of our U.S. employees, representing approximately 42% of our total employees, were represented by the UAW and are subject to a collective bargaining agreement. Our current collective bargaining agreement with UAW Local 933 is effective through November 2023. In addition to our unionized work force, many of our direct and indirect customers and vendors have unionized work forces. Strikes, work stoppages or slowdowns experienced by these customers or vendors or their other suppliers could result in slowdowns or closings of assembly plants that use our products or supply materials for use in the production of our products. Organizations responsible for shipping our products may also be impacted by strikes. Any interruption in the delivery of our products could reduce demand for our products and could have a material adverse effect on us.

In general, we consider our labor relations with all of our employees to be good. However, in the future we may be subject to labor unrest. If strikes, work stoppages or lock-outs at our facilities or at the facilities of our vendors or customers occur or continue for a long period of time, our business, results of operations and financial condition may be materially adversely affected.

Our success depends on our ability to identify, recruit and retain highly skilled, qualified personnel, and there is currently increased competition for talent. We have experienced labor shortages and wage inflation amid low levels of unemployment and workforce availability. As a result, we may not be able to attract and retain qualified personnel, which may impact our ability to manufacture, design and develop our propulsion solutions and to compete effectively. In addition, we may continue to experience increased labor costs, which may impact our results of operations.

Prolonged inflation could result in higher costs and decreased margins and earnings.

Recent inflationary pressures have resulted in increased raw material, labor, energy, freight and logistics expenses and other costs, which, if they continue for a prolonged period, may adversely affect our results of operations. If our costs are subject to continuing significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability to do so could harm our results of operation.

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

Some of the markets in which we operate, including energy, mining, construction, distribution and motorhomes, exhibit a high degree of cyclicality. Decisions to purchase our products are largely a result of the performance of these and other industries we serve. If demand for output in these industries decreases, the demand for our products will likely decrease. Demand in these industries is impacted by numerous factors including prices of commodities, rates of infrastructure spending, housing starts, real estate equity values, interest rates, consumer spending, fuel costs, energy demands, municipal spending, commercial construction and global pandemics, among others. Increases or decreases in these variables globally may significantly impact the demand for our products, which could have a material adverse effect on our business, results of operations and financial condition. If we are unable to accurately predict demand, we may be unable to meet our customers’ needs, resulting in the loss of potential sales, or we may manufacture excess products, resulting in increased inventories and overcapacity in our production facilities, increasing our unit production cost and decreasing our operating margins.

Our sales are concentrated among our top five OEM customers and the loss or consolidation of any one of these customers or the discontinuation of particular vehicle models for which we are a significant supplier could reduce our net sales and have a material adverse effect on our results of operations and financial condition.

We have in the past and may in the future derive a significant portion of our net sales from a relatively limited number of OEM customers. For the years ended December 31, 2021, 2020 and 2019, our top five OEM customers accounted for approximately 52%, 53% and 54% of our net sales, respectively. Our top three customers, Daimler AG, PACCAR Inc. and Traton SE (includes Navistar International Corporation as of December 31, 2021) accounted for approximately 20%, 10% and 10%, respectively, of our net sales during 2021. The loss of, or consolidation of, any one of these customers, or a significant decrease in business from, one or more of these customers could harm our business. In addition, the discontinuation of particular vehicle models for which we are a significant supplier could reduce our net sales and have a material adverse effect on our results of operations.

Our sales to the Defense end market are to government entities and contractors for the U.S. and foreign governments, and the loss of a significant number of our contracts, or budgetary declines or future reductions or changes in spending by the U.S. or foreign governments could have a material adverse effect on our results of operations and financial condition.

Our net sales to the Defense end market are derived from contracts (revenue arrangements) with agencies of, and prime system contractors for, the U.S. government and foreign governments. If a significant number of our Defense contracts and subcontracts are simultaneously delayed or cancelled for budgetary, performance or other reasons, it would have a material adverse effect on our results of operations and financial condition. Approximately 8%, or $186 million, of our net sales for the year ended December 31, 2021 were from our Defense end market.

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

We are at risk for interruptions, outages, and breaches of: (i) operational systems, including business, financial, accounting, product development, data processing, or manufacturing processes, owned by us or our third-party vendors or suppliers; (ii) facility security systems, owned by us or our third-party vendors or suppliers; and/or (iii) vehicle propulsion control modules or other in-product technology, owned by us or our third-party vendors or suppliers. Such cyber incidents could materially disrupt operational systems; result in loss of intellectual property, trade secrets or other proprietary or competitively sensitive information; compromise personally identifiable information of employees, customers, suppliers, or others; jeopardize the security of our facilities; and/or affect the performance of vehicle propulsion control modules or other in-product technology. A cyber incident could be caused by malicious third parties using sophisticated, targeted methods to circumvent firewalls, encryption, and other security defenses, including hacking, fraud, trickery, or other forms of deception. The techniques used by third parties change frequently and may be difficult to detect for long periods of time. A significant cyber incident could impact production capability, harm our reputation and/or subject us to regulatory actions or litigation, any of which could materially affect our business, results of operations and financial condition. While we utilize a number of measures to prevent, detect and mitigate these threats, including employee education, monitoring of networks and systems, and maintenance of backup and protective systems, there is no guarantee such efforts will be successful in preventing a cyber incident.

In the event of a catastrophic loss of our key manufacturing facility, our business would be adversely affected.

While we manufacture our products in several facilities and maintain insurance covering our facilities, including business interruption insurance, a catastrophic loss of the use of all or a portion of one of our manufacturing facilities due to accident, labor issues, weather conditions, acts of war, political unrest, terrorist activity, natural disaster or extreme weather events, which may increase in frequency and intensity as a result of climate change, public health crisis, such as pandemics and epidemics or otherwise, whether short- or long-term, would have a material adverse effect on our business, results of operations and financial condition. Our most significant concentration of manufacturing is around our corporate headquarters in Indianapolis, Indiana, where we produce approximately 90% of our transmissions. In addition to our Indianapolis manufacturing facilities, we currently operate manufacturing facilities for our fully electric propulsion solutions in Auburn Hills, Michigan, for our transmissions in both Szentgotthard, Hungary and Chennai, India and for our aluminum die cast components in Lewisburg, Tennessee. In the event of a disruption at the Indianapolis facilities, our other facilities may not be adequately equipped to operate at a level sufficient to compensate for the volume of production at the Indianapolis facility due to their size and the fact that they have not yet been tested for such significant increases in production volume.

Strategic Risks

Our success depends on research and development efforts, and we may not be successful in developing or introducing new products and technologies and responding to customer needs.

Our success depends on our ability to develop or introduce new products and technologies and improve the efficiency and performance of our current products, and we invest significant resources in research and development in order to do so. We currently have enhancements to our existing products and technologies and new products and technologies under development, including electric hybrid and fully electric propulsion solutions, for planned introduction into certain end markets. The development of new products and technologies is difficult, time-consuming and costly and the timetable for commercial release is uncertain. Not all of our new product launches have been successful, and we may not be successful in the future in introducing other new products and responding to customer needs. In addition, it often takes significant time, in some cases multiple fleet buy cycles, before customers gain experience with new products and technologies and those new products and technologies become widely-accepted by the market, if at all. Given the early stages of development of some of these new products and technologies, there can be no guarantee of future market acceptance and investment returns with respect to these products. In addition, the increased adoption of electric propulsion solutions could result in lower demand for our fully automatic transmissions and, over time, the demand for related service parts and support equipment, which would impact our margins. If we do not adequately anticipate the changing needs of our customers by keeping pace with improvements and changes in vehicle propulsion technology and developing and introducing new and effective products and technologies on a timely basis, or if the products and technologies we develop do not become market-leading, our competitive position and prospects could be harmed. If our competitors are able to respond to changing market demands and adopt new technologies more quickly than we do, demand for our products could decline, our competitive position could be harmed, our future research and development activities may be constrained due to intellectual property rights of others, licenses for technologies that would enable us to keep pace with our competitors may not be available on commercially reasonable terms if at all and we may not be able to recoup a return on our development investments. Moreover, changing customer demands as well as evolving regulatory, safety and environmental standards could require us to adapt our products and technologies to address such changes. As a result, in the future we may experience delays in the introduction of some or all of our new products or modifications or enhancements of existing products. Furthermore, there may be production delays due to unanticipated technological setbacks, which may, in turn, delay the release of new products to our end users. If increased regulatory or environmental standards cause the rate of adoption of new technologies, including electric vehicles for the medium- and heavy-duty commercial market, to occur at a pace that is faster than we are anticipating, we may not have products available to meet that accelerated timeframe. If we experience significant delays or increased costs in the production, launch or acceptance of our products and technologies, our net sales and results of operations may be materially adversely affected.

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

Our business is subject to certain risks associated with doing business internationally, particularly in emerging markets. Outside-North America net sales represented approximately 24% of our net sales for 2021. Most of our operations are in the U.S., but we also have manufacturing and customization facilities in India and Hungary with a services agreement with Stellantis NV and customization capability in Brazil, The Netherlands, China and Japan. Further, we intend to continue to pursue growth opportunities for our business in a variety of business environments outside the U.S., which could exacerbate the risks set forth below. Our international operations are subject to, without limitation, the following risks:

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

We may not be able to identify or consummate acquisitions or partnerships or achieve expected benefits from or effectively integrate acquisitions or partnerships, which could harm our growth.

From time to time we evaluate selective acquisitions, partnerships and strategic investments. Potential and completed acquisitions and partnerships involve many risks that could have an adverse effect on our business, financial condition or results of operations, including:

•
our ability to identify suitable acquisition or partnership candidates, prevail against competing potential acquirers or partners and negotiate and consummate acquisitions or partnerships on terms attractive to us;
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
•
the potential incurrence of indebtedness to fund the acquisition or partnerships;
•
the acquired business or partnership not achieving anticipated revenues, earnings, cash flow or market share;
•
excess capacity;
•
failure to achieve the expected synergies or cost savings;
•
the need for additional investments post-investment or post-acquisition that could be greater than anticipated;
•
the impact of U.S. and foreign competition laws and regulations on our ability to make certain acquisitions, to enter into certain partnerships or to make certain strategic investments;
•
inaccurate assessment of undisclosed, contingent or other liabilities or problems and unanticipated costs associated with the acquisition or partnership;
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

We cannot offer any assurance that we will be able to consummate any future acquisitions, strategic investments, partnerships or other business combinations. If we are unable to identify suitable acquisition candidates or to consummate and successfully integrate our recent and any future acquisitions, our business and results of operations may be adversely affected as a result.

Legal and Regulatory Risks

Any events that impact our brand name, including if the products we manufacture or distribute are found to be defective, could have an adverse effect on our reputation, cause us to incur significant costs and negatively impact our business, results of operations and financial condition.

We face exposure to product liability claims in the event that the use of our products has, or is alleged to have, resulted in injury, death or other adverse effects. We currently maintain product liability insurance coverage, but we cannot be assured that we will be able to obtain such insurance on acceptable terms in the future, if at all, or that any such insurance will provide adequate coverage against potential claims. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for long periods of time, regardless of the ultimate outcome. An unsuccessful product liability defense could have a material adverse effect on our business, results of operation, financial condition or prospects. If one of our products is determined to be defective, we may face substantial warranty costs and may be responsible for significant costs associated with a product recall or a redesign. We have had defect and warranty issues associated with certain of our products in the past, and we cannot give assurance similar product defects will not occur in the future. See "NOTE 10. Product Warranty Liabilities” of Notes to Consolidated Financial Statements included in Part II, Item 8. of this Annual Report on Form 10-K for additional details regarding these warranty issues.

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

Our manufacturing operations are subject to many environmental, health and safety laws and regulations governing emissions to air, discharges to water, the generation, handling and disposal of waste and the cleanup of contaminated properties. Compliance with these laws and regulations is costly. We have incurred and expect to continue to incur significant costs to maintain or achieve compliance with applicable environmental, health and safety laws and regulations. Moreover, regulatory bodies are increasingly adopting regulations that target limiting greenhouse gases and combatting climate change, which may impact our ability to sell our current products or require us to develop new products or technologies. If these environmental, health and safety laws and regulations that impact our operations or products become more stringent or expand to include a larger portion of our products or our customer’s products in the future, we could incur additional costs in order to ensure that our business and products comply with such regulations. In addition, we may not be successful in developing products or technologies that comply with, or the vehicle or customer OEMs to which we sell our products may choose not to comply with, such laws and regulations, which could impact our ability to sell our products in certain locations, negatively impact our business and result in a loss of market share. Furthermore, if our products that are already placed in service are found to be non-compliant with certain laws, regulations and certifications, we may incur additional costs and fines. We cannot assure that we are in full compliance with all environmental, health and safety laws and regulations. Our failure to comply with applicable environmental, health and safety laws and regulations and permit requirements could result in civil or criminal fines, penalties or enforcement actions, third-party claims for property damage and personal injury, requirements to clean up property or to pay for the costs of cleanup or regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures, including the installation of pollution control equipment or remedial actions. Our failure to comply could also result in our failure to secure adequate insurance for our business, resulting in significant exposure, diminished ability to hedge our risks and material modifications of our business operations.

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

We manage the remediation of historical soil and groundwater contamination at our Indianapolis, Indiana facilities under an Agreed Order of Consent with the EPA. See Part II, Item 8., "NOTE 18. Commitments and Contingencies” of this Annual Report on Form 10-K. There can be no assurances that future environmental remediation obligations will not have a material adverse effect on our results of operations and financial condition. In addition, we occasionally evaluate alternatives with respect to our facilities, including possible dispositions or closings. Investigations undertaken in connection with these activities may lead to discoveries of contamination that must be remediated, and closings of facilities may trigger remediation requirements that are not applicable to operating facilities. We may also face lawsuits brought by third parties that either allege property damage or personal injury as a result of, or seek reimbursement for costs associated with, such contamination.

Our business and financial results may be adversely affected by U.S. government contracting risks.

We are subject to various laws and regulations applicable to parties doing business with the U.S. government, including laws and regulations governing performance of U.S. government contracts, the use and treatment of U.S. government furnished property and the nature of materials used in our products. We may be unilaterally suspended or barred from conducting business with the U.S. government, or become subject to fines or other sanctions if we are found to have violated such laws or regulations. As a result of the need to comply with these laws and regulations, we are subject to increased risks of governmental investigations, civil fraud actions, criminal prosecutions, whistleblower lawsuits and other enforcement actions. The laws and regulations to which we are subject include, but are not limited to, Export Administration Regulations, the Federal Acquisition Regulation, International Traffic in Arms Regulations and regulations from the Bureau of Alcohol, Tobacco, Firearms and Explosives and the FCPA.

U.S. government contracts are subject to modification, curtailment or termination by the U.S. government without prior written notice, either for convenience or for default as a result of our failure to perform under the applicable contract. If terminated by the U.S. government as a result of our default, we could be liable for additional costs the U.S. government incurs in acquiring undelivered goods or services from another source and any other damages it suffers. Additionally, we cannot assign prime U.S. government contracts without the prior consent of the U.S. government contracting officer, and we are required to register with the Central Contractor Registration Database. Furthermore, the U.S. government periodically audits our governmental contract costs, which could result in fines, penalties or adjustment of costs and prices under the contracts. The result of, or expiration of the statute of limitations for, such audits could have an impact on reported liabilities, net income and cash flow from operations.

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

Risks Related to Our Indebtedness and Financial Risks

Our indebtedness could adversely affect our financial health, restrict our activities and affect our ability to meet our obligations.

As of December 31, 2021, we had total indebtedness of $2,531 million and we would have been able to borrow an additional $645 million, net of $5 million of outstanding letters of credit, under Allison Transmission Inc.’s (“ATI”), our wholly-owned subsidiary, revolving credit facility with commitments in the amount of $650 million due September 2025 (“Revolving Credit Facility”). As of December 31, 2021, we had no outstanding borrowings against the Revolving Credit Facility. At December 31, 2021, $631 million of our total indebtedness was associated with ATI’s term loan facility due March 2026 (“Term Loan”, and together with the Revolving Credit Facility, the “Senior Secured Credit Facility”), $400 million of our total indebtedness was associated with ATI’s 4.75% Senior Notes due October 2027 (“4.75% Senior Notes”), $500 million of our total indebtedness was associated with ATI’s 5.875% Senior Notes due June 2029 (“5.875% Senior Notes”) and $1,000 million of our total indebtedness was associated with ATI’s 3.75% Senior Notes due January 2031 (“3.75% Senior Notes”, and together with the 4.75% Senior Notes and 5.875% Senior Notes, the “Senior Notes”). For a complete description of the terms of the Senior Secured Credit

Facility and the Senior Notes, please see "NOTE 8. Debt” in Part II, Item 8., of this Annual Report on Form 10-K for additional information of this Annual Report on Form 10-K.

Our indebtedness could have important consequences. For example, it could:

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

In addition, the Revolving Credit Facility contains a maximum total senior secured leverage ratio. The Senior Secured Credit Facility and the indentures governing the Senior Notes also contain other negative and affirmative covenants that will limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with any of the covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness.

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

We and our subsidiaries may be able to incur additional indebtedness in the future because the terms of our indebtedness do not fully prohibit us or our subsidiaries from doing so. Subject to covenant compliance and certain conditions, our indebtedness permits additional borrowing, including total borrowing up to $645 million under the Revolving Credit Facility, net of $5 million in letters of credit. If new debt is added to our current debt levels and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.

Our pension and other post-retirement benefits funding obligations could increase as a result of a variety of factors.

Our earnings may be positively or negatively impacted by the amount of income or expense recorded for our defined benefit pension plans and other post-retirement benefits (“OPEB”). Accounting principles generally accepted in the United States of America (“GAAP”) require that income or expense for defined benefit pension plans be calculated at the annual measurement date, or more frequently if certain events occur, using actuarial assumptions and calculations. These calculations reflect certain assumptions, the most significant of which relate to the capital markets, interest rates, health care inflation rates and other economic conditions. Changes in key economic indicators can change these assumptions. These assumptions, along with the actual value of assets at the measurement date, will impact the calculation of pension expense for the year. Although GAAP pension expense and pension contributions are not directly related, the key economic indicators that affect GAAP pension expense also affect the amount of cash that we would contribute to our defined benefit pension plans. Because the values of these defined benefit pension plans’ assets have fluctuated and will fluctuate in response to changing market conditions, the amount of gains or losses that will be recognized in subsequent periods, the impact on the funded status of the defined benefit pension plans and the future minimum required contributions, if any, could have a material adverse effect on our business, results of operations and financial condition. The magnitude of such impact cannot be determined with certainty at this time. However, the effect of a one percentage point decrease in the assumed discount rate would result in an increase in the December 31, 2021 defined benefit pension plans obligation of approximately $27 million. Likewise, a one percentage point decrease in the effective interest rate for determining defined benefit pension plans contributions would result in an increase in the minimum required contributions for 2022 of approximately $2 million. Similarly, a one percentage point decrease in the assumed discount rate would result in an increase in the December 31, 2021 OPEB obligation of approximately $15 million. As of December 31, 2021, the unfunded status of our defined benefit pension plans was $7 million and the unfunded status of our OPEB plan was $102 million.

An impairment in the carrying value of goodwill, other intangible assets or long-lived assets could negatively affect our consolidated results of operations and net worth.

Pursuant to GAAP, we are required to assess our goodwill and indefinite-lived intangible assets to determine if they are impaired on an annual basis, or more often if events or changes in circumstances indicate that impairment may have occurred. Intangible assets with finite lives are amortized over the useful life and are reviewed for impairment on triggering events such as events or changes in circumstances indicating that an impairment may have occurred. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill and the implied fair value of the goodwill or the carrying value of the intangible assets and the fair value of the intangible assets in the period the determination is made. Disruptions to our business, end market conditions, protracted economic weakness, unsuccessful development of product and unexpected significant declines in operating results may result in charges for goodwill and other asset impairments. See "NOTE 2. Summary of Significant Accounting Policies” and "NOTE 6. Goodwill and Other Intangible Assets” of Notes to Consolidated Financial Statements included in Part II, Item 8. of this Annual Report on Form 10-K for additional details.

The carrying value of long-lived assets is evaluated whenever events or circumstances indicate that the carrying value of a long-lived asset may not be recoverable. Events or circumstances that would result in an impairment review primarily include a significant change in the use of an asset, a significant change in the projected future cash flows generated by an asset or the planned sale or disposal of an asset. The asset would be considered impaired when there is no future use planned for the asset or the future net undiscounted cash flows generated by the asset or asset group are less than its carrying value. An impairment loss would be recognized based on the amount by which the carrying value exceeds fair value and could have a material adverse effect on the results of our operations. See "NOTE 2. Summary of Significant Accounting Policies” and "NOTE 5. Property, Plant and Equipment” of Notes to Consolidated Financial Statements included in Part II, Item 8. of this Annual Report on Form 10-K for additional details.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our world headquarters, which we own, is located at One Allison Way, Indianapolis, Indiana 46222. As of December 31, 2021, we have approximately 20 manufacturing and certain other facilities in eight countries. The following table sets forth certain information regarding our significant facilities.

Plant	Location	Approximate Size (ft2)	Owned / Leased	Description
Plant #3	Indianapolis	927,000	Own	Engineering, Operational Support
Plant #4	Indianapolis	425,900	Own	Manufacturing
Plant #6	Indianapolis	431,500	Own	Manufacturing
Plant #12	Indianapolis	534,900	Own	Manufacturing
Plant #14 and #15	Indianapolis	481,100	Own	Manufacturing
Plant #16	Indianapolis	391,700	Own	Manufacturing
Plant #17	Indianapolis	389,000	Own	Parts Distribution Center
Innovation Center	Indianapolis	96,000	Own	Engineering, Research and Development
Auburn Hills	Auburn Hills, Michigan, USA	110,400	Lease	Engineering, Operational Support, Manufacturing
Walker Die Casting	Lewisburg, Tennessee, USA	774,100	Own	Manufacturing
Szentgotthard	Hungary	149,000	Own	Manufacturing & Customization
Chennai	India	258,500	Own	Manufacturing

We believe all our facilities are suitable for their intended purpose, are being efficiently utilized and provide adequate capacity to meet demand for the next several years. The table above does not include sales offices located in various countries.

ITEM 3. LEGAL PROCEEDINGS

We are subject to various contingencies, including routine legal proceedings and claims arising out of the normal course of business. These proceedings primarily involve commercial claims, product liability claims, personal injury claims and workers’ compensation claims. The outcome of these lawsuits, legal proceedings and claims cannot be predicted with certainty. Nevertheless, we believe the outcome of any of these currently existing proceedings, even if determined adversely, would not have a material adverse effect on our financial condition or results of operations. See also "NOTE 18. Commitments and Contingencies” in Part II, Item 8., of this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the NYSE under the symbol “ALSN.”

Holders

As of February 4, 2022, there were approximately 63,474 stockholders of record of our common stock, which includes the actual number of holders registered on the books of the Company and holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.

Unregistered Sales of Equity Securities

During the period covered by this Annual Report on Form 10-K, we did not offer or sell any equity securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

Issuer Purchases of Equity Securities

Our Board of Directors has authorized us to repurchase up to $3,000 million, in the aggregate, of our common stock pursuant to a stock repurchase program (the “Repurchase Program”). The terms of the Repurchase Program provide that we may repurchase shares of our common stock, from time to time depending on market conditions and corporate needs, in the open market or through privately negotiated transactions in accordance with Rule 10b-18 of the Exchange Act. The Repurchase Program does not have an expiration date.

The following table sets forth information related to our repurchase of our common stock on a monthly basis in the three months ended December 31, 2021:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Programs(1)
October 1 – October 31, 2021	—	$—	—	$—
November 1 – November 30, 2021	2,300,379	$36.06	2,300,379	$417,669,408
December 1 – December 31, 2021	2,949,113	$35.27	2,949,113	$313,647,209
Total	5,249,492		5,249,492

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

Set forth below is a graph comparing the total cumulative returns of ALSN, the S&P 500 Index and an index of peer companies selected by us. Our peer group includes Donaldson Company, Inc., Graco Inc., Roper Technologies, Inc., Gentex Corporation, Rockwell Automation, Inc. and Sensata Technologies Holding PLC. The graph assumes $100 was invested on December 31, 2016 in our common stock and each of the indices and that all dividends, if any, are reinvested.

	As of December 31, 2016	As of December 31, 2017	As of December 31, 2018	As of December 31, 2019	As of December 31, 2020	As of December 31, 2021
Allison Transmission Holdings, Inc.	$100.00	$129.95	$134.29	$149.73	$136.13	$116.96
S&P 500 Index	100.00	121.83	116.49	153.17	181.35	233.41
Peer Group	100.00	139.25	127.51	170.02	205.11	246.93

ITEM 6. [RESERVED]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements regarding industry trends, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in or implied by the forward-looking statements as a result of various factors, including, without limitation, those set forth under Part I, Item 1A, “Risk Factors,” and other matters included elsewhere in this Annual Report on Form 10-K. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

This section of this Annual Report on Form 10-K generally discusses 2021 and 2020 items and year-over-year comparisons between 2021 and 2020. A detailed discussion of 2019 items and year-over-year comparisons between 2020 and 2019 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on February 18, 2021.

Overview

We design and manufacture vehicle propulsion solutions, including commercial-duty on-highway, off-highway and defense fully automatic transmissions and electric hybrid and fully electric systems. The business was founded in 1915 and has been headquartered in Indianapolis, Indiana since inception. Allison is traded on the New York Stock Exchange under the symbol, “ALSN”.

We have approximately 3,400 employees. Although approximately 76% of revenues were generated in North America in 2021, we have a global presence by serving customers in Asia, Europe, South America and Africa. We serve customers through an independent network of approximately 1,400 independent distributor and dealer locations worldwide.

Trends Impacting Our Business

Throughout 2021, the COVID-19 pandemic continued to cause supply chain, labor and raw material constraints that created volatility in our business performance and impacted global markets and supply chains. As a result, we experienced, and expect to continue to experience, raw material and component part price inflation, increased freight and logistics costs and increased overtime expense as a result of labor shortages. In addition, despite increased customer demand our net sales for 2021 were negatively impacted as a result of our customers’ inability to secure components from the broader commercial vehicle supply base which resulted in reduced commercial vehicle build schedules. We expect that commercial vehicle build schedules will continue to be negatively impacted by the availability of components in 2022.

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

Full Year 2021 and 2020 Net Sales by End Market (in millions)

End Market	2021 Net Sales	2020 Net Sales	% Variance
North America On-Highway	$1,177	$1,081	9%
North America Off-Highway	58	13	346%
Defense	186	182	2%
Outside North America On-Highway	381	280	36%
Outside North America Off-Highway	83	61	36%
Service Parts, Support Equipment and Other	517	464	11%
Total Net Sales	$2,402	$2,081	15%

North America On-Highway end market net sales were up 9% for the year ended December 31, 2021 compared to the year ended December 31, 2020, principally driven by the recovery in customer demand following the pandemic-related disruptions experienced in 2020 and price increases on certain products.

North America Off-Highway end market net sales were up $45 million for the year ended December 31, 2021 compared to the year ended December 31, 2020, principally driven by higher demand for hydraulic fracturing applications and price increases on certain products.

Defense end market net sales were up 2% for the year ended December 31, 2021 compared to the year ended December 31, 2020, principally driven by higher demand for Tracked vehicle applications and price increases on certain products, partially offset by lower Wheeled vehicle demand.

Outside North America On-Highway end market net sales were up 36% for the year ended December 31, 2021 compared to the year ended December 31, 2020, principally driven by the recovery in customer demand following the pandemic-related disruptions experienced in 2020, the execution of growth initiatives and price increases on certain products.

Outside North America Off-Highway end market net sales were up 36% for the year ended December 31, 2021 compared to the year ended December 31, 2020, principally driven by higher demand in the mining, energy and construction sectors and price increases on certain products.

Service Parts, Support Equipment and Other end market net sales were up 11% for the year ended December 31, 2021 compared to the year ended December 31, 2020, principally driven by higher demand for service parts and support equipment and price increases on certain products.

Key Components of our Results of Operations

Net sales

We generate our net sales primarily from the sale of vehicle propulsion solutions, service and component parts, support equipment, defense kits, engineering services, royalties and extended transmission coverage to a wide array of OEMs, distributors and the U.S. government. Sales are recorded in accordance with the terms of the contract, net of provisions for customer allowances and other rebates.

Cost of sales

Our primary components of cost of sales are purchased parts, the overhead expense related to our manufacturing operations and direct labor associated with the manufacture and assembly of vehicle propulsion solutions and parts. For the year ended December 31, 2021, direct material costs were approximately 68%, overhead costs were approximately 24% and direct labor costs were approximately 8% of total cost of sales. We are subject to changes in our cost of sales caused by movements in underlying commodity prices. We seek to hedge against this risk by using LTAs. See Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk” included in this Annual Report on Form 10-K.

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

Non-GAAP Financial Measures

We use Adjusted Earnings before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) and Adjusted EBITDA as a percent of net sales to measure our operating profitability. We believe that Adjusted EBITDA and Adjusted EBITDA as a percent of net sales provide management, investors and creditors with useful measures of the operational results of our business and increase the period-to-period comparability of our operating profitability and comparability with other companies. Adjusted EBITDA as a percent of net sales is also used in the calculation of management’s incentive compensation program. The most directly comparable GAAP measure to Adjusted EBITDA and Adjusted EBITDA as a percent of net sales is Net income and Net income as a percent of net sales, respectively. Adjusted EBITDA is calculated as earnings before interest expense, net, income tax expense, amortization of intangible assets, depreciation of property, plant and equipment and other adjustments as defined by the Second Amended and Restated Credit Agreement dated as of March 29, 2019 as amended (the “Credit Agreement”) governing ATI's term loan facility due March 2026 (“Term Loan”). Adjusted EBITDA as a percent of net sales is calculated as Adjusted EBITDA divided by net sales.

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

The following is a reconciliation of Net income and Net income as a percent of net sales to Adjusted EBITDA and Adjusted EBITDA as a percent of net sales and a reconciliation of Net cash provided by operating activities to Adjusted free cash flow:

	For the years ended December 31,
(unaudited, in millions)	2021	2020	2019
Net income (GAAP)	$442	$299	$604
plus:
Income tax expense	130	94	164
Interest expense, net	116	137	134
Depreciation of property, plant and equipment	104	96	81
Amortization of intangible assets	46	52	86
Stock-based compensation expense (a)	14	17	13
Unrealized gain on marketable securities (b)	(4)	—	—
Technology-related investment gain (c)	(3)	—	—
UAW Local 933 retirement incentive (d)	(2)	7	5
Acquisition-related earnouts (e)	1	1	1
Restructuring charges (f)	—	14	—
Expenses related to long-term debt refinancing (g)	—	13	1
Unrealized loss on foreign exchange (h)	—	2	—
Environmental remediation (i)	—	—	(8)
Loss associated with impairment of long-lived assets (j)	—	—	2
Adjusted EBITDA (Non-GAAP)	$844	$732	$1,083
Net sales (GAAP)	$2,402	$2,081	$2,698
Net income as a percent of net sales (GAAP)	18.4%	14.4%	22.4%
Adjusted EBITDA as a percent of net sales (Non-GAAP)	35.1%	35.2%	40.1%
Net cash provided by operating activities (GAAP)	$635	$561	$847
(Deductions) or additions to reconcile to Adjusted free cash flow:
Additions of long-lived assets	(175)	(115)	(172)
Restructuring charges (f)	—	12	—
Adjusted free cash flow (Non-GAAP)	$460	$458	$675

(a)
Represents stock-based compensation expense (recorded in Cost of sales, Selling, general and administrative, and Engineering – research and development).
(b)
Represents a gain (recorded in Other income (expense), net) related to an investment in the common stock of Jing-Jin Electric Technologies Co. Ltd.
(c)
Represents gains (recorded in Other income (expense), net) related to investments in co-development agreements to expand our position in transmission technologies.
(d)
Represents (adjustments) charges (recorded in Cost of sales) related to a 2018 to 2021 retirement incentive program for certain employees represented by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) pursuant to the UAW Local 933 collective bargaining agreement effective through November 2023.
(e)
Represents expenses (recorded in Selling, general and administrative and Engineering - research and development) for earnouts related to our acquisition of Vantage Power Limited.
(f)
Represents restructuring and pension plan settlement charges (recorded in Cost of sales, Selling, general and administrative, Engineering - research and development, and Other income (expense), net) related to voluntary and involuntary separation programs for both hourly and salaried employees in 2020.
(g)
Represents expenses (recorded in Other income (expense), net) related to the redemption of ATI’s 5.0% Senior Notes due 2024 (“5.0% Senior Notes”) in the fourth quarter of 2020, the refinancing of the prior term loan due 2022 ("Prior Term Loan") and prior revolving credit facility due 2021 ("Prior Revolving Credit Facility") in the first quarter of 2019, and the repricing of the Term Loan in the fourth quarter of 2019.
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
(j)
Represents charges (recorded in Selling, general and administrative) associated with the impairment of long-lived assets related to the production of the TC10 transmission.

Results of Operations

Throughout 2021, the COVID-19 pandemic continued to cause supply chain, labor, freight and raw material constraints that created volatility in our business performance and impacted global markets. As a result, we experienced, and expect to continue to experience, raw material and component part price inflation, increased freight and logistics costs and increased overtime expense as a result of labor shortages. See “Trends Impacting our Business” above for additional information on the impact of the COVID-19 pandemic on our results of operations.

The following table sets forth certain financial information for the years ended December 31, 2021 and 2020. The following table and discussion should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto included in Part II, Item 8. of this Annual Report on Form 10-K.

Comparison of years ended December 31, 2021 and 2020

	Years ended December 31,
(dollars in millions)	2021	% of net sales	2020	% of net sales
Net sales	$2,402	100%	$2,081	100%
Cost of sales	1,257	52	1,083	52
Gross profit	1,145	48	998	48
Operating expenses:
Selling, general and administrative	305	13	317	15
Engineering — research and development	171	7	147	7
Total operating expenses	476	20	464	22
Operating income	669	28	534	26
Other expense, net:
Interest expense, net	(116)	(5)	(137)	(7)
Other income (expense), net	19	1	(4)	—
Total other expense, net	(97)	(4)	(141)	(7)
Income before income taxes	572	24	393	19
Income tax expense	(130)	(6)	(94)	(5)
Net income	$442	18%	$299	14%

Net sales

Net sales for the year ended December 31, 2021 were $2,402 million compared to $2,081 million for the year ended December 31, 2020, an increase of 15%. The increase was principally driven by a $101 million, or 36%, increase in net sales in the Outside North America On-Highway end market principally driven by the recovery in customer demand following the pandemic-related disruptions experienced in 2020, the execution of growth initiatives and price increases on certain products, a $96 million, or 9%, increase in net sales in the North America On-Highway end market principally driven by the recovery in customer demand following the pandemic-related disruptions experienced in 2020 and price increases on certain products, a $53 million, or 11%, increase in net sales in the Service Parts, Support Equipment and Other end market principally driven by higher demand for service parts and support equipment and price increases on certain products, a $45 million, or 346%, increase in net sales in the North America Off-Highway end market principally driven by higher demand for hydraulic fracturing applications and price increases on certain products, a $22 million, or 36%, increase in net sales in the Outside North America Off-Highway end market principally driven by higher demand in the mining, energy and construction sectors and price increases on certain products and a $4 million, or 2%, increase in net sales in the Defense end market principally driven by higher demand for Tracked vehicle applications and price increases on certain products, partially offset by lower Wheeled vehicle demand.

Cost of sales

Cost of sales for the year ended December 31, 2021 was $1,257 million compared to $1,083 million for the year ended December 31, 2020, an increase of 16%. The increase was principally driven by increased direct material and manufacturing expense commensurate with increased net sales, unfavorable material costs and increased incentive compensation expense, partially offset by UAW retirement incentive program expense in 2020 that did not reoccur in 2021 and restructuring charges in 2020 that did not reoccur in 2021.

Gross profit

Gross profit for the year ended December 31, 2021 was $1,145 million compared to $998 million for the year ended December 31, 2020, an increase of 15%. The increase was principally driven by $211 million related to increased net sales, $35 million of price increases on certain products, $7 million related to UAW retirement incentive program expense in 2020 that did not reoccur in 2021 and $5 million of restructuring charges in 2020 that did not reoccur in 2021, partially offset by $52 million of unfavorable material costs, $43 million of higher manufacturing expense commensurate with increased net sales and $18 million of higher incentive compensation expense. Gross profit as a percent of net sales for the year ended December 31, 2021 decreased 30 basis points compared to the same period in 2020 principally driven by unfavorable material costs and higher incentive compensation expense, partially offset by increased net sales, price increases on certain products, UAW retirement incentive program expenses in 2020 that did not reoccur in 2021 and restructuring charges in the second quarter of 2020 that did not reoccur in 2021.

Selling, general and administrative

Selling, general and administrative expenses for the year ended December 31, 2021 were $305 million compared to $317 million for the year ended December 31, 2020, a decrease of 4%. The decrease was principally driven by unfavorable product warranty adjustments in 2020 that did not reoccur in 2021, $6 million of lower intangible amortization expense and $4 million of lower stock-based compensation expense, partially offset by higher incentive compensation expense and higher commercial activities spending.

Engineering — research and development

Engineering expenses for the year ended December 31, 2021 were $171 million compared to $147 million for the year ended December 31, 2020, an increase of 16%. The increase was principally driven by increased product initiatives spending and higher incentive compensation expense, partially offset by $4 million of restructuring charges in 2020 that did not reoccur in 2021.

Interest expense, net

Interest expense, net for the year ended December 31, 2021 was $116 million compared to $137 million for the year ended December 31, 2020, a decrease of 15%. The decrease was principally driven by $11 million of decreased interest expense due to lower interest rates as a result of our long-term debt refinancing in the fourth quarter of 2020 that extended maturities at lower fixed interest rates, $6 million of deferred financing costs written off related to the long-term debt refinancing in the fourth quarter of 2020 that did not reoccur in 2021, $3 million of lower interest expense on ATI’s Term Loan due to lower variable interest rates and $2 million of decreased interest expense on ATI’s Revolving Credit Facility, partially offset by $4 million of increased interest expense on interest rate hedges.

Other income (expense), net

Other income (expense), net for the year ended December 31, 2021 was $19 million compared to ($4) million for the year ended December 31, 2020. The change was principally driven by $13 million of expenses related to the redemption of ATI's 5.0% Senior Notes in the fourth quarter of 2020 that did not reoccur in 2021, a $4 million unrealized gain on marketable securities, a $4 million gain related to technology-related investments, $3 million of favorable foreign exchange on intercompany financing and a $2 million settlement charge related to the settlement of pension obligations as a result of our voluntary and involuntary separation programs recognized in 2020 that did not reoccur in 2021, partially offset by $3 million of reduced post-retirement benefit plan credits.

Income tax expense

Income tax expense for the year ended December 31, 2021 was $130 million resulting in an effective tax rate of 23%, compared to $94 million of income tax expense and an effective tax rate of 24% for the year ended December 31, 2020. The increase in income tax expense was principally driven by increased taxable income. The decrease in the effective tax rate was principally driven by increased estimated U.S. federal income tax deductions.

Liquidity and Capital Resources

We generate cash primarily from operations to fund our operating, investing and financing activities. Our principal uses of cash are operating expenses, capital expenditures, working capital needs, debt service, dividends on common stock, stock repurchases, and strategic growth initiatives, including investments, acquisitions and collaborations. Our ability to generate cash in the future and our future uses of cash are subject to general economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control. We had total available cash and cash equivalents of $127 million and $310 million as of December 31, 2021 and 2020, respectively. Of the available cash and cash equivalents, all of the $127 million was deposited in operating accounts as of December 31, 2021, compared to $150 million deposited in operating accounts and $160 million invested in U.S. government backed securities as of December 31, 2020.

As of December 31, 2021, the total of cash and cash equivalents held by foreign subsidiaries was $84 million, the majority of which was located in China and Europe. We manage our worldwide cash requirements considering available funds among the subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. As a result, we do not currently anticipate that local liquidity restrictions will preclude us from funding our targeted expectations or operating needs with local resources.

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

Our liquidity requirements are significant, primarily due to our debt service requirements. As of December 31, 2021, we had $631 million of indebtedness associated with ATI’s Term Loan, $400 million of indebtedness associated with ATI’s 4.75% Senior Notes, $500 million of indebtedness associated with ATI’s 5.875% Senior Notes and $1,000 million of indebtedness associated with ATI’s 3.75% Senior Notes. Short-term and long-term debt service liquidity requirements consist of $2 million of minimum required quarterly principal payments on ATI’s Term Loan through its maturity date of March 2026 and periodic interest payments on ATI’s Term Loan and the Senior Notes. There are no required quarterly principal payments on ATI’s Senior Notes. Long-term debt service liquidity requirements also consist of the payment in full of any remaining principal balance of ATI’s Term Loan and the Senior Notes upon their respective maturity dates.

We made $7 million and $6 million of principal payments on the Term Loan during the years ended December 31, 2021 and 2020, respectively. Our ability to make payments on and refinance our indebtedness and to fund planned capital expenditures and growth initiatives will depend on our ability to generate cash in the future.

In November 2020, the Company and ATI entered into an amendment to the Credit Agreement to increase the commitments under the revolving credit facility due September 2025 ("Revolving Credit Facility" and, together with the Term Loan, the “Senior Secured Credit Facility”) by $50 million. The amendment also extended the Revolving Credit Facility termination date from September 2024 to September 2025. The Senior Secured Credit Facility, as amended, provides for a $650 million Revolving Credit Facility, net of an allowance for up to $75 million in outstanding letters of credit commitments. As of December 31, 2021, we had $645 million available under the Revolving Credit Facility, net of $5 million in letters of credit. If we have commitments outstanding on the Revolving Credit Facility at the end of a fiscal quarter, the Senior Secured Credit Facility requires us to maintain a specified maximum first lien net leverage ratio of 5.50x. Additionally, within the terms of the Senior Secured Credit Facility, a first lien net leverage ratio at or below 4.00x results in the elimination of excess cash flow payments on the Senior Secured Credit Facility for the applicable year. As of December 31, 2021, our first lien net leverage ratio was 0.60x. The Senior Secured Credit Facility also provides certain financial incentives based on our first lien net leverage ratio. A first lien net leverage ratio at or below 4.00x and above 3.50x results in a 25 basis point reduction to the applicable margin on the Revolving Credit Facility. A first lien net leverage ratio at or below 3.50x results in an additional 25 basis point reduction to the applicable margin on the Revolving Credit Facility. These reductions remain in effect as long as we achieve a first lien net leverage ratio at or below the related threshold.

In addition, the Credit Agreement includes, among other things, customary restrictions (subject to certain exceptions) on our ability to incur certain indebtedness, grant certain liens, make certain investments, engage in acquisitions, consolidations and mergers, declare or pay certain dividends, and repurchase shares of our common stock. The indentures governing the Senior Notes contain negative covenants restricting or limiting our ability to, among other things, incur or guarantee additional indebtedness, incur liens, pay dividends on, redeem or repurchase our capital stock, make certain investments, permit payment or dividend restrictions on certain of our subsidiaries, sell assets, engage in certain transactions with affiliates, and consolidate or merge or sell all or substantially all of our assets. As of December 31, 2021, we are in compliance with all covenants under the Senior Secured Credit Facility and indentures governing the Senior Notes.

Our credit ratings are reviewed by Moody’s Investors Service (“Moody’s”) and Fitch Ratings (“Fitch”), and in 2021, we received credit ratings upgrades from Moody's and Fitch. Moody’s rates our corporate credit at ‘Ba1’, the Term Loan at ‘Baa2’, the 4.75% Senior Notes at ‘Ba2’, the 5.875% Senior Notes at 'Ba2', and the 3.75% Senior Notes at ‘Ba2’. Fitch rates our corporate credit at ‘BB’, the Term Loan at ‘BBB-’, the 4.75% Senior Notes at ‘BB’, the 5.875% Senior Notes at 'BB' and the 3.75% Senior Notes at ‘BB’.

We anticipate that our capital expenditures in 2022 will be in line with 2021 and expect increased cash income taxes as a result of lower deductions in 2022 related to our intangible assets.

During 2021, we repurchased approximately $513 million of our common stock under the Repurchase Program. All of the repurchase transactions during 2021 were settled in cash during the same period. As of December 31, 2021, we had approximately $314 million available under the Repurchase Program.

The following table shows our sources and uses of funds for the years ended December 31, 2021, 2020 and 2019 (in millions):

	Years ended December 31,
Statement of Cash Flows Data	2021	2020	2019
Cash flows provided by operating activities	$635	$561	$847
Cash flows used for investing activities	(212)	(111)	(405)
Cash flows used for financing activities	(604)	(335)	(480)

Generally, cash provided by operating activities has been adequate to fund our operations. We have significant liquidity, including $127 million of cash and cash equivalents and $645 million available under the Revolving Credit Facility, net of $5 million in letters of credit, as of December 31, 2021. At this time, we believe cash provided by operating activities, cash and cash equivalents and borrowing capacity under the Senior Secured Credit Facility will be sufficient to meet our known and anticipated cash requirements for the next twelve months and thereafter.

Cash provided by operating activities

Operating activities for the year ended December 31, 2021 generated $635 million of cash compared to $561 million for the year ended December 31, 2020. The increase was principally driven by higher gross profit, lower cash incentive compensation payments and lower cash interest payments, partially offset by higher operating working capital requirements, higher cash income taxes and increased product initiatives spending.

Cash used for investing activities

Investing activities for the year ended December 31, 2021 used $212 million of cash compared to $111 million for the year ended December 31, 2020. The increase was principally driven by a $60 million increase in capital expenditures, a $41 million investment in marketable securities and a $4 million net working capital settlement related to the acquisition of Walker Die Casting in 2020 that did not reoccur in 2021, partially offset by $4 million of proceeds from technology-related investments in 2021.

Cash used for financing activities

Financing activities for the year ended December 31, 2021 used $604 million of cash compared to $335 million for the year ended December 31, 2020. The increase was principally driven by $288 million of increased stock repurchases under the Repurchase Program and $3 million of increased dividend payments, partially offset by payments related to long-term debt refinancing in 2020 that did not reoccur in 2021.

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

Revenue Recognition

Revenue recognition contains uncertainties because it requires management to make assumptions and to apply judgment to estimate the amount of sales incentives and provision for government price reductions. Distributor and customer sales incentives, consisting of allowances and other rebates, are estimated at the time of sale based upon history and experience and are recorded as a reduction to net sales. Incentive programs are generally product specific or region specific. Some factors used in estimating the cost of incentives include the number of transmissions that will be affected by the incentive program and the rate of acceptance of any incentive program. If the actual number of affected transmissions differs from this estimate, or if a different mix of incentives is actually paid, the impact on net sales would be recorded in the period that the change was identified. Assuming our current mix of sales incentives, a 10% change in sales incentives would correspondingly change our earnings by approximately $9 million.

Under terms of certain previous U.S. government contracts, there were price reduction clauses and provisions for potential price reductions which are estimated at the time of sale based upon history and experience, and finalized after completion of U.S. government audits. Given our current price reduction reserve for government contracts, a 10% adjustment in our price reduction reserve would correspondingly change our earnings by approximately $6 million. Since 2014, Allison contracts with the U.S. Government have generally been firm, fixed price contracts and therefore have not required re-calculation of pricing based on cost principles.

Further information is provided in "NOTE 2. Summary of Significant Accounting Policies” of Notes to Consolidated Financial Statements included in Part II, Item 8., of this Annual Report on Form 10-K.

Goodwill and Other Intangible Assets

We have elected to perform our annual impairment tests for goodwill and indefinite lived intangible assets on October 31 of every year using a multi-step impairment test. In Step 0, we have the option to evaluate various qualitative factors to determine the likelihood of impairment. If we determine that the fair value is more likely than not less than the carrying value, then we are required to perform Step 1. If we do not elect to perform Step 0, we can voluntarily proceed directly to Step 1. In Step 1, we perform a quantitative analysis to compare the fair value to our carrying value. If the fair value exceeds the carrying value, no impairment is recorded, and we are not required to perform further testing. If the carrying value exceeds fair value, we would record an impairment loss equal to the difference.

A qualitative assessment contains uncertainties because it requires management to make assumptions and to apply judgment to assess business changes, economic outlook, financial trends and forecasts, growth rates, credit ratings, equity ratings, discount rates, industry data and other relevant qualitative factors.

A quantitative analysis contains uncertainties because it is performed utilizing a discounted cash flow model which includes key assumptions, such as financial forecasts; net sales growth derived from market information, industry reports, marketing programs and future new product introductions; operating margin improvements derived from cost reduction programs and fixed cost leverage driven by higher sales volumes; and a risk-adjusted discount rate.

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

Goodwill impairment testing for 2021 was performed using the Step 0 analysis by assessing certain qualitative trends and factors. These trends and factors were compared to, and based on, the assumptions used in prior years. After reviewing the various qualitative factors mentioned above, our 2021 annual goodwill impairment test indicated that the fair value for the reporting unit more likely than not exceeded its carrying value, indicating no impairment.

Other intangible assets have both indefinite and finite useful lives. Intangible assets with indefinite useful lives are not amortized but are tested annually for impairment, or more often if events or circumstances change that could cause intangible assets with indefinite useful lives to become impaired. After reviewing the various qualitative factors mentioned above, our annual 2021 indefinite lived intangible assets impairment tests, as of October 31, 2021, indicated that the fair value of our indefinite lived intangible assets more likely than not exceeded their respective carrying values, indicating no impairment.

Intangible assets with finite lives are amortized over their estimated useful lives and reviewed for impairment when circumstances change that would create a triggering event. Customer relationships are amortized over the life in which expected benefits are to be consumed. The other remaining finite life intangibles are amortized on a straight-line basis over their useful lives. We evaluate the remaining useful life of the other intangible assets on a periodic basis to determine whether events or circumstances warrant a revision to the remaining useful life. Assumptions and estimates about future values and remaining useful lives of our intangible and other long-lived assets are complex and subjective. Such assumptions and estimates can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors, such as changes in our business strategy and internal forecasts. Although management believes the historical assumptions and estimates are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. Further information is provided in "NOTE 6. Goodwill and Other Intangible Assets” of Notes to Consolidated Financial Statements included in Part II, Item 8., of this Annual Report on Form 10-K.

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

Warranty

Provisions for estimated expenses related to product warranties are made at the time products are sold. Warranty claims arise when a transmission fails while in service during the relevant warranty period. The warranty reserve is adjusted in Selling, general and administrative expense based on our current and historical warranty claims paid and associated repair costs. These estimates are established using historical information including the nature, frequency, and average cost of warranty claims and are adjusted as actual information becomes available. From time to time, we may initiate a specific field action program. As a result of the uncertainty surrounding the nature and frequency of specific field action programs, the liability for such programs is recorded when we commit to an action. We review and assess the liability for these programs on a quarterly basis. We also assess our ability to recover certain costs from our suppliers and record a receivable from the supplier when we believe a recovery is probable. Warranty costs may differ from those estimated if actual claim rates are higher or lower than our historical rates. Further information is provided in "NOTE 10. Product Warranty Liabilities” of Notes to Consolidated Financial Statements included in Part II, Item 8., of this Annual Report on Form 10-K which contains a summary of the activity in our warranty liability account for 2021, 2020 and 2019, including adjustments to pre-existing warranties.

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

A change in the discount rate can have a significant impact on determining our benefit obligations. Our current discount rate is determined by matching the plans’ projected cash flows to a yield curve based on long-term, fixed income debt instruments available as of the measurement date of December 31, 2021. The effect of a one percentage point decrease in the assumed discount rate would result in an increase in the December 31, 2021 defined benefit pension plans obligation of approximately $27 million. Similarly, a one percentage point decrease in the assumed discount rate would result in an increase in the December 31, 2021 OPEB obligation of approximately $15 million.

Further information is provided in "NOTE 15. Employee Benefit Plans” of Notes to Consolidated Financial Statements included in Part II, Item 8., of this Annual Report on Form 10-K, which contains our review on various actuarial assumptions.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The future tax benefits associated with operating loss and tax credit carryforwards are recognized as deferred tax assets. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. When releasing income tax effects from accumulated other comprehensive loss, we utilize the portfolio securities approach.

As of December 31, 2021, our U.S. federal income tax deductions related to our intangible assets were approximately $330 million in 2021 and are expected to be approximately $197 million in 2022 and approximately $10 million annually through 2034. Excluding our intangible asset deductions, our expected tax payments would have increased by approximately $77 million for the year ended December 31, 2021.

The need to establish a valuation allowance against the deferred tax assets is assessed at least quarterly based on a more-likely-than-not realization threshold, in accordance with the FASB authoritative accounting guidance on income taxes. Appropriate consideration is given to all positive and negative evidence related to that realization. This assessment considers, among other matters, the nature, frequency and severity of recent losses, forecasts of future profitability, the duration of statutory carryforward periods, and experience with tax attributes expiring unused and tax planning alternatives. The weight given to these considerations depends upon the degree to which they can be objectively verified.

Further information on income taxes is provided in "NOTE 16. Income Taxes” of Notes to Consolidated Financial Statements included in Part II, Item 8., of this Annual Report on Form 10-K.

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

Recently Adopted Accounting Pronouncements

Refer to "NOTE 2. Summary of Significant Accounting Policies” in Part II, Item 8., of this Annual Report on Form 10-K.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk consists of changes in interest rates, foreign currency rate fluctuations and movements in commodity prices.

Interest Rate Risk

We are subject to interest rate market risk in connection with a portion of our long-term debt. Our principal interest rate exposure relates to outstanding amounts under our Senior Secured Credit Facility. Our Senior Secured Credit Facility provides for variable rate borrowings of up to $650 million including $645 million under our Revolving Credit Facility, net of $5 million of letters of credit. A one-eighth percent increase or decrease in assumed interest rates for the Senior Secured Credit Facility, if fully drawn as of December 31, 2021, would have an impact of approximately $1 million on interest expense. As of December 31, 2021, we had no outstanding borrowings against the Revolving Credit Facility.

From time to time, we enter into interest rate swap agreements to hedge the risk associated with our variable interest rate debt. As of December 31, 2021, we held interest rate swaps effective from (i) September 2019 to September 2022 with notional values totaling $250 million and a weighted average London Interbank Offered Rate (“LIBOR”) fixed rate of 3.01%, (ii) September 2019 to September 2025 with notional values totaling $250 million and a weighted average LIBOR fixed rate of 3.04% and (iii) September 2022 to September 2025 with notional values totaling $250 million and a weighted average LIBOR fixed rate of 2.82%.

Refer to "NOTE 8. Debt” and "NOTE 9. Derivatives” of Notes to Consolidated Financial Statements included in Part II, Item 8., of this Annual Report on Form 10-K.

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

Assuming current levels of foreign currency transactions, a 10% aggregate increase or decrease in the Chinese Yuan Renminbi, Euro, Indian Rupee, and Japanese Yen would correspondingly change our earnings, net of tax, by an estimated $4 million per year. We believe other exposure to foreign currencies is immaterial.

Commodity Price Risk

We are subject to changes in our cost of sales caused by movements in underlying commodity prices. As of December 31, 2021, approximately 68% of our cost of sales consists of purchased components with significant raw material content. A substantial portion of the purchased parts are made of aluminum and steel. The cost of aluminum parts includes an adjustment factor on future purchases for fluctuations in aluminum prices based on accepted industry indices. In addition, a substantial amount of steel-based contracts also includes an index-based component. As our costs change, we are able to pass through a portion of the changes in commodity prices to certain of our customers according to our LTAs. We historically have not entered into long-term purchase contracts related to the purchase of aluminum and steel.

Assuming current levels of commodity purchases, a 10% variation in the price of aluminum and steel would correspondingly change our earnings by approximately $6 million and $11 million per year, respectively.

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

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Allison Transmission Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Allison Transmission Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Product Warranty Liabilities

As described in Notes 2 and 10 to the consolidated financial statements, the Company’s consolidated product warranty liability balance was $53 million as of December 31, 2021. Management makes provisions for the estimated product warranty liabilities at the time the products are sold. These estimates are established using historical information including the nature, frequency, and average cost of warranty claims and are adjusted as actual information becomes available.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s process for developing the estimate, significant assumptions, and inputs used to estimate product warranty liabilities. These procedures also included, among others, (i) testing the completeness and accuracy of historical warranty claims data used in the estimate and (ii) professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of the frequency and average cost of warranty claims assumptions.

/s/ PricewaterhouseCoopers LLP

Indianapolis, Indiana

February 17, 2022

We have served as the Company’s auditor since 2008.

Allison Transmission Holdings, Inc.

Consolidated Balance Sheets

(dollars in millions, except share data)

	December 31, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$127	$310
Accounts receivable - net of allowance for doubtful accounts of $3 and $1, respectively	301	228
Inventories	204	181
Other current assets	39	37
Total Current Assets	671	756
Property, plant and equipment, net	706	638
Intangible assets, net	917	963
Goodwill	2,064	2,064
Marketable securities	46	—
Other non-current assets	53	56
TOTAL ASSETS	$4,457	$4,477
LIABILITIES
Current Liabilities
Accounts payable	$179	$157
Product warranty liability	33	36
Current portion of long-term debt	6	6
Deferred revenue	37	34
Other current liabilities	204	140
Total Current Liabilities	459	373
Product warranty liability	20	30
Deferred revenue	99	109
Long-term debt	2,504	2,507
Deferred income taxes	514	442
Other non-current liabilities	227	260
TOTAL LIABILITIES	3,823	3,721
Commitments and Contingencies (see NOTE 18)
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 1,880,000,000 shares authorized, 99,262,951 shares issued and outstanding and 112,033,477 shares issued and outstanding, respectively	1	1
Non-voting common stock, $0.01 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Paid in capital	1,832	1,818
Accumulated deficit	(1,126)	(974)
Accumulated other comprehensive loss, net of tax	(73)	(89)
TOTAL STOCKHOLDERS’ EQUITY	634	756
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$4,457	$4,477

The accompanying notes are an integral part of the consolidated financial statements.

Allison Transmission Holdings, Inc.

Consolidated Statements of Comprehensive Income

(dollars in millions, except per share data)

	Years ended December 31,
	2021	2020	2019
Net sales	$2,402	$2,081	$2,698
Cost of sales	1,257	1,083	1,304
Gross profit	1,145	998	1,394
Selling, general and administrative	305	317	356
Engineering — research and development	171	147	154
Environmental remediation	—	—	(8)
Operating income	669	534	892
Interest expense, net	(116)	(137)	(134)
Other income (expense), net	19	(4)	10
Income before income taxes	572	393	768
Income tax expense	(130)	(94)	(164)
Net income	$442	$299	$604
Basic earnings per share attributable to common stockholders	$4.13	$2.62	$4.95
Diluted earnings per share attributable to common stockholders	$4.13	$2.62	$4.91
Other comprehensive income (loss), net of tax:
Available-for-sale securities and interest rate swaps	22	(20)	(19)
Pension and OPEB liability adjustment	2	(27)	—
Foreign currency translation	(8)	10	(3)
Total other comprehensive income (loss), net of tax	16	(37)	(22)
Comprehensive income, net of tax	$458	$262	$582

The accompanying notes are an integral part of the consolidated financial statements.

Allison Transmission Holdings, Inc.

Consolidated Statements of Cash Flows

(dollars in millions)

	Years ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$442	$299	$604
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	104	96	81
Deferred income taxes	64	69	65
Amortization of intangible assets	46	52	86
Stock-based compensation	14	17	13
Amortization of deferred financing costs	4	4	5
Unrealized gain on marketable securities	(4)	—	—
Technology-related investments gain	(3)	—	—
Expenses related to long-term debt refinancing	—	19	5
Other	—	3	3
Changes in assets and liabilities:
Accounts receivable	(78)	28	37
Inventories	(26)	21	(11)
Accounts payable	24	(4)	(25)
Other assets and liabilities	48	(43)	(16)
Net cash provided by operating activities	635	561	847
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of long-lived assets	(175)	(115)	(172)
Investment in marketable securities	(41)	—	—
Loans to third parties	(12)	—	—
Repayments from loans to third parties	12	—	—
Investments in technology-related initiatives	4	—	(1)
Business acquisitions	—	4	(232)
Net cash used for investing activities	(212)	(111)	(405)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(513)	(225)	(393)
Dividend payments	(81)	(78)	(73)
Payments on long-term debt	(7)	(1,019)	(1,151)
Payment of acquisition-related contingent liability	(3)	(3)	—
Taxes paid related to net share settlement of equity awards	(3)	(2)	(4)
Proceeds from exercise of stock options	3	2	5
Issuance of long-term debt	—	1,000	1,148
Repayments on revolving credit facility	—	(800)	(90)
Borrowings on revolving credit facility	—	800	90
Debt financing fees	—	(10)	(12)
Net cash used for financing activities	(604)	(335)	(480)
Effect of exchange rate changes on cash	(2)	3	(1)
Net (decrease) increase in cash and cash equivalents	(183)	118	(39)
Cash and cash equivalents at beginning of period	310	192	231
Cash and cash equivalents at end of period	$127	$310	$192
Supplemental disclosures:
Interest paid	$103	$136	$125
Income taxes paid	$60	$26	$89

The accompanying notes are an integral part of the consolidated financial statements.

Allison Transmission Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

(dollars in millions)

	Common Stock	Non- voting Common Stock	Preferred Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, net of tax	Stockholders’ Equity
Balance at December 31, 2018	$1	$—	$—	$1,788	$(1,100)	$(30)	$659
Stock-based compensation	—	—	—	13	—	—	13
Foreign currency translation adjustment	—	—	—	—	—	(3)	(3)
Available-for-sale securities and interest rate swaps	—	—	—	—	—	(19)	(19)
Issuance of common stock	—	—	—	1	—	—	1
Repurchase of common stock	—	—	—	—	(393)	—	(393)
Dividends on common stock	—	—	—	—	(73)	—	(73)
Impact of adopting accounting standards	—	—	—	—	(8)	—	(8)
Net income	—	—	—	—	604	—	604
Balance at December 31, 2019	$1	$—	$—	$1,802	$(970)	$(52)	$781
Stock-based compensation	—	—	—	17	—	—	17
Pension and OPEB liability adjustment	—	—	—	—	—	(27)	(27)
Foreign currency translation adjustment	—	—	—	—	—	10	10
Interest rate swaps	—	—	—	—	—	(20)	(20)
Issuance of common stock	—	—	—	(1)	—	—	(1)
Repurchase of common stock	—	—	—	—	(225)	—	(225)
Dividends on common stock	—	—	—	—	(78)	—	(78)
Net income	—	—	—	—	299	—	299
Balance at December 31, 2020	$1	$—	$—	$1,818	$(974)	$(89)	$756
Stock-based compensation	—	—	—	14	—	—	14
Pension and OPEB liability adjustment	—	—	—	—	—	2	2
Foreign currency translation adjustment	—	—	—	—	—	(8)	(8)
Interest rate swaps	—	—	—	—	—	22	22
Repurchase of common stock	—	—	—	—	(513)	—	(513)
Dividends on common stock	—	—	—	—	(81)	—	(81)
Net income	—	—	—	—	442	—	442
Balance at December 31, 2021	$1	$—	$—	$1,832	$(1,126)	$(73)	$634

The accompanying notes are an integral part of the consolidated financial statements.

Allison Transmission Holdings, Inc.

Notes to Consolidated Financial Statements

NOTE 1. OVERVIEW

Overview

Throughout 2021, the COVID-19 pandemic continued to cause supply chain, labor and raw material constraints that created volatility in Allison Transmission Holdings, Inc. and its subsidiaries' (“Allison,” or the “Company”) business performance and impacted global markets and supply chains. As a result, the Company experienced, and expect to continue to experience, raw material and component part price inflation, increased freight and logistics costs and increased overtime expense as a result of labor shortages. In addition, despite increased customer demand the Company's net sales for 2021 were negatively impacted as a result of its customers’ inability to secure components from the broader commercial vehicle supply base which resulted in reduced commercial vehicle build schedules.

To limit the spread of COVID-19, governments continue to take various actions including the administration or mandate of vaccinations, travel bans and restrictions, quarantines, curfews, stay-at-home orders, social distancing guidelines and business shutdowns and closures. The Company is also continuing to take a variety of measures to promote the safety and security of its employees and to maintain operations with as minimal impact as possible to its stakeholders, and as a result, the Company has been able to continue its manufacturing operations and deliver its products to customers

The Company designs and manufactures vehicle propulsion solutions, including commercial-duty on-highway, off-highway and defense fully automatic transmissions and electric hybrid and fully electric systems. The business was founded in 1915 and has been headquartered in Indianapolis, Indiana since inception. Allison trades on the New York Stock Exchange under the symbol, “ALSN”.

The Company has approximately 3,400 employees. Although approximately 76% of revenues were generated in North America in 2021, the Company has a global presence by serving customers in Asia, Europe, South America and Africa. The Company serves customers through an independent network of approximately 1,400 independent distributor and dealer locations worldwide.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Estimates include, but are not limited to, sales allowances, government price adjustments, fair market values and future cash flows associated with goodwill, indefinite life intangibles, definite life intangibles, long-lived asset impairment tests, useful lives for depreciation and amortization, warranty liabilities, core deposit liabilities, environmental liabilities, determination of discount rate and other assumptions for pension and other post-retirement benefits (“OPEB”) expense, determination of discount rate and period for leases, income taxes and deferred tax valuation allowances, derivative valuation, assumptions for business combinations and contingencies. The Company’s accounting policies involve the application of judgments and assumptions made by management that include inherent risks and uncertainties. Due to the continued uncertainty related to the ongoing COVID-19 pandemic, actual results could differ materially from these estimates and assumptions used in preparation of the financial statements including, but not limited to, future cash flows associated with goodwill, indefinite life intangibles, definite life intangibles, long-lived impairment tests, determination of discount rate and other assumptions for pension and OPEB expense and income taxes. Changes in estimates are recorded in results of operations in the period that the events or circumstances giving rise to such changes occur.

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

Investments

Investments in equity securities with a readily determinable fair value, not accounted for under the equity method, are recorded at that value with unrealized gains and losses included in earnings. For equity securities without a readily determinable fair value, the investment is recorded at cost, less any impairment, plus or minus adjustments related to observable transactions for the same or similar securities, with unrealized gains and losses included in earnings. The Company's investments in equity securities had a readily determinable fair value and were recorded at fair value with unrealized gains and losses included in Other income (expense), net. See "NOTE 7. Fair Value of Financial Instruments" for more details.

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

Goodwill and Other Intangible Assets

The Company has elected to perform its annual impairment tests for goodwill and indefinite lived intangible assets on October 31 of every year using a multi-step impairment test. In Step 0, the Company has the option to evaluate various qualitative factors to determine the likelihood of impairment. If the Company determines that the fair value is more likely than not less than the carrying value, then it is required to perform Step 1. If the Company does not elect to perform Step 0, it can voluntarily proceed directly to Step 1. In Step 1, the Company performs a quantitative analysis to compare the fair value to its carrying value. If the fair value exceeds the carrying value, no impairment is recorded, and the Company is not required to perform further testing. If the carrying value exceeds fair value, the Company would record an impairment loss equal to the difference.

A qualitative assessment contains uncertainties because it requires management to make assumptions and to apply judgment to assess business changes, economic outlook, financial trends and forecasts, growth rates, credit ratings, equity ratings, discount rates, industry data and other relevant qualitative factors.

A quantitative analysis contains uncertainties because it is performed utilizing a discounted cash flow model which includes key assumptions, such as financial forecasts; net sales growth derived from market information, industry reports, marketing programs and future new product introductions; operating margin improvements derived from cost reduction programs and fixed cost leverage driven by higher sales volumes; and a risk-adjusted discount rate.

Goodwill represents the excess of purchase price paid over the fair value of net assets acquired. In accordance with the FASB’s authoritative accounting guidance on goodwill, the Company does not amortize goodwill but rather evaluates it for impairment on an annual basis, or more often if events or circumstances change that could cause goodwill to become impaired. Goodwill is tested for impairment at the reporting unit level, which is the same as the Company's one operating and reportable segment. The Company does not aggregate any components into its reporting unit.

Goodwill impairment testing for 2021 was performed using the Step 0 analysis by assessing certain qualitative trends and factors. These trends and factors were compared to, and based on, the assumptions used in prior years. After reviewing the various qualitative factors mentioned above, the Company's 2021 annual goodwill impairment test indicated that the fair value for the reporting unit more likely than not exceeded its carrying value, indicating no impairment.

Other intangible assets have both indefinite and finite useful lives. Intangible assets with indefinite useful lives are not amortized but are tested annually for impairment, or more often if events or circumstances change that could cause intangible assets with indefinite useful lives to become impaired. After reviewing the various qualitative factors mentioned above, the Company's annual 2021 indefinite lived intangible assets impairment tests, as of October 31, 2021, indicated that the fair value of its indefinite lived intangible assets more likely than not exceeded their respective carrying value, indicating no impairment.

Intangible assets with finite lives are amortized over their estimated useful lives and reviewed for impairment when circumstances change that would create a triggering event. Customer relationships are amortized over the life in which expected benefits are to be consumed. The other remaining finite life intangibles are amortized on a straight-line basis over their useful lives. The Company evaluates the remaining useful life of the other intangible assets on a periodic basis to determine whether events or circumstances warrant a revision to the remaining useful life. Assumptions and estimates about future values and remaining useful lives of the Company's intangible and other long-lived assets are complex and subjective. Such assumptions and estimates can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors, such as changes in the Company's business strategy and internal forecasts. Although management believes the historical assumptions and estimates are reasonable and appropriate, different assumptions and estimates could materially impact the Company's reported financial results. Further information is provided in "NOTE 6. Goodwill and Other Intangible Assets.”

Deferred Financing Costs

The debt issuance costs related to line-of-credit arrangements is presented as a component of other non-current assets. The debt issuance costs related to other types of debt instruments such as notes and loans are presented as a component of long-term debt. Deferred financing costs continue to be amortized over the life of the related debt using the effective interest method. Amortization of deferred financing costs is recorded as part of interest expense and totaled $4 million, $4 million and $5 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Financial Instruments

The Company’s cash equivalents are invested in U.S. government backed securities and recorded at fair value in the Consolidated Balance Sheets. The Company's marketable securities are carried at fair value on the Consolidated Balance Sheets. The Company’s financial derivative instruments, including interest rate swaps, are carried at fair value on the Consolidated Balance Sheets. Refer to "NOTE 7. Fair Value of Financial Instruments” for more detail. The Company’s long-term debt obligations are carried at historical amounts with the Company providing fair value disclosure in "NOTE 8. Debt”. The carrying values of accounts receivable and accounts payable approximate fair value due to their short-term nature.

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

Sales under U.S. government production contracts are recognized at the point in time when control passes to the customer, or when the U.S. government accepts the transmission and is able to direct its use in certain bill-and-hold arrangements. Deferred revenue arises from cash received in advance of the culmination of the earnings process and is recognized as revenue in future periods when the applicable revenue recognition criteria have been met. Under the terms of previous U.S. government contracts, there were certain price reduction clauses and provisions for potential price reductions which were estimated at the time of sale based upon the Company’s history and experience and were recorded as a reduction to Net sales. Potential reductions may be attributed to a change in projected sales volumes or plant efficiencies which impact overall costs. The Company had $56 million recorded in the price reduction reserve account as of each of December 31, 2021 and 2020.

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

The Company contracts with various third parties to provide engineering services. These services are recorded as Net sales in accordance with the terms of the contract. The saleable engineering recorded was $21 million, $16 million and $11 million for the years ended December 31, 2021, 2020 and 2019, respectively. The associated costs are recorded in Cost of sales.

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

Environmental

The Company accrues costs related to environmental matters when it is probable that the Company has incurred a liability related to a contaminated site and the costs can be reasonably estimated. For additional information, see "NOTE 18. Commitments and Contingencies”.

Foreign Currency Translation

Most of the Company’s subsidiaries outside the United States prepare financial statements in currencies other than the U.S. Dollar. The functional currency for all of these subsidiaries is the local currency, except for the Company’s Hong Kong and Middle East subsidiaries which currently use the U.S. Dollar as their functional currency. Balances are translated at period-end exchange rates for assets and liabilities and monthly weighted-average exchange rates for revenues and expenses. The translation gains and losses are stated as a component of

Accumulated Other Comprehensive Loss (“AOCL”) as disclosed in "NOTE 17. Accumulated Other Comprehensive Loss”.

Derivative Instruments

In the normal course of business, the Company is exposed to fluctuations in interest rates, foreign currency exchange rates, and commodity prices. The risk is managed through the use of financial derivative instruments, when appropriate. The Company has qualified for and elected hedge accounting treatment on interest rate swap contracts. As necessary, the Company adjusts the values of the derivative instruments for counter-party or credit risk. "NOTE 9. Derivatives” provides further information on the accounting treatment of the Company’s derivative instruments.

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

Stock-Based Compensation

In March 2015, the Company’s Board of Directors adopted, and in May 2015, the Company’s stockholders approved, the Allison Transmission Holdings, Inc. 2015 Equity Incentive Award Plan (“2015 Plan”), which became effective on May 14, 2015. Under the 2015 Plan, certain employees (including executive officers), consultants and directors are eligible to receive equity-based compensation, including non-qualified stock options, incentive stock options, restricted stock, dividend equivalents, stock payments, restricted stock units (“RSUs”), performance awards, stock appreciation rights and other equity-based awards, or any combination thereof. The 2015 Plan limits the aggregate number of shares of common stock available for issue to 15 million and will expire on, and no option or other equity award may be granted pursuant to the 2015 Plan after, the tenth anniversary of the date the 2015 Plan was approved by the Board of Directors.

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

RSUs were granted to certain employees and directors at fair market value on the date of grant. The restrictions lapse upon continued performance by the RSU holder on the vest date which generally occurs over one, two or three years. RSU incentive compensation expense recorded was $6 million, $6 million and $5 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Performance-based awards, including performance units, were granted to certain employees at fair value at the date of grant. The Company records the fair value of each performance-based award based on a Monte-Carlo pricing model. Performance-based award incentive compensation expense recorded was $5 million, $9 million and $6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Stock options were granted to certain employees at fair value on the date of grant using a Black-Scholes option pricing model. Stock option incentive compensation expense recorded was $3 million for the year ended December 31, 2021 and $2 million for each of the years ended December 31, 2020 and 2019.

Pension and Post-retirement Benefit Plans

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

Recently Adopted Accounting Pronouncements

In March 2020, the FASB issued authoritative accounting guidance regarding highly effective cash flow hedges affected by reference rate reform, which guidance was subsequently amended. The guidance allows the Company to continue to classify its interest rate hedges as highly effective subsequent to reference rate reform under certain circumstances. The Company adopted this guidance effective January 1, 2021 and will apply the guidance prospectively on all applicable transactions through December 31, 2022. Management expects to be able to elect the optional expedient within this guidance upon the Company’s transition from the London Interbank Offered Rate ("LIBOR") to an alternative reference rate. The election of the optional expedient is expected to allow for the continuation of the existing contract with no impact on the Company’s consolidated financial statements.

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

Recently Issued Accounting Pronouncements

In October 2021, the FASB issued authoritative accounting guidance that requires contract assets and contract liabilities acquired in a business combination to be recognized as if the acquirer originated the contracts. The guidance will be effective for the Company in fiscal year 2023, and the Company does not plan to early adopt. The guidance will be applied prospectively to acquisitions occurring on or after the effective date.

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

The Company may also use volume-based discounts and rebates as marketing incentives in the sales of both vehicle propulsion solutions and service parts, which are accounted for as variable consideration. The Company records the impact of the incentives as a reduction to revenue when it is determined that the adjustment is not likely to reverse, historically on a quarterly basis. The Company estimates the impact of all other incentives based on the related sales and market conditions in the end market vocation. The Company recorded no material adjustments based on variable consideration during either of the years ended December 31, 2021 and 2020.

Net sales are made on credit terms, generally 30 days, based on an assessment of the customer’s creditworthiness. For certain goods or services, the Company receives consideration prior to satisfying the related performance obligation. Such consideration is recorded as a contract liability in current and non-current deferred revenue as of December 31, 2021 and December 31, 2020. See "NOTE 11. Deferred Revenue” for more information including the amount of revenue earned during the year ended December 31, 2021 that had been previously deferred. The Company had no material contract assets as of either December 31, 2021 and 2020.

The Company has one operating segment and reportable segment. The Company is in one line of business, which is the manufacture and distribution of vehicle propulsion solutions. The following presents disaggregated revenue by categories that best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors (dollars in millions):

	Year ended December 31, 2021	Year ended December 31, 2020
North America On-Highway	$1,177	$1,081
North America Off-Highway	58	13
Defense	186	182
Outside North America On-Highway	381	280
Outside North America Off-Highway	83	61
Service Parts, Support Equipment and Other	517	464
Total Net Sales	$2,402	$2,081

Disaggregated revenue by end market is further described as follows:

North America On-Highway

Revenue from the North America On-Highway end market is driven by the sale of propulsion solutions to original equipment manufacturers (“OEMs”), distributors and dealers that install the product into Class 4-5, Class 6-7 and Class 8 straight trucks, Class 8 day cab tractors, conventional transit, shuttle and coach buses, school buses and motorhome applications. Revenue is recognized at the point in time when control passes to the customer, which is based on shipping terms when the order is fulfilled by the Company.

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

Defense

Revenue from the Defense end market is driven by sales of propulsion solutions to the U.S. Government or its contractors and sales to certain government contractors outside of the U.S. for use in both wheeled and tracked defense vehicle applications. Revenue is recognized at the point in time when control passes to the customer, which is based on shipping terms when the order is fulfilled by the Company.

Periodically, the Company and the U.S. Government will enter into a bill-and-hold arrangement where a completed transmission physically remains at the Company’s facility at the request of the U.S. Government. Revenue is recognized at the point in time when it is determined that the U.S. Government accepts the transmission and is able to direct its use.

Outside North America On-Highway

Revenue from the Outside North America On-Highway end market is driven by the sale of propulsion solutions to OEMs and distributors that produce vehicles for commercial users in medium- and heavy-duty applications. Revenue is recognized at the point in time when control passes to the customer, which is based on shipping terms when the order is fulfilled by the Company.

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

Service Parts, Support Equipment and Other

Revenue from the Service Parts, Support Equipment and Other end market is primarily derived from the sale of transmission parts and fluid purchased for the normal maintenance and repair needs of products in service, the sale of aluminum die cast components purchased as original parts and the sale of ETC contracts which extend the warranty coverages of propulsion solutions beyond the standard warranty period.

Revenue is recognized on sales of service parts, support equipment and aluminum die cast components at the point in time when control passes to the customer, which is based on shipping terms when the order is fulfilled by the Company.

Revenue from the sale of ETC contracts is recognized ratably over the time period that corresponds with the period of coverage, as the Company has determined this method best depicts the progress towards satisfaction of its performance obligation. ETC contracts are sold in one- to five-year durations within the North America On-Highway, Outside North America On-Highway, North America Off-Highway and Outside North America Off-Highway end markets. The ETC contract period begins when the standard warranty coverage period ends. All consideration allocated to an ETC performance obligation is initially deferred until the coverage period begins.

NOTE 4. INVENTORIES

Inventories consisted of the following components (dollars in millions):

	December 31, 2021	December 31, 2020
Purchased parts and raw materials	$101	$88
Work in progress	8	15
Service parts	44	43
Finished goods	51	35
Total inventories	$204	$181

Inventory components shipped to third parties, primarily cores, parts to re-manufacturers, and parts to contract manufacturers, which the Company has an obligation to buy back, are included in purchased parts and raw materials, with an offsetting liability in other current liabilities. See "NOTE 14. Other Current Liabilities” for more information.

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

The cost and accumulated depreciation of property, plant and equipment are as follows (dollars in millions):

	December 31, 2021	December 31, 2020
Land and land improvements	$27	$26
Buildings and building improvements	492	423
Machinery and equipment	795	783
Software	188	175
Special tooling	243	223
Construction in progress	83	54
Total property, plant and equipment	1,828	1,684
Accumulated depreciation	(1,122)	(1,046)
Property, plant and equipment, net	$706	$638

Depreciation of property, plant and equipment was $104 million, $96 million and $81 million for the years ended December 31, 2021, 2020 and 2019, respectively.

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS

As of each of December 31, 2021 and 2020, the carrying amount of the Company’s Goodwill was $2,064 million.

The following presents a summary of other intangible assets (dollars in millions):

	December 31, 2021			December 31, 2020
	Intangible assets, gross	Accumulated amortization	Intangible assets, net	Intangible assets, gross	Accumulated amortization	Intangible assets, net
Other intangible assets:
Trade name	$791	$—	$791	$791	$—	$791
In process research and development	25	—	25	25	—	25
Customer relationships – commercial	839	(751)	88	839	(708)	131
Proprietary technology	478	(477)	1	478	(477)	1
Customer relationships – defense	62	(50)	12	62	(47)	15
Total	$2,195	$(1,278)	$917	$2,195	$(1,232)	$963

Amortization of intangible assets was $46 million, $52 million and $86 million for the years ended December 31, 2021, 2020 and 2019, respectively.

As of December 31, 2021 and 2020, the net carrying value of the Company’s Goodwill and Other intangible assets, net was $2,981 million and $3,027 million, respectively. The Company’s 2021 annual goodwill impairment test indicated that the fair value of the reporting unit more likely than not exceeded its carrying value, indicating no impairment. The Company's 2021 annual indefinite lived intangible assets impairment test indicated that the fair value of the Company’s indefinite lived intangible assets more likely than not exceeded their carrying value, indicating no impairment.

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

Level 3 — Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At each balance sheet date, the Company performs an analysis of all instruments subject to authoritative accounting guidance and includes, in Level 3, all of those whose fair value is based on significant unobservable inputs. As of December 31, 2021 and 2020, the Company did not have any Level 3 financial assets or liabilities.

The Company’s assets and liabilities that are measured at fair value include cash equivalents, marketable securities, derivative instruments, assets held in a rabbi trust and a deferred compensation obligation. The Company’s cash equivalents consist of short-term U.S. government backed securities. The Company's marketable securities consist of publicly traded stock of Jing-Jin Electric Technologies Co. Ltd., which has a readily determinable fair value. The Company’s derivative instruments consist of interest rate swaps. The Company’s assets held in the rabbi trust consist principally of publicly available mutual funds and target date retirement funds. The Company’s deferred compensation obligation is directly related to the fair value of assets held in the rabbi trust.

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

The Company uses valuations from the issuing financial institutions for the fair value measurement of interest rate swaps. The floating-to-fixed interest rate swaps are based on LIBOR which is observable at commonly quoted intervals. The fair values are included in other current and non-current assets and liabilities in the Consolidated Balance Sheets.

The following table summarizes the fair value of the Company’s financial assets and (liabilities) as of December 31, 2021 and 2020 (dollars in millions):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		TOTAL
	2021	2020	2021	2020	2021	2020
Cash equivalents	$—	$160	$—	$—	$—	$160
Marketable securities	46	—	—	—	46	—
Derivative liabilities, net	—	—	(31)	(60)	(31)	(60)
Rabbi trust assets	19	17	—	—	19	17
Deferred compensation obligation	(19)	(17)	—	—	(19)	(17)
Total	$46	$160	$(31)	$(60)	$15	$100

NOTE 8. DEBT

Long-term debt and maturities are as follows (dollars in millions):

	December 31, 2021	December 31, 2020
Long-term debt:
Senior Secured Credit Facility Term Loan, variable, due 2026	$631	$638
Senior Notes, fixed 4.75%, due 2027	400	400
Senior Notes, fixed 5.875%, due 2029	500	500
Senior Notes, fixed 3.75%, due 2031	1,000	1,000
Total long-term debt	$2,531	$2,538
Less: current maturities of long-term debt	6	6
deferred financing costs, net (see NOTE 2)	21	25
Total long-term debt, net	$2,504	$2,507

Principal payments required on long-term debt during the next five years are as follows:

(dollars in millions)	2022	2023	2024	2025	2026
Payments	$6	$6	$6	$6	$607

As of December 31, 2021, the Company had $2,531 million of indebtedness associated with Allison Transmission, Inc.’s (“ATI”), the Company’s wholly-owned subsidiary, ATI’s 4.75% Senior Notes due October 2027 (“4.75% Senior Notes”), ATI’s 5.875% Senior Notes due June 2029 (“5.875% Senior Notes”), ATI’s 3.75% Senior Notes due January 2031 (“3.75% Senior Notes” and, together with the 4.75% Senior Notes and 5.875% Senior Notes, the “Senior Notes”) and the Second Amended and Restated Credit Agreement dated as of March 29, 2019, as amended (the “Credit Agreement”), governing ATI’s term loan facility in the amount of $631 million due March 2026 (“Term Loan”) and ATI’s revolving credit facility with commitments in the amount of $650 million due September 2025 (“Revolving Credit Facility” and, together with the Term Loan, the “Senior Secured Credit Facility”).

The fair value of the Company’s long-term debt obligations as of December 31, 2021 was $2,568 million. The fair value is based on quoted Level 2 market prices of the Company’s debt as of December 31, 2021. It is not expected that the Company would be able to repurchase a significant amount of its debt at these levels. The difference between the fair value and carrying value of the long-term debt is driven primarily by trends in the financial markets.

Senior Secured Credit Facility

In March 2019, the Company and ATI entered into the Credit Agreement to reduce the commitments under the prior term loan due 2022 (“Prior Term Loan”) by $500 million and increase the commitments under the prior $550 million revolving credit facility due 2021 (“Prior Revolving Credit Facility” and, together with the Prior Term Loan, the “Prior Senior Secured Credit Facility”) by $50 million. The Senior Secured Credit Facility also extended the maturity of the Prior Term Loan from 2022 to 2026 and extended the Prior Revolving Credit Facility termination date from 2021 to 2024. The Senior Secured Credit Facility replaced the Prior Senior Secured Credit Facility, including the Prior Term Loan and Prior Revolving Credit Facility, on March 29, 2019. The Credit Agreement was treated as a modification to the Prior Senior Secured Credit Facility under GAAP, and thus the Company expensed $5 million of prior deferred financing fees and $1 million of related third party fees in the Consolidated Statement of Comprehensive Income for the year ended December 31, 2019 and recorded $5 million as new deferred financing fees in the Consolidated Balance Sheet in the first quarter of 2019.

In October 2019, the Company and ATI entered into an amendment to the Credit Agreement with the Term Loan lenders under its Senior Secured Credit Facility to lower the applicable margins on the Term Loan by 0.25%. The October 2019 amendment was treated as a modification to the Senior Secured Credit Facility under GAAP.

In November 2020, the Company and ATI entered into an amendment to the Credit Agreement to increase the commitments under the Revolving Credit Facility by $50 million to $650 million. The amendment also extended the Revolving Credit Facility termination date from September 2024 to September 2025.

The borrowings under the Senior Secured Credit Facility are collateralized by a lien on substantially all assets of the Company, ATI and each of the existing and future U.S. subsidiary guarantors, with certain exceptions set forth in the Credit Agreement, and ATI’s capital stock and all of the capital stock or other equity interests held by the Company, ATI and each of ATI’s existing and future U.S. subsidiary guarantors (subject to certain limitations for equity interest of foreign subsidiaries and other exceptions set forth in the Credit Agreement). Interest on the Term Loan, as of December 31, 2021, is either (a) 1.75% over a LIBOR rate on deposits in U.S. dollars for one-, two-, three- or six-month periods (or twelve-month or shorter periods if, at the time of the borrowing, available from all relevant lenders) (the "LIBOR Rate"), or (b) 0.75% over the greater of the prime lending rate as quoted by the administrative agent, the LIBOR Rate for an interest period of one month plus 1.00% and the federal funds effective rate published by the Federal Reserve Bank of New York plus 0.50%, subject to a 1.00% floor (the "Base Rate"). As of December 31, 2021, the Company elected to pay the lowest all-in rate of LIBOR plus the applicable margin, or 1.85%, on the Term Loan. The Credit Agreement requires minimum quarterly principal payments on the Term Loan starting with the fiscal quarter which ended September 30, 2019, as well as prepayments from certain net cash proceeds of non-ordinary course asset sales and casualty and condemnation events, the incurrence of certain debt and from a percentage of excess cash flow, if applicable. The minimum required quarterly principal payment on the Term Loan through its maturity date of March 2026 is $2 million. As of December 31, 2021, there had been no payments required for certain net cash proceeds of non-ordinary course asset sales and casualty and condemnation events. The remaining principal balance is due upon maturity.

The Senior Secured Credit Facility also provides a Revolving Credit Facility, net of an allowance for up to $75 million in outstanding letters of credit commitments. As of December 31, 2021, the Company had $645 million available under the Revolving Credit Facility, net of $5 million in letters of credit. Borrowings under the Revolving Credit Facility bear interest at a variable base rate plus an applicable margin based on the Company’s first lien net leverage ratio. When the Company’s first lien net leverage ratio is above 4.00x, interest on the Revolving Credit Facility is (a) 0.75% over the Base Rate or (b) 1.75% over the LIBOR Rate; when the Company’s first lien net leverage ratio is equal to or less than 4.00x and above 3.50x, interest on the Revolving Credit Facility is (i) 0.50% over the Base Rate or (ii) 1.50% over the LIBOR Rate; and when the Company’s first lien net leverage ratio is equal to or below 3.50x, interest on the Revolving Credit Facility is (y) 0.25% over the Base Rate or (z) 1.25% over the

LIBOR Rate. As of December 31, 2021, the applicable margin for the Revolving Credit Facility was 1.25%. In addition, there is an annual commitment fee, based on the Company’s first lien net leverage ratio, on the average unused revolving credit borrowings available under the Revolving Credit Facility. As of December 31, 2021, the commitment fee is 0.25%. Borrowings under the Revolving Credit Facility are payable at the option of the Company throughout the term of the Senior Secured Credit Facility with the balance due in September 2025.

The Senior Secured Credit Facility requires the Company to maintain a specified maximum first lien net leverage ratio of 5.50x when revolving loan commitments remain outstanding on the Revolving Credit Facility at the end of a fiscal quarter. As of December 31, 2021, the Company had no amounts outstanding under the Revolving Credit Facility; however, the Company would have been in compliance with the maximum first lien net leverage ratio, achieving a 0.60x ratio. Additionally, within the terms of the Senior Secured Credit Facility, a first lien net leverage ratio at or below 4.00x results in the elimination of excess cash flow payments on the Senior Secured Credit Facility for the applicable year.

In addition, the Credit Agreement, among other things, includes customary restrictions (subject to certain exceptions) on the Company’s ability to incur certain indebtedness, grant certain liens, make certain investments, engage in acquisitions, consolidations and mergers, declare or pay certain dividends or repurchase shares of the Company’s common stock. As of December 31, 2021, the Company was in compliance with all covenants under the Credit Agreement.

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

The 4.75% Senior Notes are unsecured and are guaranteed by each of ATI’s domestic subsidiaries that is a borrower under or guarantees the Senior Secured Credit Facility and are unconditionally guaranteed, jointly and severally, by any of ATI’s future domestic subsidiaries that are borrowers under or guarantee the Senior Secured Credit Facility. None of ATI’s domestic subsidiaries currently guarantee its obligations under the Senior Secured Credit Facility, and therefore none of ATI’s domestic subsidiaries currently guarantee the 4.75% Senior Notes. The indenture governing the 4.75% Senior Notes contains negative covenants restricting or limiting the Company’s ability to, among other things: incur or guarantee additional indebtedness, incur liens, pay dividends on, redeem or repurchase the Company’s capital stock, make certain investments, permit payment or dividend restrictions on certain of the Company’s subsidiaries, sell assets, engage in certain transactions with affiliates, and consolidate or merge or sell all or substantially all of the Company’s assets. As of December 31, 2021, the Company was in compliance with all covenants under the indenture governing the 4.75% Senior Notes.

5.875% Senior Notes

In March 2019, ATI completed an offering of $500 million of the 5.875% Senior Notes. The 5.875% Senior Notes were offered in a private placement exempt from registration under the Securities Act of 1933, as amended. The net proceeds from the offering, together with borrowings under the Senior Secured Credit Facility and cash on hand, were used to repay all of the outstanding borrowings under the Prior Term Loan plus accrued and unpaid interest and related transaction expenses. As a result of the offering, the Company recorded $6 million as deferred financing fees in the Consolidated Balance Sheet in the first quarter of 2019.

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

The 5.875% Senior Notes are unsecured and are guaranteed by each of ATI’s domestic subsidiaries that is a borrower under or guarantees the Senior Secured Credit Facility and are unconditionally guaranteed, jointly and severally, by any of ATI’s future domestic subsidiaries that are borrowers under or guarantee the Senior Secured Credit Facility. None of ATI’s domestic subsidiaries currently guarantee its obligations under the Senior Secured Credit Facility, and therefore none of ATI’s domestic subsidiaries currently guarantee the 5.875% Senior Notes. The indenture governing the 5.875% Senior Notes contains negative covenants restricting or limiting the Company’s ability to, among other things: incur or guarantee additional indebtedness, incur liens, pay dividends on, redeem or repurchase the Company’s capital stock, make certain investments, permit payment or dividend restrictions on certain of the Company’s subsidiaries, sell assets, engage in certain transactions with affiliates, and consolidate or merge or sell all or substantially all of the Company’s assets. As of December 31, 2021, the Company was in compliance with all covenants under the indenture governing the 5.875% Senior Notes.

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

The 3.75% Senior Notes are unsecured and are guaranteed by each of ATI’s domestic subsidiaries that is a borrower under or guarantees the Senior Secured Credit Facility and are unconditionally guaranteed, jointly and severally, by any of ATI’s future domestic subsidiaries that are borrowers under or guarantee the Senior Secured Credit Facility. None of ATI’s domestic subsidiaries currently guarantee its obligations under the Senior Secured Credit Facility, and therefore none of ATI’s domestic subsidiaries currently guarantee the 3.75% Senior Notes. The indenture governing the 3.75% Senior Notes contains negative covenants restricting or limiting the Company’s ability to, among other things: incur or guarantee additional indebtedness, incur liens, pay dividends on, redeem or repurchase the Company’s capital stock, make certain investments, permit payment or dividend restrictions on certain of the Company’s subsidiaries, sell assets, engage in certain transactions with affiliates, and consolidate or merge or sell all or substantially all of the Company’s assets. As of December 31, 2021, the Company was in compliance with all covenants under the indenture governing the 3.75% Senior Notes.

NOTE 9. DERIVATIVES

The Company is subject to interest rate risk related to the Senior Secured Credit Facility and enters into interest rate swaps that are based on LIBOR to manage a portion of this exposure. The interest rate swaps are designated as cash flow hedges that qualify for hedge accounting under the hypothetical derivative method. Fair value adjustments are recorded as a component of AOCL in the Consolidated Balance Sheets. Balances in AOCL are reclassified to earnings when transactions related to the underlying risk are settled. During the first quarter of 2019, the Company entered into $250 million of interest rate swaps and designated them as cash flow hedges under the hypothetical derivative method. As of December 31, 2021, the Company held interest rate swaps effective from (i) September 2019 to September 2022 with notional values totaling $250 million and a weighted average LIBOR fixed rate of 3.01%, (ii) from September 2019 to September 2025 with notional values totaling $250 million and a weighted average LIBOR fixed rate of 3.04% and (iii) September 2022 to September 2025 with notional values totaling $250 million and a weighted average LIBOR fixed rate of 2.82%. See "NOTE 7. Fair Value of Financial Instruments” for information regarding the fair value of the Company’s interest rate swaps.

The following tabular disclosures further describe the Company’s interest rate derivatives qualifying and designated for hedge accounting and their impact on the financial condition of the Company (dollars in millions):

	December 31, 2021		December 31, 2020
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other current liabilities	$10	Other current liabilities	$14
	Other non-current liabilities	21	Other non-current liabilities	46
Total derivatives designated as hedging instruments		$31		$60

The balance of derivative losses recorded in AOCL as of December 31, 2021 and 2020 was $31 million and $60 million, respectively. During the year ended December 31, 2021, the Company reclassified $15 million from AOCL to earnings, which was recorded as Interest expense, net on the Consolidated Statements of Comprehensive Income. The Company had $13 million of derivative losses recorded in AOCL expected to be reclassified to earnings within the next twelve months as of December 31, 2021. See "NOTE 17. Accumulated Other Comprehensive Loss” for information regarding activity recorded as a component of AOCL during the year ended December 31, 2021.

NOTE 10. PRODUCT WARRANTY LIABILITIES

As of December 31, 2021, the current and non-current product warranty liabilities were $33 million and $20 million, respectively. As of December 31, 2020, the current and non-current product warranty liabilities were $36 million and $30 million, respectively. Product warranty liability activities consist of the following (dollars in millions):

	Year ended December 31, 2021	Year ended December 31, 2020	Year ended December 31, 2019
Beginning balance	$66	$52	$66
Payments	(30)	(32)	(26)
Increase in liability (warranty issued during period)	16	15	21
Net adjustments to liability	1	31	(9)
Ending balance	$53	$66	$52

The adjustments to the total liability in 2021, 2020 and 2019 were the result of general changes in estimates for various products and specific field action programs as additional claims data and field information became available.

In 2020, the Company recorded a $23 million product warranty adjustment to address a transmission performance issue associated with shift quality in a defined population of products. As a result of this performance issue, the Company created a field action program in 2019 dedicated to the defined population of products and reviewed, assessed and made adjustments to the liability on a quarterly basis. The product warranty adjustment in 2020 was the result of additional claims data and field information becoming available.

NOTE 11. DEFERRED REVENUE

As of December 31, 2021, the current and non-current deferred revenue were $37 million and $99 million, respectively. As of December 31, 2020, the current and non-current deferred revenue were $34 million and $109 million, respectively. Deferred revenue activity consists of the following (dollars in millions):

	Year ended December 31, 2021	Year ended December 31, 2020	Year ended December 31, 2019
Beginning balance	$143	$139	$122
Increases	29	40	55
Revenue earned	(36)	(36)	(38)
Ending balance	$136	$143	$139

Deferred revenue recorded in current and non-current liabilities related to ETC as of December 31, 2021 were $30 million and $84 million, respectively. Deferred revenue recorded in current and non-current liabilities related to ETC as of December 31, 2020 were $28 million and $88 million, respectively.

NOTE 12. LEASES

Lessee Accounting

Contracts are assessed by the Company to determine if the contract conveys the right to control an identified asset in exchange for consideration during a period of time. The Company classifies all identified leases as either operating or finance leases. As of December 31, 2021, the Company was not a party to any finance leases. Contracts that contain leases are assessed to determine if the consideration in the contract is related to a lease component, non-lease component or other components not related to the lease. Lease components are recorded as right-of-use (“ROU”) assets and lease liabilities while any non-lease component is expensed as incurred. The consideration in the contract related to other components not related to the lease is allocated among the lease component and the non-lease component, as applicable, based on the stand-alone selling price of the lease and non-lease components.

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

The Company's lease liability is determined by discounting the future cash flows over the lease period. The Company determines its discount rates by utilizing current secured financing rates based on the length of the lease period plus the Company's margin over LIBOR on the Term Loan. The Company believes this rate effectively represents a borrowing rate the Company could obtain on a debt instrument possessing similar terms as the lease. Any lease liability is classified between current and non-current liabilities based on the terms of the underlying leases. The weighted average discount rate on operating leases as of December 31, 2021 and 2020 was 4.25% and 4.37%, respectively.

As of December 31, 2021, the Company recorded current and non-current operating lease liabilities of $4 million and $13 million, respectively. As of December 31, 2020, the Company recorded current and non-current operating lease liabilities of $4 million and $17 million, respectively. The following table reconciles future undiscounted cash flows for operating leases as of December 31, 2021 to total operating lease liabilities:

December 31, 2021
2022	$5
2023	3
2024	2
2025	2
2026	2
Thereafter	6
Total lease payments	$20
Less: Interest	3
Present value of lease liabilities	$17

ROU assets are calculated as the related lease liability adjusted for lease incentives, prepayments and the effect of escalating lease payments on period expense. The below table depicts the ROU assets held by the Company based on the underlying asset:

December 31, 2021
Buildings	$16
Land	1
Vehicles	1
Total right-of-use assets	$18

The weighted average remaining lease term as of December 31, 2021 and December 31, 2020 was 6.8 years and 7.6 years, respectively.

Operating lease expense was $6 million for each of the years ended December 31, 2021 and 2020, and was recorded within Selling, general and administrative expense and Engineering - research and development on the Company's Consolidated Statements of Comprehensive Income. There was no material short-term operating lease expense for any of the years ended December 31, 2021 and 2020.

The calculation of the Company's ROU assets and lease liabilities did not include cash consideration as of either December 31, 2021 or 2020. During each of the years ended December 31, 2021 and 2020, the Company recorded $2 million of new ROU assets obtained in exchange for lease obligations.

NOTE 13. OTHER INCOME (EXPENSE), NET

Other income (expense), net consists of the following (dollars in millions):

	Years ended December 31,
	2021	2020	2019
Post-retirement benefit plan amendment credits	$10	$13	$11
Unrealized gain on marketable securities	4	—	—
Technology-related investments gain	4	—	—
Expenses related to long-term debt refinancing	—	(13)	(1)
Other	1	(4)	—
Total	$19	$(4)	$10

NOTE 14. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (dollars in millions):

	As of December 31, 2021	As of December 31, 2020
Payroll and related costs	$80	$47
Sales allowances	39	20
Accrued interest payable	24	12
Vendor buyback obligation	16	16
Taxes payable	14	11
Derivative liabilities	10	14
Lease liability	4	4
Non-trade payables	2	2
Construction liability	2	1
Other accruals	13	13
Total	$204	$140

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

The charge to expense for the Company’s defined contribution retirement savings plans was $14 million, $12 million and $11 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The Company is also responsible for OPEB costs (medical, dental, vision, and life insurance) for hourly employees hired prior to May 19, 2008, excluding those employees eligible to retire at the time of the sale of the Company. Post-retirement benefit costs consist of service cost and interest cost on accrued obligations. Actuarial gains and losses on liabilities and any prior service costs are charged (or credited) to income over the average remaining service lives of employees. The benefit cost components shown in the Consolidated Statements of Comprehensive Income are based upon certain data specific to the Company, actuarial assumptions that were used for OPEB accounting disclosures, and certain allocation methodologies such as population demographics. The plan is unfunded and any future payments will be funded by the Company’s operating cash flows. As of December 31, 2021 and 2020, the Company had an estimated OPEB liability for hourly employees hired prior to May 19, 2008, excluding those employees eligible to retire at the time of the sale of the Company, of $102 million and $107 million, respectively.

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

Information about the net periodic benefit cost (credit) and other changes recognized in AOCL for the pension and post-retirement benefit plans is as follows (dollars in millions):

	Pension Plans			Post-retirement Benefits
	Year ended December 31, 2021	Year ended December 31, 2020	Year ended December 31, 2019	Year ended December 31, 2021	Year ended December 31, 2020	Year ended December 31, 2019
Net Periodic Benefit Cost (Credit):
Service cost	$9	$10	$10	$1	$1	$1
Interest cost	5	6	7	3	3	4
Expected return on assets	(8)	(9)	(9)	—	—	—
Settlement loss	—	2	—	—	—	—
Prior service credit	—	—	—	(10)	(14)	(13)
Recognized actuarial loss	1	—	—	—	—	—
Net Periodic Benefit Cost (Credit)	$7	$9	$8	$(6)	$(10)	$(8)
Other changes recognized in other comprehensive income:
Net (gain) loss	$(6)	$12	$(2)	$(5)	$12	$(1)
Amortizations	(1)	(2)	—	10	13	13
Total recognized – other comprehensive (income) loss	$(7)	$10	$(2)	$5	$25	$12

The components of net periodic benefit costs other than the service cost component are included in Other income (expense), net in the Consolidated Statements of Comprehensive Income.

The voluntary and involuntary separation programs in the second quarter of 2020 resulted in a one-time, non-cash settlement charge of $2 million recorded in Other income (expense), net in the Consolidated Statements of Comprehensive Income.

The table below provides the weighted-average actuarial assumptions used to determine the net periodic benefit cost (credit).

	Pension Plans			Post-retirement Benefits
	Year ended December 31, 2021	Year ended December 31, 2020	Year ended December 31, 2019	Year ended December 31, 2021	Year ended December 31, 2020	Year ended December 31, 2019
Discount rate	2.30%	3.20%	4.20%	2.40%	3.20%	4.20%
Rate of compensation increase (salaried)	3.00%	3.00%	3.00%	N/A	N/A	N/A
Expected return on assets	3.70%	4.00%	4.50%	N/A	N/A	N/A

The table below provides the weighted-average actuarial assumptions used to determine the benefit obligations of the Company’s plans.

	Pension Plans		Post-retirement Benefits
	As of December 31,
	2021	2020	2021	2020
Discount rate	2.70%	2.30%	2.80%	2.40%
Rate of compensation increase (salaried)	3.00%	3.00%	N/A	N/A

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

The discount rate is used to determine the present value of the Company’s benefit obligations. The Company’s discount rate is determined by matching the plans’ projected cash flows to a yield curve based on long-term, fixed income debt instruments available as of the measurement date of December 31, 2021.

The overall expected rate of return on plan assets is based upon historical and expected future returns consistent with the expected benefit duration of the plan for each asset group adjusted for investment and administrative fees.

Health care cost trends are used to project future post-retirement benefits payable from the Company’s plans. For the Company’s December 31, 2021 obligations, future post-retirement health care costs were forecasted assuming an initial annual increase of up to 6.70%, decreasing to an annual increase of up to 4.00% by the year 2044.

The following table provides a reconciliation of the changes in the net benefit obligations and fair value of plan assets for the years ended December 31, 2021, 2020 and 2019 (dollars in millions):

	Pension Plans			Post-retirement Benefits
	Year ended December 31, 2021	Year ended December 31, 2020	Year ended December 31, 2019	Year ended December 31, 2021	Year ended December 31, 2020	Year ended December 31, 2019
Benefit Obligations:
Net benefit obligation at beginning of year	$235	$204	$177	$107	$94	$93
Service cost	9	10	10	1	1	1
Interest cost	5	6	7	3	3	4
Settlements	—	(12)	—	—	—	—
Benefits paid	(14)	(6)	(9)	(4)	(3)	(2)
Actuarial (gain) loss	(15)	33	19	(5)	12	(2)
Net benefit obligation at end of year	$220	$235	$204	$102	$107	$94
Fair Value of Plan Assets:
Fair value of plan assets at beginning of year	$228	$217	$196	$—	$—	$—
Actual return on plan assets	(1)	29	30	—	—	—
Employer contributions	—	—	—	3	3	2
Settlements	—	(12)	—	—	—	—
Benefits paid	(14)	(6)	(9)	(3)	(3)	(2)
Fair value of plan assets at end of year	$213	$228	$217	$—	$—	$—
Net Funded Status	$(7)	$(7)	$13	$(102)	$(107)	$(94)

The Company’s pension plan assets mostly consist of diversified equity securities and diversified debt securities. The fair values of plan assets for the Company’s pension plans as of December 31, 2021 and 2020 are as follows (dollars in millions):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		TOTAL
	2021	2020	2021	2020	2021	2020
Diversified debt securities	$14	$14	$160	$172	$174	$186
Diversified equity securities	24	28	9	10	33	38
Cash equivalents	6	4	—	—	6	4
Total	$44	$46	$169	$182	$213	$228

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

Through 2021, the Company’s investment committee has continued to evaluate the investments and take steps toward the established targets.

The following table discloses the amounts recognized in the balance sheet and in AOCL at December 31, 2021 and 2020, on a pre-tax basis (dollars in millions):

	Pension Plans		Post-retirement Benefits
	As of December 31,
	2021	2020	2021	2020
Amounts Recognized in Balance Sheet:
Noncurrent assets	$1	$—	$—	$—
Current liabilities	—	—	(4)	(3)
Noncurrent liabilities	(8)	(7)	(98)	(104)
Total (liability) asset	$(7)	$(7)	$(102)	$(107)
Accumulated Other Comprehensive Loss:
Prior service credit	$2	$2	$34	$44
Actuarial loss	(8)	(16)	(3)	(8)
Total	$(6)	$(14)	$31	$36

The accumulated benefit obligation for the Company’s pension plans as of December 31, 2021 and 2020 was $216 million and $230 million, respectively.

As of December 31, 2021 and 2020, the projected benefit obligation, the accumulated benefit obligation, and the fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets and for pension plans with an accumulated benefit obligation in excess of plan assets were as follows (dollars in millions):

	Hourly Plan		Salary Plan
	As of December 31,
	2021	2020	2021	2020
Plans with projected benefit obligation in excess of plan assets:
Projected benefit obligation	N/A [1]	N/A [1]	$110	$119
Fair value of plan assets	N/A [1]	N/A [1]	$101	$112
Plans with accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	N/A [1]	N/A [1]	$105	$114
Fair value of plan assets	N/A [1]	N/A [1]	$101	$112
(1)
As of December 31, 2021 and 2020, the hourly defined pension plan had plan assets greater than the projected benefit obligation and the accumulated benefit obligation.

Information about expected cash flows for the Company’s pension and post-retirement benefit plans is as follows (dollars in millions):

	Pension Plans	Post-retirement Benefits
Employer Contributions:
2022 expected contributions	$—	$4
Expected Benefit Payments:
2022	11	4
2023	11	4
2024	12	4
2025	13	4
2026	13	4
2027-2031	68	24

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

The Company maintains a non-qualified deferred compensation plan (“Deferred Compensation Plan”) for a select group of management. Under the terms of the plan, the Company has utilized a rabbi trust to accumulate assets to fund its promise to pay benefits under the Deferred Compensation Plan. The rabbi trust is an irrevocable trust, which restricts any use of funds (operational or otherwise) by the Company other than to pay benefits under the Deferred Compensation Plan, and prevents immediate taxation of contributed amounts. Funds are accumulated through both employee deferrals and a Company match. Funds can be invested by the employee into a diversified group of investment options, which have been selected by the Company’s investment committee, that are all categorized as Level 1 in the fair value hierarchy. The Company match resulted in no charge to the Consolidated Statements of Comprehensive Income for any of the years ended December 31, 2021, 2020 and 2019, and the fair value of the rabbi trust plan assets and deferred compensation obligation was $19 million and $17 million as of December 31, 2021 and 2020, respectively.

NOTE 16. INCOME TAXES

Income before income taxes included the following (dollars in millions):

	Years ended December 31,
	2021	2020	2019
U.S. income	$513	$364	$712
Foreign income	59	29	56
Total	$572	$393	$768

The provision for income tax expense was estimated as follows (dollars in millions):

	Years ended December 31,
	2021	2020	2019
Estimated current income taxes:
U.S. federal	$48	$18	$75
Foreign	10	6	13
U.S. state and local	8	1	11
Total Current	66	25	99
Deferred income tax expense, net:
U.S. federal	56	61	58
Foreign	—	1	—
U.S. state and local	8	7	7
Total Deferred	64	69	65
Total income tax expense	$130	$94	$164

A reconciliation of the provision for income tax expense compared with the amounts at the U.S. federal statutory rate is as follows (dollars in millions):

	Years ended December 31,
	2021	2020	2019
Tax at U.S. statutory income tax rate	$120	$82	$161
State tax expense	12	10	14
Tax credits	(4)	(5)	(4)
Effect of tax rate changes	2	5	(2)
Foreign rate differential	(2)	(2)	(1)
Valuation allowance	(1)	2	1
Non-deductible expenses	—	3	(7)
Other adjustments	3	(1)	2
Total income tax expense	$130	$94	$164

The effective tax rate for the years ended December 31, 2021 and 2020 was 23% and 24%, respectively.

Deferred income tax assets and liabilities as of December 31, 2021 and 2020 reflect the effect of temporary differences between amounts of assets, liabilities and equity for financial reporting purposes and the bases of such assets, liabilities and equity as measured by tax laws, as well as tax loss and tax credit carry forwards. Net deferred tax assets and liabilities are classified as non-current in the Consolidated Balance Sheets. As described above, the deferred tax assets and liabilities are measured based on the enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid.

The Company has not recognized any deferred tax liabilities associated with earnings in foreign subsidiaries, except for its subsidiary located in China, as they are intended to be permanently reinvested and used to support foreign operations or have no associated tax requirements. As of December 31, 2021, the Company has recorded a deferred tax liability of $3 million for the tax liability associated with the remittance of previously taxed income and unremitted earnings for its subsidiary located in China.

Temporary differences and carryforwards that gave rise to deferred tax assets and liabilities included the following (dollars in millions):

	As of December 31, 2021	As of December 31, 2020
Deferred tax assets:
Other accrued liabilities	$35	$26
Deferred revenue	31	33
Warranty accrual	11	14
Stock-based compensation	10	9
Unrealized loss on Interest rate hedges	7	14
Inventories	7	7
Sales allowances and rebates	7	3
Tax credits	5	4
Operating loss carryforwards	4	6
Technology-related investments	3	4
Intangibles	—	9
Other	13	13
Total deferred tax assets	133	142
Valuation allowances	(11)	(12)
Deferred tax liabilities:
Goodwill	(405)	(373)
Trade name	(173)	(153)
Property, plant and equipment	(46)	(40)
Intangibles	(7)	—
Other	(3)	(2)
Total deferred tax liabilities	(634)	(568)
Net deferred tax liability	$(512)	$(438)

The estimated net operating loss carryforwards as of December 31, 2021 relate solely to U.S. state net operating loss carryforwards. Substantially all state operating loss carryforwards will not expire until 2028-2031.

Management has determined, based on an evaluation of available objective and subjective evidence, that it is more likely than not that certain foreign deferred tax assets and an anticipated capital loss carryforward will not be realized; therefore, these deferred tax assets are offset with a valuation allowance of $11 million as of December 31, 2021 and $12 million as of December 31, 2020.

In accordance with the FASB’s authoritative accounting guidance on accounting for income taxes, the Company records uncertain tax positions on the basis of a two-step process whereby (1) it is determined whether it is more likely than not that the tax position will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority. Based upon this process, the Company has recognized a $3 million liability for uncertain tax benefits as of each of December 31, 2021 and 2020. Management does not anticipate any material changes in the balance in 2022.

For the years ended December 31, 2021, 2020 and 2019, the Company recognized no interest and penalties in the Consolidated Statements of Comprehensive Income because either no uncertain tax positions were identified or the penalties and interest anticipated were not material in all the periods presented. The Company follows a policy of recording any interest or penalties in Income tax expense.

All of the Company's tax returns, once filed, will remain subject to examination by the various taxing authorities for the duration of the applicable statute of limitations (generally three years from the earlier of the date of filing or the due date of the return).

NOTE 17. ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in components of AOCL consisted of the following (dollars in millions):

	Before Tax	Tax (Expense) Benefit	Reclassification of stranded tax effects	After Tax
Balance at December 31, 2018	$23	$(53)	$—	$(30)
Foreign currency translation	(3)	—	—	(3)
Pension and OPEB liability adjustment	(11)	2	9	—
Available-for-sale securities	(24)	6	(1)	(19)
Net current period other comprehensive (loss) income	$(38)	$8	$8	$(22)
Balance at December 31, 2019	$(15)	$(45)	$8	$(52)
Foreign currency translation	10	—	—	10
Pension and OPEB liability adjustment	(36)	9	—	(27)
Interest rate swaps	(26)	6	—	(20)
Net current period other comprehensive (loss) income	$(52)	$15	$—	$(37)
Balance at December 31, 2020	$(67)	$(30)	$8	$(89)
Foreign currency translation	(8)	—	—	(8)
Pension and OPEB liability adjustment	3	(1)	—	2
Interest rate swaps	29	(7)	—	22
Net current period other comprehensive income (loss)	$24	$(8)	$—	$16
Balance at December 31, 2021	$(43)	$(38)	$8	$(73)

The following table shows the location in the Consolidated Statements of Comprehensive Income affected by reclassifications from AOCL (dollars in millions):

	For the year ended December 31, 2019
AOCL Components	Amount reclassified from AOCL	Affected line item in the consolidated statements of comprehensive income
Interest rate swaps	$1	Interest expense, net
Prior service credit	13	Other income (expense), net
Total reclassifications, before tax	14	Income before income taxes
Income tax expense	(3)	Income tax expense
Total reclassifications	$11

	For the year ended December 31, 2020
AOCL Components	Amount reclassified from AOCL	Affected line item in the consolidated statements of comprehensive income
Interest rate swaps	$11	Interest expense, net
Prior service credit	14	Other income (expense), net
Total reclassifications, before tax	25	Income before income taxes
Income tax expense	(6)	Income tax expense
Total reclassifications	$19

	For the year ended December 31, 2021
AOCL Components	Amount reclassified from AOCL	Affected line item in the consolidated statements of comprehensive income
Interest rate swaps	$15	Interest expense, net
Prior service credit	10	Other income (expense), net
Recognized actuarial loss	(1)	Other income (expense), net
Total reclassifications, before tax	24	Income before income taxes
Income tax expense	(6)	Income tax expense
Total reclassifications	$18

Prior service cost and actuarial loss are included in the computation of the Company’s net periodic benefit cost. Please see "NOTE 15. Employee Benefit Plans” for additional details.

NOTE 18. COMMITMENTS AND CONTINGENCIES

Environmental Matters

The Company has an agreement with the Environmental Protection Agency ("EPA") to perform remedial activities at the Company’s Indianapolis, Indiana manufacturing facilities related to historical soil and groundwater contamination. In the fourth quarter of 2019, the EPA accepted a proposal to reduce the Company’s ongoing responsibilities for operating, monitoring and maintaining the ongoing activities resulting in the Company reducing its associated undiscounted liability to $3 million to complete the future operating, monitoring and maintenance activities over the next 30 years. As of December 31, 2021, the Company had a liability recorded in the amount of $3 million.

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

NOTE 19. CONCENTRATION OF RISK

As of December 31, 2021 and 2020, the Company employed approximately 3,400 and 3,300 employees, respectively, with 90% and 89%, respectively, of those employees in the U.S. Approximately 46% and 47% of the Company’s U.S. employees were represented by unions and subject to a collective bargaining agreement as of December 31, 2021 and 2020, respectively. The Company is currently operating under a collective bargaining agreement with UAW Local 933 that expires in November 2023.

Three customers accounted for 10% or more of net sales within the last three years presented.

	Years ended December 31,
% of net sales	2021	2020	2019
Daimler AG	20%	20%	20%
PACCAR Inc.	10%	11%	12%
Traton SE1	10%	11%	11%
(1)
Traton SE acquired Navistar International Corporation in July 2021. Percentages for 2021 include net sales to Traton SE and Navistar International Corporation. Percentages for 2020 and 2019 include net sales to Navistar International Corporation only.

No other customers accounted for 10% or more of net sales of the Company during the years ended December 31, 2021, 2020 or 2019.

Two customers accounted for 10% or more of outstanding accounts receivable within the last two years presented.

% of accounts receivable	As of December 31, 2021	As of December 31, 2020
Daimler AG	17%	21%
Traton SE1	11%	14%
(1)
Traton SE acquired Navistar International Corporation in July 2021. Percentages for 2021 include net sales to Traton SE and Navistar International Corporation. Percentages for 2020 and 2019 include net sales to Navistar International Corporation only.

No other customers accounted for 10% or more of the outstanding accounts receivable as of December 31, 2021 or December 31, 2020.

No supplier accounted for 10% or more of materials purchased during the years ended December 31, 2021, 2020 or 2019.

NOTE 20. COMMON STOCK

The Company's Board of Directors has authorized it to repurchase up to $3,000 million, in the aggregate, of its common stock pursuant to a stock repurchase program (the “Repurchase Program”). During 2021, the Company repurchased approximately $513 million of its common stock under the Repurchase Program, leaving $314 million of authorized repurchases remaining under the Repurchase Program as of December 31, 2021. The Repurchase Program has no termination date, and the timing and amount of stock purchases are subject to market conditions and corporate needs. The Repurchase Program may be modified, suspended or discontinued at any time at the Company’s discretion.

NOTE 21. EARNINGS PER SHARE

The Company presents both basic and diluted earnings per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted EPS is calculated by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during the reporting period that are calculated using the treasury stock method for stock-based awards. The treasury stock method assumes that the Company uses the proceeds from the exercise of awards to repurchase common stock at the average market price during the period. The assumed proceeds under the treasury stock method include the purchase price that the grantee will pay in the future and compensation cost for future service that the Company has not yet recognized. During each of the years ended December 31, 2021 and 2020, 1 million outstanding stock options were excluded from the diluted EPS calculation because they were anti-dilutive, and during the year ended December 31, 2019, there were no outstanding stock options excluded from the diluted EPS calculation because they were anti-dilutive. Basic and diluted EPS for the full-year is calculated using the weighted average shares of common stock outstanding during the year while quarterly basic and diluted EPS is calculated using the weighted average shares of common stock outstanding during the quarter; therefore, the sum of the four quarters’ EPS may not equal full-year EPS.

The following table reconciles the numerators and denominators used to calculate basic EPS and diluted EPS (in millions, except per share data):

	Years ended December 31,
	2021	2020	2019
Net income	$442	$299	$604
Weighted average shares of common stock outstanding	107	114	122
Dilutive effect stock-based awards	—	—	1
Diluted weighted average shares of common stock outstanding	107	114	123
Basic earnings per share attributable to common stockholders	$4.13	$2.62	$4.95
Diluted earnings per share attributable to common stockholders	$4.13	$2.62	$4.91

NOTE 22. GEOGRAPHIC INFORMATION

The Company had the following net sales by country, based on the location of the customer (dollars in millions):

	Years ended December 31,
	2021	2020	2019
United States	$1,706	$1,521	$1,915
China	122	87	136
Japan	109	66	79
Canada	62	70	104
Mexico	50	61	71
Germany	34	36	59
South Korea	28	22	24
Sweden	27	19	23
France	27	21	37
United Kingdom	26	25	35
Netherlands	24	21	26
Other	187	132	189
Total	$2,402	$2,081	$2,698

The Company had the following net long-lived assets by country (dollars in millions):

	Years ended December 31,
	2021	2020	2019
United States	$680	$611	$583
India	11	12	17
Hungary	11	11	11
Other	4	4	5
Total	$706	$638	$616

Allison Transmission Holdings, Inc.

Schedule I—Parent Company only Balance Sheets

(dollars in millions)

	December 31, 2021	December 31, 2020
ASSETS
Current Assets:
Cash	$—	$—
Total Current Assets	—	—
Investments in and advances to subsidiaries	634	756
TOTAL ASSETS	$634	$756
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$—	$—
Total Current Liabilities	—	—
Capital stock	1	1
Paid in capital	1,832	1,818
Treasury stock	—	—
Accumulated deficit	(1,126)	(974)
Accumulated other comprehensive loss, net of tax	(73)	(89)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$634	$756

The accompanying note is an integral part of the Parent Company only financial statements.

Allison Transmission Holdings, Inc.

Schedule I—Parent Company only Statements of Comprehensive Income

(dollars in millions)

	Years ended December 31,
	2021	2020	2019
Net sales	$—	$—	$—
General and administrative fees	—	—	—
Total operating income	—	—	—
Other income:
Equity earnings of consolidated subsidiary	442	299	604
Income before income taxes	442	299	604
Income tax expense	—	—	—
Net income	$442	$299	$604
Comprehensive income	$458	$262	$582

The accompanying note is an integral part of the Parent Company only financial statements.

Allison Transmission Holdings, Inc.

Schedule I—Parent Company only Statements of Cash Flows

(dollars in millions)

	Years ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$442	$299	$604
Deduct items included in net income not providing cash:
Equity in earnings in consolidated subsidiary	(442)	(299)	(604)
Net cash provided by operating activities	—	—	—
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in subsidiaries	(3)	(2)	(5)
Dividends	81	78	73
Net cash provided by investing activities	78	76	68
CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions	3	2	5
Dividends	(81)	(78)	(73)
Net cash used in financing activities	(78)	(76)	(68)
Net increase (decrease) during period	—	—	—
Cash and cash equivalents at beginning of period	—	—	—
Cash and cash equivalents at end of period	$—	$—	$—

The accompanying note is an integral part of the Parent Company only financial statements.

Allison Transmission Holdings, Inc.

Schedule I—Parent Company only Footnote

NOTE 1—BASIS OF PRESENTATION

Allison Transmission Holdings, Inc. (the “Parent Company”) is a holding company that conducts all of its business operations through its subsidiaries. There are restrictions on the Parent Company’s ability to obtain funds from its subsidiaries through dividends (refer to "NOTE 8. Debt” of Notes to Consolidated Financial Statements). The entire amount of the Parent Company’s consolidated net assets was subject to restrictions on payment of dividends as of December 31, 2021, 2020 and 2019. Accordingly, these financial statements have been presented on a “parent-only” basis. Under a parent-only presentation, the Parent Company’s investments in its consolidated subsidiaries are presented under the equity method of accounting. These parent-only financial statements should be read in conjunction with Allison Transmission Holdings, Inc.’s audited Consolidated Financial Statements included elsewhere herein.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2021. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2021, the end of the period covered by this Annual Report on Form 10-K, were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2021. PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2021. Their report is included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III.

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this Item concerning our executive officers, directors and nominees for director and Audit Committee members and financial expert(s) and disclosure of delinquent filers under Section 16(a) of the Exchange Act is incorporated herein by reference from our definitive Proxy Statement for our 2022 annual meeting of stockholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Code of Business Conduct

We have adopted the Allison Code of Business Conduct that applies to all of our directors and officers and other employees, including our principal executive officer, principal financial officer and principal accounting officer. This code is publicly available through the Investor Relations section of our website at https://ir.allisontransmission.com. We will post on the Investor Relations section of our website any amendment to the Allison Code of Business Conduct, or any grant of a waiver from a provision of the Allison Code of Business Conduct.

ITEM 11. Executive Compensation

The information required by this Item concerning remuneration of our executive officers and directors, material transactions involving such executive officers and directors and Compensation Committee interlocks, as well as the Compensation Committee Report and pay ratio disclosure, are incorporated herein by reference to our definitive Proxy Statement for our 2022 annual meeting of stockholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item concerning the stock ownership of management and five percent beneficial owners and securities authorized for issuance under equity compensation plans is incorporated herein by reference to our definitive Proxy Statement for our 2022 annual meeting of stockholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item concerning certain relationships and related person transactions, and director independence is incorporated herein by reference to our definitive Proxy Statement for our 2022 annual meeting of stockholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 14. Principal Accounting Fees and Services

The information required by this Item concerning the fees and services of our independent registered public accounting firm and our Audit Committee actions with respect thereto is incorporated herein by reference to our definitive Proxy Statement for our 2022 annual meeting of stockholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

PART IV.

ITEM 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

The response to this item is included in Part II, Item 8. of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules.

Schedule I – Parent Company only Balance Sheets as of the years ended December 31, 2021 and 2020, Schedule I – Parent Company only Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019, Schedule I – Parent Company only Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019 and Schedule I – Parent Company only Footnote are included in Part II, Item 8. of this Annual Report on Form 10-K. All other schedules have been omitted because they are not required or because the information required is included in the consolidated financial statements and notes thereto.

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

10.23*

Severance and Change in Control Agreement, between Allison Transmission, Inc. and David S. Graziosi, dated as of March 23, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 23, 2018)

10.24*

Separation Agreement, between Allison Transmission, Inc. and Randall R. Kirk, dated as of May 26, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed May 27, 2021)

10.25*

Separation Agreement, between Allison Transmission, Inc. and Michael A. Dick, dated as of January 26, 2022 (incorporated by reference to Exhibit 10.1 to the Registration’s Current Report on Form 8-K filed January 27, 2022)

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

101

The following financial information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Notes to Consolidated Financial Statements; (vi) the Parent Company only Balance Sheets; (vii) the Parent Company only Statements of Comprehensive Income; (viii) the Parent Company only Statements of Cash Flows; and (ix) the Parent Company only Footnote

104	Cover Page Interactive Data File – The cover page from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, formatted in Inline XBRL and contained in Exhibit 101

* Indicates a management contract or compensatory plan or arrangement

ITEM 16. Form 10-K Summary

Intentionally left blank.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Allison Transmission Holdings, Inc.
(Registrant)

Date: February 17, 2022	By:	/s/ David S. Graziosi
David S. Graziosi
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	CAPACITY	DATE

/s/ David S. Graziosi David S. Graziosi	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 17, 2022

/s/ G. Frederick Bohley G. Frederick Bohley	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 17, 2022

/s/ Judy Altmaier Judy Altmaier	Director	February 17, 2022

/s/ Stan A. Askren Stan A. Askren	Director	February 17, 2022

/s/ David C. Everitt David C. Everitt	Director	February 17, 2022

/s/ Alvaro Garcia-Tunon Alvaro Garcia-Tunon	Director	February 17, 2022

/s/ Carolann I. Haznedar Carolann I. Haznedar	Director	February 17, 2022

/s/ Richard P. Lavin Richard P. Lavin	Director	February 17, 2022

/s/ Thomas W. Rabaut Thomas W. Rabaut	Director	February 17, 2022

/s/ Richard V. Reynolds Richard V. Reynolds	Director	February 17, 2022