Form 10-Q
period 2022-06-30
Allison Transmission Holdings Inc
filed 2022-08-04
CIK 1411207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 25, 2022, there were 96,244,657 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Allison Transmission Holdings, Inc.

Condensed Consolidated Balance Sheets

(unaudited, dollars in millions, except share and per share data)

	June 30, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$122	$127
Accounts receivable – net of allowances for doubtful accounts of $5 and $3, respectively	363	301
Inventories	228	204
Other current assets	52	39
Total Current Assets	765	671
Property, plant and equipment, net	705	706
Intangible assets, net	901	917
Goodwill	2,076	2,064
Marketable securities	33	46
Other non-current assets	54	53
TOTAL ASSETS	$4,534	$4,457
LIABILITIES
Current Liabilities
Accounts payable	$198	$179
Product warranty liability	28	33
Current portion of long-term debt	6	6
Deferred revenue	39	37
Other current liabilities	160	204
Total Current Liabilities	431	459
Product warranty liability	25	20
Deferred revenue	96	99
Long-term debt	2,502	2,504
Deferred income taxes	530	514
Other non-current liabilities	201	227
TOTAL LIABILITIES	3,785	3,823
Commitments and contingencies (see Note P)
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 1,880,000,000 shares authorized, 96,325,571 shares issued and outstanding and 99,262,951 shares issued and outstanding, respectively	1	1
Non-voting common stock, $0.01 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Paid in capital	1,839	1,832
Accumulated deficit	(1,031)	(1,126)
Accumulated other comprehensive loss, net of tax	(60)	(73)
TOTAL STOCKHOLDERS’ EQUITY	749	634
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$4,534	$4,457

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited, dollars in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales	$664	$603	$1,341	$1,191
Cost of sales	353	315	710	612
Gross profit	311	288	631	579
Selling, general and administrative	78	80	153	153
Engineering — research and development	46	41	89	79
Operating income	187	167	389	347
Interest expense, net	(30)	(30)	(59)	(59)
Other (expense) income, net	(3)	3	(13)	6
Income before income taxes	154	140	317	294
Income tax expense	(32)	(30)	(66)	(64)
Net income	$122	$110	$251	$230
Basic earnings per share attributable to common stockholders	$1.26	$1.01	$2.59	$2.09
Diluted earnings per share attributable to common stockholders	$1.26	$1.01	$2.56	$2.07
Comprehensive income, net of tax	$118	$113	$264	$236

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited, dollars in millions)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$251	$230
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	53	51
Amortization of intangible assets	23	23
Unrealized loss on marketable securities	11	—
Stock-based compensation	9	8
Deferred income taxes	9	29
Technology-related investments gain	(6)	—
Loss on intercompany foreign exchange	3	1
Other	5	1
Changes in assets and liabilities:
Accounts receivable	(70)	(73)
Inventories	(29)	(26)
Accounts payable	17	2
Other assets and liabilities	(47)	25
Net cash provided by operating activities	229	271
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of long-lived assets	(50)	(69)
Business acquisitions	(23)	—
Proceeds from technology-related investments	6	—
Investment in equity method investee	(1)	—
Net cash used for investing activities	(68)	(69)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(115)	(226)
Borrowings on revolving credit facility	95	—
Payments on revolving credit facility	(95)	—
Dividend payments	(41)	(42)
Taxes paid related to net share settlement of equity awards	(4)	(3)
Payments on long-term debt	(3)	(3)
Proceeds from exercise of stock options	1	3
Payments of acquisition-related contingent liability	—	(3)
Net cash used for financing activities	(162)	(274)
Effect of exchange rate changes on cash	(4)	—
Net decrease in cash and cash equivalents	(5)	(72)
Cash and cash equivalents at beginning of period	127	310
Cash and cash equivalents at end of period	$122	$238
Supplemental disclosures:
Interest paid	$57	$38
Income taxes paid	$59	$45

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited, dollars in millions)

	Three months ended
	Common Stock	Non-voting Common Stock	Preferred Stock	Paid-in Capital	Accumulated (Deficit) Income	Accumulated Other Comprehensive (Loss) Income, net of tax	Stockholders' Equity
Balance at March 31, 2021	$1	$—	$—	$1,820	$(971)	$(86)	$764
Stock-based compensation	—	—	—	5	—	—	5
Pension and OPEB liability adjustment	—	—	—	—	—	(2)	(2)
Foreign currency translation adjustment	—	—	—	—	—	4	4
Interest rate swaps	—	—	—	—	—	1	1
Issuance of common stock	—	—	—	1	—	—	1
Repurchase of common stock	—	—	—	—	(130)	—	(130)
Dividends on common stock	—	—	—	—	(21)	—	(21)
Net income	—	—	—	—	110	—	110
Balance at June 30, 2021	$1	$—	$—	$1,826	$(1,012)	$(83)	$732
Balance at March 31, 2022	$1	$—	$—	$1,832	$(1,098)	$(56)	$679
Stock-based compensation	—	—	—	6	—	—	6
Pension and OPEB liability adjustment	—	—	—	—	—	(2)	(2)
Foreign currency translation adjustment	—	—	—	—	—	(8)	(8)
Interest rate swaps	—	—	—	—	—	6	6
Issuance of common stock	—	—	—	1	—	—	1
Repurchase of common stock	—	—	—	—	(34)	—	(34)
Dividends on common stock	—	—	—	—	(21)	—	(21)
Net income	—	—	—	—	122	—	122
Balance at June 30, 2022	$1	$—	$—	$1,839	$(1,031)	$(60)	$749

The accompanying notes are an integral part of the condensed consolidated financial statements.

	Six months ended
	Common Stock	Non-voting Common Stock	Preferred Stock	Paid-in Capital	Accumulated (Deficit) Income	Accumulated Other Comprehensive (Loss) Income, net of tax	Stockholders' Equity
Balance at December 31, 2020	$1	$—	$—	$1,818	$(974)	$(89)	$756
Stock-based compensation	—	—	—	8	—	—	8
Pension and OPEB liability adjustment	—	—	—	—	—	(4)	(4)
Foreign currency translation adjustment	—	—	—	—	—	(2)	(2)
Interest rate swaps	—	—	—	—	—	12	12
Repurchase of common stock	—	—	—	—	(226)	—	(226)
Dividends on common stock	—	—	—	—	(42)	—	(42)
Net income	—	—	—	—	230	—	230
Balance at June 30, 2021	$1	$—	$—	$1,826	$(1,012)	$(83)	$732
Balance at December 31, 2021	$1	$—	$—	$1,832	$(1,126)	$(73)	$634
Stock-based compensation	—	—	—	9	—	—	9
Pension and OPEB liability adjustment	—	—	—	—	—	(4)	(4)
Foreign currency translation adjustment	—	—	—	—	—	(8)	(8)
Interest rate swaps	—	—	—	—	—	25	25
Issuance of common stock	—	—	—	(2)		—	(2)
Repurchase of common stock	—	—	—	—	(115)	—	(115)
Dividends on common stock	—	—	—	—	(41)	—	(41)
Net income	—	—	—	—	251	—	251
Balance at June 30, 2022	$1	$—	$—	$1,839	$(1,031)	$(60)	$749

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

During the first half of 2022, global markets continued to experience supply chain, labor and raw material constraints, as a result of factors including the COVID-19 pandemic and the war in Ukraine, that created volatility in the Company's performance. As a result, the Company experienced, and expects to continue to experience, raw material and component part price inflation, increased freight and logistics costs, increased labor costs as a result of labor shortages and increased foreign exchange volatility. In addition, despite increased customer demand, the Company's net sales for the first half of 2022 were negatively impacted as a result of its customers’ inability to secure components from the broader commercial vehicle supply base which resulted in reduced commercial vehicle build schedules. The Company expects that commercial vehicle build schedules will continue to be negatively impacted by the availability of components throughout the remainder of 2022.

To limit the spread of variants and sub-variants of COVID-19, governments have taken, and may in the future take, various actions that have impacted, and may continue to impact, the Company's employees, operations, customers and supply base, including the administration or mandate of vaccinations, travel bans and restrictions, quarantines, curfews, stay-at-home orders, social distancing guidelines and business shutdowns and closures.

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

These condensed consolidated financial statements present the financial position, results of comprehensive income, cash flows and statements of stockholders’ equity of the Company. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2021 as filed with the Securities and Exchange Commission on February 17, 2022. The interim period financial results for the three- and six- month periods presented are not necessarily indicative of results to be expected for any other interim period or for the entire year.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Estimates include, but are not limited to, sales allowances, government price adjustments, fair market values and future cash flows associated with goodwill, indefinite life intangibles, definite life intangibles, long-lived asset impairment tests, useful lives for depreciation and amortization, warranty liabilities, core deposit liabilities, environmental liabilities, determination of discount rate and other assumptions for pension and other post-retirement benefit ("OPEB") expense, determination of discount rate and period for leases, income taxes and deferred tax valuation allowances, derivative valuation, assumptions for business combinations and contingencies. The Company’s accounting policies involve the application of judgments and assumptions made by management that include inherent risks and uncertainties. Due to the uncertainty surrounding global economic conditions, including as a result of the ongoing COVID-19 pandemic and the war in Ukraine, and the related impact on our supply chain, demand for our products, foreign exchange rates and the cost and availability of raw materials, labor, and transport, actual results could differ materially from these estimates and assumptions used in preparation of the financial statements including, but not limited to, future cash flows associated with goodwill, indefinite life intangibles, definite life intangibles, long-lived impairment tests, determination of discount rate and other assumptions for pension and OPEB expense and income taxes. Changes in estimates are recorded in results of operations in the period that the events or circumstances giving rise to such changes occur.

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

In June 2022, the FASB issued authoritative accounting guidance requires that investments in equity securities which are measured at fair value and are subject to contractual sale restrictions should not reflect the contractual sale restriction in its fair value measurement. The guidance will be effective for the Company in fiscal year 2024, and the Company does not plan to early adopt. Management does not expect the adoption of this guidance to have an impact on the Company's consolidated financial statements.

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

The Company may also use volume-based discounts and rebates as marketing incentives in the sales of both vehicle propulsion solutions and service parts, which are accounted for as variable consideration. The Company records the impact of the incentives as a reduction to revenue when it is determined that the adjustment is not likely to reverse, historically on a quarterly basis. The Company estimates the impact of all other incentives based on the related sales and market conditions in the end market vocation. The Company recorded no material adjustments based on variable consideration for any of the three or six months ended June 30, 2022 or 2021.

Net sales are made on credit terms, generally 30 days, based on an assessment of the customer’s creditworthiness. For certain goods or services, the Company receives consideration prior to satisfying the related performance obligation. Such consideration is recorded as a contract liability in current and non-current deferred revenue as of June 30, 2022 and December 31, 2021. See "Note J. Deferred Revenue” for more information, including the amount of revenue earned during each of the three and six months ended June 30, 2022 and 2021 that had been previously deferred. The Company had no material contract assets as of either June 30, 2022 or December 31, 2021.

The Company has one operating segment and reportable segment. The Company is in one line of business, which is the manufacture and distribution of vehicle propulsion solutions. The following presents disaggregated revenue by categories that best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
North America On-Highway	$340	$302	$686	$621
North America Off-Highway	20	9	38	11
Defense	29	48	64	93
Outside North America On-Highway	105	98	214	182
Outside North America Off-Highway	32	18	62	34
Service Parts, Support Equipment and Other	138	128	277	250
Total Net Sales	$664	$603	$1,341	$1,191

NOTE D. INVENTORIES

Inventories consisted of the following components (dollars in millions):

	June 30, 2022	December 31, 2021
Purchased parts and raw materials	$108	$101
Work in progress	12	8
Service parts	45	44
Finished goods	63	51
Total inventories	$228	$204

Inventory components shipped to third parties, primarily cores, parts to re-manufacturers, and parts to contract manufacturers, which the Company has an obligation to buy back, are included in purchased parts and raw materials, with an offsetting liability in Other current liabilities. See "Note L. Other Current Liabilities” for more information.

NOTE E. GOODWILL AND OTHER INTANGIBLE ASSETS

As of June 30, 2022 and December 31, 2021, the carrying value of the Company’s Goodwill was $2,076 million and $2,064 million, respectively.

The following presents a summary of other intangible assets (dollars in millions):

	June 30, 2022			December 31, 2021
	Intangible assets, gross	Accumulated amortization	Intangible assets, net	Intangible assets, gross	Accumulated amortization	Intangible assets, net
Other intangible assets:
Trade name	$791	$—	$791	$791	$—	$791
In-process research and development	25	—	25	25	—	25
Customer relationships — commercial	839	(772)	67	839	(751)	88
Proprietary technology	484	(477)	7	478	(477)	1
Customer relationships — defense	62	(52)	10	62	(50)	12
Non-compete agreements	1	—	1	—	—	—
Total	$2,202	$(1,301)	$901	$2,195	$(1,278)	$917

As of June 30, 2022 and December 31, 2021, the carrying value of the Company’s Goodwill and Intangible assets, net was $2,977 million and $2,981 million, respectively.

Amortization expense related to other intangible assets for the next five fiscal years is expected to be (dollars in millions):

	2023	2024	2025	2026	2027
Amortization expense	$45	$9	$5	$2	$1

The following presents a summary of the changes in the goodwill of the Company's single operating and reporting segment (dollars in millions):

Goodwill
Balance at December 31, 2021	$2,064
Acquisitions	13
Foreign currency translation	(1)
Net current period impact to goodwill	$12
Balance at June 30, 2022	$2,076

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

Level 3 — Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At each balance sheet date, the Company performs an analysis of all instruments subject to authoritative accounting guidance and includes, in Level 3, all of those whose fair value is based on significant unobservable inputs. As of June 30, 2022 and December 31, 2021, the Company did not have any Level 3 financial assets or liabilities.

The Company’s assets and liabilities that are measured at fair value include marketable securities, cash equivalents, derivative instruments, assets held in a rabbi trust and a deferred compensation obligation. The Company's marketable securities consist of publicly traded stock of Jing-Jin Electric Technologies Co. Ltd., which has a readily determinable fair value. The Company's cash equivalents consist of short-term U.S government backed securities. The Company’s derivative instruments consist of interest rate swaps. The Company’s assets held in the rabbi trust consist principally of publicly available mutual funds and target date retirement funds. The Company’s deferred compensation obligation is directly related to the fair value of assets held in the rabbi trust.

The Company’s valuation techniques used to calculate the fair value of cash equivalents, assets held in the rabbi trust and the deferred compensation obligation represent a market approach in active markets for identical assets that qualify as Level 1 in the fair value hierarchy. The Company’s valuation techniques used to calculate the fair value of derivative instruments represent a market approach with observable inputs that qualify as Level 2 in the fair value hierarchy.

The Company uses valuations from the issuing financial institutions for the fair value measurement of interest rate swaps. The floating-to-fixed interest rate swaps are based on the London Interbank Offered Rate (“LIBOR”), which is observable at commonly quoted intervals. The fair values are included in other current and non-current assets and liabilities in the Condensed Consolidated Balance Sheets. See "Note H. Derivatives” for more information regarding the Company's interest rate swaps.

The following table summarizes the fair value of the Company’s financial assets and (liabilities) as of June 30, 2022 and December 31, 2021 (dollars in millions):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		TOTAL
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Marketable securities	$33	$46	$—	$—	$33	$46
Cash equivalents	20	—	—	—	20	—
Rabbi trust assets	16	19	—	—	16	19
Deferred compensation obligation	(16)	(19)	—	—	(16)	(19)
Derivative assets (liabilities), net	—	—	2	(31)	2	(31)
Total	$53	$46	$2	$(31)	$55	$15

NOTE G. DEBT

Long-term debt and maturities are as follows (dollars in millions):

	June 30, 2022	December 31, 2021
Long-term debt:
Senior Secured Credit Facility Term Loan, variable, due 2026	$628	$631
Senior Notes, fixed 4.75%, due 2027	400	400
Senior Notes, fixed 5.875%, due 2029	500	500
Senior Notes, fixed 3.75%, due 2031	1,000	1,000
Total long-term debt	$2,528	$2,531
Less: current maturities of long-term debt	6	6
deferred financing costs, net	20	21
Total long-term debt, net	$2,502	$2,504

As of June 30, 2022, the Company had $2,528 million of indebtedness associated with Allison Transmission, Inc.’s (“ATI”), the Company’s wholly-owned subsidiary, 4.75% Senior Notes due October 2027 (“4.75% Senior Notes”), ATI’s 5.875% Senior Notes due June 2029 (“5.875% Senior Notes”), ATI’s 3.75% Senior Notes due January 2031 (“3.75% Senior Notes” and, together with the 4.75% Senior Notes and 5.875% Senior Notes, the “Senior Notes”) and the Second Amended and Restated Credit Agreement dated as of March 29, 2019, as amended (the “Credit Agreement”), governing ATI’s term loan facility in the amount of $628 million due March 2026 (“Term Loan”) and ATI’s revolving credit facility with commitments in the amount of $650 million due September 2025 (“Revolving Credit Facility” and, together with the Term Loan, the “Senior Secured Credit Facility”).

The fair value of the Company’s long-term debt obligations as of June 30, 2022 was $2,281 million. The fair value is based on quoted Level 2 market prices of the Company’s debt as of June 30, 2022. The difference between the fair value and carrying value of the long-term debt is driven primarily by trends in the financial markets.

Senior Secured Credit Facility

The borrowings under the Senior Secured Credit Facility are collateralized by a lien on substantially all assets of the Company, ATI and each of the existing and future U.S. subsidiary guarantors, with certain exceptions set forth in the Credit Agreement, and ATI’s capital stock and all of the capital stock or other equity interests held by the

Company, ATI and each of ATI’s existing and future U.S. subsidiary guarantors (subject to certain limitations for equity interest of foreign subsidiaries and other exceptions set forth in the Credit Agreement). Interest on the Term Loan, as of June 30, 2022, is either (a) 1.75% over a LIBOR rate on deposits in U.S. dollars for one-, two-, three- or six-month periods (or twelve-month or shorter periods if, at the time of the borrowing, available from all relevant lenders) (the "LIBOR Rate"), or (b) 0.75% over the greater of the prime lending rate as quoted by the administrative agent, the LIBOR Rate for an interest period of one month plus 1.00% and the federal funds effective rate published by the Federal Reserve Bank of New York plus 0.50%, subject to a 1.00% floor (the "Base Rate"). As of June 30, 2022, the Company elected to pay the lowest all-in rate of LIBOR plus the applicable margin, or 3.39%, on the Term Loan. The Credit Agreement requires minimum quarterly principal payments on the Term Loan, as well as prepayments from certain net cash proceeds of non-ordinary course asset sales and casualty and condemnation events, the incurrence of certain debt and from a percentage of excess cash flow, if applicable. The minimum required quarterly principal payment on the Term Loan through its maturity date of March 2026 is $2 million. As of June 30, 2022, there had been no payments required for certain net cash proceeds of non-ordinary course asset sales and casualty and condemnation events. The remaining principal balance is due upon maturity.

The Senior Secured Credit Facility also provides a Revolving Credit Facility, net of an allowance for up to $75 million in outstanding letters of credit commitments. Throughout the six months ended June 30, 2022, the Company made periodic withdrawals and payments on the Revolving Credit Facility as part of the Company's cash management plans. The maximum amount outstanding at any time during the six months ended June 30, 2022 was $75 million. As of June 30, 2022, the Company had $645 million available under the Revolving Credit Facility, net of $5 million in letters of credit. Borrowings under the Revolving Credit Facility bear interest at a variable base rate plus an applicable margin based on the Company’s first lien net leverage ratio. When the Company’s first lien net leverage ratio is above 4.00x, interest on the Revolving Credit Facility is (a) 0.75% over the Base Rate or (b) 1.75% over the LIBOR Rate; when the Company’s first lien net leverage ratio is equal to or less than 4.00x and above 3.50x, interest on the Revolving Credit Facility is (i) 0.50% over the Base Rate or (ii) 1.50% over the LIBOR Rate; and when the Company’s first lien net leverage ratio is equal to or below 3.50x, interest on the Revolving Credit Facility is (y) 0.25% over the Base Rate or (z) 1.25% over the LIBOR Rate. As of June 30, 2022, the applicable margin for the Revolving Credit Facility was 1.25%. In addition, there is an annual commitment fee, based on the Company’s first lien net leverage ratio, on the average unused revolving credit borrowings available under the Revolving Credit Facility. As of June 30, 2022, the commitment fee is 0.25%. Borrowings under the Revolving Credit Facility are payable at the option of the Company throughout the term of the Senior Secured Credit Facility with the balance due in September 2025.

The Senior Secured Credit Facility requires the Company to maintain a specified maximum first lien net leverage ratio of 5.50x when revolving loan commitments remain outstanding on the Revolving Credit Facility at the end of a fiscal quarter. As of June 30, 2022, the Company had no amounts outstanding under the Revolving Credit Facility; however, the Company would have been in compliance with the maximum first lien net leverage ratio, achieving a 0.58x ratio. Additionally, within the terms of the Senior Secured Credit Facility, a first lien net leverage ratio at or below 4.00x results in the elimination of excess cash flow payments on the Senior Secured Credit Facility for the applicable year.

In addition, the Credit Agreement, among other things, includes customary restrictions (subject to certain exceptions) on the Company’s ability to incur certain indebtedness, grant certain liens, make certain investments, engage in acquisitions, consolidations and mergers, declare or pay certain dividends or repurchase shares of the Company’s common stock. As of June 30, 2022, the Company was in compliance with all covenants under the Credit Agreement.

Senior Notes

Each series of the Senior Notes are unsecured and are guaranteed by each of ATI’s domestic subsidiaries that is a borrower under or guarantees the Senior Secured Credit Facility and are unconditionally guaranteed, jointly and severally, by any of ATI’s future domestic subsidiaries that are borrowers under or guarantee the Senior Secured Credit Facility. None of ATI’s domestic subsidiaries currently guarantee its obligations under the Senior Secured Credit Facility, and therefore none of ATI’s domestic subsidiaries currently guarantee any series of the Senior Notes. The indentures governing the Senior Notes contain negative covenants restricting or limiting the Company’s ability to, among other things: incur or guarantee additional indebtedness, incur liens, pay dividends on, redeem or repurchase the Company’s capital stock, make certain investments, permit payment or dividend restrictions on certain of the Company’s subsidiaries, sell assets, engage in certain transactions with affiliates, and consolidate or merge or sell all or substantially all of the Company’s assets. As of June 30, 2022, the Company was in compliance with all covenants under the indentures governing the Senior Notes.

NOTE H. DERIVATIVES

The Company is subject to interest rate risk related to the Senior Secured Credit Facility and enters into interest rate swaps that are based on LIBOR to manage a portion of this exposure. The interest rate swaps are designated as cash flow hedges that qualify for hedge accounting under the hypothetical derivative method. Fair value adjustments are recorded as a component of Accumulated other comprehensive loss, net of tax (“AOCL”) in the Condensed Consolidated Balance Sheets. Balances in AOCL are reclassified to earnings when transactions related to the underlying risk are settled. As of June 30, 2022, the Company held interest rate swaps effective from September 2019 to September 2025 with notional values totaling $250 million and a weighted average LIBOR fixed rate of 3.04%, interest rate swaps effective from September 2019 to September 2022 with notional values totaling $250 million and a weighted average LIBOR fixed rate of 3.01% and interest rate swaps effective from September 2022 to September 2025 with notional values totaling $250 million and a weighted average LIBOR fixed rate of 2.82%. See "Note F. Fair Value of Financial Instruments” for information regarding the fair value of the Company’s interest rate swaps.

The following tabular disclosures further describe the Company’s interest rate derivatives qualifying and designated for hedge accounting and their impact on the financial condition of the Company (dollars in millions):

		Fair Value
	Balance Sheet Location	June 30, 2022	December 31, 2021
Derivative Assets:
Interest rate swaps	Other current assets	$1	$—
	Other non-current assets	2	—
Total derivative assets		$3	$—

Derivative Liabilities:
Interest rate swaps	Other current liabilities	$1	$10
	Other non-current liabilities	—	21
Total derivative liabilities		$1	$31

The balance of net derivative gains and (losses) recorded in AOCL as of June 30, 2022 and December 31, 2021 was $2 million and ($31) million, respectively. See "Note O. Accumulated Other Comprehensive Loss” for information regarding activity recorded as a component of AOCL during the three and six months ended June 30, 2022 and 2021. As of June 30, 2022, the Company had $2 million of derivative losses recorded in AOCL expected to be reclassified to earnings within the next twelve months.

NOTE I. PRODUCT WARRANTY LIABILITIES

As of June 30, 2022, current and non-current product warranty liabilities were $28 million and $25 million, respectively. As of June 30, 2021, current and non-current product warranty liabilities were $29 million and $31 million, respectively.

Product warranty liability activities consist of the following (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Beginning balance	$53	$62	$53	$66
Payments	(8)	(8)	(15)	(16)
Increase in liability (warranty issued during period)	5	4	9	8
Net adjustments to liability	3	2	6	2
Ending balance	$53	$60	$53	$60

NOTE J. DEFERRED REVENUE

As of June 30, 2022, current and non-current deferred revenue was $39 million and $96 million, respectively. As of June 30, 2021, current and non-current deferred revenue was $39 million and $103 million, respectively.

Deferred revenue activity consists of the following (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Beginning balance	$132	$142	$136	$143
Increases	13	9	20	16
Revenue earned	(10)	(9)	(21)	(17)
Ending balance	$135	$142	$135	$142

Deferred revenue recorded in current and non-current liabilities related to ETC as of June 30, 2022 was $30 million and $85 million, respectively. Deferred revenue recorded in current and non-current liabilities related to ETC as of June 30, 2021 was $30 million and $87 million, respectively.

NOTE K. LEASES

Contracts are assessed by the Company to determine if the contract conveys the right to control an identified asset in exchange for consideration during a period of time. The Company classifies all identified leases as either operating or finance leases. As of June 30, 2022, the Company was not a party to any finance leases. Contracts that contain leases are assessed to determine if the consideration in the contract is related to a lease component, non-lease component or other components not related to the lease. Lease components are recorded as right-of-use (“ROU”) assets and lease liabilities while any non-lease component is expensed as incurred. The consideration in the contract related to other components not related to the lease is allocated among the lease component and the non-lease component, as applicable, based on the stand-alone selling price of the lease and non-lease components.

Certain lease contracts may contain an option to extend or terminate the lease. The Company considers the economic impact of extension and termination options by contract. If the Company concludes it is reasonably certain an option will be exercised, that option is included in the lease term and impacts the amount recorded as an ROU asset and lease liability at inception of the contract.

The Company's lease liability is determined by discounting the future cash flows over the lease period. The Company determines its discount rates utilizing current secured financing rates based on the length of the lease period plus the Company's margin over LIBOR on the Term Loan. The Company believes this rate effectively represents a borrowing rate the Company could obtain on a debt instrument possessing similar terms as the lease. Lease liabilities are classified between current and non-current liabilities based on the terms of the underlying leases. The weighted average discount rate on operating leases as of June 30, 2022 and December 31, 2021 was 4.26% and 4.25%, respectively.

As of June 30, 2022, the Company recorded current and non-current operating lease liabilities of $4 million and $11 million, respectively. As of December 31, 2021, the Company recorded current and non-current operating lease liabilities of $4 million and $13 million, respectively. The following table reconciles future undiscounted cash flows for operating leases as of June 30, 2022 to total operating lease liabilities:

June 30, 2022
2022	$2
2023	4
2024	2
2025	2
2026	1
Thereafter	6
Total lease payments	$17
Less: Interest	2
Present value of lease liabilities	$15

ROU assets are calculated as the related lease liability adjusted for lease incentives, prepayments and the effect of escalating lease payments on period expense. The below table depicts the ROU assets held by the Company based on the underlying asset:

	June 30, 2022	December 31, 2021
Buildings	$14	$16
Land	1	1
Vehicles	1	1
Total ROU assets	$16	$18

The weighted average remaining lease term as of June 30, 2022 and June 30, 2021 was 6.8 years and 7.1 years, respectively.

Operating lease expense was $2 million for each of the three months ended June 30, 2022 and 2021 and $3 million for each of the six months ended June 30, 2022 and 2021, and was recorded within Selling, general and administrative expense and Engineering - research and development on the Company's Condensed Consolidated Statements of Comprehensive Income. There was no material short-term operating lease expense for any of the three or six months ended June 30, 2022 or 2021.

The calculation of the Company's ROU assets and lease liabilities did not include cash consideration as of either June 30, 2022 or December 31, 2021. During the six months ended June 30, 2022 and 2021, the Company recorded zero and $1 million, respectively, of new ROU assets obtained in exchange for lease obligations.

NOTE L. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (dollars in millions):

	June 30, 2022	December 31, 2021
Payroll and related costs	$48	$80
Sales allowances	33	39
Accrued interest payable	24	24
Taxes payable	17	14
Vendor buyback obligation	15	16
OPEB liability	4	4
Lease liability	4	4
Derivative liabilities	1	10
Other accruals	14	13
Total	$160	$204

NOTE M. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost (credit) consist of the following (dollars in millions):

	Pension Plans		Post-retirement Benefits
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2022	2021	2022	2021
Net periodic benefit cost (credit):
Service cost	$2	$2	$1	$1
Interest cost	2	2	—	1
Expected return on assets	(2)	(2)	—	—
Prior service credit	—	—	(2)	(3)
Net periodic benefit cost (credit)	$2	$2	$(1)	$(1)

	Pension Plans		Post-retirement Benefits
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net periodic benefit cost (credit):
Service cost	$4	$5	$1	$1
Interest cost	3	3	1	1
Expected return on assets	(4)	(4)	—	—
Prior service credit	—	—	(5)	(5)
Net periodic benefit cost (credit)	$3	$4	$(3)	$(3)

The components of net periodic benefit cost (credit) other than the service cost component are included in Other (expense) income, net in the Condensed Consolidated Statements of Comprehensive Income.

NOTE N. INCOME TAXES

For the three and six months ended June 30, 2022, the Company recorded total income tax expense of $32 million and $66 million, respectively. The effective tax rate for each of the three and six months ended June 30, 2022 was 21%. For the three and six months ended June 30, 2021, the Company recorded total income tax expense of $30 million and $64 million, respectively. The effective tax rate for the three and six months ended June 30, 2021 was 21% and 22%, respectively.

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

In accordance with the FASB’s authoritative guidance on accounting for income taxes, the Company has recorded a liability for unrecognized tax benefits related to a 2010 Research and Development Credit as of June 30, 2022 and December 31, 2021. The accounting guidance prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company's returns will remain subject to examination by various taxing authorities for the duration of the applicable statute of limitations (generally three years from the later of the date of filing or the due date of the return).

NOTE O. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables reconcile changes in AOCL by component (net of tax, dollars in millions):

	Three months ended
	Pension and OPEB liability adjustments	Interest rate swaps	Foreign currency items	Total
AOCL as of March 31, 2021	$(21)	$(35)	$(30)	$(86)
Other comprehensive (loss) income before reclassifications	—	(2)	4	2
Amounts reclassified from AOCL	(3)	3	—	—
Income tax benefit	1	—	—	1
Net current period other comprehensive (loss) income	$(2)	$1	$4	$3
AOCL as of June 30, 2021	$(23)	$(34)	$(26)	$(83)
AOCL as of March 31, 2022	$(19)	$(5)	$(32)	$(56)
Other comprehensive income (loss) before reclassifications	—	5	(8)	(3)
Amounts reclassified from AOCL	(2)	3	—	1
Income tax expense	—	(2)	—	(2)
Net current period other comprehensive (loss) income	$(2)	$6	$(8)	$(4)
AOCL as of June 30, 2022	$(21)	$1	$(40)	$(60)

	Six months ended
	Pension and OPEB liability adjustments	Interest rate swaps	Foreign currency items	Total
AOCL as of December 31, 2020	$(19)	$(46)	$(24)	$(89)
Other comprehensive income (loss) before reclassifications	—	8	(2)	6
Amounts reclassified from AOCL	(5)	7	—	2
Income tax benefit (expense)	1	(3)	—	(2)
Net current period other comprehensive (loss) income	$(4)	$12	$(2)	$6
AOCL as of June 30, 2021	$(23)	$(34)	$(26)	$(83)
AOCL as of December 31, 2021	$(17)	$(24)	$(32)	$(73)
Other comprehensive income (loss) before reclassifications	—	27	(8)	19
Amounts reclassified from AOCL	(5)	6	—	1
Income tax benefit (expense)	1	(8)	—	(7)
Net current period other comprehensive (loss) income	$(4)	$25	$(8)	$13
AOCL as of June 30, 2022	$(21)	$1	$(40)	$(60)

	Amounts reclassified from AOCL
AOCL Components	Three months ended June 30, 2022	Three months ended June 30, 2021	Affected line item in the Condensed Consolidated Statements of Comprehensive Income
Interest rate swaps	$(3)	$(3)	Interest expense, net
Prior service cost	2	3	Other (expense) income, net
Total reclassifications, before tax	$(1)	$—	Income before income taxes
Total reclassifications, net of tax	$(1)	$—

	Amounts reclassified from AOCL
AOCL Components	Six months ended June 30, 2022	Six months ended June 30, 2021	Affected line item in the Condensed Consolidated Statements of Comprehensive Income
Interest rate swaps	$(6)	$(7)	Interest expense, net
Prior service cost	5	5	Other (expense) income, net
Total reclassifications, before tax	$(1)	$(2)	Income before income taxes
Total reclassifications, net of tax	$(1)	$(2)

Prior service cost and actuarial loss are included in the computation of the Company’s net periodic benefit cost (credit). See "Note M. Employee Benefit Plans” for additional details.

NOTE P. COMMITMENTS AND CONTINGENCIES

Environmental Matters

The Company has an agreement with the Environmental Protection Agency to perform remedial activities at the Company’s Indianapolis, Indiana manufacturing facilities related to historical soil and groundwater contamination. As of June 30, 2022, the Company had a liability recorded in the amount of $3 million.

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

NOTE Q. EARNINGS PER SHARE

The Company presents both basic and diluted earnings per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted EPS is calculated by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during the reporting period that are calculated using the treasury stock method for stock-based awards. The treasury stock method assumes that the Company uses the proceeds from the exercise of awards to repurchase common stock at the average market price during the period. The assumed proceeds under the treasury stock method include the purchase price that the grantee will pay in the future and compensation cost for future service that the Company has not yet recognized. For the three and six months ended June 30, 2022, there were 2 million and 1 million, respectively, outstanding stock options excluded from the diluted EPS calculation because they were anti-dilutive. For each of the three and six months ended June 30, 2021, there were 1 million outstanding stock options excluded from the diluted EPS calculation because they were anti-dilutive.

The following table reconciles the numerators and denominators used to calculate basic EPS and diluted EPS (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$122	$110	$251	$230
Weighted average shares of common stock outstanding	97	109	97	110
Dilutive effect of stock-based awards	—	—	1	1
Diluted weighted average shares of common stock outstanding	97	109	98	111
Basic earnings per share attributable to common stockholders	$1.26	$1.01	$2.59	$2.09
Diluted earnings per share attributable to common stockholders	$1.26	$1.01	$2.56	$2.07

NOTE R. COMMON STOCK

The Company's current stock repurchase program (the "Repurchase Program") was authorized by the Board of Directors in 2016. On February 24, 2022, the Board of Directors authorized the Company to repurchase an additional $1,000 million of its common stock, bringing the total amount authorized under the Repurchase Program to $4,000 million.

During the three and six months ended June 30, 2022, the Company repurchased $34 million and $115 million, respectively, of its common stock under the Repurchase Program, leaving $1,199 million of authorized repurchases remaining under the Repurchase Program as of June 30, 2022. The Repurchase Program has no termination date, and the timing and amount of stock purchases are subject to market conditions and corporate needs. The Repurchase Program may be modified, suspended or discontinued at any time at the Company’s discretion.

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

The purchase price allocation for this transaction resulted in the recognition of goodwill, intangible assets and property, plant and equipment of $13 million, $8 million and $2 million, respectively. The Company has completed its initial accounting for the fair value of the acquired assets and liabilities, and any adjustments identified in the measurement period, which will not exceed one year from the acquisition date, will be accounted for prospectively.

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

The statements in this discussion regarding industry trends, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Cautionary Note Regarding Forward-Looking Statements” and Part II, Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 as filed with the Securities and Exchange Commission (“SEC”) on April 28, 2022, and in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on February 17, 2022. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

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

Trends Impacting Our Business

During the first half of 2022, global markets continued to experience supply chain, labor and raw material constraints, as a result of factors including the COVID-19 pandemic and the war in Ukraine, that created volatility in our business performance. As a result, we experienced, and expect to continue to experience, raw material and component part price inflation, increased freight and logistics costs, increased labor costs as a result of labor shortages and increased foreign exchange volatility. In addition, despite increased customer demand, our net sales for the first half of 2022 were negatively impacted as a result of our customers’ inability to secure components from the broader commercial vehicle supply base which resulted in reduced commercial vehicle build schedules. We expect that commercial vehicle build schedules will continue to be negatively impacted by the availability of components throughout the remainder of 2022.

To limit the spread of variants and sub-variants of COVID-19, governments have taken, and may in the future take, various actions that have impacted, and may continue to impact, our employees, operations, customers and supply base, including the administration or mandate of vaccinations, travel bans and restrictions, quarantines, curfews, stay-at-home orders, social distancing guidelines and business shutdowns and closures.

Our net sales are driven by commercial vehicle production, which tends to be highly correlated to macroeconomic conditions. In 2022, we expect higher customer demand in the Global On-Highway, Global Off-Highway and Service Parts, Support Equipment & Other end markets as well as price increases on certain products.

Second Quarter Net Sales by End Market (dollars in millions)

End Market	Q2 2022 Net Sales	Q2 2021 Net Sales	% Variance
North America On-Highway	$340	$302	13%
North America Off-Highway	20	9	122%
Defense	29	48	(40)%
Outside North America On-Highway	105	98	7%
Outside North America Off-Highway	32	18	78%
Service Parts, Support Equipment and Other	138	128	8%
Total Net Sales	$664	$603	10%

North America On-Highway end market net sales were up 13% for the second quarter 2022 compared to the second quarter 2021, principally driven by continued strength in customer demand for last mile delivery, regional haul and vocational trucks.

Global Off-Highway end market net sales were up $25 million for the second quarter 2022 compared to the second quarter 2021, principally driven by sustained demand for hydraulic fracturing applications in the energy sector as well as higher demand in the mining and construction sectors.

Defense end market net sales were down 40% for the second quarter 2022 compared to the second quarter 2021, principally driven by lower demand for Tracked vehicle applications.

Outside North America On-Highway end market net sales were up 7% for the second quarter 2022 compared to the second quarter 2021, principally driven by higher demand in Europe and South America.

Service Parts, Support Equipment and Other end market net sales were up 8% for the second quarter 2022 compared to the second quarter 2021, principally driven by North America service parts and global support equipment.

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

Cost of sales

Our primary components of cost of sales are purchased parts, overhead expense related to our manufacturing operations and direct labor associated with the manufacture and assembly of propulsion solutions and parts. For the six months ended June 30, 2022, direct material costs were approximately 67%, overhead costs were approximately 26%, and direct labor costs were approximately 7% of total cost of sales. We are subject to changes in our cost of sales caused by movements in underlying commodity prices. We seek to hedge against this risk by using long-term agreements, as appropriate. See Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk —Commodity Price Risk” included below.

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

Non-GAAP Financial Measures

We use Adjusted Earnings before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) and Adjusted EBITDA as a percent of net sales to measure our operating profitability. We believe that Adjusted EBITDA and Adjusted EBITDA as a percent of net sales provide management, investors and creditors with useful measures of the operational results of our business and increase the period-to-period comparability of our operating profitability and comparability with other companies. Adjusted EBITDA as a percent of net sales is also used in the calculation of management’s incentive compensation program. The most directly comparable U.S. generally accepted accounting principles (“GAAP”) measure to Adjusted EBITDA and Adjusted EBITDA as a percent of net sales is Net income and Net income as a percent of net sales, respectively. Adjusted EBITDA is calculated as earnings before interest expense, net, income tax expense, amortization of intangible assets, depreciation of property, plant and equipment and other adjustments as defined by the Second Amended and Restated Credit Agreement dated as of March 29, 2019, as amended (the “Credit Agreement”) governing Allison Transmission, Inc.’s (“ATI”), our wholly-owned subsidiary, term loan facility in the amount of $628 million due March 2026 (“Term Loan”). Adjusted EBITDA as a percent of net sales is calculated as Adjusted EBITDA divided by net sales.

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

The following is a reconciliation of Net income and Net income as a percent of net sales to Adjusted EBITDA and Adjusted EBITDA as a percent of net sales and a reconciliation of Net cash provided by operating activities to Adjusted free cash flow:

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited, dollars in millions)	2022	2021	2022	2021
Net income (GAAP)	$122	$110	$251	$230
plus:
Income tax expense	32	30	66	64
Interest expense, net	30	30	59	59
Depreciation of property, plant and equipment	26	26	53	51
Amortization of intangible assets	12	11	23	23
Unrealized (gain) loss on marketable securities (a)	(4)	—	11	—
Stock-based compensation expense (b)	6	5	9	8
Technology-related investment gain (c)	—	—	(6)	—
Unrealized loss on foreign exchange (d)	2	1	3	—
Acquisition-related earnouts (e)	1	—	2	—
Adjusted EBITDA (Non-GAAP)	$227	$213	$471	$435
Net sales (GAAP)	$664	$603	$1,341	$1,191
Net income as a percent of net sales (GAAP)	18.4%	18.2%	18.7%	19.3%
Adjusted EBITDA as a percent of net sales (Non-GAAP)	34.2%	35.3%	35.1%	36.5%
Net cash provided by operating activities (GAAP)	$66	$140	$229	$271
Deductions to reconcile to Adjusted free cash flow:
Additions of long-lived assets	(30)	(45)	(50)	(69)
Adjusted free cash flow (Non-GAAP)	$36	$95	$179	$202

(a)
Represents (gain) loss (recorded in Other (expense) income, net) related to an investment in the common stock of Jing-Jin Electric Technologies Co. Ltd.

(b)
Represents stock-based compensation expense (recorded in Cost of sales, Selling, general and administrative, and Engineering - research and development).
(c)
Represents a gain (recorded in Other (expense) income, net) related to investments in co-development agreements to expand our position in propulsion solution technologies.
(d)
Represents losses (recorded in Other (expense) income, net) on intercompany financing transactions related to investments in plant assets for our India facility.
(e)
Represents expenses (recorded in Selling, general and administrative and Engineering – research and development) for earnouts related to our acquisition of Vantage Power Limited.

Results of Operations

Comparison of three months ended June 30, 2022 and 2021

The following table sets forth certain financial information for the three months ended June 30, 2022 and 2021. The following table and discussion should be read in conjunction with the information contained in our condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Three Months Ended June 30,
(unaudited, dollars in millions)	2022	% of net sales	2021	% of net sales
Net sales	$664	100%	$603	100%
Cost of sales	353	53	315	52
Gross profit	311	47	288	48
Operating expenses:
Selling, general and administrative	78	12	80	13
Engineering — research and development	46	7	41	7
Total operating expenses	124	19	121	20
Operating income	187	28	167	28
Interest expense, net	(30)	(5)	(30)	(5)
Other (expense) income, net	(3)	—	3	—
Income before income taxes	154	23	140	23
Income tax expense	(32)	(5)	(30)	(5)
Net income	$122	18%	$110	18%

Net sales

Net sales for the quarter ended June 30, 2022 were $664 million compared to $603 million for the quarter ended June 30, 2021, an increase of 10%. The increase was principally driven by a $38 million, or 13%, increase in net sales in the North America On-Highway end market principally driven by continued strength in customer demand for last mile delivery, regional haul and vocational trucks, a $25 million, or 93%, increase in net sales in the Global Off-Highway end market principally driven by sustained demand for hydraulic fracturing applications in the energy sector as well as higher demand in the mining and construction sectors, a $10 million, or 8%, increase in net sales in the Service Parts, Support Equipment and Other end market principally driven by North America service parts and global support equipment and a $7 million, or 7%, increase in net sales in the Outside North America On-Highway end market principally driven by higher demand in Europe and South America, partially offset by a $19 million, or 40%, decrease in net sales in the Defense end market principally driven by lower demand for Tracked vehicle applications.

Cost of sales

Cost of sales for the quarter ended June 30, 2022 was $353 million compared to $315 million for the quarter ended June 30, 2021, an increase of 12%. The increase was principally driven by unfavorable material costs and increased direct material and manufacturing expense commensurate with increased net sales.

Gross profit

Gross profit for the quarter ended June 30, 2022 was $311 million compared to $288 million for the quarter ended June 30, 2021, an increase of 8%. The increase was principally driven by $33 million of price increases on certain products and $20 million related to increased net sales, partially offset by $25 million of unfavorable material costs and $3 million of higher manufacturing expense commensurate with increased net sales. Gross profit as a percent of net sales for the three months ended June 30, 2022 decreased 100 basis points compared to the same period in 2021 principally driven by increased cost of goods sold, partially offset by price increases on certain products.

Selling, general and administrative

Selling, general and administrative expenses for the quarter ended June 30, 2022 were $78 million compared to $80 million for the quarter ended June 30, 2021, a decrease of 3%. The decrease was principally driven by lower commercial activities spending.

Engineering — research and development

Engineering expenses for the quarter ended June 30, 2022 were $46 million compared to $41 million for the quarter ended June 30, 2021, an increase of 12%. The increase was principally driven by increased product initiatives spending.

Interest expense, net

Interest expense, net for each of the quarters ended June 30, 2022 and 2021 was $30 million.

Other (expense) income, net

Other (expense) income, net for the quarter ended June 30, 2022 was ($3) million compared to $3 million for the quarter ended June 30, 2021. The change was principally driven by $5 million of unfavorable foreign exchange and $3 million of unfavorable change associated with assets held in a rabbi trust, partially offset by a $4 million unrealized gain on marketable securities.

Income tax expense

Income tax expense for the three months ended June 30, 2022 was $32 million, resulting in an effective tax rate of 21%, compared to $30 million of income tax expense and an effective tax rate of 21% for the three months ended June 30, 2021. The increase in income tax expense was principally driven by increased taxable income.

Comparison of six months ended June 30, 2022 and 2021

The following table sets forth certain financial information for the six months ended June 30, 2022 and 2021. The following table and discussion should be read in conjunction with the information contained in our condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Six Months Ended June 30,
(unaudited, dollars in millions)	2022	% of net sales	2021	% of net sales
Net sales	$1,341	100%	$1,191	100%
Cost of sales	710	53	612	51
Gross profit	631	47	579	49
Operating expenses:
Selling, general and administrative	153	11	153	13
Engineering — research and development	89	7	79	7
Total operating expenses	242	18	232	20
Operating income	389	29	347	29
Interest expense, net	(59)	(4)	(59)	(5)
Other (expense) income, net	(13)	(1)	6	1
Income before income taxes	317	24	294	25
Income tax expense	(66)	(5)	(64)	(6)
Net income	$251	19%	$230	19%

Net sales

Net sales for the six months ended June 30, 2022 were $1,341 million compared to $1,191 million for the six months ended June 30, 2021, an increase of 13%. The increase was principally driven by a $65 million, or 10%, increase in net sales in the North America On-Highway end market principally driven by continued strength in customer demand for last mile delivery, regional haul and vocational trucks, a $55 million, or 122%, increase in net sales in the Global Off-Highway end market principally driven by sustained demand for hydraulic fracturing applications in the energy sector as well as higher demand in the mining and construction sectors, a $32 million, or 18%, increase in net sales in the Outside North America On-Highway end market principally driven by higher demand across Europe, Asia and South America and our continued execution of growth initiatives and a $27 million, or 11%, increase in net sales in the Service Parts, Support Equipment and Other end market principally driven by North America service parts and global support equipment, partially offset by a $29 million, or 31%, decrease in net sales in the Defense end market principally driven by lower demand for Tracked vehicle applications.

Cost of sales

Cost of sales for the six months ended June 30, 2022 was $710 million compared to $612 million for the six months ended June 30, 2021, an increase of 16%. The increase was principally driven by unfavorable material costs and increased direct material and manufacturing expense commensurate with increased net sales.

Gross profit

Gross profit for the six months ended June 30, 2022 was $631 million compared to $579 million for the six months ended June 30, 2021, an increase of 9%. The increase was principally driven by $69 million related to increased net sales and $53 million of price increases on certain products, partially offset by $57 million of unfavorable material costs and $11 million of higher manufacturing expense commensurate with increased net sales. Gross profit as a percent of net sales for the six months ended June 30, 2022 decreased 150 basis points compared to the same period in 2021 principally driven by increased cost of goods sold, partially offset by price increases on certain products.

Selling, general and administrative

Selling, general and administrative expenses for each of the six months ended June 30, 2022 and 2021 were $153 million. Selling, general and administrative expense for the six months ended June 30, 2022 consisted of lower incentive compensation expense and higher commercial activities spending as compared to the six months ended June 30, 2021.

Engineering — research and development

Engineering expenses for the six months ended June 30, 2022 were $89 million compared to $79 million for the six months ended June 30, 2021, an increase of 13%. The increase was principally driven by increased product initiatives spending.

Interest expense, net

Interest expense, net for each of the six months ended June 30, 2022 and 2021 was $59 million.

Other (expense) income, net

Other (expense) income, net for the six months ended June 30, 2022 was ($13) million compared to $6 million for the six months ended June 30, 2021. The change was principally driven by an $11 million unrealized loss on marketable securities, $7 million of unfavorable foreign exchange and $5 million of unfavorable change associated with assets held in a rabbi trust, partially offset by a $6 million gain related to technology-related investments.

Income tax expense

Income tax expense for the six months ended June 30, 2022 was $66 million, resulting in an effective tax rate of 21%, compared to $64 million of income tax expense and an effective tax rate of 22% for the six months ended June 30, 2021. The increase in income tax expense was principally driven by increased taxable income.

Liquidity and Capital Resources

We generate cash primarily from our operations to fund our operating, investing and financing activities. Our principal uses of cash are operating expenses, capital expenditures, working capital needs, debt service, dividends on common stock, stock repurchases and strategic growth initiatives, including investments, acquisitions and collaborations. Our ability to generate cash in the future and our future uses of cash are subject to general economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control. We had total available cash and cash equivalents of $122 million and $127 million as of June 30, 2022 and December 31, 2021, respectively. Of the available cash and cash equivalents, $102 million was deposited in operating accounts and $20 million was invested in U.S. government backed securities as of June 30, 2022, compared to December 31, 2021, when all of the $127 million was deposited in operating accounts.

As of June 30, 2022, the total of cash held by foreign subsidiaries was $56 million, the majority of which was at our subsidiaries located in China, the Netherlands and India. We manage our worldwide cash requirements considering available funds among the subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. As a result, we do not currently anticipate any local liquidity restrictions will preclude us from funding our targeted initiatives or operating needs with local resources.

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

Our liquidity requirements are significant, primarily due to our debt service requirements. As of June 30, 2022, we had $628 million of indebtedness associated with ATI’s Term Loan, $400 million of indebtedness associated with ATI’s 4.75% Senior Notes due October 2027 (“4.75% Senior Notes”), $500 million of indebtedness associated with ATI’s 5.875% Senior Notes due June 2029 (“5.875% Senior Notes”) and $1,000 million of indebtedness associated with ATI’s 3.75% Senior Notes due January 2031 (“3.75% Senior Notes” and, together with the 4.75% Senior Notes and 5.875% Senior Notes, the “Senior Notes”). Short-term and long-term debt service liquidity requirements consist of $2 million of minimum required quarterly principal payments on ATI’s Term Loan through its maturity date of March 2026 and periodic interest payments on ATI’s Term Loan and the Senior Notes. There are no required quarterly principal payments on ATI’s Senior Notes. Long-term debt service liquidity requirements also consist of the payment in full of any remaining principal balance of ATI’s Term Loan and the Senior Notes upon their respective maturity dates.

We made $3 million of principal payments on the Term Loan during each of the six months ended June 30, 2022 and 2021. Our ability to make payments on and refinance our indebtedness and to fund planned capital expenditures and growth initiatives will depend on our ability to generate cash in the future.

The Senior Secured Credit Facility provides for a $650 million Revolving Credit Facility, net of an allowance for up to $75 million in outstanding letter of credit commitments. Throughout the six months ended June 30, 2022, the Company made periodic withdrawals and payments on the Revolving Credit Facility as part of the Company's cash management plans. The maximum amount outstanding at any time during the six months ended June 30, 2022 was $75 million. As of June 30, 2022, we had $645 million available under the Revolving Credit Facility, net of $5 million in letters of credit. As of June 30, 2022, we had no amounts outstanding under the Revolving Credit Facility. If we have commitments outstanding on the Revolving Credit Facility at the end of a fiscal quarter, the Senior Secured Credit Facility requires us to maintain a specified maximum first lien net leverage ratio of 5.50x. Additionally, within the terms of the Senior Secured Credit Facility, a first lien net leverage ratio at or below 4.00x results in the elimination of excess cash flow payments on the Senior Secured Credit Facility for the applicable year. As of June 30, 2022, our first lien net leverage ratio was 0.58x. The Senior Secured Credit Facility also provides certain financial incentives based on our first lien net leverage ratio. A first lien net leverage ratio at or below 4.00x and above 3.50x results in a 25 basis point reduction to the applicable margin on the Revolving Credit Facility. A first lien net leverage ratio at or below 3.50x results in an additional 25 basis point reduction to the applicable margin on the Revolving Credit Facility. These reductions remain in effect as long as we achieve a first lien net leverage ratio at or below the related threshold.

In addition, the Credit Agreement includes, among other things, customary restrictions (subject to certain exceptions) on our ability to incur certain indebtedness, grant certain liens, make certain investments, engage in acquisitions, consolidations and mergers, declare or pay certain dividends, and repurchase shares of our common stock. The indentures governing the Senior Notes contain negative covenants restricting or limiting our ability to, among other things, incur or guarantee additional indebtedness, incur liens, pay dividends on, redeem or repurchase our capital stock, make certain investments, permit payment or dividend restrictions on certain of our subsidiaries, sell assets, engage in certain transactions with affiliates, and consolidate or merge or sell all or substantially all of our assets. As of June 30, 2022, we are in compliance with all covenants under the Senior Secured Credit Facility and indentures governing the Senior Notes.

Our credit ratings and outlook are reviewed periodically by Moody’s Investors Service, Inc. (“Moody’s”) and Fitch Ratings, Inc. (“Fitch”). As of June 30, 2022, our credit ratings and outlook from both Moody's and Fitch are shown in the table below:

June 30, 2022
Credit Ratings	Moody's	Fitch
Corporate Credit	Ba1	BB
Term Loan	Baa2	BBB-
4.75% Senior Notes	Ba2	BB
5.875% Senior Notes	Ba2	BB
3.75% Senior Notes	Ba2	BB

Our current stock repurchase program (the "Repurchase Program") was originally authorized by the Board of Directors in 2016. On February 24, 2022, the Board of Directors authorized us to repurchase an additional $1,000 million of our common stock, bringing the total amount authorized under the Repurchase Program to $4,000 million. During the six months ended June 30, 2022, we repurchased approximately $115 million of our common stock under the Repurchase Program. All of the repurchase transactions during the six months ended June 30, 2022 were settled in cash during the same period. As of June 30, 2022, we had approximately $1,199 million available under the Repurchase Program.

The following table shows our sources and uses of funds for the six months ended June 30, 2022 and 2021 (in millions):

	Six Months Ended June 30,
Statements of Cash Flows Data	2022	2021
Cash flows provided by operating activities	$229	$271
Cash flows used for investing activities	$(68)	$(69)
Cash flows used for financing activities	$(162)	$(274)

Generally, cash provided by operating activities has been adequate to fund our operations. We have significant liquidity, including $122 million of cash and cash equivalents and $645 million available under the Revolving Credit Facility, net of $5 million of letters of credit, as of June 30, 2022. At this time, we believe cash provided by operating activities, cash and cash equivalents and borrowing capacity under the Senior Secured Credit Facility will be sufficient to meet our known and anticipated cash requirements for the next twelve months and thereafter.

Cash provided by operating activities

Operating activities for the six months ended June 30, 2022 generated $229 million of cash compared to $271 million for the six months ended June 30, 2021. The decrease was principally driven by higher cash incentive compensation payments, higher cash interest payments and higher cash income taxes, partially offset by higher gross profit and lower operating working capital funding requirements.

Cash used for investing activities

Investing activities for the six months ended June 30, 2022 used $68 million of cash compared to $69 million for the six months ended June 30, 2021. The decrease was principally driven by a $19 million decrease in capital expenditures and $6 million of proceeds from technology-related investments received in 2022, partially offset by $23 million in cash paid for business acquisitions during 2022.

Cash used for financing activities

Financing activities for the six months ended June 30, 2022 used $162 million of cash compared to $274 million for the six months ended June 30, 2021. The decrease was principally driven by $111 million of decreased stock repurchases under the Repurchase Program.

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

Critical Accounting Policies and Significant Accounting Estimates

A discussion of our critical accounting policies and significant accounting estimates is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the U.S SEC on February 17, 2022. The preparation of the condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the applicable reporting period. Actual results could differ materially from these estimates. Changes in estimates are recorded in results of operations in the period that the events or circumstances giving rise to such changes occur. Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported for the three and six months ended June 30, 2022.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See "Note B. Summary of Significant Accounting Policies” in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. The words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Although forward-looking statements reflect management’s good faith beliefs, reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements speak only as of the date the statements are made. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to: increases in cost, disruption of supply or shortage of labor, freight, raw materials or components used to manufacture or transport our products or those of our customers or suppliers, including as a result of the war in Ukraine and the COVID-19 pandemic; global economic conditions; the duration and spread of the COVID-19 pandemic, including new variants of the virus and the pace and availability of vaccines and boosters, mitigating efforts deployed by government agencies and the public at large, and the overall impact from such outbreak on economic conditions, financial market volatility and our business, including but not limited to the operations of our manufacturing and other facilities, the availability of labor, our supply chain, our distribution processes and demand for our products and the corresponding impacts to our net sales and cash flow; our participation in markets that are competitive; our ability to prepare for, respond to and successfully achieve our objectives relating to technological and market developments, competitive threats and changing customer needs, including with respect to electric hybrid and fully electric commercial vehicles; the highly cyclical industries in which certain of our end users operate; uncertainty in the global regulatory and business environments in which we operate; the concentration of our net sales in our top five customers and the loss of any one of these; the failure of markets outside North America to increase adoption of fully automatic transmissions; the success of our research and development efforts, the outcome of which is uncertain; U.S. and foreign defense spending; risks associated with our international operations, including acts of war and increased trade protectionism; general economic and industry conditions; the discovery of defects in our products, resulting in delays in new model launches, recall campaigns and/or increased warranty costs and reduction in future sales or damage to our brand and reputation; our ability to identify, consummate and effectively integrate acquisitions and collaborations; labor strikes, work stoppages or similar labor disputes, which could significantly disrupt our operations or those of our principal customers or suppliers; and risks related to our indebtedness.

Important factors that could cause actual results to differ materially from our expectations are disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on February 17, 2022 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 as filed with the SEC on April 28, 2022. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other SEC filings or public communications. You should evaluate all forward-looking statements made in this Quarterly Report on Form 10-Q in the context of these risks and uncertainties.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk consists of changes in interest rates, foreign currency rate fluctuations and movements in commodity prices.

Interest Rate Risk

We are subject to interest rate market risk in connection with a portion of our long-term debt. Our principal interest rate exposure relates to outstanding amounts under our Senior Secured Credit Facility. Our Senior Secured Credit Facility provides for variable rate borrowings of up to $1,273 million, including $645 million under our Revolving Credit Facility, net of $5 million of letters of credit. A one-eighth percent increase or decrease in assumed interest rates for the Senior Secured Credit Facility, if fully drawn as of June 30, 2022, would have an impact of approximately $1 million on interest expense per year. As of June 30, 2022, we had no outstanding borrowings against the Revolving Credit Facility.

From time to time, we enter into interest rate swap agreements to hedge the risk associated with our variable interest rate debt. As of June 30, 2022, we held interest rate swaps effective from (i) September 2019 to September 2022 with notional values totaling $250 million and a weighted average London Interbank Offered Rate (“LIBOR”) fixed rate of 3.01%, (ii) September 2019 to September 2025 with notional values totaling $250 million and a weighted average LIBOR fixed rate of 3.04% and (iii) September 2022 to September 2025 with notional values totaling $250 million and a weighted average LIBOR fixed rate of 2.82%.

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

Commodity Price Risk

We are subject to changes in our cost of sales caused by movements in underlying commodity prices. As of June 30, 2022, approximately 67% of our cost of sales consists of purchased components with significant raw material content. A substantial portion of the purchased parts are made of aluminum and steel. The cost of aluminum parts includes an adjustment factor on future purchases for fluctuations in aluminum prices based on accepted industry indices. In addition, a substantial amount of steel-based contracts also include an index-based component. As our costs change, we are able to pass through a portion of the changes in commodity prices to certain of our customers according to our long-term agreements (“LTAs”). We historically have not entered into long-term purchase contracts related to the purchase of aluminum and steel.

Assuming current levels of commodity purchases, a 10% variation in the price of aluminum and steel would correspondingly change our earnings by approximately $8 million and $13 million per year, respectively.

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

Item 1A. Risk Factors

There have been no material changes from our risk factors as previously reported in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on February 17, 2022, and as updated in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 as filed with the SEC on April 28, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information related to our repurchases of our common stock on a monthly basis in the three months ended June 30, 2022:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans(1)
April 1 – April 30, 2022	69,664	$34.88	69,664	$1,230,127,815
May 1 – May 31, 2022	82,546	$39.75	82,546	$1,226,846,802
June 1 – June 30, 2022	727,470	$38.91	727,470	$1,198,544,111
.	879,680	$38.67	879,680

(1)
These values reflect the amounts that may be repurchased under the Repurchase Program approved by the Board of Directors on November 14, 2016 and the increases approved by the Board of Directors on November 8, 2017, July 30, 2018, May 9, 2019 and February 24, 2022, which in the aggregate total authorized repurchases of $4,000 million. The Repurchase Program has no termination date.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Description

10.1	Sixth Amended and Restated Non-Employee Director Compensation Policy (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1

Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; and (v) the Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File – The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLISON TRANSMISSION HOLDINGS, INC.

Date: August 4, 2022	By:	/s/ David S. Graziosi

		Name:	David S. Graziosi
		Title:	Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2022	By:	/s/ G. Frederick Bohley

		Name:	G. Frederick Bohley
		Title:	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)