Form 10-Q
period 2023-03-31
Allison Transmission Holdings Inc
filed 2023-04-28
CIK 1411207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 13, 2023, there were 91,055,228 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Allison Transmission Holdings, Inc.

Condensed Consolidated Balance Sheets

(unaudited, dollars in millions, except share and per share data)

	March 31, 2023	December 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$344	$232
Accounts receivable – net of allowance for doubtful accounts of $5	394	363
Inventories	257	224
Other current assets	48	47
Total Current Assets	1,043	866
Property, plant and equipment, net	757	763
Intangible assets, net	867	878
Goodwill	2,075	2,075
Marketable securities	25	22
Other non-current assets	66	67
TOTAL ASSETS	$4,833	$4,671
LIABILITIES
Current Liabilities
Accounts payable	$221	$195
Product warranty liability	27	33
Current portion of long-term debt	6	6
Deferred revenue	45	38
Other current liabilities	227	208
Total Current Liabilities	526	480
Product warranty liability	32	24
Deferred revenue	94	93
Long-term debt	2,500	2,501
Deferred income taxes	525	536
Other non-current liabilities	168	163
TOTAL LIABILITIES	3,845	3,797
Commitments and contingencies (see Note P)
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 1,880,000,000 shares authorized, 91,413,567 shares issued and outstanding and 91,788,885 shares issued and outstanding, respectively	1	1
Non-voting common stock, $0.01 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Paid in capital	1,857	1,848
Accumulated deficit	(845)	(953)
Accumulated other comprehensive loss, net of tax	(25)	(22)
TOTAL STOCKHOLDERS’ EQUITY	988	874
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$4,833	$4,671

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited, dollars in millions, except per share data)

	Three Months Ended March 31,
	2023	2022
Net sales	$741	$677
Cost of sales	380	357
Gross profit	361	320
Selling, general and administrative	87	75
Engineering — research and development	44	43
Operating income	230	202
Interest expense, net	(28)	(29)
Other income (expense), net	10	(10)
Income before income taxes	212	163
Income tax expense	(42)	(34)
Net income	$170	$129
Basic earnings per share attributable to common stockholders	$1.85	$1.32
Diluted earnings per share attributable to common stockholders	$1.85	$1.30
Comprehensive income, net of tax	$167	$146

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited, dollars in millions)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$170	$129
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	26	27
Amortization of intangible assets	11	11
Deferred income taxes	(8)	5
Stock-based compensation	5	3
Unrealized (gain) loss on marketable securities	(3)	15
Technology-related investments gain	(3)	(6)
Other	1	2
Changes in assets and liabilities:
Accounts receivable	(30)	(44)
Inventories	(32)	(6)
Accounts payable	30	43
Other assets and liabilities	26	(17)
Net cash provided by operating activities	193	162
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of long-lived assets	(24)	(20)
Proceeds from technology-related investments	2	6
Business acquisitions	—	(23)
Investment in equity method investee	—	(1)
Net cash used for investing activities	(22)	(38)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(40)	(81)
Dividend payments	(22)	(20)
Proceeds from exercise of stock options	9	—
Taxes paid related to net share settlement of equity awards	(5)	(3)
Payments on long-term debt	(1)	(2)
Borrowings on revolving credit facility	—	95
Payments on revolving credit facility	—	(95)
Net cash used for financing activities	(59)	(106)
Effect of exchange rate changes on cash	—	—
Net increase in cash and cash equivalents	112	18
Cash and cash equivalents at beginning of period	232	127
Cash and cash equivalents at end of period	$344	$145
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
Interest	$29	26
Income taxes	$2	1
Non-cash investing activities:
Capital expenditures in liabilities	$6	15

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited, dollars in millions)

	Three months ended
	Common Stock	Non-voting Common Stock	Preferred Stock	Paid-in Capital	Accumulated (Deficit) Income	Accumulated Other Comprehensive (Loss) Income, net of tax	Stockholders' Equity
Balance at December 31, 2021	$1	$—	$—	$1,832	$(1,126)	$(73)	$634
Stock-based compensation	—	—	—	3	—	—	3
Pension and OPEB liability adjustment	—	—	—	—	—	(2)	(2)
Interest rate swaps	—	—	—	—	—	19	19
Issuance of common stock	—	—	—	(3)	—	—	(3)
Repurchase of common stock	—	—	—	—	(81)	—	(81)
Dividends on common stock	—	—	—	—	(20)	—	(20)
Net income	—	—	—	—	129	—	129
Balance at March 31, 2022	$1	$—	$—	$1,832	$(1,098)	$(56)	$679
Balance at December 31, 2022	$1	$—	$—	$1,848	$(953)	$(22)	$874
Stock-based compensation	—	—	—	5	—	—	5
Pension and OPEB liability adjustment	—	—	—	—	—	(2)	(2)
Foreign currency translation adjustment	—	—	—	—	—	2	2
Interest rate swaps	—	—	—	—	—	(3)	(3)
Issuance of common stock	—	—	—	4	—	—	4
Repurchase of common stock	—	—	—	—	(40)	—	(40)
Dividends on common stock	—	—	—	—	(22)	—	(22)
Net income	—	—	—	—	170	—	170
Balance at March 31, 2023	$1	$—	$—	$1,857	$(845)	$(25)	$988

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

These condensed consolidated financial statements present the financial position, results of comprehensive income, cash flows and statements of stockholders’ equity of the Company. Certain immaterial reclassifications have been made in the condensed consolidated financial statements of prior periods to conform to the current period presentation. These reclassifications had no material impact on previously reported net income, total stockholders’ equity or cash flows. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the Securities and Exchange Commission on February 16, 2023. The interim period financial results for the three-month periods presented are not necessarily indicative of results to be expected for any other interim period or for the entire year.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Estimates include, but are not limited to, sales incentives, government price adjustments, fair market values and future cash flows associated with goodwill, indefinite-lived intangibles, definite-lived intangibles, long-lived asset impairment tests, useful lives for depreciation and amortization, warranty liabilities, core deposit liabilities, environmental liabilities, determination of discount rate and other assumptions for pension and other post-retirement benefit ("OPEB") expense, determination of discount rate and period for leases, income taxes and deferred tax valuation allowances, derivative valuation, assumptions for business combinations and contingencies. The Company’s accounting policies involve the application of judgments and assumptions made by management that include inherent risks and uncertainties. Due to the uncertainty surrounding global economic conditions, including as a result of government actions to control inflation, the war in Ukraine and the ongoing effects of the COVID-19 pandemic, and the resulting impacts on the Company's supply chain, demand for its products, foreign exchange rates, interest rates and the cost and availability of raw materials, labor, energy and transport, actual results could differ materially from these estimates and assumptions used in preparation of the financial statements including, but not limited to, future cash flows associated with goodwill, indefinite-lived intangibles, definite-lived intangibles, long-lived asset impairment tests, determination of discount rate and other assumptions for pension and OPEB expense and income taxes. Changes in estimates are recorded in results of operations in the period that the events or circumstances giving rise to such changes occur.

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

The Company may also use volume-based discounts and rebates as marketing incentives in the sales of both vehicle propulsion solutions and service parts, which are accounted for as variable consideration. The Company records the impact of the incentives as a reduction to revenue when it is determined that the adjustment is not likely to reverse, historically on a quarterly basis. The Company estimates the impact of all other incentives based on the related sales and market conditions in the end market vocation. The Company recorded no material adjustments based on variable consideration for either of the three months ended March 31, 2023 or 2022.

Net sales are made on credit terms, generally 30 days, based on an assessment of the customer’s creditworthiness. For certain goods or services, the Company receives consideration prior to satisfying the related performance obligation. Such consideration is recorded as a contract liability in current and non-current deferred revenue as of March 31, 2023 and December 31, 2022. See "Note J. Deferred Revenue” for more information, including the amount of revenue earned during each of the three months ended March 31, 2023 and 2022 that had been previously deferred. The Company had no material contract assets as of either March 31, 2023 or December 31, 2022.

The Company has one operating segment and reportable segment. The Company is in one line of business, which is the manufacture and distribution of vehicle propulsion solutions. The following presents disaggregated revenue by categories that best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors (dollars in millions):

	Three Months Ended March 31,
	2023	2022
North America On-Highway	$376	$346
North America Off-Highway	24	18
Defense	27	35
Outside North America On-Highway	108	109
Outside North America Off-Highway	23	30
Service Parts, Support Equipment and Other	183	139
Total Net Sales	$741	$677

NOTE D. INVENTORIES

Inventories consisted of the following components (dollars in millions):

	March 31, 2023	December 31, 2022
Purchased parts and raw materials	$128	$115
Work in progress	12	7
Service parts	53	53
Finished goods	64	49
Total inventories	$257	$224

Inventory components shipped to third parties, primarily cores, parts to re-manufacturers, and parts to contract manufacturers, which the Company has an obligation to buy back, are included in purchased parts and raw materials, with an offsetting liability in Other current liabilities. See "Note L. Other Current Liabilities” for more information.

NOTE E. GOODWILL AND OTHER INTANGIBLE ASSETS

As of both March 31, 2023 and December 31, 2022, the carrying value of the Company’s Goodwill was $2,075 million.

The following presents a summary of other intangible assets (dollars in millions):

	March 31, 2023			December 31, 2022
	Intangible assets, gross	Accumulated amortization	Intangible assets, net	Intangible assets, gross	Accumulated amortization	Intangible assets, net
Other intangible assets:
Trade name	$791	$—	$791	$791	$—	$791
In-process research and development	25	—	25	25	—	25
Customer relationships — commercial	839	(802)	37	839	(793)	46
Proprietary technology	484	(478)	6	484	(477)	7
Customer relationships — defense	62	(54)	8	62	(53)	9
Non-compete agreements	1	(1)	—	1	(1)	—
Total	$2,202	$(1,335)	$867	$2,202	$(1,324)	$878

As of March 31, 2023 and December 31, 2022, the carrying value of the Company’s Goodwill and Intangible assets, net was $2,942 million and $2,953 million, respectively.

Amortization expense related to other intangible assets for the next five fiscal years is expected to be (dollars in millions):

	2024	2025	2026	2027	2028
Amortization expense	$9	$5	$2	$1	$1

NOTE F. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Level 3 — Certain inputs are unobservable or have little or no market data available. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At each balance sheet date, the Company performs an analysis of all instruments subject to authoritative accounting guidance and includes, in Level 3, all of those whose fair value is based on significant unobservable inputs. As of March 31, 2023 and December 31, 2022, the Company did not have any Level 3 financial assets or liabilities.

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

The Company’s valuation techniques used to calculate the fair value of derivative instruments represent a market approach with observable inputs that qualify as Level 2 in the fair value hierarchy. The Company uses valuations from the issuing financial institutions for the fair value measurement of interest rate swaps. The floating-to-fixed interest rate swaps are based on the London Interbank Offered Rate ("LIBOR"), which is observable at commonly quoted intervals. The fair values are included in other current and non-current assets and liabilities in the Condensed Consolidated Balance Sheets. See "Note H. Derivatives” for more information regarding the Company's interest rate swaps.

The following table summarizes the fair value of the Company’s financial assets and (liabilities) as of March 31, 2023 and December 31, 2022 (dollars in millions):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		TOTAL
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Cash equivalents	$202	$111	$—	$—	$202	$111
Marketable securities	25	22	—	—	25	22
Derivative assets	—	—	14	18	14	18
Rabbi trust assets	17	15	—	—	17	15
Deferred compensation obligation	(17)	(15)	—	—	(17)	(15)
Total	$227	$133	$14	$18	$241	$151

NOTE G. DEBT

Long-term debt and maturities are as follows (dollars in millions):

	March 31, 2023	December 31, 2022
Long-term debt:
Senior Secured Credit Facility Term Loan, variable, due 2026	$623	$625
Senior Notes, fixed 4.75%, due 2027	400	400
Senior Notes, fixed 5.875%, due 2029	500	500
Senior Notes, fixed 3.75%, due 2031	1,000	1,000
Total long-term debt	$2,523	$2,525
Less: current maturities of long-term debt	6	6
deferred financing costs, net	17	18
Total long-term debt, net	$2,500	$2,501

As of March 31, 2023, the Company had $2,523 million of indebtedness associated with Allison Transmission, Inc.’s (“ATI”), the Company’s wholly-owned subsidiary, 4.75% Senior Notes due October 2027 (“4.75% Senior Notes”), ATI’s 5.875% Senior Notes due June 2029 (“5.875% Senior Notes”), ATI’s 3.75% Senior Notes due January 2031 (“3.75% Senior Notes” and, together with the 4.75% Senior Notes and 5.875% Senior Notes, the “Senior Notes”) and the Second Amended and Restated Credit Agreement dated as of March 29, 2019, as amended (the “Credit Agreement”), governing ATI’s term loan facility in the amount of $623 million due March 2026 (“Term Loan”) and ATI’s revolving credit facility with commitments in the amount of $650 million due September 2025 (“Revolving Credit Facility” and, together with the Term Loan, the “Senior Secured Credit Facility”).

The fair value of the Company’s long-term debt obligations as of March 31, 2023 was $2,341 million. The fair value is based on quoted Level 2 market prices of the Company’s debt as of March 31, 2023. The difference between the fair value and carrying value of the long-term debt is driven primarily by trends in the financial markets.

Senior Secured Credit Facility

In February 2023, the Company and ATI entered into Amendment No. 3 (the "Amendment") to the Credit Agreement. The Amendment replaced the LIBOR interest rate benchmark with the Secured Overnight Financing Rate ("SOFR") and included a 0.1% credit spread adjustment to the SOFR benchmark for all available interest periods. Other than the foregoing, the material terms of the Credit Agreement remained unchanged. The amendment was treated as a modification to the Senior Secured Credit Facility through a practical expedient provided through reference rate reform accounting guidance.

The borrowings under the Senior Secured Credit Facility are collateralized by a lien on substantially all assets of the Company, ATI and certain existing and future U.S. subsidiary guarantors, as provided in the Credit Agreement. Interest on the Term Loan, as of March 31, 2023, is either (a) 1.75% over a SOFR rate on deposits in U.S. dollars for one-, three- or six-month periods (or a twelve-month period if, at the time of the borrowing, consented to by all relevant lenders and the administrative agent) plus a 0.1% credit spread adjustment for all interest periods ("Adjusted Term SOFR"), or (b) 0.75% over the greater of the prime lending rate as quoted by the administrative agent, the Adjusted Term SOFR Rate for an interest period of one month plus 1.00% and the federal funds effective rate published by the Federal Reserve Bank of New York plus 0.50%, subject to a 1.00% floor (the "Base Rate"). As of March 31, 2023, the Company elected to pay the lowest all-in rate of Adjusted Term SOFR plus the applicable margin, or 6.61%, on the Term Loan. The Credit Agreement requires minimum quarterly principal payments on the Term Loan, as well as prepayments from certain net cash proceeds of non-ordinary course asset sales and casualty and condemnation events, the incurrence of certain debt and from a percentage of excess cash flow, if applicable. The minimum required quarterly principal payment on the Term Loan through its maturity date of March 2026 is $2 million. As of March 31, 2023, there had been no payments required for certain net cash proceeds of non-ordinary course asset sales and casualty and condemnation events. The remaining principal balance is due upon maturity.

The Senior Secured Credit Facility also provides a Revolving Credit Facility, net of an allowance for up to $75 million in outstanding letters of credit commitments. During the three months ended March 31, 2023, the Company made no withdrawals on the Revolving Credit Facility. As of March 31, 2023, the Company had $644 million available under the Revolving Credit Facility, net of $6 million in letters of credit. Borrowings under the Revolving Credit Facility bear interest at a variable base rate plus an applicable margin based on the Company’s first lien net leverage ratio. When the Company’s first lien net leverage ratio is above 4.00x, interest on the Revolving Credit Facility is (a) 0.75% over the Base Rate or (b) 1.75% over the Adjusted Term SOFR Rate; when the Company’s first lien net leverage ratio is equal to or less than 4.00x and above 3.50x, interest on the Revolving Credit Facility is (i) 0.50% over the Base Rate or (ii) 1.50% over the Adjusted Term SOFR Rate; and when the Company’s first lien net leverage ratio is equal to or below 3.50x, interest on the Revolving Credit Facility is (y) 0.25% over the Base Rate or (z) 1.25% over the Adjusted Term SOFR Rate. As of March 31, 2023, the applicable margin for the Revolving Credit Facility was 1.25%. In addition, there is an annual commitment fee, based on the Company’s first lien net leverage ratio, on the average unused revolving credit borrowings available under the Revolving Credit Facility. As of March 31, 2023, the commitment fee was 0.25%. Borrowings under the Revolving Credit Facility are payable at the option of the Company throughout the term of the Senior Secured Credit Facility with the balance due in September 2025.

The Senior Secured Credit Facility requires the Company to maintain a specified maximum first lien net leverage ratio of 5.50x when revolving loan commitments remain outstanding on the Revolving Credit Facility at the end of a fiscal quarter. As of March 31, 2023, the Company had no amounts outstanding under the Revolving Credit Facility; however, the Company would have been in compliance with the maximum first lien net leverage ratio, achieving a 0.28x ratio. Additionally, within the terms of the Senior Secured Credit Facility, a first lien net leverage ratio at or below 4.00x results in the elimination of excess cash flow payments on the Senior Secured Credit Facility for the applicable year.

In addition, the Credit Agreement, among other things, includes customary restrictions (subject to certain exceptions) on the Company’s ability to incur certain indebtedness, grant certain liens, make certain investments, engage in acquisitions, consolidations and mergers, declare or pay certain dividends or repurchase shares of the Company’s common stock. As of March 31, 2023, the Company was in compliance with all covenants under the Credit Agreement.

Senior Notes

Each series of the Senior Notes is unsecured and is guaranteed by each of ATI’s domestic subsidiaries that is a borrower under or guarantees the Senior Secured Credit Facility and is unconditionally guaranteed, jointly and severally, by any of ATI’s future domestic subsidiaries that are borrowers under or guarantee the Senior Secured Credit Facility. None of ATI’s domestic subsidiaries currently guarantee its obligations under the Senior Secured Credit Facility, and therefore none of ATI’s domestic subsidiaries currently guarantee any series of the Senior Notes. The indentures governing the Senior Notes contain negative covenants restricting or limiting the Company’s ability to, among other things: incur or guarantee additional indebtedness, incur liens, pay dividends on, redeem or repurchase the Company’s capital stock, make certain investments, permit payment or dividend restrictions on certain of the Company’s subsidiaries, sell assets, engage in certain transactions with affiliates, and consolidate or merge or sell all or substantially all of the Company’s assets. As of March 31, 2023, the Company was in compliance with all covenants under the indentures governing the Senior Notes.

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

NOTE H. DERIVATIVES

The Company is subject to interest rate risk related to the Senior Secured Credit Facility and entered into interest rate swaps that are based on LIBOR to manage a portion of this exposure. The interest rate swaps are designated as cash flow hedges that qualify for hedge accounting under the hypothetical derivative method. Fair value adjustments are recorded as a component of Accumulated other comprehensive loss, net of tax (“AOCL”) in the Condensed Consolidated Balance Sheets. Balances in AOCL are reclassified to earnings when transactions related to the underlying risk are settled. See "Note F. Fair Value of Financial Instruments” for information regarding the fair value of the Company’s interest rate swaps.

As of March 31, 2023, the reference rates for the Company's Senior Secured Credit Facility and interest rate swaps were Adjusted Term SOFR and LIBOR, respectively. Although there is a mismatch in reference rates, the Company continues to qualify for hedge accounting through temporary relief provided through reference rate reform accounting guidance. The Company plans to transition the interest rate swaps' reference rates to Adjusted Term SOFR prior to the December 31, 2024 sunset date of the temporary relief period.

As of March 31, 2023, the Company held interest rate swaps as follows (dollars in millions):

Effective Dates	Notional Amount	Weighted Average LIBOR Fixed Rate
September 2019 - September 2025	$250	3.04%
September 2022 - September 2025	$250	2.82%

The following tabular disclosures further describe the Company’s interest rate derivatives qualifying and designated for hedge accounting and their impact on the financial condition of the Company (dollars in millions):

		Fair Value
	Balance Sheet Location	March 31, 2023	December 31, 2022
Derivative Assets:
Interest rate swaps	Other current assets	$6	$7
	Other non-current assets	8	11
Total derivative assets		$14	$18

The balance of net derivative gains recorded in AOCL as of March 31, 2023 and December 31, 2022 was $14 million and $18 million, respectively. See "Note O. Accumulated Other Comprehensive Loss” for information regarding activity recorded as a component of AOCL during the three months ended March 31, 2023 and 2022. As of March 31, 2023, the Company had $9 million of derivative gains recorded in AOCL expected to be reclassified to earnings within the next twelve months.

NOTE I. PRODUCT WARRANTY LIABILITIES

As of March 31, 2023, current and non-current product warranty liabilities were $27 million and $32 million, respectively. As of March 31, 2022, current and non-current product warranty liabilities were $30 million and $23 million, respectively.

Product warranty liability activities consist of the following (dollars in millions):

	Three Months Ended March 31,
	2023	2022
Beginning balance	$57	$53
Payments	(8)	(7)
Increase in liability (warranty issued during period)	6	4
Net adjustments to liability	4	3
Ending balance	$59	$53

NOTE J. DEFERRED REVENUE

As of March 31, 2023, current and non-current deferred revenue was $45 million and $94 million, respectively. As of March 31, 2022, current and non-current deferred revenue was $35 million and $97 million, respectively.

Deferred revenue activity consists of the following (dollars in millions):

	Three Months Ended March 31,
	2023	2022
Beginning balance	$131	$136
Increases	17	7
Revenue earned	(9)	(11)
Ending balance	$139	$132

Deferred revenue recorded in current and non-current liabilities related to ETC as of March 31, 2023 was $30 million and $84 million, respectively. Deferred revenue recorded in current and non-current liabilities related to ETC as of March 31, 2022 was $29 million and $84 million, respectively.

NOTE K. LEASES

Contracts are assessed by the Company to determine if the contract conveys the right to control an identified asset in exchange for consideration during a period of time. The Company classifies all identified leases as either operating or finance leases. As of March 31, 2023, the Company was not a party to any finance leases. Contracts that contain leases are assessed to determine if the consideration in the contract is related to a lease component, non-lease component or other components not related to the lease. Lease components are recorded as right-of-use (“ROU”) assets and lease liabilities while any non-lease component is expensed as incurred. The consideration in the contract related to other components not related to the lease is allocated among the lease component and the non-lease component, as applicable, based on the stand-alone selling price of the lease and non-lease components.

Certain lease contracts may contain an option to extend or terminate the lease. The Company considers the economic impact of extension and termination options by contract. If the Company concludes it is reasonably certain an option will be exercised, that option is included in the lease term and impacts the amount recorded as an ROU asset and lease liability at inception of the contract.

The Company's lease liability is determined by discounting the future cash flows over the lease period. The Company determines its discount rates utilizing current secured financing rates based on the length of the lease period plus the Company's margin over Adjusted Term SOFR on the Term Loan. The Company believes this rate effectively represents a borrowing rate the Company could obtain on a debt instrument possessing similar terms as the lease. Lease liabilities are classified between current and non-current liabilities based on the terms of the underlying leases. The weighted average discount rate on operating leases as of March 31, 2023 and December 31, 2022 was 4.53% and 4.43%, respectively.

As of March 31, 2023, the Company recorded current and non-current operating lease liabilities of $4 million and $12 million, respectively. As of December 31, 2022, the Company recorded current and non-current operating lease liabilities of $4 million and $13 million, respectively. The following table reconciles future undiscounted cash flows for operating leases as of March 31, 2023 to total operating lease liabilities:

March 31, 2023
2023	$5
2024	3
2025	3
2026	2
2027	2
Thereafter	4
Total lease payments	$19
Less: Interest	3
Present value of lease liabilities	$16

ROU assets are calculated as the related lease liability adjusted for lease incentives, prepayments and the effect of escalating lease payments on period expense. The below table depicts the ROU assets held by the Company based on the underlying asset:

	March 31, 2023	December 31, 2022
Buildings	$15	$15
Land	1	1
Equipment	1	—
Vehicles	—	1
Total ROU assets	$17	$17

The weighted average remaining lease term as of March 31, 2023 and March 31, 2022 was 6.1 years and 6.8 years, respectively.

Operating lease expense was $1 million for each of the three months ended March 31, 2023 and 2022, and was recorded within Selling, general and administrative expense and Engineering — research and development on the Company's Condensed Consolidated Statements of Comprehensive Income. There was no material short-term operating lease expense for either of the three months ended March 31, 2023 or 2022.

The calculation of the Company's ROU assets and lease liabilities did not include cash consideration as of either March 31, 2023 or December 31, 2022. During the three months ended March 31, 2023, there were $1 million in new ROU assets obtained in exchange for lease obligations. During the three months ended March 31, 2022, there were no new ROU assets obtained in exchange for lease obligations.

NOTE L. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (dollars in millions):

	March 31, 2023	December 31, 2022
Taxes payable	$80	$31
Sales incentives	41	42
Payroll and related costs	35	72
Accrued interest payable	27	24
Vendor buyback obligation	17	16
OPEB liability	4	4
Construction holdback	4	4
Lease liability	4	4
Other accruals	15	11
Total	$227	$208

NOTE M. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost (credit) consist of the following (dollars in millions):

	Pension Plans		Post-retirement Benefits
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2023	2022	2023	2022
Net periodic benefit cost (credit):
Service cost	$1	$2	$—	$—
Interest cost	2	1	1	1
Expected return on assets	(2)	(2)	—	—
Prior service credit	—	—	(2)	(3)
Recognized actuarial gain	—	—	(1)	—
Net periodic benefit cost (credit)	$1	$1	$(2)	$(2)

The components of net periodic benefit cost (credit) other than the service cost component are included in Other income (expense), net in the Condensed Consolidated Statements of Comprehensive Income.

NOTE N. INCOME TAXES

For the three months ended March 31, 2023 and 2022, the Company recorded total income tax expense of $42 million and $34 million, respectively. The effective tax rate for the three months ended March 31, 2023 and 2022 was 20% and 21%, respectively.

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

NOTE O. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables reconcile changes in AOCL by component (net of tax, dollars in millions):

	Three months ended
	Pension and OPEB liability adjustments	Interest rate swaps	Foreign currency items	Total
AOCL as of December 31, 2021	$(17)	$(24)	$(32)	$(73)
Other comprehensive income before reclassifications	—	22	—	22
Amounts reclassified from AOCL	(3)	3	—	—
Income tax benefit (expense)	1	(6)	—	(5)
Net current period other comprehensive (loss) income	$(2)	$19	$—	$17
AOCL as of March 31, 2022	$(19)	$(5)	$(32)	$(56)
AOCL as of December 31, 2022	$5	$15	$(42)	$(22)
Other comprehensive (loss) income before reclassifications	—	(2)	2	—
Amounts reclassified from AOCL	(3)	(2)	—	(5)
Income tax expense	1	1	—	2
Net current period other comprehensive (loss) income	$(2)	$(3)	$2	$(3)
AOCL as of March 31, 2023	$3	$12	$(40)	$(25)

	Amounts reclassified from AOCL
AOCL Components	Three months ended March 31, 2023	Three months ended March 31, 2022	Affected line item in the Condensed Consolidated Statements of Comprehensive Income
Interest rate swaps	$2	$(3)	Interest expense, net
Prior service credit	2	3	Other income (expense), net
Recognized actuarial gain	1	—	Other income (expense), net
Total reclassifications, before tax	$5	$—	Income before income taxes
Income tax expense	(1)	—	Income tax expense
Total reclassifications, net of tax	$4	$—

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

NOTE Q. EARNINGS PER SHARE

The following table reconciles the numerators and denominators used to calculate basic EPS and diluted EPS (dollars in millions, except per share data):

	Three Months Ended March 31,
	2023	2022
Net income	$170	$129
Weighted average shares of common stock outstanding	92	98
Dilutive effect of stock-based awards	—	1
Diluted weighted average shares of common stock outstanding	92	99
Basic earnings per share attributable to common stockholders	$1.85	$1.32
Diluted earnings per share attributable to common stockholders	$1.85	$1.30

The dilutive impact of stock-based compensation is calculated using the treasury stock method. The treasury stock method assumes that the Company uses the proceeds from the exercise of awards to repurchase common stock at the average market price during the period. For each of the three months ended March 31, 2023 and 2022, 1 million of outstanding stock options were excluded from the diluted EPS calculation because they were anti-dilutive. Basic and diluted EPS for the full-year is calculated using the weighted average shares of common stock outstanding during the year while quarterly basic and diluted EPS is calculated using the weighted average shares of common stock outstanding during the quarter; therefore, the sum of the four quarters’ EPS may not equal full-year EPS.

NOTE R. COMMON STOCK

The Company's Board of Directors has authorized the Company to repurchase up to $4,000 million of its common stock pursuant to a stock repurchase program (the "Repurchase Program"). During the three months ended March 31, 2023, the Company repurchased $40 million of its common stock under the Repurchase Program, leaving $995 million of authorized repurchases remaining under the Repurchase Program as of March 31, 2023. The Repurchase Program has no termination date, and the timing and amount of stock purchases are subject to market conditions and corporate needs. The Repurchase Program may be modified, suspended or discontinued at any time at the Company’s discretion.

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

The statements in this discussion regarding industry trends, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Cautionary Note Regarding Forward-Looking Statements” and Part II, Item 1A “Risk Factors” below, and in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the Securities and Exchange Commission on February 16, 2023. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

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

Trends Impacting Our Business

Our net sales are driven by commercial vehicle production, which tends to be highly correlated to macroeconomic conditions and continues to be impacted by global supply chain constraints. In 2023, we expect higher net sales driven by higher customer demand in the Global On-Highway, Global Off-Highway and Service Parts, Support Equipment and Other end markets, price increases on certain products and the continued execution of growth initiatives.

First Quarter Net Sales by End Market (dollars in millions)

End Market	Q1 2023 Net Sales	Q1 2022 Net Sales	% Variance
North America On-Highway	$376	$346	9%
North America Off-Highway	24	18	33%
Defense	27	35	(23)%
Outside North America On-Highway	108	109	(1)%
Outside North America Off-Highway	23	30	(23)%
Service Parts, Support Equipment and Other	183	139	32%
Total Net Sales	$741	$677	9%

North America On-Highway end market net sales were up 9% for the first quarter 2023 compared to the first quarter 2022, principally driven by strength in customer demand for medium-duty and Class 8 vocational trucks and price increases on certain products.

Global Off-Highway end market net sales were flat for the first quarter 2023 compared to the first quarter 2022, principally driven by higher demand for hydraulic fracturing applications in the North American energy sector and lower demand in the energy sector outside of North America.

Defense end market net sales were down 23% for the first quarter 2023 compared to the first quarter 2022, principally driven by lower demand for Tracked vehicle applications.

Outside North America On-Highway end market net sales were flat for the first quarter 2023 compared to the first quarter 2022.

Service Parts, Support Equipment and Other end market net sales were up 32% for the first quarter 2023 compared to the first quarter 2022, principally driven by higher demand for global service parts and support equipment, higher demand for aluminum die cast components and price increases on certain products.

Key Components of our Results of Operations

Net sales

We generate our net sales primarily from the sale of vehicle propulsion solutions, service and component parts, support equipment, defense kits, engineering services, royalties and extended transmission coverage to a wide array of original equipment manufacturers, distributors and the U.S. government. Sales are recorded in accordance with the terms of the contract, net of provisions for customer incentives and other rebates. Engineering services are recorded as net sales in accordance with the terms of the contract. The associated costs are recorded in cost of sales. We also have royalty agreements with third parties that provide net sales as a result of joint efforts in developing marketable products.

Cost of sales

Our primary components of cost of sales are purchased parts, the overhead expense related to our manufacturing operations and direct labor associated with the manufacture and assembly of vehicle propulsion solutions and parts. For the three months ended March 31, 2023, direct material costs were approximately 67%, overhead costs were approximately 26%, and direct labor costs were approximately 7% of total cost of sales. We are subject to changes in our cost of sales caused by movements in underlying commodity prices. We seek to hedge against this risk by using LTAs, as appropriate. See Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk” included below.

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

Non-GAAP Financial Measures

We use Adjusted Earnings before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) and Adjusted EBITDA as a percent of net sales to measure our operating profitability. We believe that Adjusted EBITDA and Adjusted EBITDA as a percent of net sales provide management, investors and creditors with useful measures of the operational results of our business and increase the period-to-period comparability of our operating profitability and comparability with other companies. Adjusted EBITDA as a percent of net sales is also used in the calculation of management’s incentive compensation program. The most directly comparable U.S. generally accepted accounting principles (“GAAP”) measure to Adjusted EBITDA and Adjusted EBITDA as a percent of net sales is Net income and Net income as a percent of net sales, respectively. Adjusted EBITDA is calculated as earnings before interest expense, net, income tax expense, amortization of intangible assets, depreciation of property, plant and equipment and other adjustments as defined by the Second Amended and Restated Credit Agreement dated as of March 29, 2019, as amended (the “Credit Agreement”) governing Allison Transmission, Inc.’s (“ATI”), our wholly-owned subsidiary, term loan facility in the amount of $623 million due March 2026 (“Term Loan”). Adjusted EBITDA as a percent of net sales is calculated as Adjusted EBITDA divided by net sales.

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

The following is a reconciliation of Net income and Net income as a percent of net sales to Adjusted EBITDA and Adjusted EBITDA as a percent of net sales and a reconciliation of Net cash provided by operating activities to Adjusted free cash flow:

	Three Months Ended March 31,
(unaudited, dollars in millions)	2023	2022
Net income (GAAP)	$170	$129
plus:
Income tax expense	42	34
Interest expense, net	28	29
Depreciation of property, plant and equipment	26	27
Amortization of intangible assets	11	11
Stock-based compensation expense (a)	5	3
Unrealized (gain) loss on marketable securities (b)	(3)	15
Technology-related investment gain (c)	(3)	(6)
Unrealized loss on foreign exchange (d)	—	1
Acquisition-related earnouts (e)	—	1
Adjusted EBITDA (Non-GAAP)	$276	$244
Net sales (GAAP)	$741	$677
Net income as a percent of net sales (GAAP)	22.9%	19.1%
Adjusted EBITDA as a percent of net sales (Non-GAAP)	37.2%	36.0%
Net cash provided by operating activities (GAAP)	$193	$162
Deductions to reconcile to Adjusted free cash flow:
Additions of long-lived assets	(24)	(20)
Adjusted free cash flow (Non-GAAP)	$169	$142

(a)
Represents stock-based compensation expense (recorded in Cost of sales, Selling, general and administrative, and Engineering — research and development).

(b)
Represents (gains) losses (recorded in Other income (expense), net) related to an investment in the common stock of Jing-Jin Electric Technologies Co. Ltd.
(c)
Represents a gain (recorded in Other income (expense), net) related to investments in co-development agreements to expand our position in propulsion solution technologies.
(d)
Represents losses (recorded in Other income (expense), net) on intercompany financing transactions related to investments in plant assets for our India facility.
(e)
Represents expenses (recorded in Selling, general and administrative and Engineering – research and development) for earnouts related to our acquisition of Vantage Power Limited.

Results of Operations

Comparison of three months ended March 31, 2023 and 2022

The following table sets forth certain financial information for the three months ended March 31, 2023 and 2022. The following table and discussion should be read in conjunction with the information contained in our condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,
(unaudited, dollars in millions)	2023	% of net sales	2022	% of net sales
Net sales	$741	100%	$677	100%
Cost of sales	380	51	357	53
Gross profit	361	49	320	47
Operating expenses:
Selling, general and administrative	87	12	75	11
Engineering — research and development	44	6	43	6
Total operating expenses	131	18	118	17
Operating income	230	31	202	30
Interest expense, net	(28)	(4)	(29)	(4)
Other income (expense), net	10	2	(10)	(2)
Income before income taxes	212	29	163	24
Income tax expense	(42)	(6)	(34)	(5)
Net income	$170	23%	$129	19%

Net sales

Net sales for the quarter ended March 31, 2023 were $741 million compared to $677 million for the quarter ended March 31, 2022, an increase of 9%. The increase was principally driven by a $44 million, or 32%, increase in net sales in the Service Parts, Support Equipment and Other end market principally driven by higher demand for global service parts and support equipment, higher demand for aluminum die cast components and price increases on certain products, a $30 million, or 9%, increase in net sales in the North America On-Highway end market principally driven by strength in customer demand for medium-duty and Class 8 vocational trucks and price increases on certain products, partially offset by a $8 million, or 23%, decrease in net sales in the Defense end market principally driven by lower demand for Tracked vehicle applications, a $1 million, or 2%, decrease in net sales in the Global Off-Highway end market principally driven by higher demand for hydraulic fracturing applications in the North American energy sector and lower demand in the energy sector outside of North America, and a $1 million, or 1%, decrease in net sales in the Outside North America On-Highway end market.

Cost of sales

Cost of sales for the quarter ended March 31, 2023 was $380 million compared to $357 million for the quarter ended March 31, 2022, an increase of 6%. The increase was principally driven by increased direct material and manufacturing expense commensurate with increased net sales and higher direct material costs.

Gross profit

Gross profit for the quarter ended March 31, 2023 was $361 million compared to $320 million for the quarter ended March 31, 2022, an increase of 13%. The increase was principally driven by $56 million of price increases on certain products, partially offset by $10 million of higher manufacturing expense and $8 million of higher direct material costs. Gross profit as a percent of net sales for the three months ended March 31, 2023 increased 140 basis points compared to the same period in 2022 principally driven by price increases on certain products, partially offset by increased cost of goods sold.

Selling, general and administrative

Selling, general and administrative expenses for the quarter ended March 31, 2023 were $87 million compared to $75 million for the quarter ended March 31, 2022, an increase of 16%. The increase was principally driven by $4 million of higher commercial activities spending and $3 million of increased product warranty expense.

Engineering — research and development

Engineering expenses for the quarter ended March 31, 2023 were $44 million compared to $43 million for the quarter ended March 31, 2022.

Interest expense, net

Interest expense, net for the quarter ended March 31, 2023 was $28 million compared to $29 million for the quarter ended March 31, 2022, a decrease of 3%. The decrease was principally driven by $6 million of favorable impact from interest rate hedges and $2 million of higher interest income on cash and cash equivalents, partially offset by $7 million of higher interest expense on ATI's Term Loan due to higher variable interest rates.

Other income (expense), net

Other income (expense), net for the quarter ended March 31, 2023 was $10 million compared to ($10) million for the quarter ended March 31, 2022. The change was principally driven by $18 million of favorable change in marketable securities.

Income tax expense

Income tax expense for the three months ended March 31, 2023 was $42 million, resulting in an effective tax rate of 20%, compared to $34 million of income tax expense and an effective tax rate of 21% for the three months ended March 31, 2022. The increase in income tax expense was principally driven by increased taxable income.

Liquidity and Capital Resources

We generate cash primarily from our operations to fund our operating, investing and financing activities. Our principal uses of cash are operating expenses, capital expenditures, working capital needs, debt service, dividends on common stock, stock repurchases and strategic growth initiatives, including investments, acquisitions and collaborations. Our ability to generate cash in the future and our future uses of cash are subject to general economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control. We had total available cash and cash equivalents of $344 million and $232 million as of March 31, 2023 and December 31, 2022, respectively. Of the available cash and cash equivalents, $142 million was deposited in operating accounts and $202 million was invested in U.S. government backed securities as of March 31, 2023, compared to $121 million deposited in operating accounts and $111 million invested in U.S. government backed securities as of December 31, 2022.

As of March 31, 2023, the total of cash held by foreign subsidiaries was $71 million, the majority of which was at our subsidiaries located in China, the Netherlands, India and Japan. We manage our worldwide cash requirements considering available funds among the subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. As a result, we do not currently anticipate that local liquidity restrictions will preclude us from funding our targeted initiatives or operating needs with local resources.

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

Our liquidity requirements are significant, primarily due to our debt service requirements. As of March 31, 2023, we had $623 million of indebtedness associated with ATI’s Term Loan, $400 million of indebtedness associated with ATI’s 4.75% Senior Notes due October 2027 (“4.75% Senior Notes”), $500 million of indebtedness associated with ATI’s 5.875% Senior Notes due June 2029 (“5.875% Senior Notes”) and $1,000 million of indebtedness associated with ATI’s 3.75% Senior Notes due January 2031 (“3.75% Senior Notes” and, together with the 4.75% Senior Notes and 5.875% Senior Notes, the “Senior Notes”). Short-term and long-term debt service liquidity requirements consist of $2 million of minimum required quarterly principal payments on ATI’s Term Loan through its maturity date of March 2026 and periodic interest payments on ATI’s Term Loan and the Senior Notes. There are no required quarterly principal payments on the Senior Notes. Long-term debt service liquidity requirements also consist of the payment in full of any remaining principal balance of ATI’s Term Loan and the Senior Notes upon their respective maturity dates.

We made $1 million and $2 million of principal payments on the Term Loan during the three months ended March 31, 2023 and 2022, respectively. Our ability to make payments on and refinance our indebtedness and to fund planned capital expenditures and growth initiatives will depend on our ability to generate cash in the future.

The Senior Secured Credit Facility provides for a $650 million Revolving Credit Facility, net of an allowance for up to $75 million in outstanding letter of credit commitments. As of March 31, 2023, we had $644 million available under the Revolving Credit Facility, net of $6 million in letters of credit. As of March 31, 2023, we had no amounts outstanding under the Revolving Credit Facility. If we have commitments outstanding on the Revolving Credit Facility at the end of a fiscal quarter, the Senior Secured Credit Facility requires us to maintain a specified maximum first lien net leverage ratio of 5.50x. Additionally, within the terms of the Senior Secured Credit Facility, a first lien net leverage ratio at or below 4.00x results in the elimination of excess cash flow payments on the Senior Secured Credit Facility for the applicable year. As of March 31, 2023, our first lien net leverage ratio was 0.28x. The Senior Secured Credit Facility also provides certain financial incentives based on our first lien net leverage ratio. A first lien net leverage ratio at or below 4.00x and above 3.50x results in a 25 basis point reduction to the applicable margin on the Revolving Credit Facility. A first lien net leverage ratio at or below 3.50x results in an additional 25 basis point reduction to the applicable margin on the Revolving Credit Facility. These reductions remain in effect as long as we achieve a first lien net leverage ratio at or below the related threshold.

In addition, the Credit Agreement includes, among other things, customary restrictions (subject to certain exceptions) on our ability to incur certain indebtedness, grant certain liens, make certain investments, engage in acquisitions, consolidations and mergers, declare or pay certain dividends, and repurchase shares of our common stock. The indentures governing the Senior Notes contain negative covenants restricting or limiting our ability to, among other things, incur or guarantee additional indebtedness, incur liens, pay dividends on, redeem or repurchase our capital stock, make certain investments, permit payment or dividend restrictions on certain of our subsidiaries, sell assets, engage in certain transactions with affiliates, and consolidate or merge or sell all or substantially all of our assets. As of March 31, 2023, we are in compliance with all covenants under the Senior Secured Credit Facility and indentures governing the Senior Notes.

Our credit ratings and outlook are reviewed periodically by Moody’s Investors Service, Inc. (“Moody’s”) and Fitch Ratings, Inc. (“Fitch”). As of March 31, 2023, our credit ratings from both Moody's and Fitch are shown in the table below:

March 31, 2023
Credit Ratings	Moody's	Fitch
Corporate Credit	Ba1	BB+
Term Loan	Baa2	BBB-
4.75% Senior Notes	Ba2	BB+
5.875% Senior Notes	Ba2	BB+
3.75% Senior Notes	Ba2	BB+

Our Board of Directors has authorized us to repurchase up to $4,000 million of our common stock pursuant to a stock repurchase program (the "Repurchase Program"). During the three months ended March 31, 2023, we repurchased approximately $40 million of our common stock under the Repurchase Program. All of the repurchase transactions during the three months ended March 31, 2023 were settled in cash during the same period. As of March 31, 2023, we had approximately $995 million available under the Repurchase Program.

The following table shows our sources and uses of funds for the three months ended March 31, 2023 and 2022 (dollars in millions):

	Three Months Ended March 31,
Statements of Cash Flows Data	2023	2022
Cash flows provided by operating activities	$193	$162
Cash flows used for investing activities	$(22)	$(38)
Cash flows used for financing activities	$(59)	$(106)

Generally, cash provided by operating activities has been adequate to fund our operations. We have significant liquidity, including $344 million of cash and cash equivalents and $644 million available under the Revolving Credit Facility, net of $6 million of letters of credit, as of March 31, 2023. At this time, we believe cash provided by operating activities, cash and cash equivalents and borrowing capacity under the Revolving Credit Facility will be sufficient to meet our known and anticipated cash requirements for the next twelve months and thereafter.

Cash provided by operating activities

Operating activities for the three months ended March 31, 2023 generated $193 million of cash compared to $162 million for the three months ended March 31, 2022. The increase was principally driven by higher gross profit, partially offset by higher operating working capital requirements.

Cash used for investing activities

Investing activities for the three months ended March 31, 2023 used $22 million of cash compared to $38 million for the three months ended March 31, 2022. The decrease was principally driven by $23 million in cash paid for business acquisitions during the first quarter of 2022 that did not reoccur in the first quarter of 2023, partially offset by a $4 million increase in capital expenditures and $4 million of lower proceeds from technology-related investments.

Cash used for financing activities

Financing activities for the three months ended March 31, 2023 used $59 million of cash compared to $106 million for the three months ended March 31, 2022. The decrease was principally driven by $41 million of decreased stock repurchases under the Repurchase Program and $9 million of higher proceeds from the exercise of stock options.

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

Critical Accounting Policies and Significant Accounting Estimates

A discussion of our critical accounting policies and significant accounting estimates is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the Securities and Exchange Commission on February 16, 2023. The preparation of the condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the applicable reporting period. Actual results could differ materially from these estimates. Changes in estimates are recorded in results of operations in the period that the events or circumstances giving rise to such changes occur. Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported for the three months ended March 31, 2023.

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

Important factors that could cause actual results to differ materially from our expectations are disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the Securities and Exchange Commission on February 16, 2023 and Part II, Item 1A of this Quarterly Report on Form 10-Q. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other Securities and Exchange Commission filings or public communications. You should evaluate all forward-looking statements made in this Quarterly Report on Form 10-Q in the context of these risks and uncertainties.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk consists of changes in interest rates, foreign currency rate fluctuations and movements in commodity prices.

Interest Rate Risk

Our principal interest rate exposure relates to outstanding amounts under our Senior Secured Credit Facility. Our Senior Secured Credit Facility provides for variable rate borrowings of up to $1,267 million, including $644 million under our Revolving Credit Facility, net of $6 million of letters of credit. As of March 31, 2023, we held interest rate swap contracts that, in the aggregate, effectively hedge $500 million of the variable rate debt associated with the Term Loan at the London Interbank Offered Rate fixed rates of 3.04% and 2.82% through September 2025. A one-eighth percent increase or decrease in assumed interest rates for the Senior Secured Credit Facility, if fully drawn as of March 31, 2023, would have an impact of approximately $1 million on interest expense per year. As of March 31, 2023, we had no outstanding borrowings against the Revolving Credit Facility.

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

Assuming current levels of foreign currency transactions, a 10% aggregate increase or decrease in the Chinese Yuan Renminbi, Euro, Indian Rupee, and Japanese Yen would correspondingly change our earnings, net of tax, by an estimated $7 million per year. We believe our other direct exposure to foreign currencies is immaterial.

Commodity Price Risk

We are subject to changes in our cost of sales caused by movements in underlying commodity prices. As of March 31, 2023, approximately 67% of our cost of sales consisted of purchased components with significant raw material content. A substantial portion of the purchased parts are made of aluminum and steel. The cost of aluminum parts includes an adjustment factor on future purchases for fluctuations in aluminum prices based on accepted industry indices. In addition, a substantial amount of steel-based contracts also includes an index-based component. As our costs change, we are able to pass through a portion of the changes in commodity prices to certain of our customers according to our LTAs. We historically have not entered into long-term purchase contracts related to the purchase of aluminum and steel.

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

Item 1A. Risk Factors

There have been no material changes from our risk factors as previously reported in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the Securities and Exchange Commission on February 16, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information related to our repurchases of our common stock on a monthly basis in the three months ended March 31, 2023:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans(1)
January 1 – January 31, 2023	—	$—	—	$1,035,130,253
February 1 – February 28, 2023	—	$—	—	$1,035,130,253
March 1 – March 31, 2023	894,778	$44.70	894,778	$995,131,604
.	894,778	$44.70	894,778

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

10.1

Amendment No. 3 to Credit Agreement, dated February 28, 2023, by and among Allison Transmission Inc., Allison Transmission Holdings, Inc., and Citibank N.A., as administrative agent, to the Second Amended and Restated Credit Agreement, dated as of March 29, 2019, among Allison Transmission Holdings, Inc., Allison Transmission, Inc., as borrower, the several banks and other financial institutions or entities from time to time parties thereto as lenders and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 6, 2023)

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

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; and (v) the Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File – The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLISON TRANSMISSION HOLDINGS, INC.

Date: April 28, 2023	By:	/s/ David S. Graziosi

		Name:	David S. Graziosi
		Title:	Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: April 28, 2023	By:	/s/ G. Frederick Bohley

		Name:	G. Frederick Bohley
		Title:	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)