Form 10-Q
period 2023-06-30
Allison Transmission Holdings Inc
filed 2023-07-28
CIK 1411207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 17, 2023, there were 89,534,833 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Allison Transmission Holdings, Inc.

Condensed Consolidated Balance Sheets

(unaudited, dollars in millions, except share and per share data)

	June 30, 2023	December 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$351	$232
Accounts receivable – net of allowance for doubtful accounts of $6 and $5, respectively	381	363
Inventories	278	224
Other current assets	59	47
Total Current Assets	1,069	866
Property, plant and equipment, net	761	763
Intangible assets, net	855	878
Goodwill	2,076	2,075
Marketable securities	24	22
Other non-current assets	71	67
TOTAL ASSETS	$4,856	$4,671
LIABILITIES
Current Liabilities
Accounts payable	$238	$195
Product warranty liability	25	33
Current portion of long-term debt	6	6
Deferred revenue	46	38
Other current liabilities	182	208
Total Current Liabilities	497	480
Product warranty liability	35	24
Deferred revenue	93	93
Long-term debt	2,499	2,501
Deferred income taxes	517	536
Other non-current liabilities	159	163
TOTAL LIABILITIES	3,800	3,797
Commitments and contingencies (see Note P)
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 1,880,000,000 shares authorized, 89,519,087 shares issued and outstanding and 91,788,885 shares issued and outstanding, respectively	1	1
Non-voting common stock, $0.01 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Paid in capital	1,868	1,848
Accumulated deficit	(788)	(953)
Accumulated other comprehensive loss, net of tax	(25)	(22)
TOTAL STOCKHOLDERS’ EQUITY	1,056	874
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$4,856	$4,671

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited, dollars in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales	$783	$664	$1,524	$1,341
Cost of sales	402	353	782	710
Gross profit	381	311	742	631
Selling, general and administrative	92	78	179	153
Engineering — research and development	47	46	91	89
Operating income	242	187	472	389
Interest expense, net	(28)	(30)	(56)	(59)
Other income (expense), net	2	(3)	12	(13)
Income before income taxes	216	154	428	317
Income tax expense	(41)	(32)	(83)	(66)
Net income	$175	$122	$345	$251
Basic earnings per share attributable to common stockholders	$1.94	$1.26	$3.79	$2.59
Diluted earnings per share attributable to common stockholders	$1.92	$1.26	$3.75	$2.56
Comprehensive income, net of tax	$175	$118	$342	$264

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited, dollars in millions)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$345	$251
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	53	53
Amortization of intangible assets	22	23
Deferred income taxes	(17)	9
Stock-based compensation	11	9
Unrealized (gain) loss on marketable securities	(3)	11
Technology-related investments gain	(3)	(6)
Loss on intercompany foreign exchange	—	3
Other	3	5
Changes in assets and liabilities:
Accounts receivable	(19)	(70)
Inventories	(55)	(29)
Accounts payable	34	17
Other assets and liabilities	(37)	(50)
Net cash provided by operating activities	334	226
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of long-lived assets	(43)	(50)
Proceeds from technology-related investments	2	6
Business acquisitions	—	(23)
Investment in equity method investee	—	(1)
Net cash used for investing activities	(41)	(68)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(137)	(115)
Dividend payments	(43)	(41)
Proceeds from exercise of stock options	14	1
Taxes paid related to net share settlement of equity awards	(5)	(4)
Payments on long-term debt	(3)	(3)
Payments on revolving credit facility	—	(95)
Borrowings on revolving credit facility	—	95
Net cash used for financing activities	(174)	(162)
Effect of exchange rate changes on cash	—	(1)
Net increase (decrease) in cash and cash equivalents	119	(5)
Cash and cash equivalents at beginning of period	232	127
Cash and cash equivalents at end of period	$351	$122
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
Income taxes	$121	59
Interest	$64	57
Non-cash investing activities:
Capital expenditures in liabilities	$18	12

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited, dollars in millions)

	Three months ended
	Common Stock	Non-voting Common Stock	Preferred Stock	Paid-in Capital	Accumulated (Deficit) Income	Accumulated Other Comprehensive (Loss) Income, net of tax	Stockholders' Equity
Balance at March 31, 2022	$1	$—	$—	$1,832	$(1,098)	$(56)	$679
Stock-based compensation	—	—	—	6	—	—	6
Pension and OPEB liability adjustment	—	—	—	—	—	(2)	(2)
Foreign currency translation adjustment	—	—	—	—	—	(8)	(8)
Interest rate swaps	—	—	—	—	—	6	6
Issuance of common stock	—	—	—	1	—	—	1
Repurchase of common stock	—	—	—	—	(34)	—	(34)
Dividends on common stock	—	—	—	—	(21)	—	(21)
Net income	—	—	—	—	122	—	122
Balance at June 30, 2022	$1	$—	$—	$1,839	$(1,031)	$(60)	$749
Balance at March 31, 2023	$1	$—	$—	$1,857	$(845)	$(25)	$988
Stock-based compensation	—	—	—	6	—	—	6
Pension and OPEB liability adjustment	—	—	—	—	—	(3)	(3)
Foreign currency translation adjustment	—	—	—	—	—	(2)	(2)
Interest rate swaps	—	—	—	—	—	5	5
Issuance of common stock	—	—	—	5	—	—	5
Repurchase of common stock	—	—	—	—	(97)	—	(97)
Dividends on common stock	—	—	—	—	(21)	—	(21)
Net income	—	—	—	—	175	—	175
Balance at June 30, 2023	$1	$—	$—	$1,868	$(788)	$(25)	$1,056

The accompanying notes are an integral part of the condensed consolidated financial statements.

	Six months ended
	Common Stock	Non-voting Common Stock	Preferred Stock	Paid-in Capital	Accumulated (Deficit) Income	Accumulated Other Comprehensive (Loss) Income, net of tax	Stockholders' Equity
Balance at December 31, 2021	$1	$ —	$ —	$1,832	$(1,126)	$(73)	$634
Stock-based compensation	—	—	—	9	—	—	9
Pension and OPEB liability adjustment	—	—	—	—	—	(4)	(4)
Foreign currency translation adjustment	—	—	—	—	—	(8)	(8)
Interest rate swaps	—	—	—	—	—	25	25
Issuance of common stock	—	—	—	(2)	—	—	(2)
Repurchase of common stock	—	—	—	—	(115)	—	(115)
Dividends on common stock	—	—	—	—	(41)	—	(41)
Net income	—	—	—	—	251	—	251
Balance at June 30, 2022	$1	$—	$—	$1,839	$(1,031)	$(60)	$749
Balance at December 31, 2022	$1	$—	$—	$1,848	$(953)	$(22)	$874
Stock-based compensation	—	—	—	11	—	—	11
Pension and OPEB liability adjustment	—	—	—	—	—	(5)	(5)
Foreign currency translation adjustment	—	—	—	—	—	—	—
Interest rate swaps	—	—	—	—	—	2	2
Issuance of common stock	—	—	—	9	—	—	9
Repurchase of common stock	—	—	—	—	(137)	—	(137)
Dividends on common stock	—	—	—	—	(43)	—	(43)
Net income	—	—	—	—	345	—	345
Balance at June 30, 2023	$1	$—	$—	$1,868	$(788)	$(25)	$1,056

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Estimates include, but are not limited to, sales incentives, government price adjustments, fair market values and future cash flows associated with goodwill, indefinite-lived intangibles, definite-lived intangibles, long-lived asset impairment tests, useful lives for depreciation and amortization, warranty liabilities, core deposit liabilities, environmental liabilities, determination of discount rate and other assumptions for pension and other post-retirement benefit ("OPEB") expense, determination of discount rate and period for leases, income taxes and deferred tax valuation allowances, derivative valuation, assumptions for business combinations and contingencies. The Company’s accounting policies involve the application of judgments and assumptions made by management that include inherent risks and uncertainties. Actual results could differ materially from these estimates and from the assumptions used in the preparation of the Company's financial statements. Changes in estimates are recorded in results of operations in the period that the events or circumstances giving rise to such changes occur.

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

The Company may also use volume-based discounts and rebates as marketing incentives in the sales of both vehicle propulsion solutions and service parts, which are accounted for as variable consideration. The Company records the impact of the incentives as a reduction to revenue when it is determined that the adjustment is not likely to reverse, historically on a quarterly basis. The Company estimates the impact of all other incentives based on the related sales and market conditions in the end market vocation. The Company recorded no material adjustments based on variable consideration for either of the three or six months ended June 30, 2023 or 2022.

Net sales are made on credit terms, generally 30 days, based on an assessment of the customer’s creditworthiness. For certain goods or services, the Company receives consideration prior to satisfying the related performance obligation. Such consideration is recorded as a contract liability in current and non-current deferred revenue as of June 30, 2023 and December 31, 2022. See "Note J. Deferred Revenue” for more information, including the amount of revenue earned during each of the three and six months ended June 30, 2023 and 2022 that had been previously deferred. The Company had no material contract assets as of either June 30, 2023 or December 31, 2022.

The Company has one operating segment and reportable segment. The Company is in one line of business, which is the manufacture and distribution of vehicle propulsion solutions. The following presents disaggregated revenue by categories that best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
North America On-Highway	$397	$340	$773	$686
North America Off-Highway	25	20	49	38
Defense	33	29	60	64
Outside North America On-Highway	123	105	231	214
Outside North America Off-Highway	24	32	47	62
Service Parts, Support Equipment and Other	181	138	364	277
Total Net Sales	$783	$664	$1,524	$1,341

NOTE D. INVENTORIES

Inventories consisted of the following components (dollars in millions):

	June 30, 2023	December 31, 2022
Purchased parts and raw materials	$147	$115
Work in progress	15	7
Service parts	57	53
Finished goods	59	49
Total inventories	$278	$224

Inventory components shipped to third parties, primarily cores, parts to re-manufacturers, and parts to contract manufacturers, which the Company has an obligation to buy back, are included in purchased parts and raw materials, with an offsetting liability in Other current liabilities. See "Note L. Other Current Liabilities” for more information.

NOTE E. GOODWILL AND OTHER INTANGIBLE ASSETS

As of June 30, 2023 and December 31, 2022, the carrying value of the Company’s Goodwill was $2,076 million and $2,075 million, respectively.

The following presents a summary of other intangible assets (dollars in millions):

	June 30, 2023			December 31, 2022
	Intangible assets, gross	Accumulated amortization	Intangible assets, net	Intangible assets, gross	Accumulated amortization	Intangible assets, net
Other intangible assets:
Trade name	$791	$—	$791	$791	$—	$791
In-process research and development	25	—	25	25	—	25
Customer relationships — commercial	839	(813)	26	839	(793)	46
Proprietary technology	484	(478)	6	484	(477)	7
Customer relationships — defense	62	(55)	7	62	(53)	9
Non-compete agreements	1	(1)	—	1	(1)	—
Total	$2,202	$(1,347)	$855	$2,202	$(1,324)	$878

Amortization expense related to other intangible assets for the next five fiscal years is expected to be (dollars in millions):

	2024	2025	2026	2027	2028
Amortization expense	$9	$5	$2	$1	$1

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

Level 3 — Certain inputs are unobservable or have little or no market data available. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At each balance sheet date, the Company performs an analysis of all instruments subject to authoritative accounting guidance and includes, in Level 3, all of those whose fair value is based on significant unobservable inputs. As of June 30, 2023 and December 31, 2022, the Company did not have any Level 3 financial assets or liabilities.

The Company’s assets and liabilities that are measured at fair value include cash equivalents, marketable securities, derivative instruments, assets held in a rabbi trust and a deferred compensation obligation. The Company’s cash equivalents consist of short-term U.S. government backed securities and time deposits. The Company's marketable securities consist of publicly traded stock of Jing-Jin Electric Technologies Co. Ltd., which has a readily determinable fair value. The Company’s derivative instruments consist of interest rate swaps. The Company’s assets held in the rabbi trust consist principally of publicly available mutual funds and target date retirement funds. The Company’s deferred compensation obligation is directly related to the fair value of assets held in the rabbi trust.

The Company’s valuation techniques used to calculate the fair value of cash equivalents, marketable securities, assets held in the rabbi trust and the deferred compensation obligation represent a market approach in active markets for identical assets that qualify as Level 1 in the fair value hierarchy.

The Company’s valuation techniques used to calculate the fair value of derivative instruments represent a market approach with observable inputs that qualify as Level 2 in the fair value hierarchy. The Company uses valuations from the issuing financial institutions for the fair value measurement of interest rate swaps. The floating-to-fixed interest rate swaps are based on the Secured Overnight Financing Rate ("SOFR"), which is observable at commonly quoted intervals. The fair values are included in other current and non-current assets in the Condensed Consolidated Balance Sheets. See "Note H. Derivatives” for more information regarding the Company's interest rate swaps.

The following table summarizes the fair value of the Company’s financial assets and (liabilities) as of June 30, 2023 and December 31, 2022 (dollars in millions):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		TOTAL
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Cash equivalents	$156	$111	$—	$—	$156	$111
Marketable securities	24	22	—	—	24	22
Derivative assets	—	—	20	18	20	18
Rabbi trust assets	17	15	—	—	17	15
Deferred compensation obligation	(17)	(15)	—	—	(17)	(15)
Total	$180	$133	$20	$18	$200	$151

NOTE G. DEBT

Long-term debt and maturities are as follows (dollars in millions):

	June 30, 2023	December 31, 2022
Long-term debt:
Senior Secured Credit Facility Term Loan, variable, due 2026	$622	$625
Senior Notes, fixed 4.75%, due 2027	400	400
Senior Notes, fixed 5.875%, due 2029	500	500
Senior Notes, fixed 3.75%, due 2031	1,000	1,000
Total long-term debt	$2,522	$2,525
Less: current maturities of long-term debt	6	6
deferred financing costs, net	17	18
Total long-term debt, net	$2,499	$2,501

As of June 30, 2023, the Company had $2,522 million of indebtedness associated with Allison Transmission, Inc.’s (“ATI”), the Company’s wholly-owned subsidiary, 4.75% Senior Notes due October 2027 (“4.75% Senior Notes”), ATI’s 5.875% Senior Notes due June 2029 (“5.875% Senior Notes”), ATI’s 3.75% Senior Notes due January 2031 (“3.75% Senior Notes” and, together with the 4.75% Senior Notes and 5.875% Senior Notes, the “Senior Notes”) and the Second Amended and Restated Credit Agreement dated as of March 29, 2019, as amended (the “Credit Agreement”), governing ATI’s term loan facility in the amount of $622 million due March 2026 (“Term Loan”) and ATI’s revolving credit facility with commitments in the amount of $650 million due September 2025 (“Revolving Credit Facility” and, together with the Term Loan, the “Senior Secured Credit Facility”).

The fair value of the Company’s long-term debt obligations as of June 30, 2023 was $2,325 million. The fair value is based on quoted Level 2 market prices of the Company’s debt as of June 30, 2023. The difference between the fair value and carrying value of the long-term debt is driven primarily by trends in the financial markets.

Senior Secured Credit Facility

In February 2023, the Company and ATI entered into Amendment No. 3 (the "Amendment") to the Credit Agreement. The Amendment replaced the London Interbank Offered Rate ("LIBOR") interest rate benchmark with SOFR and included a 0.1% credit spread adjustment to the SOFR benchmark for all available interest periods. Other than the foregoing, the material terms of the Credit Agreement remained unchanged. The amendment was treated as a modification to the Senior Secured Credit Facility through a practical expedient provided through reference rate reform accounting guidance.

The borrowings under the Senior Secured Credit Facility are collateralized by a lien on substantially all assets of the Company, ATI and certain existing and future U.S. subsidiary guarantors, as provided in the Credit Agreement. Interest on the Term Loan, as of June 30, 2023, is either (a) 1.75% over a SOFR rate on deposits in U.S. dollars for one-, three- or six-month periods (or a twelve-month period if, at the time of the borrowing, consented to by all relevant lenders and the administrative agent) plus a 0.1% credit spread adjustment for all interest periods ("Adjusted Term SOFR"), or (b) 0.75% over the greater of the prime lending rate as quoted by the administrative agent, the Adjusted Term SOFR Rate for an interest period of one month plus 1.00% and the federal funds effective rate published by the Federal Reserve Bank of New York plus 0.50%, subject to a 1.00% floor (the "Base Rate"). As of June 30, 2023, the Company elected to pay the lowest all-in rate of Adjusted Term SOFR plus the applicable margin, or 6.93%, on the Term Loan. The Credit Agreement requires minimum quarterly principal payments on the Term Loan, as well as prepayments from certain net cash proceeds of non-ordinary course asset sales and casualty and condemnation events, the incurrence of certain debt and from a percentage of excess cash flow, if applicable. The minimum required quarterly principal payment on the Term Loan through its maturity date of March 2026 is $2 million. As of June 30, 2023, there had been no payments required for certain net cash proceeds of non-ordinary course asset sales and casualty and condemnation events. The remaining principal balance is due upon maturity.

The Senior Secured Credit Facility also provides a Revolving Credit Facility, net of an allowance for up to $75 million in outstanding letters of credit commitments. During the six months ended June 30, 2023, the Company made no withdrawals on the Revolving Credit Facility. As of June 30, 2023, the Company had $645 million available under the Revolving Credit Facility, net of $5 million in letters of credit. Borrowings under the Revolving Credit Facility bear interest at a variable base rate plus an applicable margin based on the Company’s first lien net leverage ratio. When the Company’s first lien net leverage ratio is above 4.00x, interest on the Revolving Credit Facility is (a) 0.75% over the Base Rate or (b) 1.75% over the Adjusted Term SOFR Rate; when the Company’s first lien net leverage ratio is equal to or less than 4.00x and above 3.50x, interest on the Revolving Credit Facility is (i) 0.50% over the Base Rate or (ii) 1.50% over the Adjusted Term SOFR Rate; and when the Company’s first lien net leverage ratio is equal to or below 3.50x, interest on the Revolving Credit Facility is (y) 0.25% over the Base Rate or (z) 1.25% over the Adjusted Term SOFR Rate. As of June 30, 2023, the applicable margin for the Revolving Credit Facility was 1.25%. In addition, there is an annual commitment fee, based on the Company’s first lien net leverage ratio, on the average unused revolving credit borrowings available under the Revolving Credit Facility. As of June 30, 2023, the commitment fee was 0.25%. Borrowings under the Revolving Credit Facility are payable at the option of the Company throughout the term of the Senior Secured Credit Facility with the balance due in September 2025.

The Senior Secured Credit Facility requires the Company to maintain a specified maximum first lien net leverage ratio of 5.50x when revolving loan commitments remain outstanding on the Revolving Credit Facility at the end of a fiscal quarter. As of June 30, 2023, the Company had no amounts outstanding under the Revolving Credit Facility; however, the Company would have been in compliance with the maximum first lien net leverage ratio, achieving a 0.26x ratio. Additionally, within the terms of the Senior Secured Credit Facility, a first lien net leverage ratio at or below 4.00x results in the elimination of excess cash flow payments on the Senior Secured Credit Facility for the applicable year.

In addition, the Credit Agreement, among other things, includes customary restrictions (subject to certain exceptions) on the Company’s ability to incur certain indebtedness, grant certain liens, make certain investments, engage in acquisitions, consolidations and mergers, declare or pay certain dividends or repurchase shares of the Company’s common stock. As of June 30, 2023, the Company was in compliance with all covenants under the Credit Agreement.

Senior Notes

Each series of the Senior Notes is unsecured and is guaranteed by each of ATI’s domestic subsidiaries that is a borrower under or guarantees the Senior Secured Credit Facility and is unconditionally guaranteed, jointly and severally, by any of ATI’s future domestic subsidiaries that are borrowers under or guarantee the Senior Secured Credit Facility. None of ATI’s domestic subsidiaries currently guarantee its obligations under the Senior Secured Credit Facility, and therefore none of ATI’s domestic subsidiaries currently guarantee any series of the Senior Notes. The indentures governing the Senior Notes contain negative covenants restricting or limiting the Company’s ability to, among other things: incur or guarantee additional indebtedness, incur liens, pay dividends on, redeem or repurchase the Company’s capital stock, make certain investments, permit payment or dividend restrictions on certain of the Company’s subsidiaries, sell assets, engage in certain transactions with affiliates, and consolidate or merge or sell all or substantially all of the Company’s assets. As of June 30, 2023, the Company was in compliance with all covenants under the indentures governing the Senior Notes.

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

NOTE H. DERIVATIVES

The Company is subject to interest rate risk related to the Senior Secured Credit Facility and entered into interest rate swaps to manage a portion of this exposure. The Company amended the contractual terms of its interest rate swaps in the second quarter of 2023. These amendments transitioned the reference rates from LIBOR to the forward-looking term rate based on SOFR ("Term SOFR") and were only a result of reference rate reform. During this transition period, the Company utilized optional expedients permitting the Company not to de-designate the existing cash flow hedging relationships and to continue to qualify for hedge accounting based upon a qualitative subsequent assessment concluding that the hedging relationships remained highly effective. When the transition of the reference rates was completed, the Company performed an initial quantitative assessment that demonstrated a highly effective hedging relationship that qualifies for hedge accounting under the hypothetical derivative method.

As of June 30, 2023, the Company held interest rate swap contracts that, in the aggregate, effectively hedge $500 million of the variable rate debt associated with the Term Loan at the Term SOFR weighted average fixed rate of 2.81% through September 2025.

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

The following tabular disclosures further describe the Company’s interest rate derivatives qualifying and designated for hedge accounting and their impact on the financial condition of the Company (dollars in millions):

		Fair Value
	Balance Sheet Location	June 30, 2023	December 31, 2022
Derivative Assets:
Interest rate swaps	Other current assets	$9	$7
	Other non-current assets	11	11
Total derivative assets		$20	$18

The balance of net derivative gains recorded in AOCL as of June 30, 2023 and December 31, 2022 was $20 million and $18 million, respectively. See "Note O. Accumulated Other Comprehensive Loss” for information regarding activity recorded as a component of AOCL during the three and six months ended June 30, 2023 and 2022. As of June 30, 2023, the Company had $11 million of derivative gains recorded in AOCL expected to be reclassified to earnings within the next twelve months.

NOTE I. PRODUCT WARRANTY LIABILITIES

As of June 30, 2023, current and non-current product warranty liabilities were $25 million and $35 million, respectively. As of June 30, 2022, current and non-current product warranty liabilities were $28 million and $25 million, respectively.

Product warranty liability activities consist of the following (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Beginning balance	$59	$53	$57	$53
Payments	(10)	(8)	(18)	(15)
Increase in liability (warranty issued during period)	9	5	15	9
Net adjustments to liability	2	3	6	6
Ending balance	$60	$53	$60	$53

NOTE J. DEFERRED REVENUE

As of June 30, 2023, current and non-current deferred revenue was $46 million and $93 million, respectively. As of June 30, 2022, current and non-current deferred revenue was $39 million and $96 million, respectively.

Deferred revenue activity consists of the following (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Beginning balance	$139	$132	$131	$136
Increases	11	13	29	20
Revenue earned	(11)	(10)	(21)	(21)
Ending balance	$139	$135	$139	$135

Deferred revenue recorded in current and non-current liabilities related to ETC as of June 30, 2023 was $30 million and $84 million, respectively. Deferred revenue recorded in current and non-current liabilities related to ETC as of June 30, 2022 was $30 million and $85 million, respectively.

NOTE K. LEASES

Contracts are assessed by the Company to determine if the contract conveys the right to control an identified asset in exchange for consideration during a period of time. The Company classifies all identified leases as either operating or finance leases. As of June 30, 2023, the Company was not a party to any finance leases. Contracts that contain leases are assessed to determine if the consideration in the contract is related to a lease component, non-lease component or other components not related to the lease. Lease components are recorded as right-of-use (“ROU”) assets and lease liabilities while any non-lease component is expensed as incurred. The consideration in the contract related to other components not related to the lease is allocated among the lease component and the non-lease component, as applicable, based on the stand-alone selling price of the lease and non-lease components.

Certain lease contracts may contain an option to extend or terminate the lease. The Company considers the economic impact of extension and termination options by contract. If the Company concludes it is reasonably certain an option will be exercised, that option is included in the lease term and impacts the amount recorded as an ROU asset and lease liability at inception of the contract.

The Company's lease liability is determined by discounting the future cash flows over the lease period. The Company determines its discount rates utilizing current secured financing rates based on the length of the lease period plus the Company's margin over Adjusted Term SOFR on the Term Loan. The Company believes this rate effectively represents a borrowing rate the Company could obtain on a debt instrument possessing similar terms as the lease. Lease liabilities are classified between current and non-current liabilities based on the terms of the underlying leases. The weighted average discount rate on operating leases as of June 30, 2023 and December 31, 2022 was 4.57% and 4.43%, respectively.

As of June 30, 2023, the Company recorded current and non-current operating lease liabilities of $4 million and $12 million, respectively. As of December 31, 2022, the Company recorded current and non-current operating lease liabilities of $4 million and $13 million, respectively. The following table reconciles future undiscounted cash flows for operating leases as of June 30, 2023 to total operating lease liabilities:

June 30, 2023
For the remainder of 2023	$2
2024	4
2025	3
2026	2
2027	2
Thereafter	5
Total lease payments	$18
Less: Interest	2
Present value of lease liabilities	$16

ROU assets are calculated as the related lease liability adjusted for lease incentives, prepayments and the effect of escalating lease payments on period expense. The below table depicts the ROU assets held by the Company based on the underlying asset:

	June 30, 2023	December 31, 2022
Buildings	$14	$15
Land	1	1
Equipment	1	—
Vehicles	1	1
Total ROU assets	$17	$17

The weighted average remaining lease term as of June 30, 2023 and June 30, 2022 was 5.8 years and 6.8 years, respectively.

Operating lease expense was $2 million for each of the three months ended June 30, 2023 and 2022, and $3 million for each of the six months ended June 30, 2023 and 2022, and was recorded within Selling, general and administrative expense and Engineering — research and development on the Company's Condensed Consolidated Statements of Comprehensive Income. There was no material short-term operating lease expense for either of the three or six months ended June 30, 2023 or 2022.

During the six months ended June 30, 2023, there were $2 million in new ROU assets obtained in exchange for lease obligations. During the six months ended June 30, 2022, there were no new ROU assets obtained in exchange for lease obligations.

NOTE L. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (dollars in millions):

	June 30, 2023	December 31, 2022
Payroll and related costs	$60	$72
Sales incentives	37	42
Accrued interest payable	24	24
Vendor buyback obligation	19	16
Taxes payable	15	31
Construction holdback	5	4
OPEB liability	4	4
Lease liability	4	4
Other accruals	14	11
Total	$182	$208

NOTE M. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost (credit) consist of the following (dollars in millions):

	Pension Plans		Post-retirement Benefits
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2023	2022	2023	2022
Net periodic benefit cost (credit):
Service cost	$1	$2	$—	$1
Interest cost	2	2	1	—
Expected return on assets	(2)	(2)	—	—
Prior service credit	—	—	(3)	(2)
Net periodic benefit cost (credit)	$1	$2	$(2)	$(1)

	Pension Plans		Post-retirement Benefits
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net periodic benefit cost (credit):
Service cost	$2	$4	$—	$1
Interest cost	4	3	2	1
Expected return on assets	(4)	(4)	—	—
Prior service credit	—	—	(5)	(5)
Recognized actuarial gain	—	—	(1)	—
Net periodic benefit cost (credit)	$2	$3	$(4)	$(3)

The components of net periodic benefit cost (credit) other than the service cost component are included in Other income (expense), net in the Condensed Consolidated Statements of Comprehensive Income.

NOTE N. INCOME TAXES

For the three and six months ended June 30, 2023, the Company recorded total income tax expense of $41 million and $83 million, respectively. The effective tax rate for each of the three and six months ended June 30, 2023 was 19%. For the three and six months ended June 30, 2022, the Company recorded total income tax expense of $32 million and $66 million, respectively. The effective tax rate for each of the three and six months ended June 30, 2022 was 21%.

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

NOTE O. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables reconcile changes in AOCL by component (net of tax, dollars in millions):

	Three months ended
	Pension and OPEB liability adjustments	Interest rate swaps	Foreign currency items	Total
AOCL as of March 31, 2022	$(19)	$(5)	$(32)	$(56)
Other comprehensive income (loss) before reclassifications	—	5	(8)	(3)
Amounts reclassified from AOCL	(2)	3	—	1
Income tax expense	—	(2)	—	(2)
Net current period other comprehensive (loss) income	$(2)	$6	$(8)	$(4)
AOCL as of June 30, 2022	$(21)	$1	$(40)	$(60)
AOCL as of March 31, 2023	$3	$12	$(40)	$(25)
Other comprehensive income (loss) before reclassifications	—	9	(2)	7
Amounts reclassified from AOCL	(3)	(3)	—	(6)
Income tax expense	—	(1)	—	(1)
Net current period other comprehensive (loss) income	$(3)	$5	$(2)	$—
AOCL as of June 30, 2023	$—	$17	$(42)	$(25)

	Six months ended
	Pension and OPEB liability adjustments	Interest rate swaps	Foreign currency items	Total
AOCL as of December 31, 2021	$(17)	$(24)	$(32)	$(73)
Other comprehensive income (loss) before reclassifications	—	27	(8)	19
Amounts reclassified from AOCL	(5)	6	—	1
Income tax benefit (expense)	1	(8)	—	(7)
Net current period other comprehensive (loss) income	$(4)	$25	$(8)	$13
AOCL as of June 30, 2022	$(21)	$1	$(40)	$(60)
AOCL as of December 31, 2022	$5	$15	$(42)	$(22)
Other comprehensive income before reclassifications	—	7	—	7
Amounts reclassified from AOCL	(6)	(5)	—	(11)
Income tax benefit	1	—	—	1
Net current period other comprehensive (loss) income	$(5)	$2	$—	$(3)
AOCL as of June 30, 2023	$—	$17	$(42)	$(25)

	Amounts reclassified from AOCL
AOCL Components	Three months ended June 30, 2023	Three months ended June 30, 2022	Affected line item in the Condensed Consolidated Statements of Comprehensive Income
Interest rate swaps	$3	$(3)	Interest expense, net
Prior service credit	3	2	Other income (expense), net
Total reclassifications, before tax	$6	$(1)	Income before income taxes
Income tax expense	(1)	—	Income tax expense
Total reclassifications, net of tax	$5	$(1)

	Amounts reclassified from AOCL
AOCL Components	Six months ended June 30, 2023	Six months ended June 30, 2022	Affected line item in the Condensed Consolidated Statements of Comprehensive Income
Interest rate swaps	$5	$(6)	Interest expense, net
Prior service credit	5	5	Other income (expense), net
Recognized actuarial gain	1	—	Other income (expense), net
Total reclassifications, before tax	$11	$(1)	Income before income taxes
Income tax expense	(3)	—	Income tax expense
Total reclassifications, net of tax	$8	$(1)

Prior service credits and actuarial gains are included in the computation of the Company’s net periodic benefit cost (credit). See "Note M. Employee Benefit Plans” for additional details.

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

NOTE Q. EARNINGS PER SHARE

The following table reconciles the numerators and denominators used to calculate basic EPS and diluted EPS (dollars in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$175	$122	$345	$251
Weighted average shares of common stock outstanding	90	97	91	97
Dilutive effect of stock-based awards	1	—	1	1
Diluted weighted average shares of common stock outstanding	91	97	92	98
Basic earnings per share attributable to common stockholders	$1.94	$1.26	$3.79	$2.59
Diluted earnings per share attributable to common stockholders	$1.92	$1.26	$3.75	$2.56

The dilutive impact of stock-based compensation is calculated using the treasury stock method. The treasury stock method assumes that the Company uses the proceeds from the exercise of awards to repurchase common stock at the average market price during the period. For each of the three and six months ended June 30, 2023, 1 million of outstanding stock options were excluded from the diluted EPS calculation because they were anti-dilutive. For the three and six months ended June 30, 2022, there were 2 million and 1 million, respectively, outstanding stock options excluded from the diluted EPS calculation because they were anti-dilutive. Basic and diluted EPS for the full-year is calculated using the weighted average shares of common stock outstanding during the year while quarterly basic and diluted EPS is calculated using the weighted average shares of common stock outstanding during the quarter; therefore, the sum of the four quarters’ EPS may not equal full-year EPS.

NOTE R. COMMON STOCK

The Company's Board of Directors has authorized the Company to repurchase up to $4,000 million of its common stock pursuant to a stock repurchase program (the "Repurchase Program"). During the three and six months ended June 30, 2023, the Company repurchased $97 million and $137 million of its common stock under the Repurchase Program, leaving $898 million of authorized repurchases remaining under the Repurchase Program as of June 30, 2023. The Repurchase Program has no termination date, and the timing and amount of stock purchases are subject to market conditions and corporate needs. The Repurchase Program may be modified, suspended or discontinued at any time at the Company’s discretion.

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

Trends Impacting Our Business

Our net sales are driven by commercial vehicle production, which tends to be highly correlated to macroeconomic conditions and continues to be impacted by global supply chain constraints. In 2023, we expect higher net sales driven by higher customer demand in the Global On-Highway and Service Parts, Support Equipment and Other end markets, price increases on certain products and the continued execution of growth initiatives.

Second Quarter Net Sales by End Market (dollars in millions)

End Market	Q2 2023 Net Sales	Q2 2022 Net Sales	% Variance
North America On-Highway	$397	$340	17%
North America Off-Highway	25	20	25%
Defense	33	29	14%
Outside North America On-Highway	123	105	17%
Outside North America Off-Highway	24	32	(25)%
Service Parts, Support Equipment and Other	181	138	31%
Total Net Sales	$783	$664	18%

North America On-Highway end market net sales were up 17% for the second quarter 2023 compared to the second quarter 2022, principally driven by strength in customer demand for medium-duty and Class 8 vocational trucks and price increases on certain products.

Global Off-Highway end market net sales were down 6% for the second quarter 2023 compared to the second quarter 2022, principally driven by lower demand in the energy sector outside of North America, partially offset by higher demand in the mining and construction sectors outside of North America and higher demand for hydraulic fracturing applications in the North American energy sector.

Defense end market net sales were up 14% for the second quarter 2023 compared to the second quarter 2022, principally driven by increased demand for Wheeled vehicle applications.

Outside North America On-Highway end market net sales were up 17% for the second quarter 2023 compared to the second quarter 2022, principally driven by strength in customer demand in Europe and Asia, the continued execution of our growth initiatives and price increases on certain products.

Service Parts, Support Equipment and Other end market net sales were up 31% for the second quarter 2023 compared to the second quarter 2022, principally driven by higher demand for global service parts and support equipment and price increases on certain products.

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

Cost of sales

Our primary components of cost of sales are purchased parts, the overhead expense related to our manufacturing operations and direct labor associated with the manufacture and assembly of vehicle propulsion solutions and parts. For the six months ended June 30, 2023, direct material costs were approximately 67%, overhead costs were approximately 26%, and direct labor costs were approximately 7% of total cost of sales. We are subject to changes in our cost of sales caused by movements in underlying commodity prices. We seek to hedge against this risk by using LTAs, as appropriate. See Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk” included below.

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

Non-GAAP Financial Measures

We use Adjusted Earnings before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) and Adjusted EBITDA as a percent of net sales to measure our operating profitability. We believe that Adjusted EBITDA and Adjusted EBITDA as a percent of net sales provide management, investors and creditors with useful measures of the operational results of our business and increase the period-to-period comparability of our operating profitability and comparability with other companies. Adjusted EBITDA as a percent of net sales is also used in the calculation of management’s incentive compensation program. The most directly comparable U.S. generally accepted accounting principles (“GAAP”) measure to Adjusted EBITDA and Adjusted EBITDA as a percent of net sales is Net income and Net income as a percent of net sales, respectively. Adjusted EBITDA is calculated as earnings before interest expense, net, income tax expense, amortization of intangible assets, depreciation of property, plant and equipment and other adjustments as defined by the Second Amended and Restated Credit Agreement dated as of March 29, 2019, as amended (the “Credit Agreement”) governing Allison Transmission, Inc.’s (“ATI”), our wholly-owned subsidiary, term loan facility in the amount of $622 million due March 2026 (“Term Loan”). Adjusted EBITDA as a percent of net sales is calculated as Adjusted EBITDA divided by net sales.

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

The following is a reconciliation of Net income and Net income as a percent of net sales to Adjusted EBITDA and Adjusted EBITDA as a percent of net sales and a reconciliation of Net cash provided by operating activities to Adjusted free cash flow:

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited, dollars in millions)	2023	2022	2023	2022
Net income (GAAP)	$175	$122	$345	$251
plus:
Income tax expense	41	32	83	66
Interest expense, net	28	30	56	59
Depreciation of property, plant and equipment	27	26	53	53
Amortization of intangible assets	11	12	22	23
Stock-based compensation expense (a)	6	6	11	9
Unrealized (gain) loss on marketable securities (b)	—	(4)	(3)	11
Technology-related investments gain (c)	—	—	(3)	(6)
Unrealized loss on foreign exchange (d)	—	2	—	3
Acquisition-related earnouts (e)	—	1	—	2
Adjusted EBITDA (Non-GAAP)	$288	$227	$564	$471
Net sales (GAAP)	$783	$664	$1,524	$1,341
Net income as a percent of net sales (GAAP)	22.3%	18.4%	22.6%	18.7%
Adjusted EBITDA as a percent of net sales (Non-GAAP)	36.8%	34.2%	37.0%	35.1%
Net cash provided by operating activities (GAAP)	$141	$64	$334	$226
Deductions to reconcile to Adjusted free cash flow:
Additions of long-lived assets	(19)	(30)	(43)	(50)
Adjusted free cash flow (Non-GAAP)	$122	$34	$291	$176

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
(d)
Represents losses (recorded in Other income (expense), net) on intercompany financing transactions for our India facility.
(e)
Represents expenses (recorded in Selling, general and administrative and Engineering – research and development) for earnouts related to our acquisition of Vantage Power Limited.

Results of Operations

Comparison of three months ended June 30, 2023 and 2022

The following table sets forth certain financial information for the three months ended June 30, 2023 and 2022. The following table and discussion should be read in conjunction with the information contained in our condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Three Months Ended June 30,
(unaudited, dollars in millions)	2023	% of net sales	2022	% of net sales
Net sales	$783	100%	$664	100%
Cost of sales	402	51	353	53
Gross profit	381	49	311	47
Operating expenses:
Selling, general and administrative	92	12	78	12
Engineering — research and development	47	6	46	7
Total operating expenses	139	18	124	19
Operating income	242	31	187	28
Interest expense, net	(28)	(4)	(30)	(5)
Other income (expense), net	2	1	(3)	—
Income before income taxes	216	28	154	23
Income tax expense	(41)	(6)	(32)	(5)
Net income	$175	22%	$122	18%

Net sales

Net sales for the quarter ended June 30, 2023 were $783 million compared to $664 million for the quarter ended June 30, 2022, an increase of 18%. The increase was principally driven by a $57 million, or 17%, increase in net sales in the North America On-Highway end market principally driven by strength in customer demand for medium-duty and Class 8 vocational trucks and price increases on certain products, a $43 million, or 31%, increase in net sales in the Service Parts, Support Equipment and Other end market principally driven by higher demand for global service parts and support equipment and price increases on certain products, an $18 million, or 17%, increase in net sales in the Outside North America On-Highway end market principally driven by strength in customer demand in Europe and Asia, the continued execution of our growth initiatives and price increases on certain products, a $4 million, or 14%, increase in net sales in the Defense end market principally driven by increased demand for Wheeled vehicle applications, partially offset by a $3 million, or 6%, decrease in net sales in the Global Off-Highway end market principally driven by lower demand in the energy sector outside of North America, partially offset by higher demand in the mining and construction sectors outside of North America and higher demand for hydraulic fracturing applications in the North American energy sector.

Cost of sales

Cost of sales for the quarter ended June 30, 2023 was $402 million compared to $353 million for the quarter ended June 30, 2022, an increase of 14%. The increase was principally driven by increased direct material and manufacturing expense commensurate with increased net sales.

Gross profit

Gross profit for the quarter ended June 30, 2023 was $381 million compared to $311 million for the quarter ended June 30, 2022, an increase of 23%. The increase was principally driven by $45 million of price increases on certain products and $43 million related to increased net sales, partially offset by $17 million of higher manufacturing expense. Gross profit as a percent of net sales for the three months ended June 30, 2023 increased

190 basis points compared to the same period in 2022 principally driven by price increases on certain products and increased net sales, partially offset by increased cost of goods sold.

Selling, general and administrative

Selling, general and administrative expenses for the quarter ended June 30, 2023 were $92 million compared to $78 million for the quarter ended June 30, 2022, an increase of 18%. The increase was principally driven by increased commercial activities spending, $5 million of higher incentive compensation expense and $3 million of increased product warranty expense.

Engineering — research and development

Engineering expenses for the quarter ended June 30, 2023 were $47 million compared to $46 million for the quarter ended June 30, 2022.

Interest expense, net

Interest expense, net for the quarter ended June 30, 2023 was $28 million compared to $30 million for the quarter ended June 30, 2022, a decrease of 7%. The decrease was principally driven by higher interest income on cash and cash equivalents.

Other income (expense), net

Other income (expense), net for the quarter ended June 30, 2023 was $2 million compared to ($3) million for the quarter ended June 30, 2022. The change was principally driven by $4 million of favorable foreign exchange and $3 million of favorable change associated with assets held in a rabbi trust, partially offset by $4 million of unfavorable change in marketable securities.

Income tax expense

Income tax expense for the three months ended June 30, 2023 was $41 million, resulting in an effective tax rate of 19%, compared to $32 million of income tax expense and an effective tax rate of 21% for the three months ended June 30, 2022. The increase in income tax expense was principally driven by increased taxable income.

Comparison of six months ended June 30, 2023 and 2022

The following table sets forth certain financial information for the six months ended June 30, 2023 and 2022. The following table and discussion should be read in conjunction with the information contained in our condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Six Months Ended June 30,
(unaudited, dollars in millions)	2023	% of net sales	2022	% of net sales
Net sales	$1,524	100%	$1,341	100%
Cost of sales	782	51	710	53
Gross profit	742	49	631	47
Operating expenses:
Selling, general and administrative	179	12	153	11
Engineering — research and development	91	6	89	7
Total operating expenses	270	18	242	18
Operating income	472	31	389	29
Interest expense, net	(56)	(3)	(59)	(4)
Other income (expense), net	12	—	(13)	(1)
Income before income taxes	428	28	317	24
Income tax expense	(83)	(5)	(66)	(5)
Net income	$345	23%	$251	19%

Net sales

Net sales for the six months ended June 30, 2023 were $1,524 million compared to $1,341 million for the six months ended June 30, 2022, an increase of 14%. The increase was principally driven by an $87 million, or 13%, increase in net sales in the North America On-Highway end market principally driven by strength in customer demand for medium-duty and Class 8 vocational trucks and price increases on certain products, an $87 million, or 31%, increase in net sales in the Service Parts, Support Equipment and Other end market principally driven by higher demand for global service parts and support equipment, price increases on certain products and higher demand for aluminum die cast components, and a $17 million, or 8%, increase in net sales in the Outside North America On-Highway end market principally driven by price increases on certain products and the continued execution of our growth initiatives, partially offset by a $4 million, or 6%, decrease in net sales in the Defense end market principally driven by lower demand for Tracked vehicle applications partially offset by higher demand for Wheeled vehicle applications and a $4 million, or 4%, decrease in net sales in the Global Off-Highway end market principally driven by lower demand in the energy sector outside of North America partially offset by higher demand for hydraulic fracturing applications in the North American energy sector and higher demand in the mining and construction sectors outside of North America.

Cost of sales

Cost of sales for the six months ended June 30, 2023 was $782 million compared to $710 million for the six months ended June 30, 2022, an increase of 10%. The increase was principally driven by increased direct material and manufacturing expense commensurate with increased net sales and higher direct material costs.

Gross profit

Gross profit for the six months ended June 30, 2023 was $742 million compared to $631 million for the six months ended June 30, 2022, an increase of 18%. The increase was principally driven by $101 million of price increases on certain products and $47 million related to increased net sales, partially offset by $27 million of higher manufacturing expense and $9 million of higher direct material costs. Gross profit as a percent of net sales for the six months ended June 30, 2023 increased 160 basis points compared to the same period in 2022 principally driven by price increases on certain products and increased net sales, partially offset by increased cost of goods sold.

Selling, general and administrative

Selling, general and administrative expenses for the six months ended June 30, 2023 were $179 million compared to $153 million for the six months ended June 30, 2022, an increase of 17%. The increase was principally driven by increased commercial activities spending, $8 million of higher incentive compensation expense and $6 million of increased product warranty expense.

Engineering — research and development

Engineering expenses for the six months ended June 30, 2023 were $91 million compared to $89 million for the six months ended June 30, 2022.

Interest expense, net

Interest expense, net for the six months ended June 30, 2023 was ($56) million compared to ($59) million for the six months ended June 30, 2022, a decrease of 5%. The decrease was principally driven by higher interest income on cash and cash equivalents.

Other income (expense), net

Other income (expense), net for the six months ended June 30, 2023 was $12 million compared to ($13) million for the six months ended June 30, 2022. The change was principally driven by $14 million of favorable change in marketable securities, $8 million of favorable foreign exchange and $5 million of favorable change associated with assets held in a rabbi trust, partially offset by $3 million unfavorable change in technology-related investment gains.

Income tax expense

Income tax expense for the six months ended June 30, 2023 was $83 million, resulting in an effective tax rate of 19%, compared to $66 million of income tax expense and an effective tax rate of 21% for the six months ended June 30, 2022. The increase in income tax expense was principally driven by increased taxable income.

Liquidity and Capital Resources

We generate cash primarily from our operations to fund our operating, investing and financing activities. Our principal uses of cash are operating expenses, capital expenditures, working capital needs, debt service, dividends on common stock, stock repurchases and strategic growth initiatives, including investments, acquisitions and collaborations. Our ability to generate cash in the future and our future uses of cash are subject to general economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control. We had total available cash and cash equivalents of $351 million and $232 million as of June 30, 2023 and December 31, 2022, respectively. Of the available cash and cash equivalents, $195 million was deposited in operating accounts and $156 million was invested in U.S. government backed securities and time deposits as of June 30, 2023, compared to $121 million deposited in operating accounts and $111 million invested in U.S. government backed securities as of December 31, 2022.

As of June 30, 2023, the total of cash held by foreign subsidiaries was $90 million, the majority of which was at our subsidiaries located in the Netherlands, China, India and Japan. We manage our worldwide cash requirements considering available funds among the subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. As a result, we do not currently anticipate that local liquidity restrictions will preclude us from funding our targeted initiatives or operating needs with local resources.

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

Our liquidity requirements are significant, primarily due to our debt service requirements. As of June 30, 2023, we had $622 million of indebtedness associated with ATI’s Term Loan, $400 million of indebtedness associated with ATI’s 4.75% Senior Notes due October 2027 (“4.75% Senior Notes”), $500 million of indebtedness associated with ATI’s 5.875% Senior Notes due June 2029 (“5.875% Senior Notes”) and $1,000 million of indebtedness associated with ATI’s 3.75% Senior Notes due January 2031 (“3.75% Senior Notes” and, together with the 4.75% Senior Notes and 5.875% Senior Notes, the “Senior Notes”). Short-term and long-term debt service liquidity requirements consist of $2 million of minimum required quarterly principal payments on ATI’s Term Loan through its maturity date of March 2026 and periodic interest payments on ATI’s Term Loan and the Senior Notes. There are no required quarterly principal payments on the Senior Notes. Long-term debt service liquidity requirements also consist of the payment in full of any remaining principal balance of ATI’s Term Loan and the Senior Notes upon their respective maturity dates.

We made $3 million of principal payments on the Term Loan during each of the six months ended June 30, 2023 and 2022. Our ability to make payments on and refinance our indebtedness and to fund planned capital expenditures and growth initiatives will depend on our ability to generate cash in the future.

The Senior Secured Credit Facility provides for a $650 million Revolving Credit Facility, net of an allowance for up to $75 million in outstanding letter of credit commitments. As of June 30, 2023, we had $645 million available under the Revolving Credit Facility, net of $5 million in letters of credit. As of June 30, 2023, we had no amounts outstanding under the Revolving Credit Facility. If we have commitments outstanding on the Revolving Credit Facility at the end of a fiscal quarter, the Senior Secured Credit Facility requires us to maintain a specified maximum first lien net leverage ratio of 5.50x. Additionally, within the terms of the Senior Secured Credit Facility, a first lien net leverage ratio at or below 4.00x results in the elimination of excess cash flow payments on the Senior Secured Credit Facility for the applicable year. As of June 30, 2023, our first lien net leverage ratio was 0.26x. The Senior Secured Credit Facility also provides certain financial incentives based on our first lien net leverage ratio. A first lien net leverage ratio at or below 4.00x and above 3.50x results in a 25 basis point reduction to the applicable margin on the Revolving Credit Facility. A first lien net leverage ratio at or below 3.50x results in an additional 25 basis point reduction to the applicable margin on the Revolving Credit Facility. These reductions remain in effect as long as we achieve a first lien net leverage ratio at or below the related threshold.

In addition, the Credit Agreement includes, among other things, customary restrictions (subject to certain exceptions) on our ability to incur certain indebtedness, grant certain liens, make certain investments, engage in acquisitions, consolidations and mergers, declare or pay certain dividends, and repurchase shares of our common stock. The indentures governing the Senior Notes contain negative covenants restricting or limiting our ability to, among other things, incur or guarantee additional indebtedness, incur liens, pay dividends on, redeem or repurchase our capital stock, make certain investments, permit payment or dividend restrictions on certain of our subsidiaries, sell assets, engage in certain transactions with affiliates, and consolidate or merge or sell all or substantially all of our assets. As of June 30, 2023, we are in compliance with all covenants under the Senior Secured Credit Facility and indentures governing the Senior Notes.

Our credit ratings and outlook are reviewed periodically by Moody’s Investors Service, Inc. (“Moody’s”) and Fitch Ratings, Inc. (“Fitch”). As of June 30, 2023, our credit ratings from both Moody's and Fitch are shown in the table below:

June 30, 2023
Credit Ratings	Moody's	Fitch
Corporate Credit	Ba1	BB+
Term Loan	Baa2	BBB-
4.75% Senior Notes	Ba2	BB+
5.875% Senior Notes	Ba2	BB+
3.75% Senior Notes	Ba2	BB+

Our Board of Directors has authorized us to repurchase up to $4,000 million of our common stock pursuant to a stock repurchase program (the "Repurchase Program"). During the six months ended June 30, 2023, we repurchased approximately $137 million of our common stock under the Repurchase Program. All of the repurchase transactions during the six months ended June 30, 2023 were settled in cash during the same period. As of June 30, 2023, we had approximately $898 million available under the Repurchase Program.

The following table shows our sources and uses of funds for the six months ended June 30, 2023 and 2022 (dollars in millions):

	Six Months Ended June 30,
Statements of Cash Flows Data	2023	2022
Cash flows provided by operating activities	$334	$226
Cash flows used for investing activities	$(41)	$(68)
Cash flows used for financing activities	$(174)	$(162)

Generally, cash provided by operating activities has been adequate to fund our operations. We have significant liquidity, including $351 million of cash and cash equivalents and $645 million available under the Revolving Credit Facility, net of $5 million of letters of credit, as of June 30, 2023. At this time, we believe cash provided by operating activities, cash and cash equivalents and borrowing capacity under the Revolving Credit Facility will be sufficient to meet our known and anticipated cash requirements for the next twelve months and thereafter.

Cash provided by operating activities

Operating activities for the six months ended June 30, 2023 generated $334 million of cash compared to $226 million for the six months ended June 30, 2022. The increase was principally driven by higher gross profit and lower operating working capital requirements, partially offset by higher cash income taxes.

Cash used for investing activities

Investing activities for the six months ended June 30, 2023 used $41 million of cash compared to $68 million for the six months ended June 30, 2022. The decrease was principally driven by $23 million in cash paid for business acquisitions during the first half of 2022 that did not reoccur in the first half of 2023 and a $7 million decrease in capital expenditures, partially offset by $4 million of lower proceeds from technology-related investments.

Cash used for financing activities

Financing activities for the six months ended June 30, 2023 used $174 million of cash compared to $162 million for the six months ended June 30, 2022. The increase was principally driven by $22 million of increased stock repurchases under the Repurchase Program, partially offset by $13 million of higher proceeds from the exercise of stock options.

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

Critical Accounting Policies and Significant Accounting Estimates

A discussion of our critical accounting policies and significant accounting estimates is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the Securities and Exchange Commission on February 16, 2023. The preparation of the condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the applicable reporting period. Actual results could differ materially from these estimates. Changes in estimates are recorded in results of operations in the period that the events or circumstances giving rise to such changes occur. Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported for the three and six months ended June 30, 2023.

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

Interest Rate Risk

Our principal interest rate exposure relates to outstanding amounts under our Senior Secured Credit Facility. Our Senior Secured Credit Facility provides for variable rate borrowings of up to $1,267 million, including $645 million under our Revolving Credit Facility, net of $5 million of letters of credit. As of June 30, 2023, we held interest rate swap contracts that, in the aggregate, effectively hedge $500 million of the variable rate debt associated with the Term Loan at the forward-looking term rate based on the Secured Overnight Financing Rate weighted average fixed rate of 2.81% through September 2025. A one-eighth percent increase or decrease in assumed interest rates for the Senior Secured Credit Facility, if fully drawn as of June 30, 2023, would have an impact of approximately $1 million on interest expense per year. As of June 30, 2023, we had no outstanding borrowings against the Revolving Credit Facility.

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

Assuming current levels of foreign currency transactions, a 10% aggregate increase or decrease in the Chinese Yuan Renminbi, Euro, Indian Rupee, and Japanese Yen would correspondingly change our earnings, net of tax, by an estimated $6 million per year. We believe our other direct exposure to foreign currencies is immaterial.

Commodity Price Risk

We are subject to changes in our cost of sales caused by movements in underlying commodity prices. As of June 30, 2023, approximately 67% of our cost of sales consisted of purchased components with significant raw material content. A substantial portion of the purchased parts are made of aluminum and steel. The cost of aluminum parts includes an adjustment factor on future purchases for fluctuations in aluminum prices based on accepted industry indices. In addition, a substantial amount of steel-based contracts also includes an index-based component. As our costs change, we are able to pass through a portion of the changes in commodity prices to certain of our customers according to our LTAs. We historically have not entered into long-term purchase contracts related to the purchase of aluminum and steel.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information related to our repurchases of our common stock on a monthly basis in the three months ended June 30, 2023:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans(1)
April 1 – April 30, 2023	832,020	$45.67	832,020	$957,132,405
May 1 – May 31, 2023	1,040,523	$48.06	1,040,523	$907,121,147
June 1 – June 30, 2023	179,611	$50.12	179,611	$898,119,727
	2,052,154	$47.27	2,052,154

(1)
These values reflect the amounts that may be repurchased under the Repurchase Program approved by the Board of Directors on November 14, 2016 and the increases approved by the Board of Directors on November 8, 2017, July 30, 2018, May 9, 2019 and February 24, 2022, which in the aggregate total authorized repurchases of $4,000 million. The Repurchase Program has no termination date.

Item 5. Other Information

Insider Trading Arrangements

The following table sets forth information related to the Company's directors and officers who adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) ("Rule 10b5-1 trading arrangement") or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(c) of Regulation S-K, during the three months ended June 30, 2023:

				Trading Arrangement
Name	Title	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares to be Sold	Expiration Date
G. Frederick Bohley(1)	Senior Vice President, Chief Financial Officer and Treasurer	Adopted	5/30/2023	X		4,950	2/16/2024

* Intended to satisfy the affirmative defense of Rule 10b5-1(c)

** Not intended to satisfy the affirmative defense of Rule 10b5-1(c)

(1) Mr. Bohley’s plan provides for the potential exercise of up to 4,950 vested stock options prior to their expiration on February 18, 2024 and the associated sale of the underlying common stock.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Description

3.1

Amended and Restated Bylaws of Allison Transmission Holdings, Inc. effective as of May 4, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed May 5, 2023)

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

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; and (v) the Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File – The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLISON TRANSMISSION HOLDINGS, INC.

Date: July 28, 2023	By:	/s/ David S. Graziosi

		Name:	David S. Graziosi
		Title:	Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: July 28, 2023	By:	/s/ G. Frederick Bohley

		Name:	G. Frederick Bohley
		Title:	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)