Form 10-K
period 2023-12-31
Allison Transmission Holdings Inc
filed 2024-02-14
CIK 1411207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

The aggregate market value of the voting and non-voting stock held by non-affiliates was approximately $5,034 million as of June 30, 2023.

As of February 1, 2024, there were 87,214,197 shares of Common Stock outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement for its 2024 annual meeting of stockholders will be incorporated by reference in Part III of this Annual Report on Form 10-K.

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

Important factors that could cause actual results to differ materially from our expectations are disclosed under Part I, Item 1A., “Risk Factors” in this Annual Report on Form 10-K. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other United States Securities and Exchange Commission ("SEC") filings or public communications. You should evaluate all forward-looking statements made in this Annual Report on Form 10-K in the context of these risks and uncertainties.

Certain Trademarks

This Annual Report on Form 10-K includes trademarks, such as Allison Transmission, eGen Flex, eGen Power, FracTran, ReTran and Walker Die Casting, which are protected under applicable intellectual property laws and are our property and/or the property of our subsidiaries. This report also contains trademarks, service marks, copyrights and trade names of other companies, which are the property of their respective owners. We do not intend our use or display of other companies’ trademarks, service marks, copyrights or trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies. Solely for convenience, our trademarks and trade names referred to in this report may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names.

PART I.

ITEM 1. Business

Overview

Allison Transmission Holdings, Inc. and its subsidiaries (“Allison,” “we,” “us” or “our”) design and manufacture vehicle propulsion solutions, including commercial-duty on-highway, off-highway and defense fully automatic transmissions and electric hybrid and fully electric systems. The business was founded in 1915 and has been headquartered in Indianapolis, Indiana since inception. Allison is traded on the New York Stock Exchange under the symbol “ALSN”.

We have a global presence by serving customers in North America, Asia, Europe, South America, and Africa, with approximately 75% of our revenues being generated in North America in 2023. We serve customers through an independent network of approximately 1,600 independent distributor and dealer locations worldwide.

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

Our Industry

Commercial vehicles typically employ one of three transmission types: manual, automated manual or fully automatic. Manual transmissions and automated manual transmissions ("AMT") are the most prevalent transmission types used in Class 8 tractors in North America. Manual transmissions are the most prevalent in medium- and heavy-duty commercial vehicles, generally, outside North America. Manual transmissions utilize a disconnect clutch causing power to be interrupted during each gear shift resulting in energy loss-related inefficiencies and less work being accomplished for a given amount of fuel consumed. In long-distance trucking, this power interruption is not a significant factor, as the manual transmission provides its highest degree of fuel economy during steady-state cruising. However, steady-state cruising is only one part of the duty cycle. When the duty cycle requires a high degree of “start and stop” activity or speed transients, as is common in many vocations as well as in urban environments, we believe manual transmissions result in reduced performance, lower fuel efficiency, lower average speed for a given amount of fuel consumed and inferior ride quality. Moreover, the clutches must be replaced regularly, resulting in increased maintenance expense and vehicle downtime. Manual transmissions also require a skilled driver to operate the disconnect clutch when launching the vehicle and shifting gears. AMTs are manual transmissions that feature automated operation of the disconnect clutch. Fully automatic transmissions utilize technology that smoothly shifts gears instead of a disconnect clutch, thereby delivering uninterrupted power to the wheels during gear shifts and requiring minimal driver input. These transmissions deliver superior acceleration, higher productivity, increased fuel efficiency, reduced operating costs, less driveline shock and smoother shifting relative to both manual transmissions and AMTs in vocations with a high degree of “start and stop” activity, as well as in urban environments.

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

Our Served Markets

We sell our propulsion solutions globally for use in medium- and heavy-duty on-highway commercial vehicles, off-highway vehicles and equipment and defense vehicles. In addition to the sale of propulsion solutions, we also sell branded replacement parts, support equipment, aluminum die cast components and other products necessary to service the installed base of vehicles utilizing our solutions. The following table provides a summary of our business by end market for the fiscal year ended December 31, 2023.

	NORTH AMERICA		OUTSIDE NORTH AMERICA
END MARKET	ON- HIGHWAY	OFF- HIGHWAY	ON- HIGHWAY	OFF- HIGHWAY	DEFENSE	SERVICE PARTS, SUPPORT EQUIPMENT & OTHER
2023 NET SALES (IN MILLIONS)	$1,529	$63	$477	$104	$166	$696
% OF TOTAL	50%	2%	16%	4%	5%	23%
	• Construction • Day Cab Tractors • Distribution • Emergency • Motorhome • Refuse • School, transit, shuttle and coach buses • Utility	• Construction • Energy • Mining • Specialty vehicle	• Construction • Distribution • Emergency • Mining • Refuse • School, transit, shuttle and coach buses • Specialty • Utility	• Construction • Energy • Mining • Specialty vehicle	• Global tracked combat platforms • North America medium- and heavy-tactical wheeled platforms	• Aluminum die cast components • Extended transmission coverage • Remanufactured transmissions • Royalties • Saleable engineering • Service parts • Support equipment • Transmission fluids

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

2023 North America On-Highway Net Sales By Class/Type
Motorhome 2%
Other 4%
Transit/Shuttle/ Coach Bus 3%
Class 4-5 Truck 4%
Class 6-7 Truck 27%
School Bus 6%
Class 8 Straight Truck 54%

Our core North American on-highway market includes Class 4-5, Class 6-7 and Class 8 straight trucks and regional haul tractors, conventional transit, shuttle and coach buses, school buses and motorhomes. Class 8 trucks are subdivided into two markets: straight and tractor. Class 8 straight trucks are those with a unified body (e.g., refuse, construction, and dump trucks), while tractors have a vehicle chassis that is separable from the trailer they pull. Class 8 tractor is further divided into two subcategories: regional haul and line-haul. Regional haul tractors are typically used for local or regional hauling, whereas line-haul tractors are typically used in extended duration long distance hauling. We have been supplying transmissions for Class 8 straight trucks for decades, and it is a core end market for us. We have limited exposure to the Class 8 line-haul tractor market because lower priced manual transmissions and AMTs generally meet the needs of these vehicles which are primarily used in long distance hauling.

We also provide electric hybrid and fully electric propulsion solutions within the North American on-highway market. The interest in conserving fuel and reducing greenhouse gas emissions is driving demand for more fuel-efficient commercial vehicles. Our electric hybrid and fully electric propulsion customers include bus and truck applications. We compete primarily with BAE Systems plc and manufacturers of fully electric propulsion solutions such as Dana Incorporated ("Dana") and Cummins Inc. as well as certain vertically integrated OEMs.

We sell substantially all of our propulsion solutions in the North American on-highway market to OEMs. These OEMs, in turn, install our propulsion solutions in vehicles in which our product is either the exclusive propulsion solution available or is specifically requested by end users. In 2023, OEM customers representing over 90% of our North American on-highway unit volume participated in long-term agreements (“LTAs”) with us. Generally, these LTAs offer the OEM customer defined levels of mutual commitment with respect to growing Allison’s presence in the OEMs’ products and promotional efforts, pricing and sharing of commodity cost risk. The length of our LTAs is typically between three and five years. We often compete in this market against (i) independent manufacturers of manual transmissions, AMTs, electric hybrid and fully electric propulsion solutions, (ii) fully automatic transmissions manufactured by Ford Motor Company (“Ford”), ZF Friedrichshafen AG (“ZF”) and Voith GmbH (“Voith”) and (iii) vertically integrated OEMs in certain weight classes that use their own internally manufactured transmissions in certain vehicles.

The following table presents a summary of our market share by vehicle class in the North America On-Highway end market.

	CLASS 4-5 TRUCKS	MOTOR HOME	SCHOOL BUS	CLASS 6-7 TRUCKS	CLASS 8 STRAIGHT TRUCKS	CLASS 8 DAY CAB
2023 SHARE	15%	33%	79%	79%	82%	5%

Off-Highway. We have provided products used in vehicles and equipment that primarily serve energy, mining and construction applications in North America for over 70 years. Off-highway energy applications include hydraulic fracturing equipment, well-stimulation equipment, pumping equipment, and well-servicing rigs, which often use a fully automatic transmission in stationary pumping applications. We supply our heavy duty off-highway transmissions to producers of well-stimulation and well-servicing equipment. Competition in this end market includes Caterpillar Inc. (“Caterpillar”) and Twin Disc, Inc. (“Twin Disc”).

We also provide heavy-duty transmissions used in mining trucks, specialty vehicles and construction vehicles. Off-highway mining and construction applications include trucks used to haul various commodities and other products around construction sites and mines, including underground mines. These trucks include rigid dump trucks, wide-body dump trucks and underground trucks with load capacities between 40 to 110 tons. Our major competitors in this end market include vertically integrated companies that manufacture fully automatic transmissions for their vehicles. These vertically integrated competitors include Caterpillar, Komatsu Ltd. (“Komatsu”), and Volvo Group (“Volvo”). We also compete with independent manufacturers ZF and Dana. Specialty vehicles using our heavy-duty off-highway transmissions include airport rescue and firefighting vehicles. Our major competitor in this end market is Twin Disc.

Outside North America

Outside North America we serve several different markets, including: Asia-Pacific, Europe, Middle East, Africa (collectively, “EMEA”), and South America.

On-Highway. We are the largest manufacturer of fully automatic transmissions for the commercial vehicle market outside of North America. We also provide electric hybrid and fully electric propulsion solutions for the outside North America on-highway market. While the use of fully automatic transmissions in the medium- and heavy-duty commercial vehicle market has been widely accepted in North America, markets outside North America continue to be dominated by manual transmissions. Where adopted, fully automatic transmission-equipped medium- and heavy-duty commercial vehicles are concentrated in certain vocational end markets. We often compete in this market against (i) independent manufacturers of manual transmissions, AMTs, electric hybrid and fully electric propulsion solutions, (ii) fully automatic transmissions manufactured by ZF, Voith, and Shaanxi Fast Gear Co., Ltd. and (iii) vertically integrated OEMs. The following is a summary of our on-highway net sales by region outside of North America.

2023 Outside North America On-Highway Net Sales By Region
South America
5%
Asia Pacific
45%
EMEA
50%

Asia-Pacific. Our key Asia-Pacific markets include Australia, China, India, Japan and South Korea; however, we actively participate in several other important Asia-Pacific countries including Indonesia, Malaysia, Singapore, Taiwan and Thailand. In addition, OEMs in the Asia-Pacific market are increasingly exporting their products to other regions. Within Asia-Pacific, our sales efforts are principally focused on the transit bus, vocational truck, severe service and distribution markets. Currently, manual transmissions are the predominant transmissions used in commercial vehicles in the Asia-Pacific region.

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

Defense

We have had a long-standing relationship with the U.S. Department of Defense (the “DOD”) since the 1940s, when we began developing our first-generation tank transmission. Today, we sell substantially all of the propulsion solutions for medium- and heavy-tactical wheeled vehicles used by the U.S. military, including the Joint Light Tactical Vehicle, Light Armored Vehicle, Stryker Armored Vehicle, the Family of Medium Tactical Vehicles, Heavy Expanded Mobility Tactical Trucks, Palletized Loading Systems, Heavy Dump Trucks and Heavy Equipment Transporters. Propulsion solutions for tactical wheeled vehicles are typically sold to OEMs.

We supply tracked vehicle propulsion solutions to the U.S. Army, including the Abrams M1A2 Main Battle Tank, Joint Assault Bridge, Assault Breacher Vehicles, M10 Booker and the M113A3 Armored Personnel Carrier family of vehicles. We also sell parts kits to the U.S. Army for Abrams Tank sustainment. See Part I, Item 1A., “Risk Factors” of this Annual Report on Form 10-K for a discussion of risks associated with our contracts with the DOD.

We have defense products in approximately 110 countries around the world. Increasingly, we are supplying vehicle propulsion solutions for international tracked vehicles, such as light tracked personnel carriers, armored fighting vehicles, heavy tracked artillery systems, and Main Battle Tanks. Our defense products are manufactured at our headquarters in Indianapolis and by our licensees internationally for export world-wide.

Globally, we face competition primarily from Renk AG/Renk America, SAPA S.p.A, ST Kinetics and QinetiQ Group plc for the supply of tracked vehicle propulsion solutions. Additionally, we face competition from ZF in certain defense wheeled vehicles using automatic transmissions and from several AMT suppliers.

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

The sale of Allison-branded parts and fluids, remanufactured transmissions and support equipment is fundamental to our brand promise. We have assembled a worldwide network of approximately 1,600 independent distributor and dealer locations to sell, service and support our solutions. As part of our brand strategy, our distributors and dealers are required to sell genuine Allison-branded parts. Within the aftermarket, we offer remanufactured propulsion solutions as a cost-effective alternative for repairs and replacements. We also provide support equipment to our OEMs to assist in installing new Allison solutions into vehicles, and, therefore, sales of support equipment are dependent upon sales of new solutions. The competition for service parts and ReTran remanufactured transmissions comes from a variety of smaller-scale companies sourcing non-genuine “will-fit” parts from unauthorized manufacturers. These “will-fit” parts often do not meet our product specifications, and therefore may be of lesser quality than genuine Allison parts.

Our Product Offerings

Allison transmissions and electric propulsion solutions are sold under the Allison Transmission brand name and remanufactured transmissions are sold under the ReTran brand name. The following is a summary of our product lines.

On-Highway Products
Product	Applications
1000 Series	• Distribution • Motorhome • Refuse • School and Shuttle Bus	• Services • Specialty • Wheeled Defense
2000 Series	• Distribution • Motorhome • Refuse • School and Shuttle Bus	• Services • Specialty • Wheeled Defense
3000 Series	• Coach and Transit Bus • Construction • Day Cab Tractors • Distribution • Fire and Emergency	• Motorhome • Refuse • Services • Specialty • Wheeled Defense
4000 Series	• Articulated and Wide Body Mining Dump Trucks • Coach and Transit Bus • Construction • Day Cab Tractors • Distribution	• Fire and Emergency • Motorhome • Refuse • Specialty • Wheeled Defense
eGen Flex Electric Hybrid Propulsion Solutions	• Transit and Shuttle Bus
eGen Power Fully Electric Propulsion Solutions	• Coach and Transit Bus • Day Cab Tractors • Distribution • Fire and Emergency	• Line-Haul Tractors • Refuse • School and Shuttle Bus

Off-Highway Products
Product	Applications
5000 Series	• Rigid and Articulated Dump Truck • Underground Mine Truck • Well Service Rigs
6000 Series	• Rigid and Articulated Dump Truck • Underground Mine Truck • Well Service Rigs
8000 Series	• Hydraulic Fracturing Equipment • Rigid Dump Trucks
9000 Series	• Hydraulic Fracturing Equipment • Rigid Dump Trucks
FracTran	• Hydraulic Fracturing Equipment

Defense Products
Product	Applications
X200	• Tracked Vehicles
3040MX	• Tracked Vehicles
X1100	• Tracked Vehicles

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

Sales and Marketing Organization

Our sales and marketing effort is organized along geographic and customer lines and is comprised of marketing, sales and service professionals, supported by customer integration engineers worldwide. In North America, selling efforts in the on-highway end market are organized by distributor area responsibility, OEM sales and, for our large end users, national accounts. Outside North America, we manage our sales, marketing, service and customer integration engineering professionals through regional areas of responsibility. These regional management teams distribute OEM service and customer integration engineering resources globally.

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

Suppliers and Raw Materials

A significant amount of the part numbers that make up our propulsion solutions are purchased from outside suppliers, and during 2023, we purchased approximately $1,047 million of direct materials and components from outside suppliers. The largest elements of our direct spending are aluminum and steel castings and forgings that are formed by our suppliers into our larger components and assemblies for use in our propulsion solutions. Our spending on aluminum and steel raw materials directly and indirectly through our purchase of these components constituted approximately 20% of our direct material and component costs in 2023. The balance of our direct and indirect materials and components costs are primarily composed of value-added services and conversion costs. Our supply contracts, along with an intensive supplier selection and performance monitoring process, have enabled us to establish and maintain close relationships with suppliers and have contributed to our overall operating efficiency and quality.

Intellectual Property

Patents, trademarks, and other proprietary rights are important to the continued success of our business. We also rely upon trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain our competitive position. We protect our proprietary rights through a variety of methods, including confidentiality agreements and proprietary information agreements with suppliers, employees, consultants and others who may have access to our proprietary information. We own and have licensing arrangements for a number of U.S. and foreign patents related to our products and business. We do not consider our business to be dependent on any single patent, nor will the expiration of any single patent materially affect our business. Our current patents will expire over various periods, and we continue to file new patent applications on newly-developed technology.

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

Workforce Demographics. Our people are a critical component in our continued success, the delivery of our values and the execution of our growth initiatives. As of December 31, 2023, we had a highly skilled workforce of approximately 3,700 employees, with approximately 89% of those employees in the U.S. Approximately 48% of our U.S. employees are represented by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) and are subject to a collective bargaining agreement. In January 2024, we entered into a new four-year collective bargaining agreement with UAW Local 933 that expires in November 2027.

Inclusion and Diversity. Allison recognizes the power of different thought, accepts and respects each individual and strives to create an inclusive workplace where everyone can reach their full potential, driving innovation and business results. Allison’s Inclusion and Diversity (I&D) Executive Council is chaired by our Chief Executive Officer and includes eight executive members. The council exists to provide leadership advice, analyze progress of our I&D strategy and ensure alignment with our business strategy. We are committed to advancing and representing all of our workforce by creating a diverse, equitable, and inclusive organization. Our efforts to promote an equitable and inclusive workplace include: providing unconscious bias training; continuing to increase our focus on non-traditional recruiting sources such as veterans, people with disabilities, diverse professional organizations, high schools, Historically Black Colleges and Universities and predominantly Hispanic organizations; organizing virtual mentoring programs to connect employees from different locations, departments and backgrounds; and creating LGBTQ+, multicultural, emerging professionals and military veterans employee resource groups.

Employee Health & Safety. Allison’s overriding priority is to protect the health and safety of each employee. As part of our health and safety programs, Allison is certified in ISO 45001, Occupational Health and Safety Management Systems. ISO 45001 is the only internationally recognized Safety Management System. Employees participate in training focused on health and safety and metrics are reviewed regularly, including the number of injury incidents that occur and those incidents that result in lost work days. For 2023, we achieved an overall recordable rate of 1.64 at our global locations, meaning that for every 100 employees, 1.64 employees incurred an injury that resulted in recordable medical treatment, and the number of lost work days was 0.63 at our global locations, meaning that for every 100 employees, 0.63 individuals experienced an incident that resulted in days away from work.

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

Increasing global efforts to control emissions of carbon dioxide, methane, ozone, nitrogen oxide and other greenhouse gases and pollutants, as well as the shifting focus of regulatory efforts towards total emissions output, have the potential to impact our facilities, costs, products and customers. The U.S. Environmental Protection Agency has taken action to control greenhouse gases from certain stationary and mobile sources. In addition, several states have taken steps, such as the adoption of cap and trade programs or other regulatory systems, to address greenhouse gases. There have also been international efforts seeking legally binding reductions in emissions of greenhouse gases. These developments and further actions that may be taken in the U.S. and in other countries, states or provinces could affect our operations both positively and negatively (e.g., by affecting the demand for or suitability of some of our products).

In addition to the foregoing, various legislation, regulations and international accords pertaining to climate change have been implemented or are being considered for implementation, particularly as they relate to the reporting of greenhouse gas emissions and sustainability efforts being undertaken, such as the European Union’s Corporate Sustainability Reporting Directive ("CSRD"), California’s Climate Corporate Data Accountability Act and Climate-Related Financial Risk Act, and proposed climate disclosure rules that remain under consideration by the SEC. We continue to monitor the development and implementation of such legislation and regulations and are evaluating the impact these laws and regulations may have on the Company, including the extent of our potential disclosures or other reporting requirements. We also continue to regularly report our sustainability efforts and metrics under the Global Reporting Initiative framework and report our progress in our annual Environmental, Social and Governance Report.

We also may be subject to liability as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act and similar state or foreign laws for contaminated properties that we currently own, lease or operate or that we or our predecessors have previously owned, leased or operated and sites to which we or our predecessors sent hazardous substances. Such liability may be joint and several so that we may be liable for more than our share of any contamination, and any such liability may be determined without regard to causation or knowledge of contamination. We or our predecessors have been named potentially responsible parties at contaminated sites from time to time. We do not anticipate our liabilities relating to contaminated sites will be material to our financial results.

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

Corporate Information

Allison Transmission Holdings, Inc. was incorporated in Delaware on June 22, 2007. Our principal executive offices are located at One Allison Way, Indianapolis, IN 46222 and our telephone number is (317) 242-5000. Our internet address is https://www.allisontransmission.com. We file annual, quarterly and current reports, proxy statements and other documents with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These periodic and current reports and all amendments to those reports are available free of charge on the investor relations page of our website at https://ir.allisontransmission.com as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. We have included our website address throughout this filing as textual references only. The information contained on, or accessible through, our website is not incorporated into this Annual Report on Form 10-K. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at https://www.sec.gov.

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

In 2023, approximately 75% of our total spending on components was sourced from approximately 40 suppliers, many of which are the single source for such components. All of the suppliers from which we purchase materials and components used in our business are fully validated suppliers, meaning the suppliers’ manufacturing processes and inputs have been validated under a production part approval process (“PPAP”). Furthermore, there are only a limited number of suppliers for certain of the materials used in our business, such as corrosion-resistant steel. As a result, our business is subject to the risk of additional price fluctuations and periodic delays in the delivery of our materials or components if supplies from a validated supplier are interrupted and a new supplier, if one is available, must be validated or materials and components must be purchased from a supplier without a completed PPAP, which could increase our risk of purchasing non-conforming components. Any such price fluctuations or delays, if significant, could harm our profitability or operations. In addition, the loss of a supplier could result in significant material cost increases or reduce our production capacity.

We have experienced, and expect to continue to experience, delays in the availability and receipt of raw materials and component parts as a result of global economic uncertainty and the wars in Ukraine and the Middle East, some of which have materially impacted, and may continue to materially impact, our ability to meet customer demand. We also cannot guarantee we will be able to maintain favorable arrangements and relationships with these suppliers. An increase in the cost or a sustained interruption in the supply or shortage of some of these raw materials or components that may be caused by a deterioration of our relationships with suppliers, adverse geopolitical events such as the crisis in the Red Sea, events such as natural disasters and extreme weather events which may increase in frequency and intensity as a result of climate change, power outages, labor strikes and public health crisis such as pandemics and epidemics or the like could negatively impact our business, results of operations and financial condition. Although we have agreements with many of our customers that we will pass such price increases through to them, such contracts may be canceled by our customers and/or we may not be able to recoup the costs of such price increases. Additionally, if we are unable to continue to purchase our required quantities of raw materials on commercially reasonable terms, or at all, if we are unable to maintain or enter into purchasing contracts for commodities, or if delivery of materials or component parts from suppliers is delayed or non-conforming, our operations could be disrupted, we may not be able to meet customer demand, and our profitability and our financial results may be materially impacted. While we may experience the supply chain constraints mentioned above across all our products lines, the impacts to our customers are likely to be more pronounced in our lower volume product lines, including those supplied to the Defense and Off-Highway end markets.

Labor cost inflation and employee attraction and retention could have an adverse effect on our business, results of operations and financial condition.

Our success depends on our ability to identify, recruit and retain highly skilled, qualified personnel, and there is currently increased competition for talent. We have experienced labor shortages and wage inflation amid low levels of unemployment and workforce availability. As a result, we may not be able to attract and retain qualified personnel, which may impact our ability to manufacture, design and develop our propulsion solutions, satisfy customer demand in a timeframe that meets their desired production schedules and compete effectively. In addition, we may continue to experience increased labor costs, including the anticipated significant labor cost increases under our new collective bargaining agreement with the UAW, which may impact our results of operations.

Our business would be adversely affected if we fail to retain key executives, or to adequately plan for the succession of members of our executive management team. While we have succession plans in place for members of our executive management team, and continue to review and update those plans, and certain key executive officers are party to or participants in severance and change in control arrangements, these arrangements do not guarantee that the services of our executive officers will continue to be available to us or that we will be able to find suitable management personnel to replace departing executives on a timely basis.

Prolonged inflation could result in higher costs and decreased margins and earnings.

Recent inflationary pressures have resulted in increased raw material, labor, energy, freight and logistics expenses and other costs, which may adversely affect our results of operations. If our costs are subject to continuing significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability to do so could harm our results of operations.

Geopolitical risks, including the wars in Ukraine and the Middle East, may have an adverse effect on our results of operations and financial conditions, including on the availability of raw materials for our products or component parts, our supply chain, our customers and our long-term sales opportunities.

Political, economic and other conditions in foreign countries and regions, including geopolitical risks such as escalating tensions between China and western countries and the current wars in Ukraine and the Middle East, may have an adverse effect on our results of operations and financial condition. The duration of any such conflict, its impact on the applicable regional and global economy, and the breadth, severity and duration of any applicable sanctions imposed by the U.S. and other governments is uncertain. Extended or expanded conflicts could impact our ability or those of our suppliers or customers to obtain certain raw materials or component parts and could limit the availability and cost of energy throughout Europe, which could increase our costs, impact our ability to deliver our products or reduce customer demand. In addition, while we have suspended indefinitely all sales and exports of our products to customers in Russia and Belarus and Russian and Belarusian affiliate owned or controlled entities, certain of our competitors have continued to sell products in Russia during this time, which may have a negative impact on our long-term sales opportunities in Russia.

Volatility in and disruption to the global economic environment, including the impact of an economic recession, and changes in the regulatory and business environments in which we operate may have a material adverse effect on our business, results of operations and financial condition.

Geopolitical risks, supply chain, labor and energy constraints and inflation have caused and may continue to cause volatility in and disruption to the global economic environment. Historically, the commercial vehicle industry as a whole has been more adversely affected by volatile economic conditions, such as a recession, than many other industries, as the purchase or replacement of commercial vehicles, which are durable items, can be deferred for many reasons, including reduced spending by end users. Future changes in the regulatory and business environments in which we operate, including increased geopolitical risks, trade protectionism and tariffs, may adversely affect our ability to sell our products or source materials needed to manufacture our products.

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

As of December 31, 2023, approximately 48% of our U.S. employees, representing approximately 43% of our total employees, were represented by the UAW and are subject to a collective bargaining agreement. Our current collective bargaining agreement with UAW Local 933 is effective through November 2027. Any new collective bargaining agreement we negotiate with the UAW to replace the existing collective bargaining agreement upon its expiration may result in increased costs to us, in particular labor costs, which could have an adverse effect on our results of operations. In addition to our unionized work force, many of our direct and indirect customers and vendors have unionized work forces. Strikes, work stoppages or slowdowns experienced by these customers or vendors or their other suppliers could result in slowdowns or closings of assembly plants that use our products or supply materials for use in the production of our products. Organizations responsible for shipping our products may also be impacted by strikes. Any interruption in the delivery of our products could reduce demand for our products and could have a material adverse effect on us.

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

We have in the past and may in the future derive a significant portion of our net sales from a relatively limited number of OEM customers. For the years ended December 31, 2023, 2022 and 2021, our top five OEM customers accounted for approximately 52%, 51% and 52% of our net sales, respectively. Our top three customers, Daimler AG, Traton SE and PACCAR Inc., accounted for approximately 18%, 11% and 11%, respectively, of our net sales during 2023. The loss of, or consolidation of, any one of these customers, or a significant decrease in business from, one or more of these customers could harm our business. In addition, the discontinuation of particular vehicle models for which we are a significant supplier could reduce our net sales and have a material adverse effect on our results of operations.

We are subject to cybersecurity risks to operational systems, security systems, or infrastructure owned by Allison or third-party vendors or suppliers.

We are at risk for interruptions, outages, and compromises to the confidentiality, integrity or availability of: (i) operational systems, including information technology, business, financial, accounting, product development, data processing, or manufacturing processes, owned by us or our third-party vendors or suppliers; (ii) facility security systems, owned by us or our third-party vendors, customers or suppliers; and/or (iii) vehicle propulsion control modules or other in-product technology, owned by us, our customers or our third-party vendors or suppliers. Such cyber incidents could materially disrupt operational systems (for example, through the deployment of ransomware); result in loss of intellectual property, trade secrets or other proprietary or competitively sensitive information; compromise personally identifiable information of employees, customers, suppliers, or others; jeopardize the security of our facilities; and/or affect the performance of vehicle propulsion control modules or other in-product technology. A cyber incident could be caused by malicious insiders or by third parties using sophisticated, targeted methods to circumvent firewalls, encryption, and other security defenses, including hacking, fraud, trickery, or other forms of deception, such as social engineering and phishing, or due to human or technological error, such as misconfigurations, “bugs,” or vulnerabilities in software or hardware used by us or others.

The techniques used by threat actors change frequently and may be difficult to detect for long periods of time. Cyberattacks are expected to accelerate on a global basis in frequency and magnitude as threat actors are increasingly using tools – including artificial intelligence – to evade detection and even remove forensic evidence. As a result, we may be unable to detect, investigate, remediate or recover from future cyberattacks or other incidents, or to avoid a materially adverse impact to our systems, information or business. In addition, remote or hybrid working arrangements at our Company, our customers and many third-party providers increase cybersecurity risks due to the challenges associated with managing remote computing assets and the nature of security vulnerabilities that are present in many non-corporate and home networks.

We and certain of our customers and third-party providers have experienced cyberattacks and other incidents in the past and will continue to experience varying degrees of cyberattacks and incidents in the future. While to date no cybersecurity incidents have had a material impact on our operations or financial results, we cannot guarantee that material incidents will not occur in the future. In addition, as a provider of defense products and services to the U.S. government and foreign governments, we are subject to a heightened risk of cyberattacks, including by foreign governments, violent extremist organizations, and transnational criminal organizations. A significant cyber incident could impact our production capability, harm our reputation and business relationships, impact our competitive position (including compromising our intellectual property assets), and subject us to regulatory actions or litigation and fines and/or penalties, including pursuant to evolving global privacy and security regulations and laws, as well as significant investigative, restoration or remediation costs and/or increased compliance costs. Any of the foregoing could materially affect our business, results of operations and financial condition. There is no guarantee that our measures to prevent, detect and mitigate these threats, including employee and key third-party partner education, monitoring of networks and systems, and maintenance of backup and protective systems, will be successful in preventing or mitigating a cyber incident.

In addition, in many jurisdictions, we are subject to privacy and data protection laws and regulations. These laws and regulations are changing rapidly and becoming increasingly complex. The interpretation and application of data protection laws in the U.S., Europe, and elsewhere are uncertain, evolving and may be inconsistent across jurisdictions. Our failure to comply with these laws and regulations could result in legal liability, significant regulator penalties and fines, or impair our reputation in the marketplace.

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

Our long-term growth strategy depends in part on an increased rate of automaticity outside North America. As part of that strategy, we have established manufacturing facilities in India and Hungary. We have also dedicated significant human resources to serve markets where we anticipate increased adoption of automaticity. However, manual transmissions remain the market leader outside North America, and there can be no assurance that adoption of automatic transmissions will increase. Factors potentially impacting adoption of automatic transmissions outside of North America include the large existing installed base of manual transmissions, customer preferences for manual transmissions, commercial vehicle OEM vertical integration into manual transmission and AMT manufacturing, increased competition from AMTs, electric propulsion solutions, and other alternative transmission and propulsion solution technologies and failure to further develop the Allison brand. If the rate of adoption of our propulsion solutions, including fully automatic transmissions, does not increase as we have anticipated, our long-term growth prospects and results of operations may be impaired.

Our international operations, in particular our emerging markets, are subject to various risks which could have a material adverse effect on our business, results of operations and financial condition.

Our business is subject to certain risks associated with doing business internationally, particularly in emerging markets. Outside-North America net sales represented approximately 25% of our net sales for 2023. Most of our operations are in the U.S., but we also have manufacturing and customization facilities in India and Hungary with a services agreement with Stellantis NV and customization capability in Brazil, the Netherlands, China and Japan. Further, we intend to continue to pursue growth opportunities for our business in a variety of business environments outside the U.S., which could exacerbate the risks set forth below. Our international operations are subject to, without limitation, the following risks:

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

We cannot offer any assurance that we will be able to consummate any future acquisitions, strategic investments, partnerships or other business combinations. If we are unable to identify suitable acquisition candidates or to consummate and successfully integrate any future acquisitions, our business and results of operations may be adversely affected as a result.

Legal and Regulatory Risks

Any events that impact our brand name, including if the products we manufacture or distribute are found to be defective, could have an adverse effect on our reputation, cause us to incur significant costs and negatively impact our business, results of operations and financial condition.

We face exposure to product liability claims in the event that the use of our products has, or is alleged to have, resulted in injury, death or other adverse effects. We currently maintain product liability insurance coverage, but we cannot guarantee that we will be able to obtain such insurance on acceptable terms in the future, if at all, or that any such insurance will provide adequate coverage against potential claims. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for long periods of time, regardless of the ultimate outcome. An unsuccessful product liability defense could have a material adverse effect on our business, results of operations, financial condition or prospects. If one of our products is determined to be defective, we may face substantial warranty costs and may be responsible for significant costs associated with a product recall or a redesign. We have had defect and warranty issues associated with certain of our products in the past, and similar product defects may occur in the future. See "Note 10. Product Warranty Liabilities” of Notes to Consolidated Financial Statements included in Part II, Item 8., of this Annual Report on Form 10-K for additional details regarding these warranty issues.

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

Our manufacturing operations are subject to many environmental, health and safety laws and regulations governing emissions to air, discharges to water, the generation, handling and disposal of waste and the cleanup of contaminated properties. Compliance with these laws and regulations is costly. We have incurred and expect to continue to incur significant costs to maintain or achieve compliance with applicable environmental, health and safety laws and regulations. Moreover, regulatory bodies are increasingly adopting regulations that target limiting greenhouse gases and combating climate change, which may impact our ability to sell our current products or require us to develop new products or technologies. If these environmental, health and safety laws and regulations that impact our operations or products become more stringent or expand to include a larger portion of our products or our customers’ products in the future, we could incur additional costs in order to ensure that our business and products comply with such regulations. In addition, we may not be successful in developing products or technologies that comply with, or the vehicle or customer OEMs to which we sell our products may choose not to comply with, such laws and regulations, which could impact our ability to sell our products in certain locations, negatively impact our business and result in a loss of market share. Furthermore, if our products that are already placed in service are found to be non-compliant with certain laws, regulations and certifications, we may incur additional costs and fines. We cannot assure that we are in full compliance with all environmental, health and safety laws and regulations. Our failure to comply with applicable environmental, health and safety laws and regulations and permit requirements could result in civil or criminal fines, penalties or enforcement actions, third-party claims for property damage and personal injury, requirements to clean up property or to pay for the costs of cleanup or regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures, including the installation of pollution control equipment or remedial actions. Our failure to comply could also result in our failure to secure adequate insurance for our business, resulting in significant exposure, diminished ability to hedge our risks and material modifications of our business operations.

Concern over climate change continues to result in new legal and regulatory requirements designed to mitigate the effects of climate change on the environment, such as actions taken by the U.S. Environmental Protection Agency and several states to address greenhouse gas emissions, the European Union’s CSRD, California’s Climate Corporate Data Accountability Act and Climate-Related Financial Risk Act, and proposed climate disclosure rules that remain under consideration by the SEC. We are experiencing increased compliance burdens and costs in addressing our obligations under these new legal and regulatory obligations, and these new legal and regulatory obligations may adversely affect raw material sourcing, manufacturing operations and the distribution of our products.

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

As of December 31, 2023, we had total indebtedness of $2,518 million, and we would have been able to borrow an additional $645 million, net of $5 million of outstanding letters of credit, under Allison Transmission Inc.’s (“ATI”), our wholly-owned subsidiary, revolving credit facility with commitments in the amount of $650 million due September 2025 (“Revolving Credit Facility”). As of December 31, 2023, we had no outstanding borrowings against the Revolving Credit Facility. At December 31, 2023, $618 million of our total indebtedness was associated with

ATI’s term loan facility due March 2026 (“Term Loan”, and together with the Revolving Credit Facility, the “Senior Secured Credit Facility”), $400 million of our total indebtedness was associated with ATI’s 4.75% Senior Notes due October 2027 (“4.75% Senior Notes”), $500 million of our total indebtedness was associated with ATI’s 5.875% Senior Notes due June 2029 (“5.875% Senior Notes”) and $1,000 million of our total indebtedness was associated with ATI’s 3.75% Senior Notes due January 2031 (“3.75% Senior Notes”, and together with the 4.75% Senior Notes and 5.875% Senior Notes, the “Senior Notes”). For a complete description of the terms of the Senior Secured Credit Facility and the Senior Notes, please see "Note 8. Debt” in Part II, Item 8., of this Annual Report on Form 10-K.

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

Our earnings may be positively or negatively impacted by the amount of income or expense recorded for our defined benefit pension plans and other post-retirement benefits (“OPEB”). Accounting principles generally accepted in the United States of America (“GAAP”) require that income or expense for defined benefit pension plans be calculated at the annual measurement date, or more frequently if certain events occur, using actuarial assumptions and calculations. These calculations reflect certain assumptions, the most significant of which relate to the capital markets, interest rates, health care inflation rates and other economic conditions. Changes in key economic indicators can change these assumptions. These assumptions, along with the actual value of assets at the measurement date, will impact the calculation of pension expense for the year. Although GAAP pension expense and pension contributions are not directly related, the key economic indicators that affect GAAP pension expense also affect the amount of cash that we would contribute to our defined benefit pension plans. Because the values of these defined benefit pension plans’ assets have fluctuated and will fluctuate in response to changing market conditions, the amount of gains or losses that will be recognized in subsequent periods, the impact on the funded status of the defined benefit pension plans and the future minimum required contributions, if any, could have a material adverse effect on our business, results of operations and financial condition. The magnitude of such impact cannot be determined with certainty at this time. However, the effect of a one percentage point decrease in the assumed discount rate would result in an increase in the December 31, 2023 defined benefit pension plans obligation of approximately $17 million. Likewise, a one percentage point decrease in the effective interest rate for determining defined benefit pension plans contributions would result in an increase in the minimum required contributions for 2024 of approximately $2 million. Similarly, a one percentage point decrease in the assumed discount rate would result in an increase in the December 31, 2023 OPEB obligation of approximately $7 million. As of December 31, 2023, the unfunded status of our defined benefit pension plans was $5 million and the unfunded status of our OPEB plan was $64 million.

An impairment in the carrying value of goodwill, other intangible assets or long-lived assets could negatively affect our consolidated results of operations and net worth.

Pursuant to GAAP, we are required to assess our goodwill and indefinite-lived intangible assets to determine if they are impaired on an annual basis, or more often if events or changes in circumstances indicate that impairment may have occurred. Intangible assets with finite lives are amortized over the useful life and are reviewed for impairment on triggering events such as events or changes in circumstances indicating that an impairment may have occurred. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill and the implied fair value of the goodwill or the carrying value of the intangible assets and the fair value of the intangible assets in the period the determination is made. Disruptions to our business, end market conditions, protracted economic weakness, the unsuccessful development of a product and unexpected significant declines in operating results may result in charges for goodwill and other asset impairments. See "Note 2. Summary of Significant Accounting Policies” and "Note 6. Goodwill and Other Intangible Assets” of Notes to Consolidated Financial Statements included in Part II, Item 8., of this Annual Report on Form 10-K for additional details.

The carrying value of long-lived assets is evaluated whenever events or circumstances indicate that the carrying value of a long-lived asset may not be recoverable. Events or circumstances that would result in an impairment review primarily include a significant change in the use of an asset, a significant change in the projected future cash flows generated by an asset or the planned sale or disposal of an asset. The asset would be considered impaired when there is no future use planned for the asset or the future net undiscounted cash flows generated by the asset or asset group are less than its carrying value. An impairment loss would be recognized based on the amount by which the carrying value exceeds fair value and could have a material adverse effect on the results of our operations. See "Note 2. Summary of Significant Accounting Policies” and "Note 5. Property, Plant and Equipment” of Notes to Consolidated Financial Statements included in Part II, Item 8., of this Annual Report on Form 10-K for additional details.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information.

Our cybersecurity risk management program is guided by the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a framework to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Key aspects of our cybersecurity risk management program include:

•
Risk assessments designed to help identify material cybersecurity risks to our critical systems and information;
•
A security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•
The use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•
Cybersecurity awareness training of our employees, key third-party partners, incident response personnel, and senior management;
•
A cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•
A third-party risk management process for key third-party vendors and suppliers.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors – We are subject to cybersecurity risks to operational systems, security systems, or infrastructure owned by Allison or third-party vendors or suppliers" in Part I, Item 1A. of this Annual Report on Form 10-K.

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to its Audit Committee oversight of cybersecurity and other information technology risks. Our Audit Committee oversees management’s implementation of our cybersecurity risk management program.

Our Audit Committee receives quarterly reports from management on our cybersecurity risks. In addition, management updates the Audit Committee, as necessary, regarding significant cybersecurity incidents.

The Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our cybersecurity risk management program. Board members receive presentations on cybersecurity topics from our Chief Information Security Officer ("CISO"), internal security staff or external experts as part of the Board’s continuing education on topics that impact public companies.

Our management team, including our Chief Executive Officer, Chief Financial Officer, General Counsel, Chief Information Officer ("CIO") and CISO, has overall responsibility for assessing and managing our material risks from cybersecurity threats. Our management team has primary responsibility for implementing our cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants.

Our management team, led by our CISO, is informed about and monitors the prevention, detection, mitigation, and remediation of key cybersecurity risks and incidents through various means, which may include briefings with internal cybersecurity team members and external consultants, threat intelligence and other information obtained from public or private sources, and alerts and reports produced by security tools deployed in our information technology environment. Our CISO has over 25 years and our CIO has over 10 years of experience in designing and implementing corporate information technology security systems and strategies. In addition, our CISO leads the operational cybersecurity team, which has an average of over 10 years of experience. Collectively, the members of the operational cybersecurity team have various certifications, including, but not limited to, CISSP, GSOM, GCIA, GCIH, CISA, CCSK, SSCP, GPEN, CEH, and CISM.

ITEM 2. PROPERTIES

Our world headquarters, which we own, is located at One Allison Way, Indianapolis, Indiana 46222. As of December 31, 2023, we have 18 manufacturing and certain other facilities in eight countries. The following table sets forth certain information regarding our significant facilities.

Plant	Location	Approximate Size (ft2)	Owned / Leased	Description
Plant #3	Indianapolis	927,000	Own	Engineering, Operational Support
Plant #4	Indianapolis	425,900	Own	Manufacturing
Plant #6	Indianapolis	431,500	Own	Manufacturing
Plant #12	Indianapolis	534,900	Own	Manufacturing
Plant #14	Indianapolis	481,100	Own	Manufacturing
Plant #15	Indianapolis	391,700	Own	Manufacturing
Plant #17	Indianapolis	389,000	Own	Parts Distribution Center
Innovation Center	Indianapolis	96,000	Own	Engineering, Research and Development
Vehicle Electrification + Environmental Test (VE+ET) Center	Indianapolis	66,000	Own	Research and Development
Auburn Hills	Auburn Hills, Michigan, USA	110,400	Lease	Engineering, Operational Support, Manufacturing
Walker Die Casting	Lewisburg, Tennessee, USA	774,100	Own	Manufacturing
Chennai	India	331,700	Own	Manufacturing
Szentgotthard	Hungary	149,000	Own	Manufacturing & Customization

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

Holders

As of February 1, 2024, there were approximately 130,952 stockholders of record of our common stock, which includes the actual number of holders registered on our books and holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.

Unregistered Sales of Equity Securities

During the period covered by this Annual Report on Form 10-K, we did not offer or sell any equity securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

Issuer Purchases of Equity Securities

Our current stock repurchase program (the "Repurchase Program") was authorized by the Board of Directors in 2016, with increases approved by the Board of Directors on each of November 8, 2017, July 30, 2018, May 9, 2019 and February 24, 2022, which in the aggregate authorized total repurchases of up to $4,000 million in shares of our common stock. The Repurchase Program has no termination date, and the timing and amount of stock purchases are subject to market conditions and corporate needs. The Repurchase Program may be modified, suspended or discontinued at any time at our discretion.

The following table sets forth information related to our repurchase of our common stock on a monthly basis in the three months ended December 31, 2023:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1 – October 31, 2023	383,042	$54.21	383,042	$857,356,552
November 1 – November 30, 2023	1,051,931	52.92	1,051,931	801,693,372
December 1 – December 31, 2023	514,441	56.37	514,441	772,694,727
Total	1,949,414	54.08	1,949,414

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

Set forth below is a graph comparing the total cumulative returns of ALSN, the S&P 500 Index and an index of peer companies selected by us. Our peer group includes Donaldson Company, Inc., Graco Inc., Roper Technologies, Inc., Gentex Corporation, Rockwell Automation, Inc. and Sensata Technologies Holding PLC. The graph assumes $100 was invested on December 31, 2018 in our common stock and each of the indices and that all dividends, if any, are reinvested.

$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Allison Transmission Holdings, Inc.
S&P 500 Index
Peer Group

	As of December 31, 2018	As of December 31, 2019	As of December 31, 2020	As of December 31, 2021	As of December 31, 2022	As of December 31, 2023
Allison Transmission Holdings, Inc.	$100.00	$111.49	$101.36	$87.09	$101.76	$144.77
S&P 500 Index	100.00	131.49	155.68	200.37	164.08	207.21
Peer Group	100.00	133.32	160.82	193.58	159.43	196.09

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

This section of this Annual Report on Form 10-K generally discusses 2023 and 2022 items and year-over-year comparisons between 2023 and 2022. A detailed discussion of 2021 items and year-over-year comparisons between 2022 and 2021 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7. of our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 16, 2023.

Overview

We design and manufacture vehicle propulsion solutions, including commercial-duty on-highway, off-highway and defense fully automatic transmissions and electric hybrid and fully electric systems. The business was founded in 1915 and has been headquartered in Indianapolis, Indiana since inception. Allison is traded on the New York Stock Exchange under the symbol, “ALSN”.

We have a global presence by serving customers in North America, Asia, Europe, South America, and Africa, with approximately 75% of our revenues being generated in North America in 2023. We serve customers through an independent network of approximately 1,600 independent distributor and dealer locations worldwide.

Trends Impacting Our Business

In January 2024, the UAW Local 933 ratified a new four-year collective bargaining agreement with us that expires in November 2027. We expect to have a significant increase in labor costs under the terms of this new agreement.

Our net sales are driven by commercial vehicle production, which tends to be highly correlated to macroeconomic conditions and continues to be impacted by global supply chain constraints. In 2024, we expect higher net sales driven by price increases on certain products and the continued execution of growth initiatives.

Full Year 2023 and 2022 Net Sales by End Market (in millions)

End Market	2023 Net Sales	2022 Net Sales	% Variance
North America On-Highway	$1,529	$1,359	13%
North America Off-Highway	63	86	(27)%
Defense	166	146	14%
Outside North America On-Highway	477	463	3%
Outside North America Off-Highway	104	127	(18)%
Service Parts, Support Equipment and Other	696	588	18%
Total Net Sales	$3,035	$2,769	10%

North America On-Highway end market net sales were up 13% for the year ended December 31, 2023 compared to the year ended December 31, 2022, principally driven by strength in demand for Class 8 vocational and medium-duty trucks and price increases on certain products.

Global Off-Highway net sales were down 22% for the year ended December 31, 2023 compared to the year ended December 31, 2022, principally driven by lower demand in the energy sector, partially offset by higher demand in the mining and construction sectors outside of North America.

Defense end market net sales were up 14% for the year ended December 31, 2023 compared to the year ended December 31, 2022, principally driven by increased demand for Wheeled and Tracked vehicle applications.

Outside North America On-Highway end market net sales were up 3% for the year ended December 31, 2023 compared to the year ended December 31, 2022, principally driven by price increases on certain products and the continued execution of our growth initiatives.

Service Parts, Support Equipment and Other end market net sales were up 18% for the year ended December 31, 2023 compared to the year ended December 31, 2022, principally driven by higher demand for global service parts, support equipment and aluminum die cast components and price increases on certain products.

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

Cost of sales

Our primary components of cost of sales are purchased parts, the overhead expense related to our manufacturing operations and direct labor associated with the manufacture and assembly of vehicle propulsion solutions and parts. For the year ended December 31, 2023, direct material costs were approximately 67%, overhead costs were approximately 26% and direct labor costs were approximately 7% of total cost of sales. We are subject to changes in our cost of sales caused by movements in underlying commodity prices. We seek to hedge against this risk by using LTAs. See Part II, Item 7A., “Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk” included in this Annual Report on Form 10-K.

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

Non-GAAP Financial Measures

We use Adjusted Earnings before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) and Adjusted EBITDA as a percent of net sales to measure our operating profitability. We believe that Adjusted EBITDA and Adjusted EBITDA as a percent of net sales provide management, investors and creditors with useful measures of the operational results of our business and increase the period-to-period comparability of our operating profitability and comparability with other companies. Adjusted EBITDA as a percent of net sales is also used in the calculation of management’s incentive compensation program. The most directly comparable GAAP measure to Adjusted EBITDA and Adjusted EBITDA as a percent of net sales is Net income and Net income as a percent of net sales, respectively. Adjusted EBITDA is calculated as earnings before interest expense, net, income tax expense, amortization of intangible assets, depreciation of property, plant and equipment and other adjustments as defined by the Second Amended and Restated Credit Agreement dated as of March 29, 2019 as amended (the “Credit Agreement”), governing ATI's Term Loan. Adjusted EBITDA as a percent of net sales is calculated as Adjusted EBITDA divided by net sales.

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

The following is a reconciliation of Net income and Net income as a percent of net sales to Adjusted EBITDA and Adjusted EBITDA as a percent of net sales and a reconciliation of Net cash provided by operating activities to Adjusted free cash flow:

	For the years ended December 31,
(unaudited, in millions)	2023	2022	2021
Net income (GAAP)	$673	$531	$442
plus:
Income tax expense	154	114	130
Interest expense, net	107	118	116
Depreciation of property, plant and equipment	109	109	104
Amortization of intangible assets	45	46	46
Stock-based compensation expense (a)	22	18	14
Technology-related investments gain (b)	(3)	(6)	(3)
Unrealized loss (gain) on marketable securities (c)	1	22	(4)
Unrealized loss on foreign exchange (d)	—	6	—
Acquisition-related earnouts (e)	—	2	1
Pension curtailment (f)	—	1	—
UAW Local 933 retirement incentive (g)	—	—	(2)
Adjusted EBITDA (Non-GAAP)	$1,108	$961	$844
Net sales (GAAP)	$3,035	$2,769	$2,402
Net income as a percent of net sales (GAAP)	22.2%	19.2%	18.4%
Adjusted EBITDA as a percent of net sales (Non-GAAP)	36.5%	34.7%	35.1%
Net cash provided by operating activities (GAAP)	$784	$657	$635
Deductions to reconcile to Adjusted free cash flow:
Additions of long-lived assets	(125)	(167)	(175)
Adjusted free cash flow (Non-GAAP)	$659	$490	$460

(a)
Represents stock-based compensation expense (recorded in Cost of sales, Selling, general and administrative, and Engineering — research and development).
(b)
Represents gains (recorded in Other income (expense), net) related to investments in co-development agreements to expand our position in propulsion solution technologies.
(c)
Represents losses (gains) (recorded in Other income (expense), net) related to an investment in the common stock of Jing-Jin Electric Technologies Co. Ltd.
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
(g)
Represents adjustments (recorded in Cost of sales) related to a 2018 to 2021 retirement incentive program for certain employees represented by the UAW pursuant to the UAW Local 933 collective bargaining agreement that was effective through November 2023.

Results of Operations

The following table sets forth certain financial information for the years ended December 31, 2023 and 2022. The following table and discussion should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto included in Part II, Item 8., of this Annual Report on Form 10-K.

Comparison of years ended December 31, 2023 and 2022

	Years ended December 31,
(dollars in millions)	2023	% of net sales	2022	% of net sales
Net sales	$3,035	100%	$2,769	100%
Cost of sales	1,565	52	1,472	53
Gross profit	1,470	48	1,297	47
Operating expenses:
Selling, general and administrative	357	12	328	12
Engineering — research and development	194	6	185	7
Total operating expenses	551	18	513	19
Operating income	919	30	784	28
Other expense, net:
Interest expense, net	(107)	(3)	(118)	(4)
Other income (expense), net	15	—	(21)	(1)
Total other expense, net	(92)	(3)	(139)	(5)
Income before income taxes	827	27	645	23
Income tax expense	(154)	(5)	(114)	(4)
Net income	$673	22%	$531	19%

Net sales

Net sales for the year ended December 31, 2023 were $3,035 million compared to $2,769 million for the year ended December 31, 2022, an increase of 10%. The increase was principally driven by a $170 million, or 13%, increase in net sales in the North America On-Highway end market principally driven by strength in demand for Class 8 vocational and medium-duty trucks and price increases on certain products, a $108 million, or 18%, increase in net sales in the Service Parts, Support Equipment and Other end market principally driven by higher demand for global service parts, support equipment and aluminum die cast components and price increases on certain products, a $20 million, or 14%, increase in net sales in the Defense end market principally driven by increased demand for Wheeled and Tracked vehicle applications and a $14 million, or 3%, increase in net sales in the Outside North America On-Highway end market principally driven by price increases on certain products and the continued execution of our growth initiatives, partially offset by a $46 million, or 22%, decrease in Global Off-Highway net sales principally driven by lower demand in the energy sector, partially offset by higher demand in the mining and construction sectors outside of North America.

Cost of sales

Cost of sales for the year ended December 31, 2023 was $1,565 million compared to $1,472 million for the year ended December 31, 2022, an increase of 6%. The increase was principally driven by higher direct material and manufacturing expense commensurate with increased net sales and higher direct material costs.

Gross profit

Gross profit for the year ended December 31, 2023 was $1,470 million compared to $1,297 million for the year ended December 31, 2022, an increase of 13%. The increase was principally driven by $155 million of price increases on certain products and $70 million related to increased net sales, partially offset by $36 million of higher manufacturing expense and $15 million of higher direct material costs. Gross profit as a percent of net sales for the year ended December 31, 2023 increased 160 basis points compared to the same period in 2022 principally driven by price increases on certain products and increased net sales, partially offset by increased cost of sales.

Selling, general and administrative

Selling, general and administrative expenses for the year ended December 31, 2023 were $357 million compared to $328 million for the year ended December 31, 2022, an increase of 9%. The increase was principally driven by $12 million of higher commercial activities spending, $8 million of higher incentive compensation expense and $9 million of higher product warranty expense.

Engineering — research and development

Engineering expenses for the year ended December 31, 2023 were $194 million compared to $185 million for the year ended December 31, 2022, an increase of 5%. The increase was principally driven by increased product initiatives spending.

Interest expense, net

Interest expense, net for the year ended December 31, 2023 was $107 million compared to $118 million for the year ended December 31, 2022, a decrease of 9%. The decrease was principally driven by higher interest income on cash equivalents, partially offset by $4 million of higher interest expense on ATI's Term Loan due to higher variable interest rates, net of the favorable impact from interest rate hedges.

Other income (expense), net

Other income (expense), net for the year ended December 31, 2023 was $15 million compared to ($21) million for the year ended December 31, 2022. The change was principally driven by $21 million of favorable change in marketable securities, $11 million of favorable foreign exchange and $6 million of favorable change associated with assets held in a rabbi trust, partially offset by $3 million of unfavorable change in technology-related investment gains.

Income tax expense

Income tax expense for the year ended December 31, 2023 was $154 million resulting in an effective tax rate of 19%, compared to $114 million of income tax expense and an effective tax rate of 18% for the year ended December 31, 2022. The increase in income tax expense was principally driven by increased taxable income.

Liquidity and Capital Resources

We generate cash primarily from operations to fund our operating, investing and financing activities. Our principal uses of cash are operating expenses, capital expenditures, working capital needs, debt service, dividends on common stock, stock repurchases, and strategic growth initiatives, including investments, acquisitions and collaborations. Our ability to generate cash in the future and our future uses of cash are subject to general economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control. We had total available cash and cash equivalents of $555 million and $232 million as of December 31, 2023 and 2022, respectively. Of the available cash and cash equivalents, $134 million was deposited in operating accounts and $421 million was invested in U.S. government backed securities as of December 31, 2023, compared to $121 million deposited in operating accounts and $111 million invested in U.S. government backed securities as of December 31, 2022.

As of December 31, 2023, the total of cash held by foreign subsidiaries was $88 million, the majority of which was at our subsidiaries located in China, the Netherlands, India and Japan. We manage our worldwide cash requirements considering available funds among the subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. As a result, we do not currently anticipate that local liquidity restrictions will preclude us from funding our targeted expectations or operating needs with local resources.

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

Our liquidity requirements are significant, primarily due to our debt service requirements. As of December 31, 2023, we had $618 million of indebtedness associated with ATI’s Term Loan, $400 million of indebtedness associated with ATI’s 4.75% Senior Notes due October 2027 (“4.75% Senior Notes”), $500 million of indebtedness associated with ATI’s 5.875% Senior Notes due June 2029 (“5.875% Senior Notes”) and $1,000 million of indebtedness associated with ATI’s 3.75% Senior Notes due January 2031 (“3.75% Senior Notes” and, together with the 4.75% Senior Notes and 5.875% Senior Notes, the “Senior Notes”). Short-term and long-term debt service liquidity requirements consist of $2 million of minimum required quarterly principal payments on ATI’s Term Loan through its maturity date of March 2026 and periodic interest payments on ATI’s Term Loan and the Senior Notes. There are no required quarterly principal payments on the Senior Notes. Long-term debt service liquidity requirements also consist of the payment in full of any remaining principal balance of ATI’s Term Loan and the Senior Notes upon their respective maturity dates.

We made $7 million of principal payments on the Term Loan during each of the years ended December 31, 2023 and 2022. Our ability to make payments on and refinance our indebtedness and to fund planned capital expenditures and growth initiatives will depend on our ability to generate cash in the future.

The Senior Secured Credit Facility provides for a $650 million Revolving Credit Facility, net of an allowance for up to $75 million in outstanding letter of credit commitments. As of December 31, 2023, we had $645 million available under the Revolving Credit Facility, net of $5 million in letters of credit. As of December 31, 2023, we had no amounts outstanding under the Revolving Credit Facility. If we have commitments outstanding on the Revolving Credit Facility at the end of a fiscal quarter, the Senior Secured Credit Facility requires us to maintain a specified maximum first lien net leverage ratio of 5.50x. Additionally, within the terms of the Senior Secured Credit Facility, a first lien net leverage ratio at or below 4.00x results in the elimination of excess cash flow payments on the Senior Secured Credit Facility for the applicable year. As of December 31, 2023, our first lien net leverage ratio was 0.06x. The Senior Secured Credit Facility also provides certain financial incentives based on our first lien net leverage ratio. A first lien net leverage ratio at or below 4.00x and above 3.50x results in a 25 basis point reduction to the applicable margin on the Revolving Credit Facility. A first lien net leverage ratio at or below 3.50x results in an additional 25 basis point reduction to the applicable margin on the Revolving Credit Facility. These reductions remain in effect as long as we achieve a first lien net leverage ratio at or below the related threshold.

In addition, the Credit Agreement includes, among other things, customary restrictions (subject to certain exceptions) on our ability to incur certain indebtedness, grant certain liens, make certain investments, engage in acquisitions, consolidations and mergers, declare or pay certain dividends, and repurchase shares of our common stock. The indentures governing the Senior Notes contain negative covenants restricting or limiting our ability to, among other things, incur or guarantee additional indebtedness, incur liens, pay dividends on, redeem or repurchase our capital stock, make certain investments, permit payment or dividend restrictions on certain of our subsidiaries, sell assets, engage in certain transactions with affiliates, and consolidate or merge or sell all or substantially all of our assets. As of December 31, 2023, we were in compliance with all covenants under the Senior Secured Credit Facility and indentures governing the Senior Notes.

Our credit ratings and outlook are reviewed periodically by Moody’s Investors Service, Inc. (“Moody’s”) and Fitch Ratings, Inc. (“Fitch”). As of December 31, 2023, our credit ratings from both Moody's and Fitch are shown in the table below:

December 31, 2023
Credit Ratings	Moody's	Fitch
Corporate Credit	Ba1	BB+
Term Loan	Baa2	BBB-
4.75% Senior Notes	Ba2	BB+
5.875% Senior Notes	Ba2	BB+
3.75% Senior Notes	Ba2	BB+

We anticipate that our capital expenditures and cash income taxes in 2024 will be comparable to 2023.

Our Board of Directors has authorized us to repurchase up to $4,000 million of our common stock pursuant to the Repurchase Program. During 2023, we repurchased approximately $263 million of our common stock under the Repurchase Program. All of the repurchase transactions during 2023 were settled in cash during the same period. As of December 31, 2023, we had approximately $773 million available under the Repurchase Program.

The following table shows our sources and uses of funds for the years ended December 31, 2023, 2022 and 2021 (dollars in millions):

	Years ended December 31,
Statement of Cash Flows Data	2023	2022	2021
Cash flows provided by operating activities	$784	$657	$635
Cash flows used for investing activities	(129)	(183)	(212)
Cash flows used for financing activities	(332)	(367)	(604)

Generally, cash provided by operating activities has been adequate to fund our operations. We have significant liquidity, including $555 million of cash and cash equivalents and $645 million available under the Revolving Credit Facility, net of $5 million in letters of credit, as of December 31, 2023. At this time, we believe cash provided by operating activities, cash and cash equivalents and borrowing capacity under the Revolving Credit Facility will be sufficient to meet our known and anticipated cash requirements for the next twelve months and thereafter.

Cash provided by operating activities

Operating activities for the year ended December 31, 2023 generated $784 million of cash compared to $657 million for the year ended December 31, 2022. The increase was principally driven by higher gross profit and lower operating working capital requirements, partially offset by higher cash income taxes.

Cash used for investing activities

Investing activities for the year ended December 31, 2023 used $129 million of cash compared to $183 million for the year ended December 31, 2022. The decrease was principally driven by a $42 million decrease in capital expenditures and $23 million in cash paid for business acquisitions during 2022 that did not reoccur in 2023, partially offset by $5 million of equity investments in 2023 and a $4 million decrease in proceeds from technology-related investments.

Cash used for financing activities

Financing activities for the year ended December 31, 2023 used $332 million of cash compared to $367 million for the year ended December 31, 2022. The decrease was principally driven by a $26 million increase in proceeds from the exercise of stock options and a $15 million decrease in stock repurchases under the Repurchase Program.

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

Under the terms of certain previous U.S. government contracts, there were price reduction clauses and provisions for potential price reductions which were estimated at the time of sale based upon history and experience, and finalized after completion of U.S. government audits. Given our current price reduction reserve for government contracts, a 10% adjustment in our price reduction reserve would correspondingly change our earnings by approximately $5 million. Since 2014, Allison contracts with the U.S. Government have generally been firm, fixed price contracts and therefore have not required re-calculation of pricing based on cost principles.

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

Goodwill impairment testing for 2023 was performed using the Step 0 analysis by assessing certain qualitative trends and factors. These trends and factors were compared to, and based on, the assumptions used in prior years. After reviewing the various qualitative factors mentioned above, our 2023 annual goodwill impairment test indicated that the fair value for the reporting unit more likely than not exceeded its carrying value, indicating no impairment.

Other intangible assets have both indefinite and finite useful lives. Intangible assets with indefinite useful lives are not amortized but are tested annually for impairment, or more often if events or circumstances change that could cause intangible assets with indefinite useful lives to become impaired. After reviewing the various qualitative factors mentioned above, our annual 2023 indefinite-lived intangible assets impairment tests, as of October 31, 2023, indicated that the fair value of our indefinite-lived intangible assets more likely than not exceeded their respective carrying values, indicating no impairment.

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

Warranty

Provisions for estimated expenses related to product warranties are made at the time products are sold. Warranty claims arise when a transmission fails while in service during the relevant warranty period. The warranty reserve is adjusted in Selling, general and administrative expense based on our current and historical warranty claims paid and associated repair costs. These estimates are established using historical information including the nature, frequency, and average cost of warranty claims and are adjusted as actual information becomes available. From time to time, we may initiate a specific field action program. As a result of the uncertainty surrounding the nature and frequency of specific field action programs, the liability for such programs is recorded when we commit to an action. We review and assess the liability for these programs on a quarterly basis. We also assess our ability to recover certain costs from our suppliers and record a receivable from the supplier when we believe a recovery is probable. Warranty costs may differ from those estimated if actual claim rates are higher or lower than our historical rates. Further information is provided in "Note 10. Product Warranty Liabilities” of Notes to Consolidated Financial Statements included in Part II, Item 8., of this Annual Report on Form 10-K, which contains a summary of the activity in our warranty liability account for 2023, 2022 and 2021, including adjustments to pre-existing warranties.

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

A change in the discount rate can have a significant impact on determining our benefit obligations. Our current discount rate is determined by matching the plans’ projected cash flows to a yield curve based on long-term, fixed income debt instruments available as of the measurement date of December 31, 2023. The effect of a one percentage point decrease in the assumed discount rate would result in an increase in the December 31, 2023 defined benefit pension plans obligation of approximately $17 million. Similarly, a one percentage point decrease in the assumed discount rate would result in an increase in the December 31, 2023 OPEB obligation of approximately $7 million.

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

Recently Issued Accounting Pronouncements

Refer to "Note 2. Summary of Significant Accounting Policies” in Part II, Item 8., of this Annual Report on Form 10-K.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk consists of changes in interest rates, foreign currency rate fluctuations and movements in commodity prices.

Interest Rate Risk

Our principal interest rate exposure relates to outstanding amounts under our Senior Secured Credit Facility. Our Senior Secured Credit Facility provides for variable rate borrowings of up to $1,263 million, including $645 million under our Revolving Credit Facility, net of $5 million of letters of credit. As of December 31, 2023, we held interest rate swap contracts that, in the aggregate, effectively hedge $500 million of the variable rate debt associated with the Term Loan at the forward-looking term rate based on the Secured Overnight Financing Rate weighted average fixed rate of 2.81% through September 2025. A one-eighth percent increase or decrease in assumed interest rates for the Senior Secured Credit Facility, if fully drawn as of December 31, 2023, would have an impact of approximately $1 million on interest expense per year. As of December 31, 2023, we had no outstanding borrowings against the Revolving Credit Facility.

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

Commodity Price Risk

We are subject to changes in our cost of sales caused by movements in underlying commodity prices. As of December 31, 2023, approximately 67% of our cost of sales consisted of purchased components. A substantial portion of the purchased parts are made of aluminum and steel. The cost of aluminum parts includes an adjustment factor on future purchases for fluctuations in aluminum prices based on accepted industry indices. In addition, a substantial amount of steel-based contracts also includes an index-based component. As our costs change, we are able to pass through a portion of the changes in commodity prices to certain of our customers according to our LTAs. We historically have not entered into long-term purchase contracts related to the purchase of aluminum and steel.

Assuming current levels of commodity purchases, a 10% variation in the price of aluminum and steel would correspondingly change our earnings by approximately $9 million and $13 million per year, respectively.

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

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Allison Transmission Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Allison Transmission Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO..

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

Critical Audit Matter

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

Product Warranty Liabilities

As described in Notes 2 and 10 to the consolidated financial statements, the Company’s consolidated product warranty liability balance was $59 million as of December 31, 2023. Management makes provisions for the estimated product warranty liabilities at the time the products are sold. These estimates are established using historical information including the nature, frequency, and average cost of warranty claims and are adjusted as actual information becomes available.

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

February 14, 2024

We have served as the Company’s auditor since 2008.

Allison Transmission Holdings, Inc.

Consolidated Balance Sheets

(dollars in millions, except share data)

	December 31, 2023	December 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$555	$232
Accounts receivable - net of allowance for doubtful accounts of $4 and $5, respectively	356	363
Inventories	276	224
Other current assets	63	47
Total Current Assets	1,250	866
Property, plant and equipment, net	774	763
Intangible assets, net	833	878
Goodwill	2,076	2,075
Marketable securities	20	22
Other non-current assets	72	67
TOTAL ASSETS	$5,025	$4,671
LIABILITIES
Current Liabilities
Accounts payable	$210	$195
Product warranty liability	32	33
Current portion of long-term debt	6	6
Deferred revenue	41	38
Other current liabilities	212	208
Total Current Liabilities	501	480
Product warranty liability	27	24
Deferred revenue	89	93
Long-term debt	2,497	2,501
Deferred income taxes	519	536
Other non-current liabilities	159	163
TOTAL LIABILITIES	3,792	3,797
Commitments and Contingencies (see Note 18)
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 1,880,000,000 shares authorized, 87,648,046 shares issued and outstanding and 91,788,885 shares issued and outstanding, respectively	1	1
Non-voting common stock, $0.01 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Paid in capital	1,891	1,848
Accumulated deficit	(628)	(953)
Accumulated other comprehensive loss, net of tax	(31)	(22)
TOTAL STOCKHOLDERS’ EQUITY	1,233	874
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$5,025	$4,671

The accompanying notes are an integral part of the consolidated financial statements.

Allison Transmission Holdings, Inc.

Consolidated Statements of Comprehensive Income

(dollars in millions, except per share data)

	Years ended December 31,
	2023	2022	2021
Net sales	$3,035	$2,769	$2,402
Cost of sales	1,565	1,472	1,257
Gross profit	1,470	1,297	1,145
Selling, general and administrative	357	328	305
Engineering — research and development	194	185	171
Operating income	919	784	669
Interest expense, net	(107)	(118)	(116)
Other income (expense), net	15	(21)	19
Income before income taxes	827	645	572
Income tax expense	(154)	(114)	(130)
Net income	$673	$531	$442
Basic earnings per share attributable to common stockholders	$7.48	$5.53	$4.13
Diluted earnings per share attributable to common stockholders	$7.40	$5.53	$4.13
Other comprehensive (loss) income, net of tax:
Pension and OPEB liability adjustment	(7)	22	2
Interest rate swaps	(4)	39	22
Foreign currency translation	2	(10)	(8)
Total other comprehensive (loss) income, net of tax	(9)	51	16
Comprehensive income, net of tax	$664	$582	$458

The accompanying notes are an integral part of the consolidated financial statements.

Allison Transmission Holdings, Inc.

Consolidated Statements of Cash Flows

(dollars in millions)

	Years ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$673	$531	$442
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	109	109	104
Amortization of intangible assets	45	46	46
Stock-based compensation	22	18	14
Deferred income taxes	(17)	(4)	64
Amortization of deferred financing costs	4	4	4
Technology-related investments gain	(3)	(6)	(3)
Unrealized loss (gain) on marketable securities	1	22	(4)
Loss on intercompany foreign exchange	—	6	—
Other	1	2	—
Changes in assets and liabilities:
Accounts receivable	7	(70)	(78)
Inventories	(52)	(25)	(26)
Accounts payable	21	15	24
Other assets and liabilities	(27)	9	48
Net cash provided by operating activities	784	657	635
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of long-lived assets	(125)	(167)	(175)
Investment in equities without a readily determinable fair value	(5)	—	—
Proceeds from technology-related investments	2	6	4
Investment in equity method investee	(1)	(1)	—
Business acquisitions	—	(23)	—
Proceeds from sale of assets	—	2	—
Investment in marketable securities	—	—	(41)
Loans to third parties	—	—	(12)
Repayments from loans to third parties	—	—	12
Net cash used for investing activities	(129)	(183)	(212)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(263)	(278)	(513)
Dividend payments	(83)	(80)	(81)
Proceeds from exercise of stock options	28	2	3
Payments on long-term debt	(7)	(7)	(7)
Taxes paid related to net share settlement of equity awards	(7)	(4)	(3)
Repayments on revolving credit facility	—	(95)	—
Borrowings on revolving credit facility	—	95	—
Payment of acquisition-related contingent liability	—	—	(3)
Net cash used for financing activities	(332)	(367)	(604)
Effect of exchange rate changes on cash	—	(2)	(2)
Net increase (decrease) in cash and cash equivalents	323	105	(183)
Cash and cash equivalents at beginning of period	232	127	310
Cash and cash equivalents at end of period	$555	$232	$127
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$(194)	$(102)	$(60)
Interest paid	$(131)	$(117)	$(103)
Interest received from interest rate swaps	$12	$1	$—
Non-cash investing activities:
Capital expenditures in liabilities	$4	$11	$9

The accompanying notes are an integral part of the consolidated financial statements.

Allison Transmission Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

(dollars in millions)

	Common Stock	Non- voting Common Stock	Preferred Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, net of tax	Stockholders’ Equity
Balance at December 31, 2020	$1	$—	$—	$1,818	$(974)	$(89)	$756
Stock-based compensation	—	—	—	14	—	—	14
Pension and OPEB liability adjustment	—	—	—	—	—	2	2
Foreign currency translation adjustment	—	—	—	—	—	(8)	(8)
Interest rate swaps	—	—	—	—	—	22	22
Repurchase of common stock	—	—	—	—	(513)	—	(513)
Dividends on common stock	—	—	—	—	(81)	—	(81)
Net income	—	—	—	—	442	—	442
Balance at December 31, 2021	$1	$—	$—	$1,832	$(1,126)	$(73)	$634
Stock-based compensation	—	—	—	18	—	—	18
Pension and OPEB liability adjustment	—	—	—	—	—	22	22
Foreign currency translation adjustment	—	—	—	—	—	(10)	(10)
Interest rate swaps	—	—	—	—	—	39	39
Issuance of common stock	—	—	—	(2)	—	—	(2)
Repurchase of common stock	—	—	—	—	(278)	—	(278)
Dividends on common stock	—	—	—	—	(80)	—	(80)
Net income	—	—	—	—	531	—	531
Balance at December 31, 2022	$1	$—	$—	$1,848	$(953)	$(22)	$874
Stock-based compensation	—	—	—	22	—	—	22
Pension and OPEB liability adjustment	—	—	—	—	—	(7)	(7)
Foreign currency translation adjustment	—	—	—	—	—	2	2
Interest rate swaps	—	—	—	—	—	(4)	(4)
Issuance of common stock	—	—	—	21	—	—	21
Repurchase of common stock	—	—	—	—	(265)	—	(265)
Dividends on common stock	—	—	—	—	(83)	—	(83)
Net income	—	—	—	—	673	—	673
Balance at December 31, 2023	$1	$—	$—	$1,891	$(628)	$(31)	$1,233

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

The Company has a global presence by serving customers in North America, Asia, Europe, South America, and Africa, with approximately 75% of its revenues being generated in North America in 2023. The Company serves customers through an independent network of approximately 1,600 independent distributor and dealer locations worldwide.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Estimates include, but are not limited to, sales incentives, government price adjustments, fair market values and future cash flows associated with goodwill, indefinite-lived intangibles, definite-lived intangibles, long-lived asset impairment tests, useful lives for depreciation and amortization, warranty liabilities, core deposit liabilities, determination of discount rate and other assumptions for pension and other post-retirement benefit (“OPEB”) expense, income taxes and deferred tax valuation allowances, derivative valuation, assumptions for business combinations and contingencies. The Company’s accounting policies involve the application of judgments and assumptions made by management that include inherent risks and uncertainties. Actual results could differ materially from these estimates and from the assumptions used in the preparation of the Company's financial statements. Changes in estimates are recorded in results of operations in the period that the events or circumstances giving rise to such changes occur.

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

Investments

Investments in equity securities where the Company is able to exercise significant influence, but not control, are accounted for under the equity method. Significant influence is typically considered to exist when the Company's ownership interest in the investee is between 20% and 50%, although other factors, such as representation on the investee's board of directors and the impact of commercial arrangements, also are considered. Investments in limited partnerships and limited liability companies are also accounted for using the equity method if the Company's investment is more than minor or if the Company is the general partner. Under the equity method of accounting, the investment is initially recorded at cost and subsequently adjusted by the Company's proportionate share of the entity's net income, with adjustments recognized in Other income (expense), net.

Investments in equity securities with a readily determinable fair value, not accounted for under the equity method, are recorded at fair value with unrealized gains and losses included in Other income (expense), net. For equity securities without a readily determinable fair value, the investments are recorded utilizing the measurement alternative at cost, less any impairment, plus or minus adjustments related to observable transactions for the same or similar securities, with gains and losses included in Other income (expense), net. See "Note 7. Fair Value of Financial Instruments" for more details on the Company's investments in equity securities.

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

Special tooling represents the costs to design and develop tools, dies, jigs and other items owned by the Company and used in the manufacture of components by suppliers under long-term supply agreements. Special tooling is depreciated on a straight-line basis over the tool’s expected useful life. Special tooling used in the development of new technology is expensed as incurred. Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred.

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

Goodwill impairment testing for 2023 was performed using the Step 0 analysis by assessing certain qualitative trends and factors. These trends and factors were compared to, and based on, the assumptions used in prior years. After reviewing the various qualitative factors mentioned above, the Company's 2023 annual goodwill impairment test indicated that the fair value for the reporting unit more likely than not exceeded its carrying value, indicating no impairment.

Other intangible assets have both indefinite and finite useful lives. Intangible assets with indefinite useful lives are not amortized but are tested annually for impairment, or more often if events or circumstances change that could cause intangible assets with indefinite useful lives to become impaired. After reviewing the various qualitative factors mentioned above, the Company's annual 2023 indefinite-lived intangible assets impairment tests, as of October 31, 2023, indicated that the fair value of its indefinite-lived intangible assets more likely than not exceeded their respective carrying value, indicating no impairment.

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

Deferred Financing Costs

The deferred financing costs related to line-of-credit arrangements are presented as a component of other non-current assets. The deferred financing costs related to other types of debt instruments such as notes and loans are presented as a component of long-term debt. Deferred financing costs continue to be amortized over the life of the related debt using the effective interest method. Amortization of deferred financing costs is recorded as part of interest expense and totaled $4 million for each of the years ended December 31, 2023, 2022 and 2021.

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

Sales under U.S. government production contracts are recognized at the point in time when control passes to the customer, or when the U.S. government accepts the transmission and is able to direct its use in certain bill-and-hold arrangements. Deferred revenue arises from cash received in advance of the culmination of the earnings process and is recognized as revenue in future periods when the applicable revenue recognition criteria have been met. Under the terms of certain previous U.S. government contracts, there were certain price reduction clauses and provisions for potential price reductions which were estimated at the time of sale based upon the Company’s history and experience and were recorded as a reduction to Net sales. Potential reductions may be attributed to a change in projected sales volumes or plant efficiencies which impact overall costs. The Company had $54 million recorded in the price reduction reserve account as of both December 31, 2023 and 2022.

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

The Company contracts with various third parties to provide engineering services. These services are recorded as Net sales in accordance with the terms of the contract. The saleable engineering services recorded were $26 million, $21 million and $21 million for the years ended December 31, 2023, 2022 and 2021, respectively. The associated costs are recorded in Cost of sales.

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

RSU grants are recorded at fair market value at the date of grant and vest upon continued performance of services by the RSU holder typically over one to three years. Performance unit grants are recorded at fair value based on a Monte-Carlo pricing model, and the restrictions lapse on the date the Compensation Committee of the Board of Directors determines the number of shares that shall vest based on the related performance or market condition achievement. Non-qualified stock option grants are recorded at fair value using a Black-Scholes option pricing model and vest upon the continued performance of services by the option holder typically over one to three years.

The Company has made a policy election under applicable accounting guidance to account for forfeitures as a reduction of stock-based compensation expense when the forfeiture actually occurs.

RSUs were granted to certain employees and directors at fair market value on the date of grant. The restrictions lapse upon continued performance by the RSU holder on the vest date which generally occurs over one, two or three years. RSU incentive compensation expense recorded was $11 million, $9 million and $6 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Performance-based awards, including performance units, were granted to certain employees at fair value at the date of grant. The Company records the fair value of each performance-based award based on a Monte-Carlo pricing model. Performance-based award incentive compensation expense recorded was $5 million for each of the years ended December 31, 2023, 2022 and 2021.

Stock options were granted to certain employees at fair value on the date of grant using a Black-Scholes option pricing model. Stock option incentive compensation expense recorded was $6 million, $4 million and $3 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued authoritative accounting guidance expanding public entities’ reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses that are regularly reviewed by the Chief Operating Decision Maker and included within each reported measure of segment profit or loss. The guidance will become effective for the Company starting with its fiscal year ended December 31, 2024 and the subsequent interim periods. The guidance will be applied retrospectively, and the Company does not plan to early adopt. Management is currently evaluating the impact of this guidance on the Company's consolidated financial statements.

In December 2023, the FASB issued authoritative accounting guidance to improve income tax disclosures by requiring disaggregated information about a reporting entity's effective tax rate reconciliation and information on income taxes paid. The guidance will become effective for the Company beginning with its fiscal year ended December 31, 2025. The guidance will be applied prospectively with the option to apply it retrospectively. Management is currently evaluating the impact of this guidance on the Company's consolidated financial statements.

All other recently issued accounting pronouncements were assessed as either not applicable to the Company or were not expected to have a material impact on the Company's consolidated financial statements.

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

The Company may also use volume-based discounts and rebates as marketing incentives in the sales of both vehicle propulsion solutions and service parts, which are accounted for as variable consideration. The Company records the impact of the incentives as a reduction to revenue when it is determined that the adjustment is not likely to reverse. The Company estimates the impact of all other incentives based on the related sales and market conditions in the end market vocation. The Company recorded no material adjustments based on variable consideration during any of the years ended December 31, 2023, 2022 and 2021.

Net sales are made on credit terms, generally 30 days, based on an assessment of the customer’s creditworthiness. For certain goods or services, the Company receives consideration prior to satisfying the related performance obligation. Such consideration is recorded as a contract liability in current and non-current deferred revenue as of December 31, 2023 and December 31, 2022. See "Note 11. Deferred Revenue” for more information including the amount of revenue earned during the year ended December 31, 2023 that had been previously deferred. The Company had no material contract assets as of either December 31, 2023 or 2022.

The Company has one operating segment and reportable segment. The Company is in one line of business, which is the manufacture and distribution of vehicle propulsion solutions. The following presents disaggregated revenue by categories that best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors (dollars in millions):

	Year ended December 31, 2023	Year ended December 31, 2022	Year ended December 31, 2021
North America On-Highway	$1,529	$1,359	$1,177
North America Off-Highway	63	86	58
Defense	166	146	186
Outside North America On-Highway	477	463	381
Outside North America Off-Highway	104	127	83
Service Parts, Support Equipment and Other	696	588	517
Total Net Sales	$3,035	$2,769	$2,402

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

Revenue from the sale of ETC contracts is recognized ratably over the time period that corresponds with the period of coverage, as the Company has determined this method best depicts the progress towards satisfaction of its performance obligation. ETC contracts are typically sold in one to five year durations within the North America On-Highway, Outside North America On-Highway, North America Off-Highway and Outside North America Off-Highway end markets. The ETC contract period begins when the standard warranty coverage period ends. All consideration allocated to an ETC performance obligation is initially deferred until the coverage period begins.

NOTE 4. INVENTORIES

Inventories consisted of the following components (dollars in millions):

	December 31, 2023	December 31, 2022
Purchased parts and raw materials	$152	$115
Work in progress	17	7
Service parts	54	53
Finished goods	53	49
Total inventories	$276	$224

Inventory components shipped to third parties, primarily cores, parts to re-manufacturers, and parts to contract manufacturers, which the Company has an obligation to buy back, are included in purchased parts and raw materials, with an offsetting liability in Other current liabilities. See "Note 14. Other Current Liabilities” for more information.

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

The cost and accumulated depreciation of property, plant and equipment are as follows (dollars in millions):

	December 31, 2023	December 31, 2022
Machinery and equipment	$937	$845
Buildings and building improvements	528	517
Special tooling	259	268
Software	195	186
Construction in progress	68	107
Land and land improvements	29	27
Total property, plant and equipment	2,016	1,950
Accumulated depreciation	(1,242)	(1,187)
Property, plant and equipment, net	$774	$763

Depreciation of property, plant and equipment was $109 million, $109 million and $104 million for the years ended December 31, 2023, 2022 and 2021, respectively.

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS

As of December 31, 2023 and 2022, the carrying amount of the Company’s Goodwill was $2,076 million and $2,075 million, respectively.

The following presents a summary of other intangible assets (dollars in millions):

	December 31, 2023			December 31, 2022
	Intangible assets, gross	Accumulated amortization	Intangible assets, net	Intangible assets, gross	Accumulated amortization	Intangible assets, net
Other intangible assets:
Trade name	$791	$—	$791	$791	$—	$791
In-process research and development	25	—	25	25	—	25
Customer relationships – commercial	839	(833)	6	839	(793)	46
Customer relationships – defense	62	(56)	6	62	(53)	9
Proprietary technology	484	(479)	5	484	(477)	7
Non-compete agreement	1	(1)	—	1	(1)	—
Total	$2,202	$(1,369)	$833	$2,202	$(1,324)	$878

Amortization of intangible assets was $45 million, $46 million and $46 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The Company’s 2023 annual goodwill impairment test indicated that the fair value of the reporting unit more likely than not exceeded its carrying value, indicating no impairment. The Company's 2023 annual indefinite-lived intangible assets impairment test indicated that the fair value of the Company’s indefinite-lived intangible assets more likely than not exceeded their carrying value, indicating no impairment.

Amortization expense related to other intangible assets for the next five years is expected to be (dollars in millions):

	2024	2025	2026	2027	2028
Amortization expense	$10	$7	$3	$3	$2

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

Level 3 — Certain inputs are unobservable or have little or no market data available. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At each balance sheet date, the Company performs an analysis of all instruments subject to authoritative accounting guidance and includes, in Level 3, all of those whose fair value is based on significant unobservable inputs. As of December 31, 2023 and 2022, the Company did not have any Level 3 financial assets or liabilities.

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

The Company’s valuation techniques used to calculate the fair value of derivative instruments represent a market approach with observable inputs that qualify as Level 2 in the fair value hierarchy. The Company uses valuations from the issuing financial institutions for the fair value measurement of interest rate swaps. The floating-to-fixed interest rate swaps are based on the Secured Overnight Financing Rate ("SOFR"), which is observable at commonly quoted intervals. The fair values are included in other current and non-current assets in the Consolidated Balance Sheets. See “Note 9. Derivatives” for more information regarding the Company’s interest rate swaps.

The following table summarizes the fair value of the Company’s financial assets and (liabilities) as of December 31, 2023 and 2022 (dollars in millions):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		TOTAL
	2023	2022	2023	2022	2023	2022
Cash equivalents	$421	$111	$—	$—	$421	$111
Marketable securities	20	22	—	—	20	22
Rabbi trust assets	18	15	—	—	18	15
Deferred compensation obligation	(18)	(15)	—	—	(18)	(15)
Derivative assets	—	—	12	18	12	18
Total	$441	$133	$12	$18	$453	$151

In 2023, the Company invested in equity securities in an unconsolidated entity without a readily determinable fair value. This investment represents a less than a 20% ownership interest in the privately-held affiliate, and the Company does not maintain significant influence over or control of the entity. The Company has elected the measurement alternative and measures the investment at cost, less any impairment, plus or minus adjustments related to observable transactions for the same or similar securities. This equity investment is recorded in Other non-current assets in the Consolidated Balance Sheets, with changes in the value recorded in Other income (expense), net in the Consolidated Statements of Comprehensive Income. As of December 31, 2023, the Company held equity securities without a readily determinable fair value of $5 million and no such equity securities were held as of December 31, 2022.

NOTE 8. DEBT

Long-term debt and maturities are as follows (dollars in millions):

	December 31, 2023	December 31, 2022
Long-term debt:
Senior Secured Credit Facility Term Loan, variable, due 2026	$618	$625
Senior Notes, fixed 4.75%, due 2027	400	400
Senior Notes, fixed 5.875%, due 2029	500	500
Senior Notes, fixed 3.75%, due 2031	1,000	1,000
Total long-term debt	$2,518	$2,525
Less: current maturities of long-term debt	6	6
deferred financing costs, net (see Note 2)	15	18
Total long-term debt, net	$2,497	$2,501

Principal payments required on long-term debt during the next five years are as follows (dollars in millions):

	2024	2025	2026	2027	2028
Payments	$6	$6	$606	$400	$—

As of December 31, 2023, the Company had $2,518 million of indebtedness associated with Allison Transmission, Inc.’s (“ATI”), the Company’s wholly-owned subsidiary, 4.75% Senior Notes due October 2027 (“4.75% Senior Notes”), ATI’s 5.875% Senior Notes due June 2029 (“5.875% Senior Notes”), ATI’s 3.75% Senior Notes due January 2031 (“3.75% Senior Notes” and, together with the 4.75% Senior Notes and 5.875% Senior Notes, the “Senior Notes”) and the Second Amended and Restated Credit Agreement dated as of March 29, 2019, as amended (the “Credit Agreement”), governing ATI’s term loan facility in the amount of $618 million due March 2026 (“Term Loan”) and ATI’s revolving credit facility with commitments in the amount of $650 million due September 2025 (“Revolving Credit Facility” and, together with the Term Loan, the “Senior Secured Credit Facility”).

The fair value of the Company’s long-term debt obligations as of December 31, 2023 was $2,388 million. The fair value is based on quoted Level 2 market prices of the Company’s debt as of December 31, 2023. The difference between the fair value and carrying value of the long-term debt is driven primarily by trends in the financial markets.

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

The borrowings under the Senior Secured Credit Facility are collateralized by a lien on substantially all assets of the Company, ATI and certain existing and future U.S. subsidiary guarantors, as provided in the Credit Agreement. Interest on the Term Loan, as of December 31, 2023, is either (a) 1.75% over a SOFR rate on deposits in U.S. dollars for one-, three- or six-month periods (or a twelve-month period if, at the time of the borrowing, consented to by all relevant lenders and the administrative agent) plus a 0.1% credit spread adjustment for all interest periods ("Adjusted Term SOFR"), or (b) 0.75% over the greater of the prime lending rate as quoted by the administrative agent, the Adjusted Term SOFR Rate for an interest period of one month plus 1.00% and the federal funds effective rate published by the Federal Reserve Bank of New York plus 0.50%, subject to a 1.00% floor (the "Base Rate"). As of December 31, 2023, the Company elected to pay the lowest all-in rate of Adjusted Term SOFR plus the applicable margin, or 7.21%, on the Term Loan. The Credit Agreement requires minimum quarterly principal payments on the Term Loan, as well as prepayments from certain net cash proceeds of non-ordinary course asset sales and casualty and condemnation events, the incurrence of certain debt and from a percentage of excess cash flow, if applicable. The minimum required quarterly principal payment on the Term Loan through its maturity date of March 2026 is $2 million. As of December 31, 2023, there had been no payments required for certain net cash proceeds of non-ordinary course asset sales and casualty and condemnation events. The remaining principal balance is due upon maturity.

The Senior Secured Credit Facility also provides a Revolving Credit Facility, net of an allowance for up to $75 million in outstanding letters of credit commitments. Throughout the year ended December 31, 2023, the Company made no withdrawals on the Revolving Credit Facility. As of December 31, 2023, the Company had $645 million available under the Revolving Credit Facility, net of $5 million in letters of credit. Borrowings under the Revolving Credit Facility bear interest at a variable base rate plus an applicable margin based on the Company’s first lien net leverage ratio. When the Company’s first lien net leverage ratio is above 4.00x, interest on the Revolving Credit Facility is (a) 0.75% over the Base Rate or (b) 1.75% over the Adjusted Term SOFR Rate; when the Company’s first lien net leverage ratio is equal to or less than 4.00x and above 3.50x, interest on the Revolving Credit Facility is (i) 0.50% over the Base Rate or (ii) 1.50% over the Adjusted Term SOFR Rate; and when the Company’s first lien net leverage ratio is equal to or below 3.50x, interest on the Revolving Credit Facility is (y) 0.25% over the Base Rate or (z) 1.25% over the Adjusted Term SOFR Rate. As of December 31, 2023, the applicable margin for the Revolving Credit Facility was 1.25%. In addition, there is an annual commitment fee, based on the Company’s first lien net leverage ratio, on the average unused revolving credit borrowings available under the Revolving Credit Facility. As of December 31, 2023, the commitment fee was 0.25%. Borrowings under the Revolving Credit Facility are payable at the option of the Company throughout the term of the Senior Secured Credit Facility with the balance due in September 2025.

The Senior Secured Credit Facility requires the Company to maintain a specified maximum first lien net leverage ratio of 5.50x when revolving loan commitments remain outstanding on the Revolving Credit Facility at the end of a fiscal quarter. As of December 31, 2023, the Company had no amounts outstanding under the Revolving Credit Facility; however, the Company would have been in compliance with the maximum first lien net leverage ratio, achieving a 0.06x ratio. Additionally, within the terms of the Senior Secured Credit Facility, a first lien net leverage ratio at or below 4.00x results in the elimination of excess cash flow payments on the Senior Secured Credit Facility for the applicable year.

In addition, the Credit Agreement, among other things, includes customary restrictions (subject to certain exceptions) on the Company’s ability to incur certain indebtedness, grant certain liens, make certain investments, engage in acquisitions, consolidations and mergers, declare or pay certain dividends or repurchase shares of the Company’s common stock. As of December 31, 2023, the Company was in compliance with all covenants under the Credit Agreement.

Senior Notes

Each series of the Senior Notes is unsecured and is guaranteed by each of ATI’s domestic subsidiaries that is a borrower under or guarantees the Senior Secured Credit Facility and is unconditionally guaranteed, jointly and severally, by any of ATI’s future domestic subsidiaries that are borrowers under or guarantee the Senior Secured Credit Facility. None of ATI’s domestic subsidiaries currently guarantee its obligations under the Senior Secured Credit Facility, and therefore none of ATI’s domestic subsidiaries currently guarantee any series of the Senior Notes. The indentures governing the Senior Notes contain negative covenants restricting or limiting the Company’s ability to, among other things: incur or guarantee additional indebtedness, incur liens, pay dividends on, redeem or repurchase the Company’s capital stock, make certain investments, permit payment or dividend restrictions on certain of the Company’s subsidiaries, sell assets, engage in certain transactions with affiliates, and consolidate or merge or sell all or substantially all of the Company’s assets. As of December 31, 2023, the Company was in compliance with all covenants under the indentures governing the Senior Notes.

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

As of December 31, 2023, the Company held interest rate swap contracts that, in the aggregate, effectively hedge $500 million of the variable rate debt associated with the Term Loan at the Term SOFR weighted average fixed rate of 2.81% through September 2025.

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

The following tabular disclosures further describe the Company’s interest rate derivatives qualifying and designated for hedge accounting and their impact on the financial condition of the Company (dollars in millions):

		Fair Value
	Balance Sheet Location	December 31, 2023	December 31, 2022
Derivative Assets:
Interest rate swaps	Other current assets	$7	$7
	Other non-current assets	5	11
Total derivative assets		$12	$18

The balance of derivative gains recorded in AOCL as of December 31, 2023 and 2022 was $12 million and $18 million, respectively. The Company had $10 million of derivative gains recorded in AOCL expected to be reclassified to earnings within the next twelve months as of December 31, 2023. See "Note 17. Accumulated Other Comprehensive Loss” for information regarding activity recorded as a component of AOCL during the year ended December 31, 2023.

NOTE 10. PRODUCT WARRANTY LIABILITIES

As of December 31, 2023, the current and non-current product warranty liabilities were $32 million and $27 million, respectively. As of December 31, 2022, the current and non-current product warranty liabilities were $33 million and $24 million, respectively. Product warranty liability activities consisted of the following (dollars in millions):

	Year ended December 31, 2023	Year ended December 31, 2022	Year ended December 31, 2021
Beginning balance	$57	$53	$66
Payments	(41)	(31)	(30)
Increase in liability (warranty issued during period)	28	17	16
Net adjustments to liability	15	18	1
Ending balance	$59	$57	$53

The adjustments to the total liability in 2023, 2022 and 2021 were the result of general changes in estimates for various products and specific field action programs as additional claims data and field information became available.

NOTE 11. DEFERRED REVENUE

As of December 31, 2023, the current and non-current deferred revenue were $41 million and $89 million, respectively. As of December 31, 2022, the current and non-current deferred revenue were $38 million and $93 million, respectively. Deferred revenue activity consisted of the following (dollars in millions):

	Year ended December 31, 2023	Year ended December 31, 2022	Year ended December 31, 2021
Beginning balance	$131	$136	$143
Increases	52	35	29
Revenue earned	(53)	(40)	(36)
Ending balance	$130	$131	$136

As of both December 31, 2023 and 2022, deferred revenue recorded in current and non-current liabilities related to ETC was $30 million and $85 million, respectively.

NOTE 12. LEASES

Lessee Accounting

Contracts are assessed by the Company to determine if the contract conveys the right to control an identified asset in exchange for consideration during a period of time. The Company classifies all identified leases as either operating or finance leases. As of both December 31, 2023 and 2022, the Company was not a party to any finance leases. Contracts that contain leases are assessed to determine if the consideration in the contract is related to a lease component, non-lease component or other components not related to the lease. Lease components are recorded as right-of-use (“ROU”) assets and lease liabilities while any non-lease component is expensed as incurred. The consideration in the contract related to other components not related to the lease is allocated among the lease component and the non-lease component, as applicable, based on the stand-alone selling price of the lease and non-lease components.

Certain lease contracts may contain an option to extend or terminate the lease. The Company considers the economic impact of extension and termination options by contract. If the Company concludes it is reasonably certain an option will be exercised, that option is included in the lease term and impacts the amount recorded as an ROU asset and lease liability upon inception of the contract.

The Company's lease liability is determined by discounting the future cash flows over the lease period. The Company determines its discount rates utilizing current secured financing rates based on the length of the lease period plus the Company's margin over Adjusted Term SOFR on the Term Loan. The Company believes this rate effectively represents a borrowing rate the Company could obtain on a debt instrument possessing similar terms as the lease. Lease liabilities are classified between current and non-current liabilities based on the terms of the underlying leases. The weighted average discount rate on operating leases as of December 31, 2023 and 2022 was 4.75% and 4.43%, respectively.

As of December 31, 2023, the Company recorded current and non-current operating lease liabilities of $4 million and $14 million, respectively. As of December 31, 2022, the Company recorded current and non-current operating lease liabilities of $4 million and $13 million, respectively. The following table reconciles future undiscounted cash flows for operating leases as of December 31, 2023 to total operating lease liabilities:

December 31, 2023
2024	$5
2025	5
2026	4
2027	3
2028	3
Thereafter	4
Total lease payments	$24
Less: Interest	6
Present value of operating lease liabilities	$18

ROU assets are calculated as the related lease liability adjusted for lease incentives, prepayments and the effect of escalating lease payments on period expense. The below table depicts the ROU assets held by the Company based on the underlying asset:

	December 31, 2023	December 31, 2022
Buildings	$15	$15
Equipment	2	—
Land	1	1
Vehicles	1	1
Total ROU assets	$19	$17

The weighted average remaining lease term as of December 31, 2023 and December 31, 2022 was 5.6 years and 6.3 years, respectively.

Operating lease expense was $6 million and $5 million for the years ended December 31, 2023 and 2022, respectively, and was recorded within Selling, general and administrative expense and Engineering — research and development on the Company's Consolidated Statements of Comprehensive Income. There was no material short-term operating lease expense for either of the years ended December 31, 2023 or 2022.

During the years ended December 31, 2023 and 2022, the Company recorded $6 million and $4 million, respectively, of new ROU assets obtained in exchange for lease obligations.

NOTE 13. OTHER INCOME (EXPENSE), NET

Other income (expense), net consists of the following (dollars in millions):

	Years ended December 31,
	2023	2022	2021
Post-retirement benefit plan amendment credits	$9	$9	$10
Technology-related investments gain	3	6	4
Rabbi trust assets gain (loss)	3	(3)	2
Loss on foreign exchange	(2)	(13)	(2)
Unrealized (loss) gain on marketable securities	(1)	(22)	4
Other	3	2	1
Total	$15	$(21)	$19

NOTE 14. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (dollars in millions):

	December 31, 2023	December 31, 2022
Payroll and related costs	$89	$72
Sales incentives	41	42
Accrued interest payable	24	24
Vendor buyback obligation	18	16
Taxes payable	17	31
Lease liability	4	4
Other accruals	19	19
Total	$212	$208

NOTE 15. EMPLOYEE BENEFIT PLANS

The Company provides defined benefit pension plans, defined contribution plans and/or other postretirement benefit plans to certain employees globally. However, contributions to the Company’s various international benefit plans are not material for the periods presented. The Company’s defined benefit pension plans generally provide benefits of negotiated, stated amounts for each year of service as well as significant supplemental benefits for eligible employees. The Company sponsors defined contribution retirement savings plans for eligible employees, based on employee location and status. The Company’s salaried defined contribution retirement savings plans provide for a Company match of employee contributions up to certain limits based upon eligible base salary. The charge to expense for the Company’s defined contribution retirement savings plans was $18 million, $16 million and $14 million for the years ended December 31, 2023, 2022 and 2021, respectively. The Company is also responsible for OPEB costs (medical, dental, vision, and life insurance) for hourly employees hired prior to May 19, 2008, excluding those employees eligible to retire at the time of the sale of the Company. The plan is unfunded and any future payments will be funded by the Company’s operating cash flows.

Obligations, Funded Status and Recognition in the Consolidated Balance Sheets

The following table provides a reconciliation of the changes in the benefit obligations, funded status and amounts recognized in the Consolidated Balance Sheets for the years ended December 31, 2023 and 2022 (dollars in millions):

	Pension Plans		Post-retirement Benefits
	Year ended December 31, 2023	Year ended December 31, 2022	Year ended December 31, 2023	Year ended December 31, 2022
Benefit Obligations:
Benefit obligation at beginning of year	$161	$220	$73	$102
Service cost	4	7	—	1
Interest cost	8	6	4	3
Benefits paid	(12)	(15)	(5)	(4)
Actuarial loss (gain)	8	(57)	(8)	(29)
Benefit obligation at end of year	$169	$161	$64	$73
Fair Value of Plan Assets:
Fair value of plan assets at beginning of year	$158	$213	$—	$—
Actual return on plan assets	10	(43)	—	—
Employer contributions	8	3	5	4
Benefits paid	(12)	(15)	(5)	(4)
Fair value of plan assets at end of year	$164	$158	$—	$—
Net Funded Status	$(5)	$(3)	$(64)	$(73)
Amounts Recognized in Balance Sheet:
Non-current assets	$1	$3	$—	$—
Current liabilities	—	—	(4)	(4)
Non-current liabilities	(6)	(6)	(60)	(69)
Total liabilities	$(5)	$(3)	$(64)	$(73)
Accumulated Other Comprehensive Loss:
Prior service credit	$1	$1	$14	$24
Actuarial (gain) loss	(7)	(1)	33	27
Total	$(6)	$—	$47	$51

The accumulated benefit obligation for the Company's pension plans as of December 31, 2023 and 2022 was $164 million and $159 million, respectively.

The table below provides the weighted-average actuarial assumptions used to determine the benefit obligations of the Company’s plans.

	Pension Plans		Post-retirement Benefits
	As of December 31,
	2023	2022	2023	2022
Discount rate	5.00%	5.20%	5.00%	5.20%
Rate of compensation increase (salaried)	3.00%	3.00%	N/A	N/A

The discount rate is used to determine the present value of the Company’s benefit obligations. The Company’s discount rate is determined by matching the plans’ projected cash flows to a yield curve based on long-term, fixed income debt instruments available as of the measurement date of December 31, 2023. The Company reviews all actuarial assumptions on an annual basis and in the case of remeasurement.

As of December 31, 2023 and 2022, the projected benefit obligation, the accumulated benefit obligation, and the fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets and for pension plans with an accumulated benefit obligation in excess of plan assets were as follows (dollars in millions):

	Hourly Plan		Salary Plan
	As of December 31,
	2023	2022	2023	2022
Plans with projected benefit obligation in excess of plan assets:
Projected benefit obligation	N/A [1]	N/A [1]	$83	$79
Fair value of plan assets	N/A [1]	N/A [1]	$77	$73
Plans with accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	N/A [1]	N/A [1]	$79	$76
Fair value of plan assets	N/A [1]	N/A [1]	$77	$73
(1)
As of December 31, 2023 and 2022, the hourly defined pension plan had plan assets greater than the projected benefit obligation and the accumulated benefit obligation.

Net Periodic Benefit Cost

Information about the net periodic benefit cost (credit) and other changes recognized in AOCL for the pension and post-retirement benefit plans is as follows (dollars in millions):

	Pension Plans			Post-retirement Benefits
	Year ended December 31, 2023	Year ended December 31, 2022	Year ended December 31, 2021	Year ended December 31, 2023	Year ended December 31, 2022	Year ended December 31, 2021
Net Periodic Benefit Cost (Credit):
Service cost	$4	$7	$9	$—	$1	$1
Interest cost	8	6	5	4	3	3
Expected return on assets	(8)	(8)	(8)	—	—	—
Prior service credit	—	(1)	—	(10)	(10)	(10)
Recognized actuarial loss (gain)	—	1	1	(2)	—	—
Net Periodic Benefit Cost (Credit)	$4	$5	$7	$(8)	$(6)	$(6)
Other changes in other comprehensive loss (income):
Net loss (gain)	$6	$(6)	$(6)	$(8)	$(29)	$(5)
Amortizations	—	—	(1)	12	10	10
Total recognized – other comprehensive loss (income)	$6	$(6)	$(7)	$4	$(19)	$5

The components of net periodic benefit costs other than the service cost component are included in Other income (expense), net in the Consolidated Statements of Comprehensive Income.

The table below provides the weighted-average actuarial assumptions used to determine the net periodic benefit cost (credit).

	Pension Plans			Post-retirement Benefits
	Year ended December 31, 2023	Year ended December 31, 2022	Year ended December 31, 2021	Year ended December 31, 2023	Year ended December 31, 2022	Year ended December 31, 2021
Discount rate	5.20%	2.70%	2.30%	5.20%	2.80%	2.40%
Rate of compensation increase (salaried)	3.00%	3.00%	3.00%	N/A	N/A	N/A
Expected return on assets	5.30%	3.80%	3.70%	N/A	N/A	N/A

The overall expected rate of return on plan assets is based upon historical and expected future returns consistent with the expected benefit duration of the plan for each asset group adjusted for investment and administrative fees. Health care cost trends are used to project future post-retirement benefits payable from the Company’s plans. As of December 31, 2023, future post-retirement health care costs were forecasted assuming an initial annual increase of up to 9.75%, decreasing to an annual increase of up to 4.00% by the year 2048. The Company reviews all actuarial assumptions on an annual basis and in the case of remeasurement.

Pension Plan Assets

The Company’s pension plan assets mostly consist of diversified equity securities and diversified debt securities. The fair values of plan assets for the Company’s pension plans as of December 31, 2023 and 2022 are as follows (dollars in millions):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		TOTAL
	2023	2022	2023	2022	2023	2022
Diversified debt securities	$12	$8	$123	$123	$135	$131
Diversified equity securities	18	18	7	7	25	25
Cash equivalents	4	2	—	—	4	2
Total	$34	$28	$130	$130	$164	$158

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

	Target
Asset Category	Hourly	Salary
Cash equivalents	2%	2%
Diversified equity securities	15	15
Diversified debt securities	83	83
Total	100%	100%

Throughout 2023, the Company’s investment committee has continued to evaluate the investments and take steps toward the established targets.

Expected Contributions and Benefit Payments

Information about expected cash flows for the Company’s pension and post-retirement benefit plans is as follows (dollars in millions):

	Pension Plans	Post-retirement Benefits
Employer Contributions:
2024 expected contributions	$—	$4
Expected Benefit Payments:
2024	11	4
2025	12	5
2026	12	4
2027	12	4
2028	12	4
2029-2033	66	23

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

Non-qualified Deferred Compensation Plan

The Company maintains a non-qualified deferred compensation plan (“Deferred Compensation Plan”) for a select group of management. Under the terms of the plan, the Company has utilized a rabbi trust to accumulate assets to fund its promise to pay benefits under the Deferred Compensation Plan. The rabbi trust is an irrevocable trust, which restricts any use of funds (operational or otherwise) by the Company other than to pay benefits under the Deferred Compensation Plan, and prevents immediate taxation of contributed amounts. Funds are accumulated through both employee deferrals and a Company match. Funds can be invested by the employee into a diversified group of investment options, which have been selected by the Company’s investment committee, that are all categorized as Level 1 in the fair value hierarchy. The Company match resulted in $1 million of expense recorded for the year ended December 31, 2023 and no charge to the Consolidated Statements of Comprehensive Income for either of the years ended December 31, 2022 and 2021. The fair value of the rabbi trust plan assets and deferred compensation obligation was $18 million and $15 million as of December 31, 2023 and 2022, respectively.

NOTE 16. INCOME TAXES

Income before income taxes included the following (dollars in millions):

	Years ended December 31,
	2023	2022	2021
U.S. income	$776	$621	$513
Foreign income	51	24	59
Total	$827	$645	$572

The provision for income tax expense was estimated as follows (dollars in millions):

	Years ended December 31,
	2023	2022	2021
Current income taxes:
U.S. federal	$144	$98	$48
U.S. state and local	16	11	8
Foreign	11	9	10
Total Current	171	118	66
Deferred income tax expense, net:
U.S. federal	(15)	5	56
U.S. state and local	2	(3)	8
Foreign	(4)	(6)	—
Total Deferred	(17)	(4)	64
Total income tax expense	$154	$114	$130

A reconciliation of the provision for income tax expense compared with the amounts at the U.S. federal statutory rate is as follows (dollars in millions):

	Years ended December 31,
	2023	2022	2021
Tax at U.S. statutory income tax rate	$174	$136	$120
Tax credits	(15)	(9)	(4)
State tax expense (excluding tax rate changes)	13	12	12
Non-deductible expenses	(13)	2	—
Effect of tax rate changes	(4)	(15)	2
Valuation allowance	2	(6)	(1)
Other adjustments	(3)	(6)	1
Total income tax expense	$154	$114	$130

The effective tax rate for the years ended December 31, 2023 and 2022 was 19% and 18%, respectively.

Deferred income tax assets and liabilities as of December 31, 2023 and 2022 reflect the effect of temporary differences between amounts of assets, liabilities and equity for financial reporting purposes and the bases of such assets, liabilities and equity as measured by tax laws, as well as tax loss and tax credit carry forwards. Net deferred tax assets and liabilities are classified as non-current in the Consolidated Balance Sheets. As described above, the deferred tax assets and liabilities are measured based on the enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid.

The Company has not recognized any deferred tax liabilities associated with earnings in foreign subsidiaries, except for its subsidiary located in China, as they are intended to be permanently reinvested and used to support foreign operations or have no associated tax requirements. As of December 31, 2023, the Company has recorded a deferred tax liability of $3 million for the tax liability associated with the remittance of previously taxed income and unremitted earnings for its subsidiary located in China.

Temporary differences and carryforwards that gave rise to deferred tax assets and liabilities included the following (dollars in millions):

	December 31, 2023	December 31, 2022
Deferred tax assets:
Capitalized research	$43	$29
Other accrued liabilities	35	30
Deferred revenue	28	29
Warranty accrual	14	11
Stock-based compensation	8	10
Tax credits	8	7
Inventories	7	7
Sales incentives	7	7
Other	16	18
Total deferred tax assets	166	148
Valuation allowances	(9)	(7)
Deferred tax liabilities:
Goodwill	(414)	(413)
Trade name	(178)	(179)
Property, plant and equipment	(61)	(53)
Post-retirement	(6)	(6)
Intangibles	(3)	(12)
Other	(5)	(6)
Total deferred tax liabilities	(667)	(669)
Net deferred tax liability	$(510)	$(528)

Management has determined, based on an evaluation of available objective and subjective evidence, that it is more likely than not that certain federal and state deferred tax assets will not be realized; therefore, these deferred tax assets are offset with a valuation allowance of $9 million as of December 31, 2023 and $7 million as of December 31, 2022.

The 2017 U.S. Tax Cuts and Jobs Act requires taxpayers to capitalize and amortize specified research and development expenditures over a period of five years for domestic or 15 years for foreign research, beginning with the tax years ending after December 31, 2021. As a result, the Company recognized a deferred tax asset of $43 million as of December 31, 2023.

All of the Company's tax returns, once filed, will remain subject to examination by the various taxing authorities for the duration of the applicable statute of limitations (generally three years from the earlier of the date of filing or the due date of the return).

NOTE 17. ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in components of AOCL consisted of the following (dollars in millions):

	Pension and OPEB liability adjustments	Interest rate swaps	Foreign currency items	Total
AOCL as of December 31, 2020	$(19)	$(46)	$(24)	$(89)
Other comprehensive income (loss) before reclassifications	12	14	(8)	18
Amounts reclassified from AOCL	(9)	15	—	6
Income tax expense	(1)	(7)	—	(8)
Net current period other comprehensive income (loss)	$2	$22	$(8)	$16
AOCL as of December 31, 2021	$(17)	$(24)	$(32)	$(73)
Other comprehensive income (loss) before reclassifications	39	44	(10)	73
Amounts reclassified from AOCL	(10)	6	—	(4)
Income tax expense	(7)	(11)	—	(18)
Net current period other comprehensive income (loss)	$22	$39	$(10)	$51
AOCL as of December 31, 2022	$5	$15	$(42)	$(22)
Other comprehensive income before reclassifications	3	7	2	12
Amounts reclassified from AOCL	(12)	(12)	—	(24)
Income tax benefit	2	1	—	3
Net current period other comprehensive (loss) income	$(7)	$(4)	$2	$(9)
AOCL as of December 31, 2023	$(2)	$11	$(40)	$(31)

The following table shows the location in the Consolidated Statements of Comprehensive Income affected by reclassifications from AOCL (dollars in millions):

	Amounts reclassified from AOCL
AOCL Components	Year ended December 31, 2023	Year ended December 31, 2022	Year ended December 31, 2021	Affected line item in the Consolidated Statements of Comprehensive Income
Interest rate swaps	$12	$(6)	$(15)	Interest expense, net
Prior service credit	10	11	10	Other income (expense), net
Recognized actuarial gain (loss)	2	(1)	(1)	Other income (expense), net
Total reclassifications, before tax	24	4	(6)	Income before income taxes
Income tax (expense) benefit	(5)	(1)	1	Income tax expense
Total reclassifications	$19	$3	$(5)

The Company revised its disclosure of amounts reclassified from AOCL related to its interest rate swaps and the income tax (expense) benefit attributed to those reclassifications for the period ended December 31, 2021, which resulted in a decrease to the previously disclosed total reclassifications from AOCL. The Company believes these revisions to the disclosures are immaterial to the consolidated financial statements.

Prior service credit and actuarial gain (loss) are included in the computation of the Company’s net periodic benefit cost. Please see "Note 15. Employee Benefit Plans” for additional details.

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

NOTE 19. CONCENTRATION OF RISK

As of December 31, 2023 and 2022, the Company employed approximately 3,700 and 3,500 employees, respectively, with 89% of those employees in the U.S. Approximately 48% and 46% of the Company’s U.S. employees were represented by unions and subject to a collective bargaining agreement as of December 31, 2023 and 2022, respectively. The Company is currently operating under a collective bargaining agreement with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) Local 933 that expires in November 2027.

Three customers accounted for 10% or more of the Company's net sales within the last three years presented.

	Years ended December 31,
% of net sales	2023	2022	2021
Daimler AG	18%	20%	20%
Traton SE	11%	10%	10%
PACCAR Inc.	11%	9%	10%

Two customers accounted for 10% or more of the Company's outstanding accounts receivable within the last two years presented.

% of accounts receivable	December 31, 2023	December 31, 2022
Daimler AG	16%	17%
Traton SE	14%	11%

No supplier accounted for 10% or more of materials purchased during any of the years ended December 31, 2023, 2022 or 2021.

NOTE 20. COMMON STOCK

The Company's Board of Directors has authorized the Company to repurchase up to $4,000 million of its common stock pursuant to a stock repurchase program (the "Repurchase Program"). During 2023, the Company repurchased approximately $263 million of its common stock under the Repurchase Program, leaving $773 million of authorized repurchases remaining under the Repurchase Program as of December 31, 2023. The Repurchase Program has no termination date, and the timing and amount of stock purchases are subject to market conditions and corporate needs. The Repurchase Program may be modified, suspended or discontinued at any time at the Company’s discretion.

NOTE 21. EARNINGS PER SHARE

The following table reconciles the numerators and denominators used to calculate basic EPS and diluted EPS (in millions, except per share data):

	Years ended December 31,
	2023	2022	2021
Net income	$673	$531	$442
Weighted average shares of common stock outstanding	90	96	107
Dilutive effect of stock-based awards	1	—	—
Diluted weighted average shares of common stock outstanding	91	96	107
Basic earnings per share attributable to common stockholders	$7.48	$5.53	$4.13
Diluted earnings per share attributable to common stockholders	$7.40	$5.53	$4.13

The dilutive impact of stock-based compensation is calculated using the treasury stock method. The treasury stock method assumes that the Company uses the proceeds from the exercise of awards to repurchase common stock at the average market price during the period. During the year ended December 31, 2023, there were no outstanding stock options excluded from the diluted EPS calculation because they were anti-dilutive. During the years ended December 31, 2022 and 2021, there were 2 million and 1 million, respectively, of outstanding stock options excluded from the diluted EPS calculation because they were anti-dilutive. Basic and diluted EPS for the full-year is calculated using the weighted average shares of common stock outstanding during the year while quarterly basic and diluted EPS is calculated using the weighted average shares of common stock outstanding during the quarter; therefore, the sum of the four quarters’ EPS may not equal full-year EPS.

NOTE 22. GEOGRAPHIC INFORMATION

The Company had the following net sales by country, based on the location of the customer (dollars in millions):

	Years ended December 31,
	2023	2022	2021
United States	$2,171	$1,944	$1,706
China	164	196	122
Japan	102	103	109
Canada	65	57	62
Mexico	51	41	50
Germany	49	44	34
Other	433	384	319
Total	$3,035	$2,769	$2,402

The Company had the following net long-lived assets by country (dollars in millions):

	Years ended December 31,
	2023	2022	2021
United States	$738	$730	$680
India	20	19	11
Hungary	10	10	11
Other	6	4	4
Total	$774	$763	$706

NOTE 23. SUBSEQUENT EVENTS

In January 2024, the UAW Local 933 ratified a new four-year collective bargaining agreement with the Company that expires in November 2027. The entry into the new collective bargaining agreement did not have a material impact on the Company's consolidated financial statements for the year ended December 31, 2023.

Allison Transmission Holdings, Inc.

Schedule I—Parent Company only Balance Sheets

(dollars in millions)

	December 31, 2023	December 31, 2022
ASSETS
Current Assets:
Cash	$—	$—
Total Current Assets	—	—
Investments in and advances to subsidiaries	1,233	874
TOTAL ASSETS	$1,233	$874
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$—	$—
Total Current Liabilities	—	—
Capital stock	1	1
Paid in capital	1,891	1,848
Accumulated deficit	(628)	(953)
Accumulated other comprehensive loss, net of tax	(31)	(22)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,233	$874

The accompanying note is an integral part of the Parent Company only financial statements.

Allison Transmission Holdings, Inc.

Schedule I—Parent Company only Statements of Comprehensive Income

(dollars in millions)

	Years ended December 31,
	2023	2022	2021
Net sales	$—	$—	$—
General and administrative fees	—	—	—
Total operating income	—	—	—
Other income:
Equity earnings of consolidated subsidiary	673	531	442
Income before income taxes	673	531	442
Income tax expense	—	—	—
Net income	$673	$531	$442
Comprehensive income	$664	$582	$458

The accompanying note is an integral part of the Parent Company only financial statements.

Allison Transmission Holdings, Inc.

Schedule I—Parent Company only Statements of Cash Flows

(dollars in millions)

	Years ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$673	$531	$442
Deduct items included in net income not providing cash:
Equity in earnings in consolidated subsidiary	(673)	(531)	(442)
Net cash provided by operating activities	—	—	—
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in subsidiaries	(28)	(2)	(3)
Dividends	83	80	81
Net cash provided by investing activities	55	78	78
CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions	28	2	3
Dividends	(83)	(80)	(81)
Net cash used in financing activities	(55)	(78)	(78)
Net increase (decrease) during period	—	—	—
Cash and cash equivalents at beginning of period	—	—	—
Cash and cash equivalents at end of period	$—	$—	$—

The accompanying note is an integral part of the Parent Company only financial statements.

Allison Transmission Holdings, Inc.

Schedule I—Parent Company only Footnote

NOTE 1—BASIS OF PRESENTATION

Allison Transmission Holdings, Inc. (the “Parent Company”) is a holding company that conducts all of its business operations through its subsidiaries. There are restrictions on the Parent Company’s ability to obtain funds from its subsidiaries through dividends (refer to "Note 8. Debt” of Notes to Consolidated Financial Statements). The entire amount of the Parent Company’s consolidated net assets was subject to restrictions on payment of dividends as of December 31, 2023, 2022 and 2021. Accordingly, these financial statements have been presented on a “parent-only” basis. Under a parent-only presentation, the Parent Company’s investments in its consolidated subsidiaries are presented under the equity method of accounting. These parent-only financial statements should be read in conjunction with Allison Transmission Holdings, Inc.’s audited Consolidated Financial Statements included elsewhere herein.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2023. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2023, the end of the period covered by this Annual Report on Form 10-K, were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2023. PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2023. Their report is included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

Insider Trading Arrangements

The following table sets forth information related to the Company's directors and officers who adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) ("Rule 10b5-1 trading arrangement") or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(c) of Regulation S-K, during the three months ended December 31, 2023:

				Trading Arrangement
Name	Title	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares to be Sold	Expiration Date
Dana J.H. Pittard	Vice President, Defense Programs	Adopted	11/1/2023	X		43,978	1/31/2025
John M. Coll	Senior Vice President, Global Marketing, Sales & Services	Adopted	11/30/2023	X		8,000	3/28/2025

* Intended to satisfy the affirmative defense of Rule 10b5-1(c)

** Not intended to satisfy the affirmative defense of Rule 10b5-1(c)

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III.

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this Item concerning our executive officers, directors and nominees for director and Audit Committee members and financial expert(s) and disclosure of delinquent filers under Section 16(a) of the Exchange Act is incorporated herein by reference from our definitive Proxy Statement for our 2024 annual meeting of stockholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

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

ITEM 11. Executive Compensation

The information required by this Item concerning remuneration of our executive officers and directors, material transactions involving such executive officers and directors and Compensation Committee interlocks, as well as the Compensation Committee Report and CEO pay ratio disclosure, are incorporated herein by reference to our definitive Proxy Statement for our 2024 annual meeting of stockholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item concerning the stock ownership of management and five percent beneficial owners and securities authorized for issuance under equity compensation plans is incorporated herein by reference to our definitive Proxy Statement for our 2024 annual meeting of stockholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item concerning certain relationships and related person transactions, and director independence is incorporated herein by reference to our definitive Proxy Statement for our 2024 annual meeting of stockholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

ITEM 14. Principal Accountant Fees and Services

The information required by this Item concerning the fees and services of our independent registered public accounting firm and our Audit Committee actions with respect thereto is incorporated herein by reference to our definitive Proxy Statement for our 2024 annual meeting of stockholders which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

PART IV.

ITEM 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

The response to this item is included in Part II, Item 8., of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules.

Schedule I – Parent Company only Balance Sheets as of the years ended December 31, 2023 and 2022, Schedule I – Parent Company only Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021, Schedule I – Parent Company only Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021 and Schedule I – Parent Company only Footnote are included in Part II, Item 8., of this Annual Report on Form 10-K. All other schedules have been omitted because they are not required or because the information required is included in the consolidated financial statements and notes thereto.

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

3.3	Amended and Restated Bylaws of Allison Transmission Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed May 5, 2023)

4.1	Form of Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed June 17, 2011)

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

10.5

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

10.7

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

10.14*	Form of 2015 Equity Incentive Award Plan Performance Stock Unit Agreement (revised 2023) (filed herewith)

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

10.18*	Seventh Amended and Restated Non-Employee Director Compensation Policy (filed herewith)

10.19*

Amended and Restated Non-Employee Director Deferred Compensation Plan of Allison Transmission Holdings, Inc. (incorporated by reference to Exhibit 10.38 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed April 28, 2015)

10.20*

Form of Allison Transmission Holdings, Inc. Indemnification Agreement (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed May 16, 2011 )

10.21*	Allison Transmission, Inc. Executive Change in Control and Severance Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 19, 2022)

10.22*

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

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

97	Allison Transmission Holdings, Inc. Policy for Recovery of Erroneously Awarded Compensation (filed herewith)

101.INS	Inline XBRL Instance Document (filed herewith)

101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

104	Cover Page Interactive Data File – The cover page from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, formatted in Inline XBRL and contained in Exhibit 101

* Indicates a management contract or compensatory plan or arrangement

ITEM 16. Form 10-K Summary

Intentionally left blank.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Allison Transmission Holdings, Inc.
(Registrant)

Date: February 14, 2024	By:	/s/ David S. Graziosi
David S. Graziosi
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	CAPACITY	DATE

/s/ David S. Graziosi David S. Graziosi	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 14, 2024

/s/ G. Frederick Bohley G. Frederick Bohley	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 14, 2024

/s/ Judy Altmaier Judy Altmaier	Director	February 14, 2024

/s/ D. Scott Barbour D. Scott Barbour	Director	February 14, 2024

/s/ Philip J. Christman Philip J. Christman	Director	February 14, 2024

/s/ David C. Everitt David C. Everitt	Director	February 14, 2024

/s/ Carolann I. Haznedar Carolann I. Haznedar	Director	February 14, 2024

/s/ Richard P. Lavin Richard P. Lavin	Director	February 14, 2024

/s/ Sasha Ostojic Sasha Ostojic	Director	February 14, 2024

/s/ Gustave F. Perna Gustave F. Perna	Director	February 14, 2024

/s/ Krishna Shivram Krishna Shivram	Director	February 14, 2024