Form 10-Q
period 2024-06-30
Allison Transmission Holdings Inc
filed 2024-07-26
CIK 1411207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 12, 2024, there were 87,137,881 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Allison Transmission Holdings, Inc.

Condensed Consolidated Balance Sheets

(unaudited, dollars in millions, except share and per share data)

	June 30, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$648	$555
Accounts receivable – net of allowance for doubtful accounts of $2 and $4, respectively	383	356
Inventories	303	276
Other current assets	89	63
Total Current Assets	1,423	1,250
Property, plant and equipment, net	760	774
Intangible assets, net	826	833
Goodwill	2,075	2,076
Marketable securities	11	20
Other non-current assets	81	72
TOTAL ASSETS	$5,176	$5,025
LIABILITIES
Current Liabilities
Accounts payable	$249	$210
Product warranty liability	32	32
Current portion of long-term debt	5	6
Deferred revenue	44	41
Other current liabilities	181	212
Total Current Liabilities	511	501
Product warranty liability	27	27
Deferred revenue	92	89
Long-term debt	2,397	2,497
Deferred income taxes	510	519
Other non-current liabilities	155	159
TOTAL LIABILITIES	3,692	3,792
Commitments and contingencies (see Note P)
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 1,880,000,000 shares authorized, 87,193,692 shares issued and outstanding and 87,648,046 shares issued and outstanding, respectively	1	1
Non-voting common stock, $0.01 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Paid in capital	1,919	1,891
Accumulated deficit	(399)	(628)
Accumulated other comprehensive loss, net of tax	(37)	(31)
TOTAL STOCKHOLDERS’ EQUITY	1,484	1,233
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$5,176	$5,025

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited, dollars in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	$816	$783	$1,605	$1,524
Cost of sales	422	402	845	782
Gross profit	394	381	760	742
Selling, general and administrative	82	92	168	179
Engineering — research and development	49	47	95	91
Operating income	263	242	497	472
Interest expense, net	(22)	(28)	(47)	(56)
Other (expense) income, net	(7)	2	(12)	12
Income before income taxes	234	216	438	428
Income tax expense	(47)	(41)	(82)	(83)
Net income	$187	$175	$356	$345
Basic earnings per share attributable to common stockholders	$2.15	$1.94	$4.05	$3.79
Diluted earnings per share attributable to common stockholders	$2.13	$1.92	$4.05	$3.75
Comprehensive income, net of tax	$187	$175	$350	$342

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited, dollars in millions)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$356	$345
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	54	53
Stock-based compensation	14	11
Unrealized loss (gain) on marketable securities	10	(3)
Deferred income taxes	(9)	(17)
Amortization of intangible assets	7	22
Pension settlement loss	4	—
Technology-related investments loss (gain)	1	(3)
Other	3	3
Changes in assets and liabilities:
Accounts receivable	(32)	(19)
Inventories	(30)	(55)
Accounts payable	24	34
Other assets and liabilities	(58)	(37)
Net cash provided by operating activities	344	334
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of long-lived assets	(32)	(43)
Investment in equity method investee	(3)	—
Proceeds from sale of assets	3	—
Proceeds from technology-related investments	—	2
Net cash used for investing activities	(32)	(41)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(102)	(3)
Repurchases of common stock	(83)	(137)
Dividend payments	(44)	(43)
Proceeds from exercise of stock options	24	14
Taxes paid related to net share settlement of equity awards	(9)	(5)
Debt financing fees	(4)	—
Net cash used for financing activities	(218)	(174)
Effect of exchange rate changes on cash	(1)	—
Net increase in cash and cash equivalents	93	119
Cash and cash equivalents at beginning of period	555	232
Cash and cash equivalents at end of period	$648	$351
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$(99)	$(121)
Interest paid	$(62)	$(64)
Interest received from interest rate swaps	$7	$5
Non-cash investing activities:
Capital expenditures in liabilities	$20	$18

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited, dollars in millions)

	Three months ended
	Common Stock	Non-voting Common Stock	Preferred Stock	Paid-in Capital	Accumulated (Deficit) Income	Accumulated Other Comprehensive (Loss) Income, net of tax	Stockholders' Equity
Balance at March 31, 2023	$1	$—	$—	$1,857	$(845)	$(25)	$988
Stock-based compensation	—	—	—	6	—	—	6
Pension and OPEB liability adjustment	—	—	—	—	—	(3)	(3)
Foreign currency translation adjustment	—	—	—	—	—	(2)	(2)
Interest rate swaps	—	—	—	—	—	5	5
Issuance of common stock	—	—	—	5	—	—	5
Repurchase of common stock	—	—	—	—	(97)	—	(97)
Dividends on common stock	—	—	—	—	(21)	—	(21)
Net income	—	—	—	—	175	—	175
Balance at June 30, 2023	$1	$—	$—	$1,868	$(788)	$(25)	$1,056
Balance at March 31, 2024	$1	$—	$—	$1,911	$(533)	$(37)	$1,342
Stock-based compensation	—	—	—	8	—	—	8
Pension and OPEB liability adjustment	—	—	—	—	—	3	3
Foreign currency translation adjustment	—	—	—	—	—	(2)	(2)
Interest rate swaps	—	—	—	—	—	(1)	(1)
Repurchase of common stock	—	—	—	—	(31)	—	(31)
Dividends on common stock	—	—	—	—	(22)	—	(22)
Net income	—	—	—	—	187	—	187
Balance at June 30, 2024	$1	$—	$—	$1,919	$(399)	$(37)	$1,484

The accompanying notes are an integral part of the condensed consolidated financial statements.

	Six months ended
	Common Stock	Non-voting Common Stock	Preferred Stock	Paid-in Capital	Accumulated (Deficit) Income	Accumulated Other Comprehensive (Loss) Income, net of tax	Stockholders' Equity
Balance at December 31, 2022	$1	$—	$—	$1,848	$(953)	$(22)	$874
Stock-based compensation	—	—	—	11	—	—	11
Pension and OPEB liability adjustment	—	—	—	—	—	(5)	(5)
Interest rate swaps	—	—	—	—	—	2	2
Issuance of common stock	—	—	—	9	—	—	9
Repurchase of common stock	—	—	—	—	(137)	—	(137)
Dividends on common stock	—	—	—	—	(43)	—	(43)
Net income	—	—	—	—	345	—	345
Balance at June 30, 2023	$1	$—	$—	$1,868	$(788)	$(25)	$1,056
Balance at December 31, 2023	$1	$—	$—	$1,891	$(628)	$(31)	$1,233
Stock-based compensation	—	—	—	14	—	—	14
Pension and OPEB liability adjustment	—	—	—	—	—	1	1
Foreign currency translation adjustment	—	—	—	—	—	(7)	(7)
Issuance of common stock	—	—	—	14	—	—	14
Repurchase of common stock	—	—	—	—	(83)	—	(83)
Dividends on common stock	—	—	—	—	(44)	—	(44)
Net income	—	—	—	—	356	—	356
Balance at June 30, 2024	$1	$—	$—	$1,919	$(399)	$(37)	$1,484

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

The Company may also use volume-based discounts and rebates as marketing incentives in the sales of both vehicle propulsion solutions and service parts, which are accounted for as variable consideration. The Company records the impact of the incentives as a reduction to revenue when it is determined that the adjustment is not likely to reverse. The Company estimates the impact of all other incentives based on the related sales and market conditions in the end market vocation. The Company recorded no material adjustments based on variable consideration during either of the three or six months ended June 30, 2024 or 2023.

Net sales are made on credit terms, generally 30 days, based on an assessment of the customer’s creditworthiness. For certain goods or services, the Company receives consideration prior to satisfying the related performance obligation. Such consideration is recorded as a contract liability in current and non-current deferred revenue as of June 30, 2024 and December 31, 2023. See "Note J. Deferred Revenue” for more information, including the amount of revenue earned during each of the three and six months ended June 30, 2024 and 2023 that had been previously deferred. The Company had no material contract assets as of either June 30, 2024 or December 31, 2023.

The Company has one operating segment and reportable segment. The Company is in one line of business, which is the manufacture and distribution of vehicle propulsion solutions. The following presents disaggregated revenue by categories that best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
North America On-Highway	$456	$397	$876	$773
North America Off-Highway	1	25	5	49
Defense	43	33	91	60
Outside North America On-Highway	128	123	243	231
Outside North America Off-Highway	22	24	64	47
Service Parts, Support Equipment and Other	166	181	326	364
Total Net Sales	$816	$783	$1,605	$1,524

NOTE D. INVENTORIES

Inventories consisted of the following components (dollars in millions):

	June 30, 2024	December 31, 2023
Purchased parts and raw materials	$146	$152
Work in progress	18	17
Service parts	60	54
Finished goods	79	53
Total inventories	$303	$276

Inventory components shipped to third parties, primarily cores, parts to re-manufacturers, and parts to contract manufacturers, which the Company has an obligation to buy back, are included in purchased parts and raw materials, with an offsetting liability in Other current liabilities. See "Note L. Other Current Liabilities” for more information.

NOTE E. GOODWILL AND OTHER INTANGIBLE ASSETS

As of June 30, 2024 and December 31, 2023, the carrying value of the Company’s Goodwill was $2,075 million and $2,076 million, respectively.

The following presents a summary of other intangible assets (dollars in millions):

	June 30, 2024			December 31, 2023
	Intangible assets, gross	Accumulated amortization	Intangible assets, net	Intangible assets, gross	Accumulated amortization	Intangible assets, net
Other intangible assets:
Trade name	$791	$—	$791	$791	$—	$791
In-process research and development	1	—	1	25	—	25
Customer relationships — commercial	839	(837)	2	839	(833)	6
Proprietary technology	508	(480)	28	484	(479)	5
Customer relationships — defense	62	(58)	4	62	(56)	6
Non-compete agreement	1	(1)	—	1	(1)	—
Total	$2,202	$(1,376)	$826	$2,202	$(1,369)	$833

In the second quarter of 2024, the Company reclassified $23 million of in-process research and development ("IPR&D") to Proprietary technology. The IPR&D was reclassified upon the completion of the Company's project to develop commercially viable eGen Power products.

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

Level 3 — Certain inputs are unobservable or have little or no market data available. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At each balance sheet date, the Company performs an analysis of all instruments subject to authoritative accounting guidance and includes, in Level 3, all of those whose fair value is based on significant unobservable inputs. As of June 30, 2024 and December 31, 2023, the Company did not have any Level 3 financial assets or liabilities.

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

The following table summarizes the fair value of the Company’s financial assets and (liabilities) as of June 30, 2024 and December 31, 2023 (dollars in millions):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		TOTAL
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Cash equivalents	$508	$421	$—	$—	$508	$421
Marketable securities	11	20	—	—	11	20
Rabbi trust assets	20	18	—	—	20	18
Deferred compensation obligation	(20)	(18)	—	—	(20)	(18)
Derivative assets	—	—	13	12	13	12
Total	$519	$441	$13	$12	$532	$453

The Company holds equity securities in an unconsolidated entity without a readily determinable fair value. This investment represents a less than a 20% ownership interest in the privately-held affiliate, and the Company does not maintain significant influence over or control of the entity. The Company has elected the measurement alternative and measures the investment at cost, less any impairment, plus or minus adjustments related to observable transactions for the same or similar securities. This equity investment is recorded in Other non-current assets in the Condensed Consolidated Balance Sheets, with changes in the value recorded in Other (expense) income, net in the Consolidated Statements of Comprehensive Income. As of both June 30, 2024 and December 31, 2023, the Company held equity securities without a readily determinable fair value of $5 million.

NOTE G. DEBT

Long-term debt and maturities are as follows (dollars in millions):

	June 30, 2024	December 31, 2023
Long-term debt:
Senior Secured Credit Facility Term Loan, variable, due 2026	$—	$618
Senior Notes, fixed 4.75%, due 2027	400	400
Senior Notes, fixed 5.875%, due 2029	500	500
Senior Secured Credit Facility Term Loan, variable, due 2031	517	—
Senior Notes, fixed 3.75%, due 2031	1,000	1,000
Total long-term debt	$2,417	$2,518
Less: current maturities of long-term debt	5	6
deferred financing costs, net	15	15
Total long-term debt, net	$2,397	$2,497

As of June 30, 2024, the Company had $2,417 million of indebtedness associated with Allison Transmission, Inc.’s (“ATI”), the Company’s wholly-owned subsidiary, 4.75% Senior Notes due October 2027 (“4.75% Senior Notes”), ATI’s 5.875% Senior Notes due June 2029 (“5.875% Senior Notes”), ATI’s 3.75% Senior Notes due January 2031 (“3.75% Senior Notes” and, together with the 4.75% Senior Notes and 5.875% Senior Notes, the “Senior Notes”) and the Second Amended and Restated Credit Agreement dated as of March 29, 2019, as amended (the “Credit Agreement”), governing ATI’s term loan facility in the amount of $517 million due March 2031 (“Term Loan”) and ATI’s revolving credit facility with commitments in the amount of $750 million due March 2029 (“Revolving Credit Facility” and, together with the Term Loan, the “Senior Secured Credit Facility”).

The fair value of the Company’s long-term debt obligations as of June 30, 2024 was $2,276 million. The fair value is based on quoted Level 2 market prices of the Company’s debt as of June 30, 2024. The difference between the fair value and carrying value of the long-term debt is driven primarily by trends in the financial markets.

Senior Secured Credit Facility

In March 2024, the Company and ATI entered into Amendment No. 4 ("Amendment") to the Credit Agreement, after giving effect to a $101 million principal prepayment, to remove the 0.10% credit spread adjustment to the SOFR benchmark for all available interest periods and increase the commitments under the existing Revolving Credit Facility by $100 million. The Amendment also extended the maturity date of the existing Term Loan from 2026 to 2031 and extended the existing Revolving Credit Facility termination date from 2025 to 2029. With the exception of the items noted above, the terms of the extended Term Loan and Revolving Credit Facility are materially the same as they were prior to the Amendment. The Amendment was treated as a modification to the Senior Secured Credit Facility under GAAP. The Company recorded $4 million as new deferred financing fees in the Condensed Consolidated Balance Sheet and expensed $1 million of prior deferred financing fees in the Condensed Consolidated Statement of Comprehensive Income during the first quarter of 2024.

The borrowings under the Senior Secured Credit Facility are collateralized by a lien on substantially all assets of the Company, ATI and certain existing and future U.S. subsidiary guarantors, as provided in the Credit Agreement. Interest on the Term Loan, as of June 30, 2024, is either (a) 1.75% over a SOFR rate on deposits in U.S. dollars for one-, three- or six-month periods (or a twelve-month period if, at the time of the borrowing, consented to by all relevant lenders and the administrative agent) ("Term SOFR"), or (b) 0.75% over the greater of the prime lending rate as quoted by the administrative agent, the Term SOFR Rate for an interest period of one month plus 1.00% and the federal funds effective rate published by the Federal Reserve Bank of New York plus 0.50%, subject to a 1.00% floor (the "Base Rate"). As of June 30, 2024, the Company elected to pay the lowest all-in rate of Term SOFR plus the applicable margin, or 7.08%, on the Term Loan. The Credit Agreement requires minimum quarterly principal payments on the Term Loan, as well as prepayments from certain net cash proceeds of non-ordinary course asset sales and casualty and condemnation events, the incurrence of certain debt and from a percentage of excess cash flow, if applicable. The minimum required quarterly principal payment on the Term Loan through its maturity date of March 2031 is $1 million. As of June 30, 2024, there had been no payments required for certain net cash proceeds of non-ordinary course asset sales and casualty and condemnation events. The remaining principal balance is due upon maturity.

The Senior Secured Credit Facility also provides a Revolving Credit Facility, net of an allowance for up to $75 million in outstanding letters of credit commitments. During the six months ended June 30, 2024, the Company made no withdrawals on the Revolving Credit Facility. As of June 30, 2024, the Company had $745 million available under the Revolving Credit Facility, net of $5 million in letters of credit. Borrowings under the Revolving Credit Facility bear interest at a variable base rate plus an applicable margin based on the Company’s first lien net leverage ratio. When the Company’s first lien net leverage ratio is above 4.00x, interest on the Revolving Credit Facility is (a) 0.75% over the Base Rate or (b) 1.75% over the Term SOFR Rate; when the Company’s first lien net leverage ratio is equal to or less than 4.00x and above 3.50x, interest on the Revolving Credit Facility is (i) 0.50% over the Base Rate or (ii) 1.50% over the Term SOFR Rate; and when the Company’s first lien net leverage ratio is equal to or below 3.50x, interest on the Revolving Credit Facility is (y) 0.25% over the Base Rate or (z) 1.25% over the Term SOFR Rate. As of June 30, 2024, the applicable margin for the Revolving Credit Facility was 1.25%. In addition, there is an annual commitment fee, based on the Company’s first lien net leverage ratio, on the average unused revolving credit borrowings available under the Revolving Credit Facility. As of June 30, 2024, the commitment fee was 0.25%. Borrowings under the Revolving Credit Facility are payable at the option of the Company throughout the term of the Revolving Credit Facility with the balance due in March 2029.

The Senior Secured Credit Facility requires the Company to maintain a specified maximum first lien net leverage ratio of 5.50x when revolving loan commitments remain outstanding on the Revolving Credit Facility at the end of a fiscal quarter. As of June 30, 2024, the Company had no amounts outstanding under the Revolving Credit Facility; however, the Company would have been in compliance with the maximum first lien net leverage ratio, achieving a (0.12x) ratio. Additionally, within the terms of the Senior Secured Credit Facility, a first lien net leverage ratio at or below 4.00x results in the elimination of excess cash flow payments on the Senior Secured Credit Facility for the applicable year.

In addition, the Credit Agreement, among other things, includes customary restrictions (subject to certain exceptions) on the Company’s ability to incur certain indebtedness, grant certain liens, make certain investments, engage in acquisitions, consolidations and mergers, declare or pay certain dividends or repurchase shares of the Company’s common stock. As of June 30, 2024, the Company was in compliance with all covenants under the Credit Agreement.

Senior Notes

Each series of the Senior Notes is unsecured and is guaranteed by each of ATI’s domestic subsidiaries that is a borrower under or guarantees the Senior Secured Credit Facility and is unconditionally guaranteed, jointly and severally, by any of ATI’s future domestic subsidiaries that are borrowers under or guarantee the Senior Secured Credit Facility. None of ATI’s domestic subsidiaries currently guarantee its obligations under the Senior Secured Credit Facility, and therefore none of ATI’s domestic subsidiaries currently guarantee any series of the Senior Notes. The indentures governing the Senior Notes contain negative covenants restricting or limiting the Company’s ability to, among other things: incur or guarantee additional indebtedness, incur liens, pay dividends on, redeem or repurchase the Company’s capital stock, make certain investments, permit payment or dividend restrictions on certain of the Company’s subsidiaries, sell assets, engage in certain transactions with affiliates, and consolidate or merge or sell all or substantially all of the Company’s assets. As of June 30, 2024, the Company was in compliance with all covenants under the indentures governing the Senior Notes.

ATI may from time to time seek to retire its Senior Notes through cash purchases, exchanges for equity securities, open market purchases, privately negotiated transactions, contractual redemptions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors and will be in accordance with the respective indenture governing such notes. The amounts involved may be material. Some or all of the 4.75% Senior Notes and the 5.875% Senior Notes may be redeemed at any time at redemption prices specified in the indentures governing such notes. Prior to January 30, 2026, ATI may redeem some or all of the 3.75% Senior Notes by paying a price equal to 100.00% of the principal amount being redeemed, plus an “applicable premium”. At any time on or after January 30, 2026, ATI may redeem some or all of the 3.75% Senior Notes at redemption prices specified in the indenture governing such notes.

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

As of June 30, 2024, the Company held interest rate swap contracts that, in the aggregate, effectively hedge $500 million of the variable rate debt associated with the Term Loan at the Term SOFR weighted average fixed rate of 2.81% through September 2025.

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

The following tabular disclosures further describe the Company’s interest rate derivatives qualifying and designated for hedge accounting and their impact on the financial condition of the Company (dollars in millions):

		Fair Value
	Balance Sheet Location	June 30, 2024	December 31, 2023
Derivative Assets:
Interest rate swaps	Other current assets	$11	$7
	Other non-current assets	2	5
Total derivative assets		$13	$12

The balance of net derivative gains recorded in AOCL as of June 30, 2024 and December 31, 2023 was $13 million and $12 million, respectively. See "Note O. Accumulated Other Comprehensive Loss” for information regarding activity recorded as a component of AOCL during the three and six months ended June 30, 2024 and 2023. As of June 30, 2024, the Company had approximately $9 million of derivative gains recorded in AOCL expected to be reclassified to earnings within the next twelve months.

NOTE I. PRODUCT WARRANTY LIABILITIES

As of June 30, 2024, current and non-current product warranty liabilities were $32 million and $27 million, respectively. As of June 30, 2023, current and non-current product warranty liabilities were $25 million and $35 million, respectively.

Product warranty liability activities consisted of the following (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning balance	$58	$59	$59	$57
Payments	(10)	(10)	(22)	(18)
Increase in liability (warranty issued during period)	8	9	16	15
Net adjustments to liability	3	2	6	6
Ending balance	$59	$60	$59	$60

NOTE J. DEFERRED REVENUE

As of June 30, 2024, current and non-current deferred revenue were $44 million and $92 million, respectively. As of June 30, 2023, current and non-current deferred revenue were $46 million and $93 million, respectively.

Deferred revenue activity consisted of the following (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning balance	$134	$139	$130	$131
Increases	13	11	26	29
Revenue earned	(11)	(11)	(20)	(21)
Ending balance	$136	$139	$136	$139

Deferred revenue recorded in current and non-current liabilities related to ETC as of June 30, 2024 was $30 million and $91 million, respectively. Deferred revenue recorded in current and non-current liabilities related to ETC as of June 30, 2023 was $30 million and $84 million, respectively.

NOTE K. LEASES

Contracts are assessed by the Company to determine if the contract conveys the right to control an identified asset in exchange for consideration during a period of time. The Company classifies all identified leases as either operating or finance leases. As of both June 30, 2024 and December 31, 2023, the Company was not a party to any finance leases. Contracts that contain leases are assessed to determine if the consideration in the contract is related to a lease component, non-lease component or other components not related to the lease. Lease components are recorded as right-of-use (“ROU”) assets and lease liabilities while any non-lease component is expensed as incurred. The consideration in the contract related to other components not related to the lease is allocated among the lease component and the non-lease component, as applicable, based on the stand-alone selling price of the lease and non-lease components.

Certain lease contracts may contain an option to extend or terminate the lease. The Company considers the economic impact of extension and termination options by contract. If the Company concludes it is reasonably certain an option will be exercised, that option is included in the lease term and impacts the amount recorded as an ROU asset and lease liability at inception of the contract.

The Company's lease liability is determined by discounting the future cash flows over the lease period. The Company determines its discount rates utilizing current secured financing rates based on the length of the lease period plus the Company's margin over Term SOFR on the Term Loan. The Company believes this rate effectively represents a borrowing rate the Company could obtain on a debt instrument possessing similar terms as the lease. Lease liabilities are classified between current and non-current liabilities based on the terms of the underlying leases. The weighted average discount rate on operating leases as of June 30, 2024 and December 31, 2023 was 4.79% and 4.75%, respectively.

As of June 30, 2024, the Company recorded current and non-current operating lease liabilities of $5 million and $15 million, respectively. As of December 31, 2023, the Company recorded current and non-current operating lease liabilities of $4 million and $14 million, respectively. The following table reconciles future undiscounted cash flows for operating leases to total operating lease liabilities as of June 30, 2024 (dollars in millions):

June 30, 2024
For the remainder of 2024	$3
2025	5
2026	4
2027	3
2028	3
Thereafter	4
Total lease payments	$22
Less: Interest	2
Present value of operating lease liabilities	$20

ROU assets are calculated as the related lease liability adjusted for lease incentives, prepayments and the effect of escalating lease payments on period expense. The below table depicts the ROU assets held by the Company based on the underlying asset (dollars in millions):

	June 30, 2024	December 31, 2023
Buildings	$16	$15
Equipment	2	2
Land	1	1
Vehicles	1	1
Total ROU assets	$20	$19

The weighted average remaining lease term as of June 30, 2024 and June 30, 2023 was 5.6 years and 5.8 years, respectively.

Operating lease expense was $1 million and $3 million for the three and six months ended June 30, 2024, respectively, and $2 million and $3 million for the three and six months ended June 30, 2023, respectively. Operating lease expense was recorded within Selling, general and administrative and Engineering — research and development on the Company's Condensed Consolidated Statements of Comprehensive Income. There was no material short-term operating lease expense for either of the three or six months ended June 30, 2024 or 2023.

During the six months ended June 30, 2024 and 2023, the Company recorded $4 million and $2 million, respectively, of new ROU assets obtained in exchange for lease obligations.

NOTE L. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (dollars in millions):

	June 30, 2024	December 31, 2023
Payroll and related costs	$59	$89
Sales incentives	37	41
Accrued interest payable	25	24
Vendor buyback obligation	18	18
Taxes payable	18	17
OPEB liability	5	5
Lease liability	5	4
Other accruals	14	14
Total	$181	$212

NOTE M. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost (credit) consist of the following (dollars in millions):

	Pension Plans		Post-retirement Benefits
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2024	2023	2024	2023
Net periodic benefit cost (credit):
Service cost	$1	$1	$—	$—
Interest cost	2	2	1	1
Expected return on assets	(2)	(2)	—	—
Settlement loss	4	—	—	—
Prior service credit	—	—	(2)	(3)
Recognized actuarial gain	—	—	(1)	—
Net periodic benefit cost (credit)	$5	$1	$(2)	$(2)

	Pension Plans		Post-retirement Benefits
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net periodic benefit cost (credit):
Service cost	$2	$2	$—	$—
Interest cost	4	4	2	2
Expected return on assets	(4)	(4)	—	—
Settlement loss	4	—	—	—
Prior service credit	—	—	(4)	(5)
Recognized actuarial gain	—	—	(2)	(1)
Net periodic benefit cost (credit)	$6	$2	$(4)	$(4)

The components of net periodic benefit cost (credit) other than the service cost component are included in Other (expense) income, net in the Condensed Consolidated Statements of Comprehensive Income.

In June 2024, the Company completed a pension risk transfer to a third-party insurance company of a portion of its salaried defined benefit pension plan's obligations for certain participants and their beneficiaries. The Company agreed to an annuity contract that was purchased using pension plan assets, resulting in the transfer of $30 million of pension plan assets and $30 million of pension plan benefit obligations to the insurance company. As a result of the transaction, the Company recognized a non-recurring, non-cash $4 million settlement charge for a pro rata portion of previously unrecognized pension plan actuarial net losses, which was recorded in Other (expense) income, net in the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2024.

NOTE N. INCOME TAXES

For the three and six months ended June 30, 2024, the Company recorded total income tax expense of $47 million and $82 million, respectively. The effective tax rate for the three and six months ended June 30, 2024 was 20% and 19%, respectively. For the three and six months ended June 30, 2023, the Company recorded total income tax expense of $41 million and $83 million, respectively. The effective tax rate for each of the three and six months ended June 30, 2023 was 19%.

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

NOTE O. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables reconcile changes in AOCL by component (net of tax, dollars in millions):

	Three months ended
	Pension and OPEB liability adjustments	Interest rate swaps	Foreign currency items	Total
AOCL as of March 31, 2023	$3	$12	$(40)	$(25)
Other comprehensive income (loss) before reclassifications	—	9	(2)	7
Amounts reclassified from AOCL	(3)	(3)	—	(6)
Income tax expense	—	(1)	—	(1)
Net current period other comprehensive (loss) income	$(3)	$5	$(2)	$—
AOCL as of June 30, 2023	$—	$17	$(42)	$(25)
AOCL as of March 31, 2024	$(4)	$12	$(45)	$(37)
Other comprehensive income (loss) before reclassifications	3	2	(2)	3
Amounts reclassified from AOCL	1	(4)	—	(3)
Income tax (expense) benefit	(1)	1	—	—
Net current period other comprehensive income (loss)	$3	$(1)	$(2)	$—
AOCL as of June 30, 2024	$(1)	$11	$(47)	$(37)

	Six months ended
	Pension and OPEB liability adjustments	Interest rate swaps	Foreign currency items	Total
AOCL as of December 31, 2022	$5	$15	$(42)	$(22)
Other comprehensive income before reclassifications	—	7	—	7
Amounts reclassified from AOCL	(6)	(5)	—	(11)
Income tax benefit	1	—	—	1
Net current period other comprehensive (loss) income	$(5)	$2	$—	$(3)
AOCL as of June 30, 2023	$—	$17	$(42)	$(25)
AOCL as of December 31, 2023	$(2)	$11	$(40)	$(31)
Other comprehensive income (loss) before reclassifications	3	7	(7)	3
Amounts reclassified from AOCL	(2)	(7)	—	(9)
Net current period other comprehensive loss	$1	$—	$(7)	$(6)
AOCL as of June 30, 2024	$(1)	$11	$(47)	$(37)

	Amounts reclassified from AOCL
AOCL Components	Three months ended June 30, 2024	Three months ended June 30, 2023	Affected line item in the Condensed Consolidated Statements of Comprehensive Income
Interest rate swaps	$4	$3	Interest expense, net
Pension settlement loss	(4)	—	Other (expense) income, net
Prior service credit	2	3	Other (expense) income, net
Recognized actuarial gain	1	—	Other (expense) income, net
Total reclassifications, before tax	$3	$6	Income before income taxes
Income tax expense	(1)	(1)	Income tax expense
Total reclassifications, net of tax	$2	$5

	Amounts reclassified from AOCL
AOCL Components	Six months ended June 30, 2024	Six months ended June 30, 2023	Affected line item in the Condensed Consolidated Statements of Comprehensive Income
Interest rate swaps	$7	$5	Interest expense, net
Prior service credit	4	5	Other (expense) income, net
Pension settlement loss	(4)	—	Other (expense) income, net
Recognized actuarial gain	2	1	Other (expense) income, net
Total reclassifications, before tax	$9	$11	Income before income taxes
Income tax expense	(2)	(3)	Income tax expense
Total reclassifications, net of tax	$7	$8

Prior service credits, actuarial gains and pension settlement losses are included in the computation of the Company’s net periodic benefit cost (credit). See "Note M. Employee Benefit Plans” for additional details.

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

NOTE Q. EARNINGS PER SHARE

The following table reconciles the numerators and denominators used to calculate basic EPS and diluted EPS (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$187	$175	$356	$345
Weighted average shares of common stock outstanding	87	90	88	91
Dilutive effect of stock-based awards	1	1	—	1
Diluted weighted average shares of common stock outstanding	88	91	88	92
Basic earnings per share attributable to common stockholders	$2.15	$1.94	$4.05	$3.79
Diluted earnings per share attributable to common stockholders	$2.13	$1.92	$4.05	$3.75

The dilutive impact of stock-based compensation is calculated using the treasury stock method. The treasury stock method assumes that the Company uses the proceeds from the exercise of awards to repurchase common stock at the average market price during the period. For each of the three and six months ended June 30, 2024, there were no outstanding stock options excluded from the diluted EPS calculation because they were anti-dilutive. For each of the three and six months ended June 30, 2023, 1 million outstanding stock options were excluded from the diluted EPS calculation because they were anti-dilutive. Basic and diluted EPS for the full-year are calculated using the weighted average shares of common stock outstanding during the year while quarterly basic and diluted EPS are calculated using the weighted average shares of common stock outstanding during the quarter; therefore, the sum of each quarter's EPS may not equal full-year EPS.

NOTE R. COMMON STOCK

The Company's Board of Directors has authorized the Company to repurchase up to $4,000 million of its common stock pursuant to a stock repurchase program (the "Repurchase Program"). During the three and six months ended June 30, 2024, the Company repurchased $31 million and $83 million, respectively, of its common stock under the Repurchase Program, leaving $689 million of authorized repurchases remaining under the Repurchase Program as of June 30, 2024. The Repurchase Program has no termination date, and the timing and amount of stock purchases are subject to market conditions and corporate needs. The Repurchase Program may be modified, suspended or discontinued at any time at the Company’s discretion.

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

Trends Impacting Our Business

In January 2024, the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America ("UAW") Local 933 ratified a new four-year collective bargaining agreement with us that expires in November 2027. We have experienced and expect to continue to experience a significant increase in labor costs under the terms of this new agreement.

In 2024, we expect higher net sales driven by price increases on certain products, increased North America On-Highway and Defense end market demand and the continued execution of growth initiatives.

Second Quarter Net Sales by End Market (dollars in millions)

End Market	Q2 2024 Net Sales	Q2 2023 Net Sales	% Variance
North America On-Highway	$456	$397	15%
North America Off-Highway	1	25	(96)%
Defense	43	33	30%
Outside North America On-Highway	128	123	4%
Outside North America Off-Highway	22	24	(8)%
Service Parts, Support Equipment and Other	166	181	(8)%
Total Net Sales	$816	$783	4%

North America On-Highway end market net sales were up 15% for the second quarter 2024 compared to the second quarter 2023, principally driven by strength in demand for Class 8 vocational vehicles and medium-duty trucks and price increases on certain products.

Global Off-Highway net sales were down 53% for the second quarter 2024 compared to the second quarter 2023, principally driven by lower demand from the energy sector in North America and the mining and construction sectors outside of North America, partially offset by strength in demand from the energy sector outside of North America.

Defense end market net sales were up 30% for the second quarter 2024 compared to the second quarter 2023, principally driven by increased demand for Tracked vehicle applications.

Outside North America On-Highway end market net sales were up 4% for the second quarter 2024 compared to the second quarter 2023, principally driven by higher demand in Asia and price increases on certain products, partially offset by lower demand in Europe.

Service Parts, Support Equipment and Other end market net sales were down 8% for the second quarter 2024 compared to the second quarter 2023, principally driven by lower demand for North America service parts and aluminum die cast components, partially offset by higher demand for global support equipment.

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

Cost of sales

Our primary components of cost of sales are purchased parts, the overhead expense related to our manufacturing operations and direct labor associated with the manufacture and assembly of vehicle propulsion solutions and parts. For the six months ended June 30, 2024, direct material costs were approximately 65%, overhead costs were approximately 27%, and direct labor costs were approximately 8% of cost of sales. We are subject to changes in our cost of sales caused by movements in underlying commodity prices. We seek to hedge against this risk by using long-term agreements (“LTAs”), as appropriate. See Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk” included below.

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

Non-GAAP Financial Measures

We use Adjusted Earnings before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) and Adjusted EBITDA as a percent of net sales to measure our operating profitability. We believe that Adjusted EBITDA and Adjusted EBITDA as a percent of net sales provide management, investors and creditors with useful measures of the operational results of our business and increase the period-to-period comparability of our operating profitability and comparability with other companies. Adjusted EBITDA as a percent of net sales is also used in the calculation of management’s incentive compensation program. The most directly comparable U.S. generally accepted accounting principles (“GAAP”) measure to Adjusted EBITDA and Adjusted EBITDA as a percent of net sales is Net income and Net income as a percent of net sales, respectively. Adjusted EBITDA is calculated as earnings before interest expense, net, income tax expense, amortization of intangible assets, depreciation of property, plant and equipment and other adjustments as defined by the Second Amended and Restated Credit Agreement dated as of March 29, 2019, as amended (the “Credit Agreement”), governing Allison Transmission, Inc.’s (“ATI”), our wholly-owned subsidiary, term loan facility in the amount of $517 million due March 2031 (“Term Loan”) and ATI’s revolving credit facility with commitments in the amount of $750 million due March 2029 ("Revolving Credit Facility" and, together with the Term Loan, the "Senior Secured Credit Facility"). Adjusted EBITDA as a percent of net sales is calculated as Adjusted EBITDA divided by net sales.

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

The following is a reconciliation of Net income and Net income as a percent of net sales to Adjusted EBITDA and Adjusted EBITDA as a percent of net sales and a reconciliation of Net cash provided by operating activities to Adjusted free cash flow:

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited, dollars in millions)	2024	2023	2024	2023
Net income (GAAP)	$187	$175	$356	$345
plus:
Income tax expense	47	41	82	83
Depreciation of property, plant and equipment	27	27	54	53
Interest expense, net	22	28	47	56
Stock-based compensation expense (a)	8	6	14	11
UAW Local 933 contract signing incentives (b)	—	—	14	—
Unrealized loss (gain) on marketable securities (c)	3	—	10	(3)
Amortization of intangible assets	2	11	7	22
Pension plan settlement loss (d)	4	—	4	—
Technology-related investments loss (gain) (e)	1	—	1	(3)
Loss associated with impairment of long-lived assets	—	—	1	—
Adjusted EBITDA (Non-GAAP)	$301	$288	$590	$564
Net sales (GAAP)	$816	$783	$1,605	$1,524
Net income as a percent of net sales (GAAP)	22.9%	22.3%	22.2%	22.6%
Adjusted EBITDA as a percent of net sales (Non-GAAP)	36.9%	36.8%	36.8%	37.0%
Net cash provided by operating activities (GAAP)	$171	$141	$344	$334
Deductions to reconcile to Adjusted free cash flow:
Additions of long-lived assets	(21)	(19)	(32)	(43)
Adjusted free cash flow (Non-GAAP)	$150	$122	$312	$291

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
(c)
Represents a loss (gain) (recorded in Other (expense) income, net) related to an investment in the common stock of Jing-Jin Electric Technologies Co. Ltd.
(d)
Represents a non-cash settlement charge (recorded in Other (expense) income, net) for a pro rata portion of previously unrecognized pension plan actuarial net losses associated with the pension risk transfer of a portion of our salaried defined benefit pension plan obligations to a third-party insurance company.
(e)
Represents a loss (gain) (recorded in Other (expense) income, net) related to investments in co-development agreements to expand our position in propulsion solution technologies.

Results of Operations

Comparison of three months ended June 30, 2024 and 2023

The following table sets forth certain financial information for the three months ended June 30, 2024 and 2023. The following table and discussion should be read in conjunction with the information contained in our condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Three Months Ended June 30,
(unaudited, dollars in millions)	2024	% of net sales	2023	% of net sales
Net sales	$816	100%	$783	100%
Cost of sales	422	52	402	51
Gross profit	394	48	381	49
Operating expenses:
Selling, general and administrative	82	10	92	12
Engineering — research and development	49	6	47	6
Total operating expenses	131	16	139	18
Operating income	263	32	242	31
Interest expense, net	(22)	(2)	(28)	(4)
Other (expense) income, net	(7)	(1)	2	1
Income before income taxes	234	29	216	28
Income tax expense	(47)	(6)	(41)	(6)
Net income	$187	23%	$175	22%

Net sales

Net sales for the quarter ended June 30, 2024 were $816 million compared to $783 million for the quarter ended June 30, 2023, an increase of 4%. The increase was principally driven by a $59 million, or 15%, increase in net sales in the North America On-Highway end market principally driven by strength in demand for Class 8 vocational vehicles and medium-duty trucks and price increases on certain products, a $10 million, or 30%, increase in net sales in the Defense end market principally driven by increased demand for Tracked vehicle applications and a $5 million, or 4%, increase in net sales in the Outside North America On-Highway end market principally driven by higher demand in Asia and price increases on certain products, partially offset by lower demand in Europe, partially offset by a $26 million, or 53%, decrease in Global Off-Highway net sales principally driven by lower demand from the energy sector in North America and the mining and construction sectors outside of North America, partially offset by strength in demand from the energy sector outside of North America, and a $15 million, or 8%, decrease in net sales in the Service Parts, Support Equipment and Other end market principally driven by lower demand for North America service parts and aluminum die cast components, partially offset by higher demand for global support equipment.

Cost of sales

Cost of sales for the quarter ended June 30, 2024 was $422 million compared to $402 million for the quarter ended June 30, 2023, an increase of 5%. The increase was principally driven by higher manufacturing expense.

Gross profit

Gross profit for the quarter ended June 30, 2024 was $394 million compared to $381 million for the quarter ended June 30, 2023, an increase of 3%. The increase was principally driven by $21 million of price increases on certain products and $4 million of increased net sales, partially offset by $12 million of higher manufacturing expense. Gross profit as a percent of net sales for the three months ended June 30, 2024 decreased 40 basis points compared to the same period in 2023 principally driven by increased cost of sales and unfavorable product mix, partially offset by price increases on certain products.

Selling, general and administrative

Selling, general and administrative expenses for the quarter ended June 30, 2024 were $82 million compared to $92 million for the quarter ended June 30, 2023, a decrease of 11%. The decrease was principally driven by lower intangible amortization expense.

Engineering — research and development

Engineering expenses for the quarter ended June 30, 2024 were $49 million compared to $47 million for the quarter ended June 30, 2023, an increase of 4%.

Interest expense, net

Interest expense, net for the quarter ended June 30, 2024 was $22 million compared to $28 million for the quarter ended June 30, 2023, a decrease of 21%. The decrease was principally driven by higher interest income on cash and cash equivalents and lower interest expense on ATI's Term Loan due primarily to the repayment of $101 million of principal in the first quarter of 2024.

Other (expense) income, net

Other (expense) income, net for the quarter ended June 30, 2024 was ($7) million compared to $2 million for the quarter ended June 30, 2023. The change was principally driven by a $4 million non-cash defined benefit pension plan settlement charge and a $3 million change in unrealized mark-to-market adjustments for marketable securities.

Income tax expense

Income tax expense for the three months ended June 30, 2024 was $47 million, resulting in an effective tax rate of 20%, compared to $41 million of income tax expense and an effective tax rate of 19% for the three months ended June 30, 2023. The increase in income tax expense was principally driven by higher taxable income.

Comparison of six months ended June 30, 2024 and 2023

The following table sets forth certain financial information for the six months ended June 30, 2024 and 2023. The following table and discussion should be read in conjunction with the information contained in our condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Six Months Ended June 30,
(unaudited, dollars in millions)	2024	% of net sales	2023	% of net sales
Net sales	$1,605	100%	$1,524	100%
Cost of sales	845	53	782	51
Gross profit	760	47	742	49
Operating expenses:
Selling, general and administrative	168	10	179	12
Engineering — research and development	95	6	91	6
Total operating expenses	263	16	270	18
Operating income	497	31	472	31
Interest expense, net	(47)	(3)	(56)	(3)
Other (expense) income, net	(12)	(1)	12	—
Income before income taxes	438	27	428	28
Income tax expense	(82)	(5)	(83)	(5)
Net income	$356	22%	$345	23%

Net sales

Net sales for the six months ended June 30, 2024 were $1,605 million compared to $1,524 million for the six months ended June 30, 2023, an increase of 5%. The increase was principally driven by a $103 million, or 13%, increase in net sales in the North America On-Highway end market principally driven by strength in demand for Class 8 vocational and medium-duty trucks and price increases on certain products, a $31 million, or 52%, increase in net sales in the Defense end market principally driven by increased demand for Tracked vehicle applications, partially offset by lower demand for wheeled vehicle applications and a $12 million, or 5%, increase in net sales in the Outside North America On-Highway end market principally driven by higher demand in Asia and price increases on certain products, partially offset by lower demand in Europe, partially offset by a $38 million, or 10%, decrease in net sales in the Service Parts, Support Equipment and Other end market principally driven by lower demand for North America service parts and aluminum die cast components, partially offset by higher demand for global support equipment and a $27 million, or 28%, decrease in Global Off-Highway net sales principally driven by lower demand from the energy sector in North America, partially offset by strength in demand from the energy sector outside of North America.

Cost of sales

Cost of sales for the six months ended June 30, 2024 was $845 million compared to $782 million for the six months ended June 30, 2023, an increase of 8%. The increase was principally driven by higher manufacturing expense, including $13 million of non-recurring UAW contract signing incentives, and higher direct material costs.

Gross profit

Gross profit for the six months ended June 30, 2024 was $760 million compared to $742 million for the six months ended June 30, 2023, an increase of 2%. The increase was principally driven by $35 million of price increases on certain products and $24 million related to increased net sales, partially offset by $24 million of higher manufacturing expense, $13 million of non-recurring UAW contract signing incentives and $4 million of higher direct material costs. Gross profit as a percent of net sales for the six months ended June 30, 2024 decreased 130 basis points compared to the same period in 2023 principally driven by increased cost of sales, including $13 million of non-recurring UAW contract signing incentives, partially offset by price increases on certain products and increased net sales.

Selling, general and administrative

Selling, general and administrative expenses for the six months ended June 30, 2024 were $168 million compared to $179 million for the six months ended June 30, 2023, a decrease of 6%. The decrease was principally driven by lower intangible amortization expense, partially offset by higher commercial activities spending.

Engineering — research and development

Engineering expenses for the six months ended June 30, 2024 were $95 million compared to $91 million for the six months ended June 30, 2023, an increase of 4%. The increase was principally driven by increased product initiatives spending.

Interest expense, net

Interest expense, net for the six months ended June 30, 2024 was $47 million compared to $56 million for the six months ended June 30, 2023, a decrease of 16%. The decrease was principally driven by higher interest income on cash and cash equivalents.

Other (expense) income, net

Other (expense) income, net for the six months ended June 30, 2024 was ($12) million compared to $12 million for the six months ended June 30, 2023. The change was principally driven by a $13 million change in unrealized mark-to-market adjustments for marketable securities, a $4 million non-cash defined benefit pension plan settlement charge and a $4 million change in technology-related investments gains and losses.

Income tax expense

Income tax expense for the six months ended June 30, 2024 was $82 million, resulting in an effective tax rate of 19%, compared to $83 million of income tax expense and an effective tax rate of 19% for the six months ended June 30, 2023.

Liquidity and Capital Resources

We generate cash primarily from our operations to fund our operating, investing and financing activities. Our principal uses of cash are operating expenses, capital expenditures, working capital needs, debt service, dividends on common stock, stock repurchases and strategic growth initiatives, including investments, acquisitions and collaborations. Our ability to generate cash in the future and our future uses of cash are subject to general economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control. We had total available cash and cash equivalents of $648 million and $555 million as of June 30, 2024 and December 31, 2023, respectively. Of the available cash and cash equivalents, $140 million was deposited in operating accounts and $508 million was invested in U.S. government backed securities and time deposits as of June 30, 2024, compared to $134 million deposited in operating accounts and $421 million invested in U.S. government backed securities as of December 31, 2023.

As of June 30, 2024, the total of cash held by foreign subsidiaries was $74 million, the majority of which was at our subsidiaries located in China, India, Japan and the Netherlands. We manage our worldwide cash requirements considering available funds among the subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. As a result, we do not currently anticipate that local liquidity restrictions will preclude us from funding our targeted initiatives or operating needs with local resources.

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

Our liquidity requirements are significant, primarily due to our debt service requirements. As of June 30, 2024, we had $517 million of indebtedness associated with ATI’s Term Loan, $400 million of indebtedness associated with ATI’s 4.75% Senior Notes due October 2027 (“4.75% Senior Notes”), $500 million of indebtedness associated with ATI’s 5.875% Senior Notes due June 2029 (“5.875% Senior Notes”) and $1,000 million of indebtedness associated with ATI’s 3.75% Senior Notes due January 2031 (“3.75% Senior Notes” and, together with the 4.75% Senior Notes and 5.875% Senior Notes, the “Senior Notes”). Short-term and long-term debt service liquidity requirements consist of $1 million of minimum required quarterly principal payments on ATI’s Term Loan through its maturity date of March 2031 and periodic interest payments on ATI’s Term Loan and the Senior Notes. There are no required quarterly principal payments on the Senior Notes. Long-term debt service liquidity requirements also consist of the payment in full of any remaining principal balance of ATI’s Term Loan and the Senior Notes upon their respective maturity dates.

We made $102 million and $3 million of principal payments on the Term Loan during the six months ended June 30, 2024 and 2023, respectively. Our ability to make payments on and refinance our indebtedness and to fund planned capital expenditures and growth initiatives will depend on our ability to generate cash in the future.

The Senior Secured Credit Facility provides for a $750 million Revolving Credit Facility, net of an allowance for up to $75 million in outstanding letter of credit commitments. As of June 30, 2024, we had $745 million available under the Revolving Credit Facility, net of $5 million in letters of credit. As of June 30, 2024, we had no amounts outstanding under the Revolving Credit Facility. If we have commitments outstanding on the Revolving Credit Facility at the end of a fiscal quarter, the Senior Secured Credit Facility requires us to maintain a specified maximum first lien net leverage ratio of 5.50x. Additionally, within the terms of the Senior Secured Credit Facility, a first lien net leverage ratio at or below 4.00x results in the elimination of excess cash flow payments on the Senior Secured Credit Facility for the applicable year. As of June 30, 2024, our first lien net leverage ratio was (0.12x). The Senior Secured Credit Facility also provides certain financial incentives based on our first lien net leverage ratio. A first lien net leverage ratio at or below 4.00x and above 3.50x results in a 25 basis point reduction to the applicable margin on the Revolving Credit Facility. A first lien net leverage ratio at or below 3.50x results in an additional 25 basis point reduction to the applicable margin on the Revolving Credit Facility. These reductions remain in effect as long as we achieve a first lien net leverage ratio at or below the related threshold.

In addition, the Credit Agreement includes, among other things, customary restrictions (subject to certain exceptions) on our ability to incur certain indebtedness, grant certain liens, make certain investments, engage in acquisitions, consolidations and mergers, declare or pay certain dividends, and repurchase shares of our common stock. The indentures governing the Senior Notes contain negative covenants restricting or limiting our ability to, among other things, incur or guarantee additional indebtedness, incur liens, pay dividends on, redeem or repurchase our capital stock, make certain investments, permit payment or dividend restrictions on certain of our subsidiaries, sell assets, engage in certain transactions with affiliates, and consolidate or merge or sell all or substantially all of our assets. As of June 30, 2024, we are in compliance with all covenants under the Senior Secured Credit Facility and indentures governing the Senior Notes.

Our credit ratings and outlook are reviewed periodically by Moody’s Ratings (“Moody’s”) and Fitch Ratings, Inc. (“Fitch”). As of June 30, 2024, our credit ratings from both Moody's and Fitch are shown in the table below:

June 30, 2024
Credit Ratings	Moody's	Fitch
Corporate Credit	Ba1	BB+
Term Loan	Baa2	BBB-
4.75% Senior Notes	Ba2	BB+
5.875% Senior Notes	Ba2	BB+
3.75% Senior Notes	Ba2	BB+

Our Board of Directors has authorized us to repurchase up to $4,000 million of our common stock pursuant to a stock repurchase program (the "Repurchase Program"). During the six months ended June 30, 2024, we repurchased $83 million of our common stock under the Repurchase Program. All of the repurchase transactions during the six months ended June 30, 2024 were settled in cash during the same period. As of June 30, 2024, we had approximately $689 million available under the Repurchase Program.

The following table shows our sources and uses of funds for the six months ended June 30, 2024 and 2023 (dollars in millions):

	Six Months Ended June 30,
Statements of Cash Flows Data	2024	2023
Cash flows provided by operating activities	$344	$334
Cash flows used for investing activities	$(32)	$(41)
Cash flows used for financing activities	$(218)	$(174)

Generally, cash provided by operating activities has been adequate to fund our operations. We have significant liquidity, including $648 million of cash and cash equivalents and $745 million available under the Revolving Credit Facility, net of $5 million of letters of credit, as of June 30, 2024. At this time, we believe cash provided by operating activities, cash and cash equivalents and borrowing capacity under the Revolving Credit Facility will be sufficient to meet our known and anticipated cash requirements for the next twelve months and thereafter.

Cash provided by operating activities

Operating activities for the six months ended June 30, 2024 generated $344 million of cash compared to $334 million for the six months ended June 30, 2023. The increase was principally driven by lower cash income taxes and higher gross profit, partially offset by higher cash incentive compensation payments and non-recurring UAW contract signing incentive payments.

Cash used for investing activities

Investing activities for the six months ended June 30, 2024 used $32 million of cash compared to $41 million for the six months ended June 30, 2023. The decrease was principally driven by an $11 million decrease in capital expenditures.

Cash used for financing activities

Financing activities for the six months ended June 30, 2024 used $218 million of cash compared to $174 million for the six months ended June 30, 2023. The increase was principally driven by $99 million of increased payments on our long-term debt and $4 million of debt financing fees associated with the amendment of the Credit Agreement governing our Senior Secured Credit Facility, partially offset by $54 million of lower stock repurchases under the Repurchase Program and $10 million of higher proceeds from the exercise of stock options.

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

Critical Accounting Policies and Significant Accounting Estimates

A discussion of our critical accounting policies and significant accounting estimates is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the Securities and Exchange Commission on February 14, 2024. The preparation of the condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the applicable reporting period. Actual results could differ materially from these estimates. Changes in estimates are recorded in results of operations in the period that the events or circumstances giving rise to such changes occur. Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported for the three and six months ended June 30, 2024.

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

Interest Rate Risk

Our principal interest rate exposure relates to outstanding amounts under our Senior Secured Credit Facility. Our Senior Secured Credit Facility provides for variable rate borrowings of up to $1,262 million, including our $517 million Term Loan and $745 million under our Revolving Credit Facility, net of $5 million of letters of credit. As of June 30, 2024, we held interest rate swap contracts that, in the aggregate, effectively hedge $500 million of the variable rate debt associated with the Term Loan at the forward-looking term rate based on the Secured Overnight Financing Rate weighted average fixed rate of 2.81% through September 2025. A one-eighth percent increase or decrease in assumed interest rates for the Senior Secured Credit Facility, if fully drawn as of June 30, 2024, would have an impact of approximately $1 million on interest expense per year. As of June 30, 2024, we had no outstanding borrowings against the Revolving Credit Facility.

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

Commodity Price Risk

We are subject to changes in our cost of sales caused by movements in underlying commodity prices. As of June 30, 2024, approximately 65% of our cost of sales consisted of purchased components. A substantial portion of the purchased parts are made of aluminum and steel. The cost of aluminum parts includes an adjustment factor on future purchases for fluctuations in aluminum prices based on accepted industry indices. In addition, a substantial amount of steel-based contracts also includes an index-based component. As our costs change, we are able to pass through a portion of the changes in commodity prices to certain of our customers according to our LTAs. We historically have not entered into long-term purchase contracts related to the purchase of aluminum and steel.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information related to our repurchases of our common stock on a monthly basis during the three months ended June 30, 2024:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1 – April 30, 2024	137,413	$80.03	137,413	$709,723,434
May 1 – May 31, 2024	146,356	$75.15	146,356	$698,724,858
June 1 – June 30, 2024	129,307	$74.25	129,307	$689,123,446
	413,076	$76.49	413,076

(1)
These values reflect the amounts that may be repurchased under the Repurchase Program approved by the Board of Directors on November 14, 2016 and the increases approved by the Board of Directors on November 8, 2017, July 30, 2018, May 9, 2019 and February 24, 2022, which in the aggregate total authorized repurchases of $4,000 million. The Repurchase Program has no termination date.

Item 5. Other Information

Insider Trading Arrangements

The following table sets forth information related to the Company's directors and officers who adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) ("Rule 10b5-1 trading arrangement") or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(c) of Regulation S-K, during the three months ended June 30, 2024:

				Trading Arrangement
Name	Title	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares to be Sold	Expiration Date
Thomas Eifert	Vice President, Quality, Planning and Program Management	Adopted	5/13/2024	X		7,943	5/5/2025

* Intended to satisfy the affirmative defense of Rule 10b5-1(c)

** Not intended to satisfy the affirmative defense of Rule 10b5-1(c)

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Description

10.1	Allison Transmission Holdings, Inc. 2024 Equity Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 10, 2024)

10.2	Eighth Amended and Restated Non-Employee Director Compensation Policy (filed herewith)

10.3	Form of 2024 Equity Incentive Award Plan Restricted Stock Unit Agreement (filed herewith)

10.4	Form of 2024 Equity Incentive Award Plan Stock Option Agreement (filed herewith)

10.5	Form of 2024 Equity Incentive Award Plan Performance Stock Unit Agreement (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1

Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	Inline XBRL Instance Document (filed herewith)

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document (filed herewith)

104	Cover Page Interactive Data File – The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLISON TRANSMISSION HOLDINGS, INC.

Date: July 26, 2024	By:	/s/ David S. Graziosi

		Name:	David S. Graziosi
		Title:	Chair, President and Chief Executive Officer (Principal Executive Officer)

Date: July 26, 2024	By:	/s/ G. Frederick Bohley

		Name:	G. Frederick Bohley
		Title:	Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)