Form 10-K
period 2024-12-31
Allison Transmission Holdings Inc
filed 2025-02-13
CIK 1411207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

The aggregate market value of the voting and non-voting stock held by non-affiliates was approximately $6,588 million as of June 28, 2024.

As of January 30, 2025, there were 85,518,298 shares of Common Stock outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement for its 2025 annual meeting of stockholders will be incorporated by reference in Part III of this Annual Report on Form 10-K.

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

PART I.

ITEM 1. Business

Overview

Allison Transmission Holdings, Inc. and its subsidiaries (“Allison,” “we,” “us” or “our”) is a leading designer and manufacturer of propulsion solutions for commercial and defense vehicles and the largest global manufacturer of medium- and heavy-duty fully automatic transmissions. The business was founded in 1915 and has been headquartered in Indianapolis, Indiana since inception. Allison is traded on the New York Stock Exchange under the symbol “ALSN”.

We have a global presence by serving customers in North America, Asia, Europe, South America, and Africa, with approximately 77% of our revenues being generated in North America in 2024. We serve customers through an independent network of approximately 1,600 independent distributor and dealer locations worldwide.

Our Business

We are the world’s largest manufacturer of fully automatic transmissions for medium- and heavy-duty commercial vehicles and medium- and heavy-tactical U.S. defense vehicles and a leader in electrified propulsion systems. Allison products are used in a wide variety of applications, including on-highway vehicles (distribution, refuse, construction, fire and emergency), buses (primarily school, transit and coach), motorhomes, off-highway vehicles and equipment (energy, mining, construction and agriculture) and defense vehicles (tactical wheeled and tracked). We believe the Allison brand is one of the most recognized in our industry as a result of the performance, reliability and fuel efficiency of our propulsion solutions and is associated with high quality, durability, vocational value, technological leadership and superior customer service.

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

Emerging technologies in commercial-duty propulsion solutions include electric hybrid and fully electric propulsion solutions in certain end markets and are in part driven by efforts to reduce fuel consumption, noise and greenhouse gas emissions. Fully electric powertrains differ from electric hybrid powertrains because they only have a battery for energy storage and exclusively power the wheels using electric motors. In contrast, electric hybrids may use multiple energy storage sources including diesel and hydrogen and may drive the wheels exclusively with electric motors or in parallel with an internal combustion engine. While both emerging technologies are gaining use in automotive markets and electric hybrids and fully electric propulsion solutions have gained use in the bus market, fully electric propulsion solutions remain in a developmental phase in the medium- and heavy-duty commercial vehicle market.

Our Served Markets

We sell our propulsion solutions globally for use in medium- and heavy-duty on-highway commercial vehicles, off-highway vehicles and equipment and defense vehicles. In addition to the sale of propulsion solutions, we also sell branded replacement parts, support equipment, aluminum die cast components and other products necessary to service the installed base of vehicles utilizing our solutions. The following table provides a summary of our business by end market for the fiscal year ended December 31, 2024.

	NORTH AMERICA		OUTSIDE NORTH AMERICA
END MARKET	ON- HIGHWAY	OFF- HIGHWAY	ON- HIGHWAY	OFF- HIGHWAY	DEFENSE	SERVICE PARTS, SUPPORT EQUIPMENT & OTHER
2024 NET SALES (IN MILLIONS)	$1,752	$8	$493	$97	$212	$663
% OF TOTAL	54%	—%	15%	3%	7%	21%
	• Construction • Day Cab Tractors • Distribution • Emergency • Motorhome • Refuse • School, transit, shuttle and coach buses • Utility	• Construction • Energy • Mining • Specialty vehicle	• Agriculture • Construction • Distribution • Emergency • Mining • Refuse • School, transit, shuttle and coach buses • Specialty • Wheeled defense platforms • Utility	• Construction • Energy • Mining • Specialty vehicle	• Global tracked combat platforms • North America wheeled platforms	• Aluminum die cast components • Extended transmission coverage • Remanufactured propulsion solutions • Royalties • Saleable engineering • Service parts • Support equipment • Transmission fluids

Refer to "Note 19. Concentration of Risk” in Part II, Item 8., of this Annual Report on Form 10-K for additional information on our significant original equipment manufacturer (“OEM”) customers.

North America

On-Highway. We are the largest manufacturer of fully automatic transmissions for the on-highway medium- and heavy-duty commercial vehicle market in North America. The following is a summary of our on-highway net sales by vehicle class and type in North America.

Our North American on-highway market includes Class 4-5, Class 6-7 and Class 8 straight trucks and regional haul tractors, conventional transit, shuttle and coach buses, school buses and motorhomes. Class 8 trucks are subdivided into two markets: straight and tractor. Class 8 straight trucks are those with a unified body (e.g., refuse, construction, and dump trucks), while tractors have a vehicle chassis that is separable from the trailer they pull. Class 8 tractors are further divided into two subcategories: regional haul and line-haul. Regional haul tractors are typically used for local or regional hauling, whereas line-haul tractors are typically used in extended duration long distance hauling. We have been supplying transmissions for Class 8 straight trucks for decades, and it is a core end market for us. We have limited exposure to the Class 8 line-haul tractor market because lower priced manual transmissions and AMTs generally meet the needs of these vehicles which are primarily used in long distance hauling.

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

We sell substantially all of our propulsion solutions in the North American on-highway market to OEMs. These OEMs, in turn, install our propulsion solutions in vehicles in which our product is either the exclusive propulsion solution available or is specifically requested by end users. In 2024, OEM customers representing over 90% of our North American on-highway unit volume participated in long-term agreements (“LTAs”) with us. Generally, these LTAs offer the OEM customer defined levels of mutual commitment with respect to growing Allison’s presence in the OEMs’ products and promotional efforts, pricing and sharing of commodity cost risk. The length of our LTAs is typically between three and five years. We often compete in this market against (i) independent manufacturers of manual transmissions, AMTs, electric hybrid and fully electric propulsion solutions, (ii) fully automatic transmissions manufactured by Ford Motor Company (“Ford”), ZF Friedrichshafen AG (“ZF”) and Voith GmbH (“Voith”) and (iii) vertically integrated OEMs in certain weight classes that use their own internally manufactured transmissions in certain vehicles.

Off-Highway. We have provided products used in vehicles and equipment that primarily serve energy, mining and construction applications in North America for over 70 years. Off-highway energy applications include hydraulic fracturing equipment, well-stimulation equipment, pumping equipment, and well-servicing rigs, which often use a fully automatic transmission in stationary pumping applications. We supply our heavy-duty off-highway transmissions to producers of well-stimulation and well-servicing equipment. Competition in this end market includes Caterpillar Inc. (“Caterpillar”), Twin Disc, Inc. (“Twin Disc”) and certain alternative hydraulic fracturing technologies.

We also provide heavy-duty transmissions used in mining trucks, specialty vehicles and construction vehicles. Off-highway mining and construction applications include trucks used to haul various commodities and other products around construction sites and mines, including underground mines. These trucks include rigid dump trucks, wide-body dump trucks and underground trucks with load capacities between 40 to 130 tons. Our major competitors in this end market include vertically integrated companies that manufacture fully automatic transmissions for their vehicles. These vertically integrated competitors include Caterpillar, Komatsu Ltd. (“Komatsu”), and Volvo Group (“Volvo”). We also compete with independent manufacturers such as ZF. Specialty vehicles using our heavy-duty off-highway transmissions include airport rescue and firefighting vehicles. Our major competitor in this end market is Twin Disc.

Outside North America

Outside North America we serve several different markets, including: Asia-Pacific, Europe, Middle East, Africa (collectively, “EMEA”), and South America.

On-Highway. We are the largest manufacturer of fully automatic transmissions for the medium-duty and heavy-duty commercial vehicle market outside of North America. We also provide fully electric propulsion solutions for the outside North America on-highway market. While the use of fully automatic transmissions in the medium- and heavy-duty commercial vehicle market has been widely accepted in North America, markets outside North America continue to be dominated by manual transmissions. Where adopted, fully automatic transmission-equipped medium- and heavy-duty commercial vehicles are concentrated in certain vocational end markets. We often compete in this market against (i) independent manufacturers of manual transmissions, AMTs, electric hybrid and fully electric propulsion solutions, (ii) fully automatic transmissions manufactured by ZF, Voith, and Shaanxi Fast Gear Co., Ltd. and (iii) vertically integrated OEMs. The following is a summary of our on-highway net sales by region outside of North America.

Asia-Pacific. Our key Asia-Pacific markets include Australia, China, India, Japan and South Korea; however, we actively participate in several other important Asia-Pacific countries including Indonesia, Malaysia, Singapore, Taiwan and Thailand. In addition, OEMs in the Asia-Pacific market are increasingly exporting their products to other regions. Within Asia-Pacific, our sales efforts are principally focused on the transit bus, vocational truck, severe service, distribution and wide-body dump truck markets. Currently, manual transmissions are the predominant transmission type used in commercial vehicles in the Asia-Pacific region.

Europe, Middle East, Africa. EMEA is composed of several different markets, each of which differs from our core North American market by the degree of market maturity, sophistication and acceptance of fully automatic transmission and electric propulsion solution technology. Within Europe, we serve Western European developed markets, as well as Eastern European emerging markets, principally in the refuse, emergency, transit bus, coach bus, distribution, utility and wheeled defense vehicle markets. Competition in Western Europe is most notably characterized by a high level of vertical powertrain integration, with OEMs often utilizing vertically integrated manual transmissions and AMTs in their vehicles, and electric hybrid and fully electric propulsion solutions. The Middle East and Africa regions are generally characterized by very limited local vehicle production, with imports from China, Europe, India, South America, Turkey and the U.S. accounting for the majority of vehicles.

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

Europe, Middle East, Africa. Our off-highway markets in EMEA are mining and construction. Our primary off-highway competitors are Caterpillar, Volvo and Komatsu, all of which are vertically integrated manufacturers of off-highway mining vehicles, including the specific fully automatic transmission used in their mining trucks. A typical mining application is a rigid, underground or articulated dump truck, with competition from Caterpillar, Dana, Volvo and ZF.

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

We have defense products in approximately 120 countries around the world. Increasingly, we are supplying vehicle propulsion solutions for international tracked vehicles, such as light tracked personnel carriers, armored fighting vehicles, heavy tracked artillery systems, and Main Battle Tanks. Our defense products are manufactured at our headquarters in Indianapolis and by our licensees internationally for export world-wide.

Globally, we face competition primarily from Renk AG/Renk America, SAPA S.p.A, ST Kinetics and QinetiQ Group plc for the supply of tracked vehicle propulsion solutions. Additionally, we face competition from ZF in certain defense wheeled vehicles using automatic transmissions and from several AMT suppliers.

Service Parts, Support Equipment and Other

Our service parts, support equipment and other end market is comprised of: Allison-branded service parts and transmission fluids, aluminum die cast components, extended transmission coverage, remanufactured propulsion solutions, royalties, saleable engineering and support equipment. The aftermarket provides us with a relatively stable source of revenues as the installed base of vehicles and equipment utilizing our solutions continues to grow. The need for replacement parts is driven by normal vehicle and equipment maintenance requirements. Uninterrupted operation is generally critical for end users’ profitability.

The sale of Allison-branded service parts and transmission fluids, remanufactured propulsion solutions and support equipment is fundamental to our brand promise. We have assembled a worldwide network of approximately 1,600 independent distributor and dealer locations to sell, service and support our solutions. As part of our brand strategy, our distributors and dealers are required to sell genuine Allison-branded service parts. Within the aftermarket, we offer remanufactured propulsion solutions as a cost-effective alternative for repairs and replacements. We also provide support equipment to our OEMs to assist in installing new Allison solutions into vehicles, and, therefore, sales of support equipment are dependent upon sales of new solutions. The competition for service parts and remanufactured propulsion solutions comes from a variety of smaller-scale companies sourcing non-genuine “will-fit” parts from unauthorized manufacturers. These “will-fit” parts often do not meet our product specifications, and therefore may be of lesser quality than genuine Allison parts.

Our Product Offerings

Allison transmissions and electric propulsion solutions are sold under the Allison Transmission brand name and remanufactured transmissions are sold under the ReTran brand name. The following is a summary of our product lines.

On-Highway Products
Product	Applications
1000 Series	• Agriculture • Distribution • Motorhome • Refuse	• School and Shuttle Bus • Services • Specialty • Wheeled Defense
2000 Series	• Agriculture • Distribution • Motorhome • Refuse	• School and Shuttle Bus • Services • Specialty • Wheeled Defense
3000 Series	• Agriculture • Coach and Transit Bus • Construction • Day Cab Tractors • Distribution • Fire and Emergency	• Motorhome • Refuse • Services • Specialty • Wheeled Defense
4000 Series	• Articulated and Wide Body Mining Dump Trucks • Coach and Transit Bus • Construction • Day Cab Tractors • Distribution	• Fire and Emergency • Motorhome • Refuse • Specialty • Wheeled Defense
eGen Flex Electric Hybrid Propulsion Solutions	• Transit and Shuttle Bus
eGen Power Fully Electric Propulsion Solutions	• Coach and Transit Bus • Day Cab Tractors • Distribution • Fire and Emergency	• Line-Haul Tractors • Refuse • School and Shuttle Bus

Off-Highway Products
Product	Applications
6000 Series	• Rigid, Articulated, and Wide-Body Mining Dump Trucks • Underground Mine Truck • Well Service Rigs
8000 Series	• Hydraulic Fracturing Equipment • Rigid Dump Trucks
9000 Series	• Hydraulic Fracturing Equipment • Rigid Dump Trucks
FracTran	• Hydraulic Fracturing Equipment

Defense Products
Product	Applications
X200	• Tracked Vehicles
3040MX	• Tracked Vehicles
4040MX	• Tracked Vehicles
X1100	• Tracked Vehicles
eGen Force	• Tracked Vehicles

Product Development and Engineering

We maintain product development and engineering capabilities dedicated to the design, development, refinement and support of our fully automatic transmissions and electric hybrid and fully electric propulsion systems. We believe our customers expect our products to provide unparalleled performance and value defined in various ways, including delivering maximum cargo in minimum time, using the least amount of fuel possible while employing the fewest vehicles possible and experiencing maximum vehicle uptime. In response to those needs and the evolving customer focus on fuel efficiency and reduced emissions, we provide vehicle specification guidelines, propulsion control software and mechanical components to optimize fuel economy while delivering desired vehicle performance.

Further, we are developing new products and technology to improve the fuel efficiency and fuel economy of our fuel agnostic conventional products, including by allowing engines to operate more efficiently and at lower speeds to avoid consuming fuel without compromising performance, and to expand our portfolio of electric hybrid and fully electric propulsion solutions.

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

While our marketing management uses the term “customer” interchangeably for OEMs and end users, the primary objective of our marketing strategy is to create demand for propulsion solutions through:

•
OEM and body builder promotion of our products and incorporation of our propulsion solutions in their commercial vehicle product offerings;
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

Suppliers and Raw Materials

A significant amount of the part numbers that make up our propulsion solutions are purchased from outside suppliers, and during 2024, we purchased approximately $1,101 million of direct materials and components from outside suppliers. The largest elements of our direct spending are aluminum and steel castings and forgings that are formed by our suppliers into our larger components and assemblies for use in our propulsion solutions. Our spending on aluminum and steel raw materials directly and indirectly through our purchase of these components constituted approximately 19% of our direct material and component costs in 2024. The balance of our direct and indirect materials and components costs are primarily composed of value-added services and conversion costs. Our supply contracts, along with an intensive supplier selection and performance monitoring process, have enabled us to establish and maintain close relationships with suppliers and have contributed to our overall operating efficiency and quality.

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

Human Capital

At Allison, we believe in the power of our people, our processes and our products. For more than 105 years, we have built our business on these values: Quality, Customer Focus, Integrity, Innovation, and Teamwork. We use a variety of human capital measures in managing our business, including: workforce demographics; equality of opportunity; and employee health and safety.

Workforce Demographics. Our people are a critical component in our continued success, the delivery of our values and the execution of our growth initiatives. As of December 31, 2024, we had a highly skilled workforce of approximately 4,000 employees, with approximately 89% of those employees in the U.S. Approximately 50% of our

U.S. employees are represented by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) and are subject to a collective bargaining agreement. In January 2024, we entered into a new four-year collective bargaining agreement with UAW Local 933 that expires in November 2027.

Equality of Opportunity. Allison recognizes the power of different thought, accepts and respects each individual and strives to create a workplace where everyone can reach their full potential, driving innovation and business results. Allison hires, promotes, trains, and compensates its employees based on merit, experience, or other work-related criteria. Allison values the wide range of backgrounds of our employees. Allison views our diversity as a strength and strives to create work environments that accept differences while promoting productivity and teamwork. Everyone at Allison is responsible for creating and maintaining a productive work environment where the dignity of all employees is respected. Our efforts to promote a respectful workplace include: providing training; utilizing non-traditional recruiting sources, such as organizations focused on veterans and people with disabilities, diverse professional organizations, and schools with diverse student bodies; organizing virtual mentoring programs to connect employees from different locations, departments and backgrounds; and creating multicultural, emerging professionals, and military veterans employee resource groups that are open to all.

Employee Health & Safety. Allison’s overriding priority is to protect the health and safety of each employee. As part of our health and safety programs, Allison is certified in ISO 45001, Occupational Health and Safety Management Systems. ISO 45001 is the only internationally recognized Safety Management System. Employees participate in training focused on health and safety, and metrics are reviewed regularly, including the number of injury incidents that occur and those incidents that result in lost work days. For 2024, we achieved an overall recordable rate of 1.47 at our global locations, meaning that for every 100 employees, 1.47 employees incurred an injury that resulted in recordable medical treatment, and the number of lost work days was 0.49 at our global locations, meaning that for every 100 employees, 0.49 individuals experienced an incident that resulted in days away from work.

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

In addition to the foregoing, various legislation, regulations and international accords pertaining to climate change have been implemented or are being considered for implementation, particularly as they relate to the reporting of greenhouse gas emissions and sustainability efforts being undertaken, such as the European Union’s Corporate Sustainability Reporting Directive ("CSRD"), California’s Climate Corporate Data Accountability Act and Climate-Related Financial Risk Act, and the SEC's final climate disclosure rules, which are currently stayed. We continue to monitor the development and implementation of such legislation and regulations and are evaluating the impact these laws and regulations may have on the Company, including the extent of our potential disclosures or other reporting requirements. We also continue to regularly report our sustainability efforts and metrics under the Global Reporting Initiative framework and report our progress in our annual Corporate Social Responsibility Report.

We also may be subject to liability as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act and similar state or foreign laws for contaminated properties that we currently own, lease or operate or that we or our predecessors have previously owned, leased or operated and sites to which we or our predecessors sent hazardous substances. Such liability may be joint and several so that we may be liable for more than our share of any contamination, and any such liability may be determined without regard to causation or knowledge of contamination. We or our predecessors have been named potentially responsible parties at contaminated sites from time to time. We do not anticipate our liabilities relating to contaminated sites will be material to our financial results.

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

In 2024, approximately 75% of our total spending on components was sourced from approximately 40 suppliers, many of which are the single source for such components. All of the suppliers from which we purchase materials and components used in our business are fully validated suppliers, meaning the suppliers’ manufacturing processes and inputs have been validated under a production part approval process (“PPAP”). Furthermore, there are only a limited number of suppliers for certain of the materials used in our business, such as corrosion-resistant steel. As a result, our business is subject to the risk of additional price fluctuations and periodic delays in the delivery of our materials or components if supplies from a validated supplier are interrupted and a new supplier, if one is available, must be validated or materials and components must be purchased from a supplier without a completed PPAP, which could increase our risk of purchasing non-conforming components. Any such price fluctuations or delays, if significant, could harm our profitability or operations. In addition, the loss of a supplier could result in significant material cost increases or reduce our production capacity.

We have experienced, and expect to continue to experience, delays in the availability and receipt of component parts as a result of shortages of available labor in North America and global economic uncertainty, some of which have materially impacted, and may continue to materially impact, our ability to meet customer demand. We also cannot guarantee we will be able to maintain favorable arrangements and relationships with these suppliers. An increase in the cost or a sustained interruption in the supply or shortage of some of these raw materials or components that may be caused by a deterioration of our relationships with suppliers, adverse geopolitical events such as the crisis in the Red Sea, events such as natural disasters and extreme weather events which may increase in frequency and intensity as a result of climate change, power outages, labor strikes and public health crisis such as pandemics and epidemics or the like could negatively impact our business, results of operations and financial condition. Although we have agreements with many of our customers that we will pass such price increases through to them, such contracts may be canceled by our customers and/or we may not be able to recoup the costs of such price increases. Additionally, if we are unable to continue to purchase our required quantities of raw materials on commercially reasonable terms, or at all, if we are unable to maintain or enter into purchasing contracts for commodities, or if delivery of materials or component parts from suppliers is delayed or non-conforming, our operations could be disrupted, we may not be able to meet customer demand, and our profitability and our financial results may be materially impacted. While we may experience the supply chain constraints mentioned above across all our products lines, the impacts to our customers are likely to be more pronounced in our lower volume product lines, including those supplied to the Defense and Off-Highway end markets.

Labor cost inflation and employee attraction and retention could have an adverse effect on our business, results of operations and financial condition.

Our success depends on our ability to identify, recruit and retain highly skilled, qualified personnel, and there is currently increased competition for talent. We have experienced labor shortages and wage inflation amid low levels of unemployment and workforce availability. As a result, we may not be able to attract and retain qualified personnel, which may impact our ability to manufacture, design and develop our propulsion solutions, satisfy customer demand in a timeframe that meets their desired production schedules and compete effectively. In addition, we continue to experience increased labor costs, including significant labor cost increases under our new collective bargaining agreement with the UAW, which will continue to impact our results of operations.

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

Volatility in and disruption to the global economic environment, including the impact of an economic recession, trade protectionism and tariffs, and changes in the regulatory and business environments in which we operate may have a material adverse effect on our business, results of operations and financial condition.

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

We have in the past and may in the future derive a significant portion of our net sales from a relatively limited number of OEM customers. For the years ended December 31, 2024, 2023 and 2022, our top five OEM customers accounted for approximately 55%, 52% and 51% of our net sales, respectively. Our top three customers, Daimler AG, PACCAR Inc. and Traton SE, accounted for approximately 20%, 13% and 11%, respectively, of our net sales during 2024. The loss of, or consolidation of, any one of these customers, or a significant decrease in business from, one or more of these customers could harm our business. In addition, the discontinuation of particular vehicle models for which we are a significant supplier could reduce our net sales and have a material adverse effect on our results of operations.

Labor unrest could have an adverse effect on our business, results of operations and financial condition.

As of December 31, 2024, approximately 50% of our U.S. employees, representing approximately 44% of our total employees, were represented by the UAW and are subject to a collective bargaining agreement. Our current collective bargaining agreement with UAW Local 933 is effective through November 2027. Any new collective bargaining agreement we negotiate with the UAW to replace the existing collective bargaining agreement upon its expiration may result in increased costs to us, in particular labor costs, which could have an adverse effect on our results of operations. In addition to our unionized work force, many of our direct and indirect customers and vendors have unionized work forces. Strikes, work stoppages or slowdowns experienced by these customers or vendors or their other suppliers could result in slowdowns or closings of assembly plants that use our products or supply materials for use in the production of our products. Organizations responsible for shipping our products may also be impacted by strikes. Any interruption in the delivery of our products could reduce demand for our products and could have a material adverse effect on us.

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

Geopolitical risks may have an adverse effect on our results of operations and financial condition, including on the availability of raw materials for our products or component parts, our supply chain, our customers and our long-term sales opportunities.

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

Our business is subject to certain risks associated with doing business internationally, particularly in emerging markets. Outside-North America net sales represented approximately 23% of our net sales for 2024. Most of our operations are in the U.S., but we also have manufacturing and customization facilities in India and Hungary with a services agreement with Stellantis NV and customization capability in Brazil, the Netherlands, China and Japan. Further, we intend to continue to pursue growth opportunities for our business in a variety of business environments outside the U.S., which could exacerbate the risks set forth below. Our international operations are subject to, without limitation, the following risks:

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

Concern over climate change continues to result in new legal and regulatory requirements designed to mitigate the effects of climate change on the environment, such as actions taken by the U.S. Environmental Protection Agency and several states to address greenhouse gas emissions, the European Union’s CSRD, California’s Climate Corporate Data Accountability Act and Climate-Related Financial Risk Act, and the SEC's final climate disclosure rules, which are currently stayed. We are experiencing increased compliance burdens and costs in addressing our obligations under these new legal and regulatory obligations, and these new legal and regulatory obligations may adversely affect raw material sourcing, manufacturing operations and the distribution of our products.

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

As of December 31, 2024, we had total indebtedness of $2,414 million, and we would have been able to borrow an additional $744 million, net of $6 million of outstanding letters of credit, under Allison Transmission Inc.’s (“ATI”), our wholly-owned subsidiary, revolving credit facility with commitments in the amount of $750 million due March 2029 (“Revolving Credit Facility”). As of December 31, 2024, we had no outstanding borrowings against the Revolving Credit Facility. At December 31, 2024, $514 million of our total indebtedness was associated with ATI’s term loan facility due March 2031 (“Term Loan”, and together with the Revolving Credit Facility, the “Senior Secured Credit Facility”), $400 million of our total indebtedness was associated with ATI’s 4.75% Senior Notes due October 2027 (“4.75% Senior Notes”), $500 million of our total indebtedness was associated with ATI’s 5.875% Senior Notes due June 2029 (“5.875% Senior Notes”) and $1,000 million of our total indebtedness was associated with ATI’s 3.75% Senior Notes due January 2031 (“3.75% Senior Notes”, and together with the 4.75% Senior Notes and 5.875% Senior Notes, the “Senior Notes”). For a complete description of the terms of the Senior Secured Credit Facility and the Senior Notes, please see "Note 8. Debt” in Part II, Item 8., of this Annual Report on Form 10-K.

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

We and our subsidiaries may be able to incur additional indebtedness in the future because the terms of our indebtedness do not fully prohibit us or our subsidiaries from doing so. Subject to covenant compliance and certain conditions, our indebtedness permits additional borrowing, including total borrowing up to $744 million under the Revolving Credit Facility, net of $6 million in letters of credit. If new debt is added to our current debt levels and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.

Our pension and other post-retirement benefits funding obligations could increase as a result of a variety of factors.

Our earnings may be positively or negatively impacted by the amount of income or expense recorded for our defined benefit pension plans and other post-retirement benefits (“OPEB”). Accounting principles generally accepted in the United States of America (“GAAP”) require that income or expense for defined benefit pension plans be calculated at the annual measurement date, or more frequently if certain events occur, using actuarial assumptions and calculations. These calculations reflect certain assumptions, the most significant of which relate to the capital markets, interest rates, health care inflation rates and other economic conditions. Changes in key economic indicators can change these assumptions. These assumptions, along with the actual value of assets at the measurement date, will impact the calculation of pension expense for the year. Although GAAP pension expense and pension contributions are not directly related, the key economic indicators that affect GAAP pension expense also affect the amount of cash that we would contribute to our defined benefit pension plans. Because the values of these defined benefit pension plans’ assets have fluctuated and will fluctuate in response to changing market conditions, the amount of gains or losses that will be recognized in subsequent periods, the impact on the funded status of the defined benefit pension plans and the future minimum required contributions, if any, could have a material adverse effect on our business, results of operations and financial condition. The magnitude of such impact cannot be determined with certainty at this time. However, the effect of a one percentage point decrease in the assumed discount rate would result in an increase in the December 31, 2024 defined benefit pension plans obligation of approximately $13 million. Likewise, a one percentage point decrease in the effective interest rate for determining defined benefit pension plans contributions would result in an increase in the minimum required contributions for 2025 of approximately $2 million. Similarly, a one percentage point decrease in the assumed discount rate would result in an increase in the December 31, 2024 OPEB obligation of approximately $6 million. As of December 31, 2024, the net overfunded status of our defined benefit pension plans was $2 million, while the unfunded status of our OPEB plan was $59 million.

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

ITEM 2. PROPERTIES

Our world headquarters, which we own, is located at One Allison Way, Indianapolis, Indiana 46222. As of December 31, 2024, we have 17 manufacturing and certain other facilities in eight countries. The following table sets forth certain information regarding our significant facilities.

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

Holders

As of January 30, 2025, there were approximately 201,925 stockholders of record of our common stock, which includes the actual number of holders registered on our books and holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.

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

The following table sets forth information related to our repurchase of our common stock on a monthly basis during the three months ended December 31, 2024:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1 – October 31, 2024	230,958	$99.57	230,958	$615,635,222
November 1 – November 30, 2024	374,067	117.62	374,067	571,639,106
December 1 – December 31, 2024	465,551	112.76	465,551	519,143,756
Total	1,070,576	111.61	1,070,576

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

Set forth below is a graph comparing the total cumulative returns of ALSN, the S&P 500 Index and an index of peer companies selected by us. Our peer group includes Donaldson Company, Inc., Graco Inc., Roper Technologies, Inc., Gentex Corporation, Rockwell Automation, Inc. and Sensata Technologies Holding PLC. The graph assumes $100 was invested on December 31, 2019 in our common stock and each of the indices and that all dividends, if any, are reinvested.

$280
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Allison Transmission Holdings, Inc.
S&P 500
Peer Group

	As of December 31, 2019	As of December 31, 2020	As of December 31, 2021	As of December 31, 2022	As of December 31, 2023	As of December 31, 2024
Allison Transmission Holdings, Inc.	$100.00	$90.91	$78.11	$91.27	$129.84	$244.08
S&P 500 Index	100.00	118.40	152.39	124.79	157.59	197.02
Peer Group	100.00	120.62	145.20	119.58	147.08	139.30

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

This section of this Annual Report on Form 10-K generally discusses 2024 and 2023 items and year-over-year comparisons between 2024 and 2023. A detailed discussion of 2022 items and year-over-year comparisons between 2023 and 2022 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7. of our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 14, 2024.

Overview

We are a leading designer and manufacturer of propulsion solutions for commercial and defense vehicles and the largest global manufacturer of medium- and heavy-duty fully automatic transmissions. The business was founded in 1915 and has been headquartered in Indianapolis, Indiana since inception. Allison is traded on the New York Stock Exchange under the symbol, “ALSN”.

We have a global presence by serving customers in North America, Asia, Europe, South America, and Africa, with approximately 77% of our revenues being generated in North America in 2024. We serve customers through an independent network of approximately 1,600 independent distributor and dealer locations worldwide.

Trends Impacting Our Business

In January 2024, the UAW Local 933 ratified a new four-year collective bargaining agreement with us that expires in November 2027. We have experienced, and expect to continue to experience, a significant increase in labor costs under the terms of this new agreement.

In 2025, we expect higher net sales driven by price increases on certain products, increased demand for Tracked vehicle applications in our Defense end market and robust North American vocational demand.

Full Year 2024 and 2023 Net Sales by End Market (in millions)

End Market	2024 Net Sales	2023 Net Sales	% Variance
North America On-Highway	$1,752	$1,529	15%
North America Off-Highway	8	63	(87)%
Defense	212	166	28%
Outside North America On-Highway	493	477	3%
Outside North America Off-Highway	97	104	(7)%
Service Parts, Support Equipment and Other	663	696	(5)%
Total Net Sales	$3,225	$3,035	6%

North America On-Highway end market net sales were up 15% for the year ended December 31, 2024 compared to the year ended December 31, 2023, principally driven by strength in demand for Class 8 vocational and medium-duty trucks and price increases on certain products.

Global Off-Highway net sales were down 37% for the year ended December 31, 2024 compared to the year ended December 31, 2023, principally driven by lower demand from the energy sector in North America and the mining and construction sectors outside of North America, partially offset by strength in demand from the energy sector outside of North America.

Defense end market net sales were up 28% for the year ended December 31, 2024 compared to the year ended December 31, 2023, principally driven by increased demand for Tracked vehicle applications.

Outside North America On-Highway end market net sales were up 3% for the year ended December 31, 2024 compared to the year ended December 31, 2023, principally driven by higher demand in Asia and price increases on certain products, partially offset by lower demand in Europe.

Service Parts, Support Equipment and Other end market net sales were down 5% for the year ended December 31, 2024 compared to the year ended December 31, 2023, principally driven by lower demand for North America service parts and aluminum die cast components, partially offset by price increases on certain products.

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

Cost of sales

Our primary components of cost of sales are purchased parts, the overhead expense related to our manufacturing operations and direct labor associated with the manufacture and assembly of vehicle propulsion solutions and parts. For the year ended December 31, 2024, direct material costs were approximately 65%, overhead costs were approximately 27% and direct labor costs were approximately 8% of total cost of sales. We are subject to changes in our cost of sales caused by movements in underlying commodity prices. We seek to hedge against this risk by using LTAs. See Part II, Item 7A., “Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk” included in this Annual Report on Form 10-K.

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

Non-GAAP Financial Measures

We use Adjusted Earnings before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) and Adjusted EBITDA as a percent of net sales to measure our operating profitability. We believe that Adjusted EBITDA and Adjusted EBITDA as a percent of net sales provide management, investors and creditors with useful measures of the operational results of our business and increase the period-to-period comparability of our operating profitability and comparability with other companies. Adjusted EBITDA as a percent of net sales is also used in the calculation of management’s incentive compensation program. The most directly comparable GAAP measure to Adjusted EBITDA and Adjusted EBITDA as a percent of net sales is Net income and Net income as a percent of net sales, respectively. Adjusted EBITDA is calculated as earnings before interest expense, net, income tax expense, amortization of intangible assets, depreciation of property, plant and equipment and other adjustments as defined by the Second Amended and Restated Credit Agreement dated as of March 29, 2019 as amended (the “Credit Agreement”), governing ATI's Term Loan facility in the amount of $514 million due March 2031 (“Term Loan”) and ATI’s revolving credit facility with commitments in the amount of $750 million due March 2029 ("Revolving Credit Facility" and, together with the Term Loan, the "Senior Secured Credit Facility"). Adjusted EBITDA as a percent of net sales is calculated as Adjusted EBITDA divided by net sales.

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

The following is a reconciliation of Net income and Net income as a percent of net sales to Adjusted EBITDA and Adjusted EBITDA as a percent of net sales and a reconciliation of Net cash provided by operating activities to Adjusted free cash flow:

	For the years ended December 31,
(unaudited, in millions)	2024	2023	2022
Net income (GAAP)	$731	$673	$531
plus:
Income tax expense	166	154	114
Depreciation of property, plant and equipment	111	109	109
Interest expense, net	89	107	118
Amortization of intangible assets	10	45	46
Stock-based compensation expense (a)	26	22	18
UAW Local 933 contract signing incentives (b)	14	—	—
Unrealized loss on marketable securities (c)	9	1	22
Pension plan settlement loss (d)	4	—	—
Technology-related investments loss (gain) (e)	2	(3)	(6)
Unrealized loss on foreign exchange (f)	1	—	6
Other (g)	2	—	3
Adjusted EBITDA (Non-GAAP)	$1,165	$1,108	$961
Net sales (GAAP)	$3,225	$3,035	$2,769
Net income as a percent of Net sales (GAAP)	22.7%	22.2%	19.2%
Adjusted EBITDA as a percent of Net sales (Non-GAAP)	36.1%	36.5%	34.7%
Net cash provided by operating activities (GAAP)	$801	$784	$657
Deductions to reconcile to Adjusted free cash flow:
Additions of long-lived assets	(143)	(125)	(167)
Adjusted free cash flow (Non-GAAP)	$658	$659	$490

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
(e)
Represents losses (gains) (recorded in Other (expense) income, net) related to investments in co-development agreements to expand our position in propulsion solution technologies.
(f)
Represents losses (recorded in Other (expense) income, net) on intercompany financing transactions for our India facility.
(g)
Represents other adjustments as defined by the Credit Agreement.

Results of Operations

The following table sets forth certain financial information for the years ended December 31, 2024 and 2023. The following table and discussion should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto included in Part II, Item 8., of this Annual Report on Form 10-K.

Comparison of years ended December 31, 2024 and 2023

	Years ended December 31,
(dollars in millions)	2024	% of net sales	2023	% of net sales
Net sales	$3,225	100%	$3,035	100%
Cost of sales	1,696	53	1,565	52
Gross profit	1,529	47	1,470	48
Operating expenses:
Selling, general and administrative	337	10	357	12
Engineering — research and development	200	6	194	6
Total operating expenses	537	16	551	18
Operating income	992	31	919	30
Other expense, net:
Interest expense, net	(89)	(3)	(107)	(3)
Other (expense) income, net	(6)	—	15	—
Total other expense, net	(95)	(3)	(92)	(3)
Income before income taxes	897	28	827	27
Income tax expense	(166)	(5)	(154)	(5)
Net income	$731	23%	$673	22%

Net sales

Net sales for the year ended December 31, 2024 were $3,225 million compared to $3,035 million for the year ended December 31, 2023, an increase of 6%. The increase was principally driven by a $223 million, or 15%, increase in net sales in the North America On-Highway end market principally driven by strength in demand for Class 8 vocational and medium-duty trucks and price increases on certain products, a $46 million, or 28%, increase in net sales in the Defense end market principally driven by increased demand for Tracked vehicle applications and a $16 million, or 3%, increase in net sales in the Outside North America On-Highway end market principally driven by higher demand in Asia and price increases on certain products, partially offset by lower demand in Europe, partially offset by a $62 million, or 37%, decrease in Global Off-Highway net sales principally driven by lower demand from the energy sector in North America and the mining and construction sectors outside of North America, partially offset by strength in demand from the energy sector outside of North America and a $33 million, or 5%, decrease in net sales in the Service Parts, Support Equipment and Other end market principally driven by lower demand for North America service parts and aluminum die cast components, partially offset by price increases on certain products.

Cost of sales

Cost of sales for the year ended December 31, 2024 was $1,696 million compared to $1,565 million for the year ended December 31, 2023, an increase of 8%. The increase was principally driven by higher direct material and manufacturing expense commensurate with increased net sales and higher manufacturing expense, including $13 million of non-recurring UAW contract signing incentives.

Gross profit

Gross profit for the year ended December 31, 2024 was $1,529 million compared to $1,470 million for the year ended December 31, 2023, an increase of 4%. The increase was principally driven by $80 million of price increases on certain products and $62 million related to increased net sales, partially offset by $75 million of higher manufacturing expense, including $13 million of non-recurring UAW contract signing incentives, and $8 million of higher direct material costs. Gross profit as a percent of net sales for the year ended December 31, 2024 decreased 100 basis points compared to the same period in 2023, principally driven by increased cost of sales, including $13 million of non-recurring UAW contract signing incentives, partially offset by increased net sales and price increases on certain products.

Selling, general and administrative

Selling, general and administrative expenses for the year ended December 31, 2024 were $337 million compared to $357 million for the year ended December 31, 2023, a decrease of 6%. The decrease was principally driven by lower intangible amortization expense, partially offset by increased commercial activities spending and higher product warranty expense.

Engineering — research and development

Engineering expenses for the year ended December 31, 2024 were $200 million compared to $194 million for the year ended December 31, 2023, an increase of 3%. The increase was principally driven by increased product initiatives spending.

Interest expense, net

Interest expense, net for the year ended December 31, 2024 was $89 million compared to $107 million for the year ended December 31, 2023, a decrease of 17%. The decrease was principally driven by higher interest income on cash and cash equivalents and lower interest expense on ATI's Term Loan due primarily to the repayment of $101 million of principal in the first quarter of 2024.

Other (expense) income, net

Other (expense) income, net for the year ended December 31, 2024 was ($6) million compared to $15 million for the year ended December 31, 2023. The change was principally driven by an $8 million change in unrealized mark-to-market adjustments for marketable securities, a $5 million change in technology-related investments gains and losses, a $4 million non-cash defined benefit pension plan settlement charge and $4 million of unfavorable foreign exchange.

Income tax expense

Income tax expense for the year ended December 31, 2024 was $166 million resulting in an effective tax rate of 19%, compared to $154 million of income tax expense and an effective tax rate of 19% for the year ended December 31, 2023. The increase in income tax expense was principally driven by higher taxable income.

Liquidity and Capital Resources

We generate cash primarily from operations to fund our operating, investing and financing activities. Our principal uses of cash are operating expenses, capital expenditures, working capital needs, debt service, dividends on common stock, stock repurchases, and strategic growth initiatives, including investments, acquisitions and collaborations. Our ability to generate cash in the future and our future uses of cash are subject to general economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control. We had total available cash and cash equivalents of $781 million and $555 million as of December 31, 2024 and 2023, respectively. Of the available cash and cash equivalents, $117 million was deposited in operating accounts and $664 million was invested in U.S. government backed securities as of December 31, 2024, compared to $134 million deposited in operating accounts and $421 million invested in U.S. government backed securities as of December 31, 2023.

As of December 31, 2024, the total of cash held by foreign subsidiaries was $61 million, the majority of which was at our subsidiaries located in China, Japan, the Netherlands and India. We manage our worldwide cash requirements considering available funds among the subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. As a result, we do not currently anticipate that local liquidity restrictions will preclude us from funding our targeted expectations or operating needs with local resources.

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

Our liquidity requirements are significant, primarily due to our debt service requirements. As of December 31, 2024, we had $514 million of indebtedness associated with ATI’s Term Loan, $400 million of indebtedness associated with ATI’s 4.75% Senior Notes due October 2027 (“4.75% Senior Notes”), $500 million of indebtedness associated with ATI’s 5.875% Senior Notes due June 2029 (“5.875% Senior Notes”) and $1,000 million of indebtedness associated with ATI’s 3.75% Senior Notes due January 2031 (“3.75% Senior Notes” and, together with the 4.75% Senior Notes and 5.875% Senior Notes, the “Senior Notes”). Short-term and long-term debt service liquidity requirements consist of $1 million of minimum required quarterly principal payments on ATI’s Term Loan through its maturity date of March 2031 and periodic interest payments on ATI’s Term Loan and the Senior Notes. There are no required quarterly principal payments on the Senior Notes. Long-term debt service liquidity requirements also consist of the payment in full of any remaining principal balance of ATI’s Term Loan and the Senior Notes upon their respective maturity dates.

We made $104 million and $7 million of principal payments on the Term Loan during the years ended December 31, 2024 and 2023, respectively. Our ability to make payments on and refinance our indebtedness and to fund planned capital expenditures and growth initiatives will depend on our ability to generate cash in the future.

The Senior Secured Credit Facility provides for a $750 million Revolving Credit Facility, net of an allowance for up to $75 million in outstanding letter of credit commitments. As of December 31, 2024, we had $744 million available under the Revolving Credit Facility, net of $6 million in letters of credit. As of December 31, 2024, we had no amounts outstanding under the Revolving Credit Facility. If we have commitments outstanding on the Revolving Credit Facility at the end of a fiscal quarter, the Senior Secured Credit Facility requires us to maintain a specified maximum first lien net leverage ratio of 5.50x. Additionally, within the terms of the Senior Secured Credit Facility, a first lien net leverage ratio at or below 4.00x results in the elimination of excess cash flow payments on the Senior Secured Credit Facility for the applicable year. As of December 31, 2024, our first lien net leverage ratio was (0.23x). The Senior Secured Credit Facility also provides certain financial incentives based on our first lien net leverage ratio. A first lien net leverage ratio at or below 4.00x and above 3.50x results in a 25 basis point reduction to the applicable margin on the Revolving Credit Facility. A first lien net leverage ratio at or below 3.50x results in an additional 25 basis point reduction to the applicable margin on the Revolving Credit Facility. These reductions remain in effect as long as we achieve a first lien net leverage ratio at or below the related threshold.

In addition, the Credit Agreement includes, among other things, customary restrictions (subject to certain exceptions) on our ability to incur certain indebtedness, grant certain liens, make certain investments, engage in acquisitions, consolidations and mergers, declare or pay certain dividends, and repurchase shares of our common stock. The indentures governing the Senior Notes contain negative covenants restricting or limiting our ability to, among other things, incur or guarantee additional indebtedness, incur liens, pay dividends on, redeem or repurchase our capital stock, make certain investments, permit payment or dividend restrictions on certain of our subsidiaries, sell assets, engage in certain transactions with affiliates, and consolidate or merge or sell all or substantially all of our assets. As of December 31, 2024, we were in compliance with all covenants under the Senior Secured Credit Facility and indentures governing the Senior Notes.

Our credit ratings and outlook are reviewed periodically by Moody’s Ratings (“Moody’s”) and Fitch Ratings, Inc. (“Fitch”). As of December 31, 2024, our credit ratings from both Moody's and Fitch are shown in the table below:

December 31, 2024
Credit Ratings	Moody's	Fitch
Corporate Credit	Ba1	BB+
Term Loan	Baa2	BBB-
4.75% Senior Notes	Ba2	BB+
5.875% Senior Notes	Ba2	BB+
3.75% Senior Notes	Ba2	BB+

We anticipate increased capital expenditures and cash income taxes in 2025 compared to 2024.

Our Board of Directors has authorized us to repurchase up to $4,000 million of our common stock pursuant to the Repurchase Program. During 2024, we repurchased approximately $254 million of our common stock under the Repurchase Program. All of the repurchase transactions during 2024 were settled in cash during the same period. As of December 31, 2024, we had approximately $519 million available under the Repurchase Program.

The following table shows our sources and uses of funds for the years ended December 31, 2024, 2023 and 2022 (dollars in millions):

	Years ended December 31,
Statement of Cash Flows Data	2024	2023	2022
Cash flows provided by operating activities	$801	$784	$657
Cash flows used for investing activities	(147)	(129)	(183)
Cash flows used for financing activities	(427)	(332)	(367)

Generally, cash provided by operating activities has been adequate to fund our operations. We have significant liquidity, including $781 million of cash and cash equivalents and $744 million available under the Revolving Credit Facility, net of $6 million in letters of credit, as of December 31, 2024. At this time, we believe cash provided by operating activities, cash and cash equivalents and borrowing capacity under the Revolving Credit Facility will be sufficient to meet our known and anticipated cash requirements for the next twelve months and thereafter.

Cash provided by operating activities

Operating activities for the year ended December 31, 2024 generated $801 million of cash compared to $784 million for the year ended December 31, 2023. The increase was principally driven by higher gross profit, lower cash interest payments and lower cash income taxes, partially offset by higher operating working capital funding requirements, higher cash incentive compensation payments and non-recurring UAW contract signing incentive payments.

Cash used for investing activities

Investing activities for the year ended December 31, 2024 used $147 million of cash compared to $129 million for the year ended December 31, 2023. The increase was principally driven by an $18 million increase in capital expenditures and a $5 million increase in equity method investments, partially offset by $4 million of proceeds from the sale of assets.

Cash used for financing activities

Financing activities for the year ended December 31, 2024 used $427 million of cash compared to $332 million for the year ended December 31, 2023. The increase was principally driven by $97 million of increased payments on our long-term debt, $4 million of debt financing fees associated with the amendment of the Credit Agreement governing our Senior Secured Credit Facility and $4 million of increased dividend payments, partially offset by $9 million of lower stock repurchases under the Repurchase Program and a $4 million increase in proceeds from the exercise of stock options.

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

Revenue Recognition

Revenue recognition contains uncertainties because it requires management to make assumptions and to apply judgment to estimate the amount of sales incentives and provision for government price reductions. Distributor and customer sales incentives, consisting of allowances and other rebates, are estimated at the time of sale based upon history and experience and are recorded as a reduction to net sales. Incentive programs are generally product specific or region specific. Some factors used in estimating the cost of incentives include the number of transmissions that will be affected by the incentive program and the rate of acceptance of any incentive program. If the actual number of affected transmissions differs from this estimate, or if a different mix of incentives is actually paid, the impact on net sales would be recorded in the period that the change was identified. Assuming our current mix of sales incentives, a 10% change in sales incentives would correspondingly change our earnings by approximately $8 million.

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

Goodwill impairment testing for 2024 was performed using the Step 0 analysis by assessing certain qualitative trends and factors. These trends and factors were compared to, and based on, the assumptions used in prior years. After reviewing the various qualitative factors mentioned above, our 2024 annual goodwill impairment test indicated that the fair value for the reporting unit more likely than not exceeded its carrying value, indicating no impairment.

Other intangible assets have both indefinite and finite useful lives. Intangible assets with indefinite useful lives are not amortized but are tested annually for impairment, or more often if events or circumstances change that could cause intangible assets with indefinite useful lives to become impaired. After reviewing the various qualitative factors mentioned above, our annual 2024 indefinite-lived intangible assets impairment tests, as of October 31, 2024, indicated that the fair value of our indefinite-lived intangible assets more likely than not exceeded their respective carrying values, indicating no impairment.

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

Warranty

Provisions for estimated expenses related to product warranties are made at the time products are sold. Warranty claims arise when a transmission fails while in service during the relevant warranty period. The warranty reserve is adjusted in Selling, general and administrative expense based on our current and historical warranty claims paid and associated repair costs. These estimates are established using historical information including the nature, frequency, and average cost of warranty claims and are adjusted as actual information becomes available. From time to time, we may initiate a specific field action program. As a result of the uncertainty surrounding the nature and frequency of specific field action programs, the liability for such programs is recorded when we commit to an action. We review and assess the liability for these programs on a quarterly basis. We also assess our ability to recover certain costs from our suppliers and record a receivable from the supplier when we believe a recovery is realizable. Warranty costs may differ from those estimated if actual claim rates are higher or lower than our historical rates. Further information is provided in "Note 10. Product Warranty Liabilities” of Notes to Consolidated Financial Statements included in Part II, Item 8., of this Annual Report on Form 10-K, which contains a summary of the activity in our warranty liability account for 2024, 2023 and 2022, including adjustments to pre-existing warranties.

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

A change in the discount rate can have a significant impact on determining our benefit obligations. Our current discount rate is determined by matching the plans’ projected cash flows to a yield curve based on long-term, fixed income debt instruments available as of the measurement date of December 31, 2024. The effect of a one percentage point decrease in the assumed discount rate would result in an increase in the December 31, 2024 defined benefit pension plans obligation of approximately $13 million. Similarly, a one percentage point decrease in the assumed discount rate would result in an increase in the December 31, 2024 OPEB obligation of approximately $6 million.

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

Interest Rate Risk

Our principal interest rate exposure relates to outstanding amounts under our Senior Secured Credit Facility. Our Senior Secured Credit Facility provides for variable rate borrowings of up to $1,258 million, including our $514 million Term Loan and $744 million under our Revolving Credit Facility, net of $6 million of letters of credit. As of December 31, 2024, we held interest rate swap contracts that, in the aggregate, effectively hedge $500 million of the variable rate debt associated with the Term Loan at the forward-looking term rate based on the Secured Overnight Financing Rate weighted average fixed rate of 2.81% through September 2025. A one-eighth percent increase or decrease in assumed interest rates for the Senior Secured Credit Facility, if fully drawn as of December 31, 2024, would have an impact of approximately $1 million on interest expense per year. As of December 31, 2024, we had no outstanding borrowings against the Revolving Credit Facility.

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

Commodity Price Risk

We are subject to changes in our cost of sales caused by movements in underlying commodity prices. As of December 31, 2024, approximately 65% of our cost of sales consisted of purchased components. A substantial portion of the purchased parts are made of aluminum and steel. The cost of aluminum parts includes an adjustment factor on future purchases for fluctuations in aluminum prices based on accepted industry indices. In addition, a substantial amount of steel-based contracts also includes an index-based component. As our costs change, we are able to pass through a portion of the changes in commodity prices to certain of our customers according to our LTAs. We historically have not entered into long-term purchase contracts related to the purchase of aluminum and steel.

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

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Allison Transmission Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Allison Transmission Holdings, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Product Warranty Liabilities

As described in Notes 2 and 10 to the consolidated financial statements, the Company’s consolidated product warranty liability balance was $67 million as of December 31, 2024. Management makes provisions for the estimated product warranty liabilities at the time the products are sold. These estimates are established using historical information including the nature, frequency, and average cost of warranty claims and are adjusted as actual information becomes available.

The principal considerations for our determination that performing procedures relating to the product warranty liabilities is a critical audit matter are (i) the significant judgement by management when determining the product warranty liability estimate; (ii) the high degree of auditor judgement, subjectivity, and effort in performing procedures and evaluating audit evidence relating to the significant assumptions related to the frequency and average cost of warranty claims; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s process for developing the estimate, significant assumptions, and inputs used to estimate product warranty liabilities. These procedures also included, among others, (i) testing the completeness and accuracy of historical warranty claims data used in the estimate and (ii) professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of the frequency and average cost of warranty claims and assumptions.

/s/ PricewaterhouseCoopers LLP

Indianapolis, Indiana

February 13, 2025

We have served as the Company’s auditor since 2008.

Allison Transmission Holdings, Inc.

Consolidated Balance Sheets

(dollars in millions, except share data)

	December 31, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$781	$555
Accounts receivable - net of allowance for doubtful accounts of $1 and $4, respectively	360	356
Inventories	315	276
Other current assets	82	63
Total Current Assets	1,538	1,250
Marketable securities	11	20
Property, plant and equipment, net	803	774
Intangible assets, net	822	833
Goodwill	2,075	2,076
Other non-current assets	87	72
TOTAL ASSETS	$5,336	$5,025
LIABILITIES
Current Liabilities
Accounts payable	$212	$210
Product warranty liability	31	32
Current portion of long-term debt	5	6
Deferred revenue	41	41
Other current liabilities	217	212
Total Current Liabilities	506	501
Product warranty liability	36	27
Deferred revenue	95	89
Long-term debt	2,395	2,497
Deferred income taxes	501	519
Other non-current liabilities	152	159
TOTAL LIABILITIES	3,685	3,792
Commitments and Contingencies (see Note 18)
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 1,880,000,000 shares authorized, 85,776,801 shares issued and outstanding and 87,648,046 shares issued and outstanding, respectively	1	1
Non-voting common stock, $0.01 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Paid in capital	1,940	1,891
Accumulated deficit	(239)	(628)
Accumulated other comprehensive loss, net of tax	(51)	(31)
TOTAL STOCKHOLDERS’ EQUITY	1,651	1,233
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$5,336	$5,025

The accompanying notes are an integral part of the consolidated financial statements.

Allison Transmission Holdings, Inc.

Consolidated Statements of Comprehensive Income

(dollars in millions, except per share data)

	Years ended December 31,
	2024	2023	2022
Net sales	$3,225	$3,035	$2,769
Cost of sales	1,696	1,565	1,472
Gross profit	1,529	1,470	1,297
Selling, general and administrative	337	357	328
Engineering — research and development	200	194	185
Operating income	992	919	784
Interest expense, net	(89)	(107)	(118)
Other (expense) income, net	(6)	15	(21)
Income before income taxes	897	827	645
Income tax expense	(166)	(154)	(114)
Net income	$731	$673	$531
Basic earnings per share attributable to common stockholders	$8.40	$7.48	$5.53
Diluted earnings per share attributable to common stockholders	$8.31	$7.40	$5.53
Other comprehensive (loss) income, net of tax:
Foreign currency translation	(13)	2	(10)
Interest rate swaps	(6)	(4)	39
Pension and OPEB liability adjustment	(1)	(7)	22
Total other comprehensive (loss) income, net of tax	(20)	(9)	51
Comprehensive income, net of tax	$711	$664	$582

The accompanying notes are an integral part of the consolidated financial statements.

Allison Transmission Holdings, Inc.

Consolidated Statements of Cash Flows

(dollars in millions)

	Years ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$731	$673	$531
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	111	109	109
Stock-based compensation	26	22	18
Deferred income taxes	(17)	(17)	(4)
Amortization of intangible assets	10	45	46
Unrealized loss on marketable securities	9	1	22
Pension plan settlement loss	4	—	—
Amortization of deferred financing costs	3	4	4
Technology-related investments loss (gain)	2	(3)	(6)
Unrealized loss on foreign exchange	1	—	6
Other	(2)	1	2
Changes in assets and liabilities:
Accounts receivable	(8)	7	(70)
Inventories	(44)	(52)	(25)
Accounts payable	1	21	15
Other assets and liabilities	(26)	(27)	9
Net cash provided by operating activities	801	784	657
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of long-lived assets	(143)	(125)	(167)
Investment in equity method investee	(6)	(1)	(1)
Proceeds from sale of assets	4	—	2
Investment in equities without a readily determinable fair value	(2)	(5)	—
Proceeds from technology-related investments	—	2	6
Business acquisitions	—	—	(23)
Net cash used for investing activities	(147)	(129)	(183)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(254)	(263)	(278)
Payments on long-term debt	(104)	(7)	(7)
Dividend payments	(87)	(83)	(80)
Proceeds from exercise of stock options	32	28	2
Taxes paid related to net share settlement of equity awards	(10)	(7)	(4)
Debt financing fees	(4)	—	—
Repayments on revolving credit facility	—	—	(95)
Borrowings on revolving credit facility	—	—	95
Net cash used for financing activities	(427)	(332)	(367)
Effect of exchange rate changes on cash	(1)	—	(2)
Net increase in cash and cash equivalents	226	323	105
Cash and cash equivalents at beginning of period	555	232	127
Cash and cash equivalents at end of period	$781	$555	$232
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$(190)	$(194)	$(102)
Interest paid	$(124)	$(131)	$(117)
Interest received from interest rate swaps	$12	$12	$1
Non-cash investing activities:
Capital expenditures in liabilities	$9	$4	$11

The accompanying notes are an integral part of the consolidated financial statements.

Allison Transmission Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

(dollars in millions)

	Common Stock	Non- voting Common Stock	Preferred Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, net of tax	Stockholders’ Equity
Balance at December 31, 2021	$1	$—	$—	$1,832	$(1,126)	$(73)	$634
Stock-based compensation	—	—	—	18	—	—	18
Pension and OPEB liability adjustment	—	—	—	—	—	22	22
Foreign currency translation adjustment	—	—	—	—	—	(10)	(10)
Interest rate swaps	—	—	—	—	—	39	39
Issuance of common stock	—	—	—	(2)	—	—	(2)
Repurchase of common stock	—	—	—	—	(278)	—	(278)
Dividends on common stock ($0.84 per share)	—	—	—	—	(80)	—	(80)
Net income	—	—	—	—	531	—	531
Balance at December 31, 2022	$1	$—	$—	$1,848	$(953)	$(22)	$874
Stock-based compensation	—	—	—	22	—	—	22
Pension and OPEB liability adjustment	—	—	—	—	—	(7)	(7)
Foreign currency translation adjustment	—	—	—	—	—	2	2
Interest rate swaps	—	—	—	—	—	(4)	(4)
Issuance of common stock	—	—	—	21	—	—	21
Repurchase of common stock	—	—	—	—	(265)	—	(265)
Dividends on common stock ($0.92 per share)	—	—	—	—	(83)	—	(83)
Net income	—	—	—	—	673	—	673
Balance at December 31, 2023	$1	$—	$—	$1,891	$(628)	$(31)	$1,233
Stock-based compensation	—	—	—	26	—	—	26
Pension and OPEB liability adjustment	—	—	—	—	—	(1)	(1)
Foreign currency translation adjustment	—	—	—	—	—	(13)	(13)
Interest rate swaps	—	—	—	—	—	(6)	(6)
Issuance of common stock	—	—	—	23	—	—	23
Repurchase of common stock	—	—	—	—	(255)	—	(255)
Dividends on common stock ($1.00 per share)	—	—	—	—	(87)	—	(87)
Net income	—	—	—	—	731	—	731
Balance at December 31, 2024	$1	$—	$—	$1,940	$(239)	$(51)	$1,651

The accompanying notes are an integral part of the consolidated financial statements.

Allison Transmission Holdings, Inc.

Notes to Consolidated Financial Statements

NOTE 1. OVERVIEW

Overview

Allison Transmission Holdings, Inc. and its subsidiaries (“Allison” or the “Company”) is a leading designer and manufacturer of propulsion solutions for commercial and defense vehicles and the largest global manufacturer of medium- and heavy-duty fully automatic transmissions. The business was founded in 1915 and has been headquartered in Indianapolis, Indiana since inception. Allison trades on the New York Stock Exchange under the symbol, “ALSN”.

The Company has a global presence by serving customers in North America, Asia, Europe, South America, and Africa, with approximately 77% of its revenues being generated in North America in 2024. The Company serves customers through an independent network of approximately 1,600 independent distributor and dealer locations worldwide.

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

Investments

Investments in equity securities where the Company is able to exercise significant influence, but not control, are accounted for under the equity method. Significant influence is typically considered to exist when the Company's ownership interest in the investee is between 20% and 50%, although other factors, such as representation on the investee's board of directors and the impact of commercial arrangements, also are considered. Investments in limited partnerships and limited liability companies are also accounted for using the equity method if the Company's investment is more than minor or if the Company is the general partner. Under the equity method of accounting, the investment is initially recorded at cost and subsequently adjusted by the Company's proportionate share of the entity's net income, with adjustments recognized in Other (expense) income, net.

Investments in equity securities with a readily determinable fair value, not accounted for under the equity method, are recorded at fair value with unrealized gains and losses included in Other (expense) income, net. For equity securities without a readily determinable fair value, the investments are recorded utilizing the measurement alternative at cost, less any impairment, plus or minus adjustments related to observable transactions for the same or similar securities, with gains and losses included in Other (expense) income, net. See "Note 7. Fair Value of Financial Instruments" for more details on the Company's investments in equity securities.

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

Goodwill impairment testing for 2024 was performed using the Step 0 analysis by assessing certain qualitative trends and factors. These trends and factors were compared to, and based on, the assumptions used in prior years. After reviewing the various qualitative factors mentioned above, the Company's 2024 annual goodwill impairment test indicated that the fair value for the reporting unit more likely than not exceeded its carrying value, indicating no impairment.

Other intangible assets have both indefinite and finite useful lives. Intangible assets with indefinite useful lives are not amortized but are tested annually for impairment, or more often if events or circumstances change that could cause intangible assets with indefinite useful lives to become impaired. After reviewing the various qualitative factors mentioned above, the Company's annual 2024 indefinite-lived intangible assets impairment tests, as of October 31, 2024, indicated that the fair value of its indefinite-lived intangible assets more likely than not exceeded their respective carrying value, indicating no impairment.

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

Deferred Financing Costs

The deferred financing costs related to line-of-credit arrangements are presented as a component of other non-current assets. The deferred financing costs related to other types of debt instruments such as notes and loans are presented as a component of long-term debt. Deferred financing costs continue to be amortized over the life of the related debt using the effective interest method. Amortization of deferred financing costs is recorded as part of interest expense and totaled $3 million for the year ended December 31, 2024 and $4 million for each of the years ended December 31, 2023 and 2022.

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

Sales under U.S. government production contracts are recognized at the point in time when control passes to the customer, or when the U.S. government accepts the transmission and is able to direct its use in certain bill-and-hold arrangements. Deferred revenue arises from cash received in advance of the culmination of the earnings process and is recognized as revenue in future periods when the applicable revenue recognition criteria have been met. Under the terms of certain previous U.S. government contracts, there were certain price reduction clauses and provisions for potential price reductions which were estimated at the time of sale based upon the Company’s history and experience and were recorded as a reduction to Net sales. Potential reductions may be attributed to a change in projected sales volumes or plant efficiencies which impact overall costs. The Company had $54 million recorded in the price reduction reserve account as of both December 31, 2024 and 2023.

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

The Company contracts with various third parties to provide engineering services. These services are recorded as Net sales in accordance with the terms of the contract. The saleable engineering services recorded were $10 million, $26 million and $21 million for the years ended December 31, 2024, 2023 and 2022, respectively. The associated costs are recorded in Cost of sales.

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

Stock-Based Compensation

In February 2024, the Company’s Board of Directors adopted, and in May 2024, the Company’s stockholders approved, the Allison Transmission Holdings, Inc. 2024 Equity Incentive Award Plan (“2024 Plan”), which became effective on May 8, 2024. The 2024 Plan was an amendment and restatement of the Allison Transmission Holdings, Inc. 2015 Equity Incentive Award Plan (the “Prior Plan”). Under the 2024 Plan, certain employees (including executive officers), consultants and directors are eligible to receive equity-based compensation, including non-qualified stock options, incentive stock options, restricted stock, dividend equivalents, stock payments, restricted stock units (“RSUs”), performance awards, stock appreciation rights and other equity-based awards, or any combination thereof. The 2024 Plan limits the aggregate number of shares of common stock available for issue to 3,850,000 and will expire on, and no option or other equity award may be granted pursuant to the 2024 Plan after, the tenth anniversary of the date the 2024 Plan was approved by the Board of Directors.

Prior to the adoption of the 2024 Plan, the Company’s equity-based awards were granted under the Prior Plan. As of the effective date of the 2024 Plan, no new awards will be granted under the Prior Plan, but the Prior Plan will continue to govern the equity awards issued under the Prior Plan.

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

RSUs were granted to certain employees and directors at fair market value on the date of grant. The restrictions lapse upon continued performance by the RSU holder on the vest date which generally occurs over one, two or three years. RSU incentive compensation expense recorded was $13 million, $11 million and $9 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Performance-based awards, including performance units, were granted to certain employees at fair value at the date of grant. The Company records the fair value of each performance-based award based on a Monte-Carlo pricing model. Performance-based award incentive compensation expense recorded was $6 million for the year ended of December 31, 2024 and $5 for each of the years ended December 31, 2023 and 2022.

Stock options were granted to certain employees at fair value on the date of grant using a Black-Scholes option pricing model. Stock option incentive compensation expense recorded was $7 million, $6 million and $4 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued authoritative accounting guidance expanding public entities’ reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses that are regularly reviewed by the Chief Operating Decision Maker ("CODM") and included within each reported measure of segment profit or loss. The Company adopted this guidance during the year ended December 31, 2024. The adoption of this guidance did not have an impact on the Company's consolidated financial statements but resulted in additional disclosures. See "Note 23. Segment Information" for further details.

Recently Issued Accounting Pronouncements

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

In November 2024, the FASB issued authoritative accounting guidance to require additional disaggregation of certain expense and cost line items presented in the financial statements and in the notes to the financial statements. The guidance will become effective for the Company beginning with the fiscal year ended December 31, 2027 and the subsequent interim periods. Early adoption is permitted. Upon adoption, the guidance may be applied prospectively or retrospectively. Management is currently evaluating the impact of this guidance on the Company's consolidated financial statements.

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

The Company may also use volume-based discounts and rebates as marketing incentives in the sales of both vehicle propulsion solutions and service parts, which are accounted for as variable consideration. The Company records the impact of the incentives as a reduction to revenue when it is determined that the adjustment is not likely to reverse. The Company estimates the impact of all other incentives based on the related sales and market conditions in the end market vocation. The Company recorded no material adjustments based on variable consideration during any of the years ended December 31, 2024, 2023 and 2022.

Net sales are made on credit terms, generally 30 days, based on an assessment of the customer’s creditworthiness. For certain goods or services, the Company receives consideration prior to satisfying the related performance obligation. Such consideration is recorded as a contract liability in current and non-current deferred revenue as of December 31, 2024 and December 31, 2023. See "Note 11. Deferred Revenue” for more information including the amount of revenue earned during the year ended December 31, 2024 that had been previously deferred. The Company had no material contract assets as of either December 31, 2024 or 2023.

The Company has one operating segment and reportable segment. The Company is in one line of business, which is the design, manufacture and distribution of vehicle propulsion solutions. The following presents disaggregated revenue by categories that best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors (dollars in millions):

	Year ended December 31, 2024	Year ended December 31, 2023	Year ended December 31, 2022
North America On-Highway	$1,752	$1,529	$1,359
North America Off-Highway	8	63	86
Defense	212	166	146
Outside North America On-Highway	493	477	463
Outside North America Off-Highway	97	104	127
Service Parts, Support Equipment and Other	663	696	588
Total Net Sales	$3,225	$3,035	$2,769

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

Outside North America On-Highway

Revenue from the Outside North America On-Highway end market is driven by the sale of propulsion solutions to OEMs and distributors that produce vehicles for commercial users in medium- and heavy-duty applications and wheeled defense platforms. Revenue is recognized at the point in time when control passes to the customer, which is based on shipping terms when the order is fulfilled by the Company.

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

NOTE 4. INVENTORIES

Inventories consisted of the following components (dollars in millions):

	December 31, 2024	December 31, 2023
Purchased parts and raw materials	$162	$152
Work in progress	17	17
Finished goods	79	53
Service parts	57	54
Total inventories	$315	$276

Inventory components shipped to third parties, primarily cores, parts to re-manufacturers, and parts to contract manufacturers, which the Company has an obligation to buy back, are included in purchased parts and raw materials, with an offsetting liability in Other current liabilities. See "Note 14. Other Current Liabilities” for more information.

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

The cost and accumulated depreciation of property, plant and equipment are as follows (dollars in millions):

	December 31, 2024	December 31, 2023
Machinery and equipment	$1,003	$937
Buildings and building improvements	537	528
Special tooling	239	259
Software	200	195
Construction in progress	73	68
Land and land improvements	28	29
Total property, plant and equipment	2,080	2,016
Accumulated depreciation	(1,277)	(1,242)
Property, plant and equipment, net	$803	$774

Depreciation of property, plant and equipment was $111 million, $109 million and $109 million for the years ended December 31, 2024, 2023 and 2022, respectively.

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS

As of December 31, 2024 and 2023, the carrying amount of the Company’s Goodwill was $2,075 million and $2,076 million, respectively.

The following presents a summary of other intangible assets (dollars in millions):

	December 31, 2024			December 31, 2023
	Intangible assets, gross	Accumulated amortization	Intangible assets, net	Intangible assets, gross	Accumulated amortization	Intangible assets, net
Other intangible assets:
Trade name	$791	$—	$791	$791	$—	$791
In-process research and development	—	—	—	25	—	25
Customer relationships – commercial	839	(837)	2	839	(833)	6
Proprietary technology	507	(481)	26	484	(479)	5
Customer relationships – defense	62	(59)	3	62	(56)	6
Non-compete agreement	1	(1)	—	1	(1)	—
Total	$2,200	$(1,378)	$822	$2,202	$(1,369)	$833

In the second quarter of 2024, the Company reclassified $23 million of in-process research and development ("IPR&D") to Proprietary technology. The IPR&D was reclassified upon the completion of the Company's project to develop commercially viable eGen Power products.

Amortization of intangible assets was $10 million, $45 million and $46 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The Company’s 2024 annual goodwill impairment test indicated that the fair value of the reporting unit more likely than not exceeded its carrying value, indicating no impairment. The Company's 2024 annual indefinite-lived intangible assets impairment test indicated that the fair value of the Company’s indefinite-lived intangible assets more likely than not exceeded their carrying value, indicating no impairment.

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

Level 3 — Certain inputs are unobservable or have little or no market data available. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At each balance sheet date, the Company performs an analysis of all instruments subject to authoritative accounting guidance and includes, in Level 3, all of those whose fair value is based on significant unobservable inputs. As of December 31, 2024 and 2023, the Company did not have any Level 3 financial assets or liabilities.

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

The following table summarizes the fair value of the Company’s financial assets and (liabilities) as of December 31, 2024 and 2023 (dollars in millions):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		TOTAL
	2024	2023	2024	2023	2024	2023
Cash equivalents	$664	$421	$—	$—	$664	$421
Marketable securities	11	20	—	—	11	20
Rabbi trust assets	20	18	—	—	20	18
Deferred compensation obligation	(20)	(18)	—	—	(20)	(18)
Derivative assets	—	—	5	12	5	12
Total	$675	$441	$5	$12	$680	$453

The Company holds equity securities in unconsolidated entities without a readily determinable fair value. Each of these investments represents a less than 20% ownership interest in the respective privately-held entity, and the Company does not maintain significant influence over or control of any of the entities. The Company has elected the measurement alternative and measures the investments at cost, less any impairment, plus or minus adjustments related to observable price changes in orderly transactions for identical or similar investments of the same issuer. These equity investments are recorded in Other non-current assets in the Consolidated Balance Sheets, with changes in the value recorded in Other (expense) income, net in the Consolidated Statements of Comprehensive Income. During the year ended December 31, 2024, no impairment charges or adjustments resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer occurred for any of these investments. As of December 31, 2024 and 2023, the Company held equity securities without a readily determinable fair value of $7 million and $5 million, respectively.

NOTE 8. DEBT

Long-term debt and maturities are as follows (dollars in millions):

	December 31, 2024	December 31, 2023
Long-term debt:
Senior Secured Credit Facility Term Loan, variable, due 2026	$—	$618
Senior Notes, fixed 4.75%, due 2027	400	400
Senior Notes, fixed 5.875%, due 2029	500	500
Senior Notes, fixed 3.75%, due 2031	1,000	1,000
Senior Secured Credit Facility Term Loan, variable, due 2031	514	—
Total long-term debt	$2,414	$2,518
Less: current maturities of long-term debt	5	6
deferred financing costs, net (see Note 2)	14	15
Total long-term debt, net	$2,395	$2,497

Principal payments required on long-term debt during the next five years are as follows (dollars in millions):

	2025	2026	2027	2028	2029
Payments	$5	$5	$405	$5	$505

As of December 31, 2024, the Company had $2,414 million of indebtedness associated with Allison Transmission, Inc.’s (“ATI”), the Company’s wholly-owned subsidiary, 4.75% Senior Notes due October 2027 (“4.75% Senior Notes”), ATI’s 5.875% Senior Notes due June 2029 (“5.875% Senior Notes”), ATI’s 3.75% Senior Notes due January 2031 (“3.75% Senior Notes” and, together with the 4.75% Senior Notes and 5.875% Senior Notes, the “Senior Notes”) and the Second Amended and Restated Credit Agreement dated as of March 29, 2019, as amended (the “Credit Agreement”), governing ATI’s term loan facility in the amount of $514 million due March 2031 (“Term Loan”) and ATI’s revolving credit facility with commitments in the amount of $750 million due March 2029 (“Revolving Credit Facility” and, together with the Term Loan, the “Senior Secured Credit Facility”).

The fair value of the Company’s long-term debt obligations as of December 31, 2024 was $2,286 million. The fair value is based on quoted Level 2 market prices of the Company’s debt as of December 31, 2024. The difference between the fair value and carrying value of the long-term debt is driven primarily by trends in the financial markets.

Senior Secured Credit Facility

In March 2024, the Company and ATI entered into Amendment No. 4 ("Amendment") to the Credit Agreement, after giving effect to a $101 million principal prepayment, to remove the 0.10% credit spread adjustment to the SOFR benchmark for all available interest periods and increase the commitments under the existing Revolving Credit Facility by $100 million. The Amendment also extended the maturity date of the existing Term Loan from 2026 to 2031 and extended the existing Revolving Credit Facility termination date from 2025 to 2029. With the exception of the items noted above, the terms of the extended Term Loan and Revolving Credit Facility are materially the same as they were prior to the Amendment. The Amendment was treated as a modification to the Senior Secured Credit Facility under GAAP. The Company recorded $4 million as new deferred financing fees in the Consolidated Balance Sheet as of December 31, 2024 and expensed $1 million of prior deferred financing fees in the Consolidated Statement of Comprehensive Income for the year ended December 31, 2024.

The borrowings under the Senior Secured Credit Facility are collateralized by a lien on substantially all assets of the Company, ATI and certain existing and future U.S. subsidiary guarantors, as provided in the Credit Agreement. Interest on the Term Loan, as of December 31, 2024, is either (a) 1.75% over a SOFR rate on deposits in U.S. dollars for one-, three- or six-month periods (or a twelve-month period if, at the time of the borrowing, consented to by all relevant lenders and the administrative agent) ("Term SOFR"), or (b) 0.75% over the greater of the prime lending rate as quoted by the administrative agent, the Term SOFR rate for an interest period of one month plus 1.00% and the federal funds effective rate published by the Federal Reserve Bank of New York plus 0.50%, subject to a 1.00% floor (the "Base Rate"). As of December 31, 2024, the Company elected to pay the lowest all-in rate of Term SOFR plus the applicable margin, or 6.19%, on the Term Loan. The Credit Agreement requires minimum quarterly principal payments on the Term Loan, as well as prepayments from certain net cash proceeds of non-ordinary course asset sales and casualty and condemnation events, the incurrence of certain debt and from a percentage of excess cash flow, if applicable. The minimum required quarterly principal payment on the Term Loan through its maturity date of March 2031 is $1 million. As of December 31, 2024, there had been no payments required for certain net cash proceeds of non-ordinary course asset sales and casualty and condemnation events. The remaining principal balance is due upon maturity.

The Senior Secured Credit Facility also provides a Revolving Credit Facility, net of an allowance for up to $75 million in outstanding letters of credit commitments. Throughout the year ended December 31, 2024, the Company made no withdrawals on the Revolving Credit Facility. As of December 31, 2024, the Company had $744 million available under the Revolving Credit Facility, net of $6 million in letters of credit. Borrowings under the Revolving Credit Facility bear interest at a variable base rate plus an applicable margin based on the Company’s first lien net leverage ratio. When the Company’s first lien net leverage ratio is above 4.00x, interest on the Revolving Credit Facility is (a) 0.75% over the Base Rate or (b) 1.75% over the Term SOFR rate; when the Company’s first lien net leverage ratio is equal to or less than 4.00x and above 3.50x, interest on the Revolving Credit Facility is (i) 0.50% over the Base Rate or (ii) 1.50% over the Term SOFR rate; and when the Company’s first lien net leverage ratio is equal to or below 3.50x, interest on the Revolving Credit Facility is (y) 0.25% over the Base Rate or (z) 1.25% over the Term SOFR rate. As of December 31, 2024, the applicable margin for the Revolving Credit Facility was 1.25%. In addition, there is an annual commitment fee, based on the Company’s first lien net leverage ratio, on the average unused revolving credit borrowings available under the Revolving Credit Facility. As of December 31, 2024, the commitment fee was 0.25%. Borrowings under the Revolving Credit Facility are payable at the option of the Company throughout the term of the Revolving Credit Facility with the balance due in March 2029.

The Senior Secured Credit Facility requires the Company to maintain a specified maximum first lien net leverage ratio of 5.50x when revolving loan commitments remain outstanding on the Revolving Credit Facility at the end of a fiscal quarter. As of December 31, 2024, the Company had no amounts outstanding under the Revolving Credit Facility; however, the Company would have been in compliance with the maximum first lien net leverage ratio, achieving a (0.23x) ratio. Additionally, within the terms of the Senior Secured Credit Facility, a first lien net leverage ratio at or below 4.00x results in the elimination of excess cash flow payments on the Senior Secured Credit Facility for the applicable year.

In addition, the Credit Agreement, among other things, includes customary restrictions (subject to certain exceptions) on the Company’s ability to incur certain indebtedness, grant certain liens, make certain investments, engage in acquisitions, consolidations and mergers, declare or pay certain dividends or repurchase shares of the Company’s common stock. As of December 31, 2024, the Company was in compliance with all covenants under the Credit Agreement.

Senior Notes

Each series of the Senior Notes is unsecured and is guaranteed by each of ATI’s domestic subsidiaries that is a borrower under or guarantees the Senior Secured Credit Facility and is unconditionally guaranteed, jointly and severally, by any of ATI’s future domestic subsidiaries that are borrowers under or guarantee the Senior Secured Credit Facility. None of ATI’s domestic subsidiaries currently guarantee its obligations under the Senior Secured Credit Facility, and therefore none of ATI’s domestic subsidiaries currently guarantee any series of the Senior Notes. The indentures governing the Senior Notes contain negative covenants restricting or limiting the Company’s ability to, among other things: incur or guarantee additional indebtedness, incur liens, pay dividends on, redeem or repurchase the Company’s capital stock, make certain investments, permit payment or dividend restrictions on certain of the Company’s subsidiaries, sell assets, engage in certain transactions with affiliates, and consolidate or merge or sell all or substantially all of the Company’s assets. As of December 31, 2024, the Company was in compliance with all covenants under the indentures governing the Senior Notes.

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

As of December 31, 2024, the Company held interest rate swap contracts that, in the aggregate, effectively hedge $500 million of the variable rate debt associated with the Term Loan at the Term SOFR weighted average fixed rate of 2.81% through September 2025.

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

The following tabular disclosures further describe the Company’s interest rate derivatives qualifying and designated for hedge accounting and their impact on the financial condition of the Company (dollars in millions):

		Fair Value
	Balance Sheet Location	December 31, 2024	December 31, 2023
Derivative Assets:
Interest rate swaps	Other current assets	$5	$7
	Other non-current assets	—	5
Total derivative assets		$5	$12

The balance of net derivative gains recorded in AOCL as of December 31, 2024 and 2023 was $5 million and $12 million, respectively. As of December 31, 2024, all derivative gains recorded in AOCL are expected to be reclassified to earnings within the next twelve months. See "Note 17. Accumulated Other Comprehensive Loss” for information regarding activity recorded as a component of AOCL during the year ended December 31, 2024.

NOTE 10. PRODUCT WARRANTY LIABILITIES

As of December 31, 2024, the current and non-current product warranty liabilities were $31 million and $36 million, respectively. As of December 31, 2023, the current and non-current product warranty liabilities were $32 million and $27 million, respectively. Product warranty liability activities consisted of the following (dollars in millions):

	Year ended December 31, 2024	Year ended December 31, 2023	Year ended December 31, 2022
Beginning balance	$59	$57	$53
Payments	(41)	(41)	(31)
Increase in liability (warranty issued during period)	33	28	17
Net adjustments to liability	16	15	18
Ending balance	$67	$59	$57

The adjustments to the total liability in 2024, 2023 and 2022 were the result of general changes in estimates for various products and specific field action programs as additional claims data and field information became available.

NOTE 11. DEFERRED REVENUE

As of December 31, 2024, the current and non-current deferred revenue were $41 million and $95 million, respectively. As of December 31, 2023, the current and non-current deferred revenue were $41 million and $89 million, respectively. Deferred revenue activity consisted of the following (dollars in millions):

	Year ended December 31, 2024	Year ended December 31, 2023	Year ended December 31, 2022
Beginning balance	$130	$131	$136
Increases	51	52	35
Revenue earned	(45)	(53)	(40)
Ending balance	$136	$130	$131

Deferred revenue recorded in current and non-current liabilities related to ETC as of December 31, 2024 was $29 million and $95 million, respectively. Deferred revenue recorded in current and non-current liabilities related to ETC as of December 31, 2023 was $30 million and $85 million, respectively.

NOTE 12. LEASES

Lessee Accounting

Contracts are assessed by the Company to determine if the contract conveys the right to control an identified asset in exchange for consideration during a period of time. The Company classifies all identified leases as either operating or finance leases. As of both December 31, 2024 and 2023, the Company was not a party to any finance leases. Contracts that contain leases are assessed to determine if the consideration in the contract is related to a lease component, non-lease component or other components not related to the lease. Lease components are recorded as right-of-use (“ROU”) assets and lease liabilities while any non-lease component is expensed as incurred. The consideration in the contract related to other components not related to the lease is allocated among the lease component and the non-lease component, as applicable, based on the stand-alone selling price of the lease and non-lease components.

Certain lease contracts may contain an option to extend or terminate the lease. The Company considers the economic impact of extension and termination options by contract. If the Company concludes it is reasonably certain an option will be exercised, that option is included in the lease term and impacts the amount recorded as an ROU asset and lease liability upon inception of the contract.

The Company's lease liability is determined by discounting the future cash flows over the lease period. The Company determines its discount rates utilizing current secured financing rates based on the length of the lease period plus the Company's margin over Term SOFR on the Term Loan. The Company believes this rate effectively represents a borrowing rate the Company could obtain on a debt instrument possessing similar terms as the lease. Lease liabilities are classified between current and non-current liabilities based on the terms of the underlying leases. The weighted average discount rate on operating leases as of December 31, 2024 and 2023 was 4.84% and 4.75%, respectively.

As of December 31, 2024, the Company recorded current and non-current operating lease liabilities of $6 million and $14 million, respectively. As of December 31, 2023, the Company recorded current and non-current operating lease liabilities of $4 million and $14 million, respectively. The following table reconciles future undiscounted cash flows for operating leases to total operating lease liabilities as of December 31, 2024 (dollars in millions):

December 31, 2024
2025	$6
2026	5
2027	3
2028	4
2029	1
Thereafter	3
Total lease payments	$22
Less: Interest	2
Present value of operating lease liabilities	$20

ROU assets are calculated as the related lease liability adjusted for lease incentives, prepayments and the effect of escalating lease payments on period expense. The below table depicts the ROU assets recorded in Other non-current assets in the Consolidated Balance Sheets and held by the Company based on the following underlying assets (dollars in millions):

	December 31, 2024	December 31, 2023
Buildings	$17	$15
Equipment	1	2
Land	1	1
Vehicles	1	1
Total ROU assets	$20	$19

The weighted average remaining lease term as of December 31, 2024 and December 31, 2023 was 5.1 years and 5.6 years, respectively.

Operating lease expense was $7 million and $6 million for the years ended December 31, 2024 and 2023, respectively, and was recorded within Selling, general and administrative expense and Engineering — research and development on the Company's Consolidated Statements of Comprehensive Income. There was no material short-term operating lease expense for either of the years ended December 31, 2024 or 2023.

During the years ended December 31, 2024 and 2023, the Company recorded $7 million and $6 million, respectively, of new ROU assets obtained in exchange for lease obligations.

NOTE 13. OTHER (EXPENSE) INCOME, NET

Other (expense) income, net consisted of the following (dollars in millions):

	Years ended December 31,
	2024	2023	2022
Post-retirement benefit plan amendment credits	$10	$9	$9
Unrealized loss on marketable securities	(9)	(1)	(22)
Loss on foreign exchange	(6)	(2)	(13)
Rabbi trust assets gain (loss)	3	3	(3)
Technology-related investments (loss) gain	(2)	3	6
Other	(2)	3	2
Total	$(6)	$15	$(21)

NOTE 14. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following (dollars in millions):

	December 31, 2024	December 31, 2023
Payroll and related costs	$90	$89
Sales incentives	42	41
Accrued interest payable	25	24
Vendor buyback obligation	19	18
Taxes payable	14	17
Lease liability	6	4
OPEB liability	4	5
Other accruals	17	14
Total	$217	$212

NOTE 15. EMPLOYEE BENEFIT PLANS

The Company provides defined benefit pension plans, defined contribution plans and/or other postretirement benefit plans to certain employees globally. However, contributions to the Company’s various international benefit plans are not material for the periods presented. The Company’s defined benefit pension plans generally provide benefits of negotiated, stated amounts for each year of service as well as significant supplemental benefits for eligible employees. The Company sponsors defined contribution retirement savings plans for eligible employees, based on employee location and status. The Company’s salaried defined contribution retirement savings plans provide for a Company match of employee contributions up to certain limits based upon eligible base salary. The charge to expense for the Company’s defined contribution retirement savings plans was $23 million, $18 million and $16 million for the years ended December 31, 2024, 2023 and 2022, respectively. The Company is also responsible for OPEB costs (medical, dental, vision, and life insurance) for hourly employees hired prior to May 19, 2008, excluding those employees eligible to retire at the time of the sale of the Company. The plan is unfunded and any future payments will be funded by the Company’s operating cash flows.

Obligations, Funded Status and Recognition in the Consolidated Balance Sheets

The following table provides a reconciliation of the changes in the benefit obligations, funded status and amounts recognized in the Consolidated Balance Sheets for the years ended December 31, 2024 and 2023 (dollars in millions):

	Pension Plans		Post-retirement Benefits
	Year ended December 31, 2024	Year ended December 31, 2023	Year ended December 31, 2024	Year ended December 31, 2023
Benefit Obligations:
Benefit obligation at beginning of year	$169	$161	$64	$73
Service cost	4	4	—	—
Interest cost	7	8	3	4
Plan settlements	(30)	—	—	—
Benefits paid	(9)	(12)	(5)	(5)
Actuarial (gain) loss	(11)	8	(3)	(8)
Benefit obligation at end of year	$130	$169	$59	$64
Fair Value of Plan Assets:
Fair value of plan assets at beginning of year	$164	$158	$—	$—
Actual return on plan assets	2	10	—	—
Employer contributions	5	8	5	5
Plan settlements	(30)	—	—	—
Benefits paid	(9)	(12)	(5)	(5)
Fair value of plan assets at end of year	$132	$164	$—	$—
Net Funded Status	$2	$(5)	$(59)	$(64)
Amounts Recognized in Balance Sheet:
Non-current assets	$4	$1	$—	$—
Current liabilities	—	—	(4)	(4)
Non-current liabilities	(2)	(6)	(55)	(60)
Net amount recognized	$2	$(5)	$(59)	$(64)
Accumulated Other Comprehensive Loss:
Prior service credit	$1	$1	$5	$14
Actuarial loss (gain)	3	(7)	32	33
Total	$4	$(6)	$37	$47

The accumulated benefit obligation for the Company's pension plans as of December 31, 2024 and 2023 was $125 million and $164 million, respectively.

The table below provides the weighted-average actuarial assumptions used to determine the benefit obligations of the Company’s plans.

	Pension Plans		Post-retirement Benefits
	As of December 31,
	2024	2023	2024	2023
Discount rate	5.60%	5.00%	5.60%	5.00%
Rate of compensation increase (salaried)	3.00%	3.00%	N/A	N/A

The discount rate is used to determine the present value of the Company’s benefit obligations. The Company’s discount rate is determined by matching the plans’ projected cash flows to a yield curve based on long-term, fixed income debt instruments available as of the measurement date of December 31, 2024. The Company reviews all actuarial assumptions on an annual basis and in the case of remeasurement.

As of December 31, 2024 and 2023, the projected benefit obligation, the accumulated benefit obligation, and the fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets and for pension plans with an accumulated benefit obligation in excess of plan assets were as follows (dollars in millions):

	Hourly Plan		Salary Plan
	As of December 31,
	2024	2023	2024	2023
Plans with projected benefit obligation in excess of plan assets:
Projected benefit obligation	N/A [1]	N/A [1]	$50	$83
Fair value of plan assets	N/A [1]	N/A [1]	$47	$77
Plans with accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	N/A [1]	N/A [1]	N/A [2]	$79
Fair value of plan assets	N/A [1]	N/A [1]	N/A [2]	$77
(1)
As of December 31, 2024 and 2023, the hourly defined pension plan had plan assets greater than the projected benefit obligation and the accumulated benefit obligation.
(2)
As of December 31, 2024, the salary defined pension plan had plan assets greater than the accumulated benefit obligation.

Net Periodic Benefit Cost

Information about the net periodic benefit cost (credit) and other changes recognized in AOCL for the pension and post-retirement benefit plans is as follows (dollars in millions):

	Pension Plans			Post-retirement Benefits
	Year ended December 31, 2024	Year ended December 31, 2023	Year ended December 31, 2022	Year ended December 31, 2024	Year ended December 31, 2023	Year ended December 31, 2022
Net Periodic Benefit Cost (Credit):
Service cost	$4	$4	$7	$—	$—	$1
Interest cost	7	8	6	3	4	3
Expected return on assets	(7)	(8)	(8)	—	—	—
Settlement loss	4	—	—	—	—	—
Prior service credit	(1)	—	(1)	(10)	(10)	(10)
Recognized actuarial loss (gain)	1	—	1	(3)	(2)	—
Net Periodic Benefit Cost (Credit)	$8	$4	$5	$(10)	$(8)	$(6)
Other changes in other comprehensive (income) loss:
Net (gain) loss	$(4)	$6	$(6)	$(3)	$(8)	$(29)
Amortizations	(5)	—	—	13	12	10
Total recognized – other comprehensive (income) loss	$(9)	$6	$(6)	$10	$4	$(19)

The components of net periodic benefit costs other than the service cost component are included in Other (expense) income, net in the Consolidated Statements of Comprehensive Income.

In June 2024, the Company completed a pension risk transfer to a third-party insurance company of a portion of its salaried defined benefit pension plan's obligations for certain participants and their beneficiaries. The Company agreed to an annuity contract that was purchased using pension plan assets, resulting in the transfer of $30 million of pension plan assets and $30 million of pension plan benefit obligations to the insurance company. As a result of this transaction, in the second quarter of 2024, the Company recognized a non-recurring, non-cash $4 million settlement charge for a pro rata portion of previously unrecognized pension plan actuarial net losses, which was recorded in Other (expense) income, net in the Consolidated Statements of Comprehensive Income.

The table below provides the weighted-average actuarial assumptions used to determine the net periodic benefit cost (credit).

	Pension Plans			Post-retirement Benefits
	Year ended December 31, 2024	Year ended December 31, 2023	Year ended December 31, 2022	Year ended December 31, 2024	Year ended December 31, 2023	Year ended December 31, 2022
Discount rate	5.00%	5.20%	2.70%	5.00%	5.20%	2.80%
Rate of compensation increase (salaried)	3.00%	3.00%	3.00%	N/A	N/A	N/A
Expected return on assets	5.30%	5.30%	3.80%	N/A	N/A	N/A

The overall expected rate of return on plan assets is based upon historical and expected future returns consistent with the expected benefit duration of the plan for each asset group adjusted for investment and administrative fees. Health care cost trends are used to project future post-retirement benefits payable from the

Company’s plans. As of December 31, 2024, future post-retirement health care costs were forecasted assuming an initial annual increase of up to 9.10%, decreasing to an annual increase of up to 4.00% by the year 2048. The Company reviews all actuarial assumptions on an annual basis and in the case of remeasurement.

Pension Plan Assets

The Company’s pension plan assets mostly consist of diversified equity securities and diversified debt securities. The fair values of plan assets for the Company’s pension plans as of December 31, 2024 and 2023 are as follows (dollars in millions):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		TOTAL
	2024	2023	2024	2023	2024	2023
Diversified debt securities	$10	$12	$96	$123	$106	$135
Diversified equity securities	15	18	6	7	21	25
Cash equivalents	5	4	—	—	5	4
Total	$30	$34	$102	$130	$132	$164

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

	Target
Asset Category	Hourly	Salary
Cash equivalents	3%	3%
Diversified equity securities	15	15
Diversified debt securities	82	82
Total	100%	100%

Throughout 2024, the Company’s investment committee has continued to evaluate the investments and take steps toward the established targets.

Expected Contributions and Benefit Payments

Information about expected cash flows for the Company’s pension and post-retirement benefit plans is as follows (dollars in millions):

	Pension Plans	Post-retirement Benefits
Employer Contributions:
2025 expected contributions	$—	$4
Expected Benefit Payments:
2025	9	4
2026	9	5
2027	10	4
2028	9	4
2029	10	4
2029-2033	53	23

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

Non-qualified Deferred Compensation Plan

The Company maintains a non-qualified deferred compensation plan (“Deferred Compensation Plan”) for a select group of management. Under the terms of the plan, the Company has utilized a rabbi trust to accumulate assets to fund its promise to pay benefits under the Deferred Compensation Plan. The rabbi trust is an irrevocable trust, which restricts any use of funds (operational or otherwise) by the Company other than to pay benefits under the Deferred Compensation Plan, and prevents immediate taxation of contributed amounts. Funds are accumulated through both employee deferrals and a Company match. Funds can be invested by the employee into a diversified group of investment options, which have been selected by the Company’s investment committee, that are all categorized as Level 1 in the fair value hierarchy. The Company match resulted in $1 million of expense recorded to the Consolidated Statements of Comprehensive Income for each of the years ended December 31, 2024 and 2023. There was no charge to the Consolidated Statements of Comprehensive Income for the year ended December 31, 2022. The fair value of the rabbi trust plan assets and deferred compensation obligation was $20 million and $18 million as of December 31, 2024 and 2023, respectively.

NOTE 16. INCOME TAXES

Income before income taxes included the following (dollars in millions):

	Years ended December 31,
	2024	2023	2022
U.S. income	$878	$776	$621
Foreign income	19	51	24
Total	$897	$827	$645

The provision for income tax expense was estimated as follows (dollars in millions):

	Years ended December 31,
	2024	2023	2022
Current income taxes:
U.S. federal	$161	$144	$98
U.S. state and local	13	16	11
Foreign	9	11	9
Total Current	183	171	118
Deferred income tax (benefit) expense, net:
U.S. federal	(13)	(15)	5
U.S. state and local	(3)	2	(3)
Foreign	(1)	(4)	(6)
Total Deferred	(17)	(17)	(4)
Total income tax expense	$166	$154	$114

A reconciliation of the provision for income tax expense compared with the amounts at the U.S. federal statutory rate is as follows (dollars in millions):

	Years ended December 31,
	2024	2023	2022
Tax at U.S. statutory income tax rate	$189	$174	$136
Foreign derived intangible income deduction	(29)	(25)	(13)
Tax credits	(14)	(15)	(9)
State tax expense (excluding tax rate changes)	11	13	12
Nontaxable or nondeductible items	8	12	15
Effect of tax rate changes	(3)	(4)	(15)
Valuation allowance	—	2	(6)
Other	4	(3)	(6)
Total income tax expense	$166	$154	$114

The effective tax rate for each of the years ended December 31, 2024 and 2023 was 19%.

Deferred income tax assets and liabilities as of December 31, 2024 and 2023 reflect the effect of temporary differences between amounts of assets, liabilities and equity for financial reporting purposes and the bases of such assets, liabilities and equity as measured by tax laws, as well as tax loss and tax credit carry forwards. Net deferred tax assets and liabilities are classified as non-current in the Consolidated Balance Sheets. As described above, the deferred tax assets and liabilities are measured based on the enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid.

The Company has not recognized any deferred tax liabilities associated with earnings in foreign subsidiaries, except for its subsidiary located in China, as they are intended to be permanently reinvested and used to support foreign operations or have no associated tax requirements. As of December 31, 2024, the Company has recorded a deferred tax liability of $3 million for the tax liability associated with the remittance of previously taxed income and unremitted earnings for its subsidiary located in China.

Temporary differences and carryforwards that gave rise to deferred tax assets and liabilities included the following (dollars in millions):

	December 31, 2024	December 31, 2023
Deferred tax assets:
Capitalized research	$55	$43
Other accrued liabilities	34	35
Deferred revenue	30	28
Warranty accrual	12	14
Stock-based compensation	9	8
Tax credits	8	8
Inventories	8	7
Sales incentives	7	7
Other	18	16
Total deferred tax assets	181	166
Valuation allowances	(9)	(9)
Deferred tax liabilities:
Goodwill	(414)	(414)
Trade name	(176)	(178)
Property, plant and equipment	(61)	(61)
Post-retirement	(8)	(6)
Intangibles	(1)	(3)
Other	(3)	(5)
Total deferred tax liabilities	(663)	(667)
Net deferred tax liability	$(491)	$(510)

Management has determined, based on an evaluation of available objective and subjective evidence, that it is more likely than not that certain federal and state deferred tax assets will not be realized; therefore, these deferred tax assets are offset with a valuation allowance of $9 million as of both December 31, 2024 and 2023.

The 2017 U.S. Tax Cuts and Jobs Act requires taxpayers to capitalize and amortize specified research and development expenditures over a period of five years for domestic or 15 years for foreign research, beginning with the tax years ending after December 31, 2021. As a result, the Company recognized a deferred tax asset of $55 million as of December 31, 2024.

All of the Company's tax returns, once filed, will remain subject to examination by the various taxing authorities for the duration of the applicable statute of limitations (generally three years from the earlier of the date of filing or the due date of the return).

NOTE 17. ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in components of AOCL consisted of the following (dollars in millions):

	Pension and OPEB liability adjustments	Interest rate swaps	Foreign currency items	Total
AOCL as of December 31, 2021	$(17)	$(24)	$(32)	$(73)
Other comprehensive income (loss) before reclassifications	39	44	(10)	73
Amounts reclassified from AOCL	(10)	6	—	(4)
Income tax expense	(7)	(11)	—	(18)
Net current period other comprehensive income (loss)	$22	$39	$(10)	$51
AOCL as of December 31, 2022	$5	$15	$(42)	$(22)
Other comprehensive income before reclassifications	3	7	2	12
Amounts reclassified from AOCL	(12)	(12)	—	(24)
Income tax benefit	2	1	—	3
Net current period other comprehensive (loss) income	$(7)	$(4)	$2	$(9)
AOCL as of December 31, 2023	$(2)	$11	$(40)	$(31)
Other comprehensive income (loss) before reclassifications	8	5	(13)	—
Amounts reclassified from AOCL	(9)	(12)	—	(21)
Income tax benefit	—	1	—	1
Net current period other comprehensive loss	$(1)	$(6)	$(13)	$(20)
AOCL as of December 31, 2024	$(3)	$5	$(53)	$(51)

The following table shows the location in the Consolidated Statements of Comprehensive Income affected by reclassifications from AOCL (dollars in millions):

	Amounts reclassified from AOCL
AOCL Components	Year ended December 31, 2024	Year ended December 31, 2023	Year ended December 31, 2022	Affected line item in the Consolidated Statements of Comprehensive Income
Interest rate swaps	$12	$12	$(6)	Interest expense, net
Prior service credit	11	10	11	Other (expense) income, net
Pension plan settlement loss	(4)	—	—	Other (expense) income, net
Recognized actuarial gain (loss)	2	2	(1)	Other (expense) income, net
Total reclassifications, before tax	21	24	4	Income before income taxes
Income tax expense	(5)	(5)	(1)	Income tax expense
Total reclassifications	$16	$19	$3

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

NOTE 19. CONCENTRATION OF RISK

As of December 31, 2024 and 2023, the Company employed approximately 4,000 and 3,700 employees, respectively, with 89% of those employees in the U.S. Approximately 50% and 48% of the Company’s U.S. employees were represented by unions and subject to a collective bargaining agreement as of December 31, 2024 and 2023, respectively. The Company is currently operating under a collective bargaining agreement with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) Local 933 that expires in November 2027.

Three customers accounted for 10% or more of the Company's net sales within the last three years presented.

	Years ended December 31,
% of net sales	2024	2023	2022
Daimler AG	20%	18%	20%
PACCAR Inc.	13%	11%	9%
Traton SE	11%	11%	10%

Two customers accounted for 10% or more of the Company's outstanding accounts receivable within the last two years presented.

% of accounts receivable	December 31, 2024	December 31, 2023
Daimler AG	20%	16%
Traton SE	11%	14%

No supplier accounted for 10% or more of materials purchased during any of the years ended December 31, 2024, 2023 or 2022.

NOTE 20. COMMON STOCK

The Company's Board of Directors has authorized the Company to repurchase up to $4,000 million of its common stock pursuant to a stock repurchase program (the "Repurchase Program"). During 2024, the Company repurchased approximately $254 million of its common stock under the Repurchase Program, leaving $519 million of authorized repurchases remaining under the Repurchase Program as of December 31, 2024. The Repurchase Program has no termination date, and the timing and amount of stock purchases are subject to market conditions and corporate needs. The Repurchase Program may be modified, suspended or discontinued at any time at the Company’s discretion.

NOTE 21. EARNINGS PER SHARE

The following table reconciles the numerators and denominators used to calculate basic EPS and diluted EPS (in millions, except per share data):

	Years ended December 31,
	2024	2023	2022
Net income	$731	$673	$531
Weighted average shares of common stock outstanding	87	90	96
Dilutive effect of stock-based awards	1	1	—
Diluted weighted average shares of common stock outstanding	88	91	96
Basic earnings per share attributable to common stockholders	$8.40	$7.48	$5.53
Diluted earnings per share attributable to common stockholders	$8.31	$7.40	$5.53

The dilutive impact of stock-based compensation is calculated using the treasury stock method. The treasury stock method assumes that the Company uses the proceeds from the exercise of awards to repurchase common stock at the average market price during the period. During each of the years ended December 31, 2024 and 2023, there were no outstanding stock options that were anti-dilutive and excluded from the diluted EPS calculation. During the year ended December 31, 2022, there were 2 million of outstanding stock options that were anti-dilutive and excluded from the diluted EPS calculation. Basic and diluted EPS for the full-year are calculated using the weighted average shares of common stock outstanding during the year while quarterly basic and diluted EPS are calculated using the weighted average shares of common stock outstanding during the quarter; therefore, the sum of each quarter’s EPS may not equal full-year EPS.

NOTE 22. GEOGRAPHIC INFORMATION

The Company had the following net sales by country, based on the location of the customer (dollars in millions):

	Years ended December 31,
	2024	2023	2022
United States	$2,324	$2,171	$1,944
China	172	164	196
Japan	136	102	103
Canada	74	65	57
Mexico	73	51	41
Germany	47	49	44
Other	399	433	384
Total	$3,225	$3,035	$2,769

The Company had the following net long-lived assets by country (dollars in millions):

	Years ended December 31,
	2024	2023	2022
United States	$757	$738	$730
India	31	20	19
Hungary	10	10	10
Other	5	6	4
Total	$803	$774	$763

NOTE 23. SEGMENT INFORMATION

In accordance with the FASB’s authoritative accounting guidance on segment reporting, the Company has one operating segment and reportable segment. The Company is managed by the CODM based on its one line of business, the design, manufacture and distribution of vehicle propulsion solutions.

The Company’s CODM is its Chair, President and Chief Executive Officer. The CODM evaluates Company performance and makes decisions on the allocation of resources based on Net income, a GAAP measure, and Adjusted Earnings before Interest, Taxes, Depreciation, and Amortization (“EBITDA”), a non-GAAP measure. The most directly comparable GAAP measure to Adjusted EBITDA is Net income. The Company believes that Net income and Adjusted EBITDA provide management, investors and creditors with useful measures of the operational results of its business and increase the period-to-period comparability of the Company's operating profitability and comparability with other companies.

The CODM assesses Company performance utilizing Net income and Adjusted EBITDA by comparing budget versus actual and year-over-year variances. Certain variances identified in the analysis of Net income and Adjusted EBITDA are evaluated to assist the CODM in assessing Company performance and making decisions on the allocation of Company resources. The following expenses included in Net income and Adjusted EBITDA are identified as significant expenses regularly provided to the CODM: Cost of sales, Selling, general and administrative, and Engineering — research and development.

The Company’s one reportable segment is the same as its consolidated financial results; therefore, segment information for additions of long-lived assets and asset information can be found in the Company’s consolidated statements of cash flows and consolidated balance sheets, respectively.

The following presents a financial summary of the Company’s one reportable segment (dollars in millions):

	Years ended December 31
	2024	2023	2022
Revenue	$3,225	$3,035	$2,769
less:
Cost of sales	1,696	1,565	1,472
Selling, general and administrative	337	357	328
Engineering — research and development	200	194	185
Other segment items (a)	261	246	253
Net income (GAAP)	731	673	531
plus:
Income tax expense	166	154	114
Depreciation of property, plant and equipment	111	109	109
Interest expense, net	89	107	118
Amortization of intangible assets	10	45	46
Other adjustments (b)	58	20	43
Adjusted EBITDA (Non-GAAP)	$1,165	$1,108	$961
Total assets	$5,336	$5,025	$4,671

(a)
Represents other segment items included in Net income including Interest expense, net, Income tax expense and Other (expense) income, net.
(b)
Represents other reconciling items between Net income and Adjusted EBITDA.

Allison Transmission Holdings, Inc.

Schedule I—Parent Company only Balance Sheets

(dollars in millions)

	December 31, 2024	December 31, 2023
ASSETS
Current Assets:
Cash	$—	$—
Total Current Assets	—	—
Investments in and advances to subsidiaries	1,651	1,233
TOTAL ASSETS	$1,651	$1,233
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$—	$—
Total Current Liabilities	—	—
Capital stock	1	1
Paid in capital	1,940	1,891
Accumulated deficit	(239)	(628)
Accumulated other comprehensive loss, net of tax	(51)	(31)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,651	$1,233

The accompanying note is an integral part of the Parent Company only financial statements.

Allison Transmission Holdings, Inc.

Schedule I—Parent Company only Statements of Comprehensive Income

(dollars in millions)

	Years ended December 31,
	2024	2023	2022
Net sales	$—	$—	$—
General and administrative fees	—	—	—
Total operating income	—	—	—
Other income:
Equity earnings of consolidated subsidiary	731	673	531
Income before income taxes	731	673	531
Income tax expense	—	—	—
Net income	$731	$673	$531
Comprehensive income	$711	$664	$582

The accompanying note is an integral part of the Parent Company only financial statements.

Allison Transmission Holdings, Inc.

Schedule I—Parent Company only Statements of Cash Flows

(dollars in millions)

	Years ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$731	$673	$531
Deduct items included in net income not providing cash:
Equity in earnings in consolidated subsidiary	(731)	(673)	(531)
Net cash provided by operating activities	—	—	—
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in subsidiaries	(32)	(28)	(2)
Dividends	87	83	80
Net cash provided by investing activities	55	55	78
CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions	32	28	2
Dividends	(87)	(83)	(80)
Net cash used in financing activities	(55)	(55)	(78)
Net increase (decrease) during period	—	—	—
Cash and cash equivalents at beginning of period	—	—	—
Cash and cash equivalents at end of period	$—	$—	$—

The accompanying note is an integral part of the Parent Company only financial statements.

Allison Transmission Holdings, Inc.

Schedule I—Parent Company only Footnote

NOTE 1—BASIS OF PRESENTATION

Allison Transmission Holdings, Inc. (the “Parent Company”) is a holding company that conducts all of its business operations through its subsidiaries. There are restrictions on the Parent Company’s ability to obtain funds from its subsidiaries through dividends (refer to "Note 8. Debt” of Notes to Consolidated Financial Statements). The entire amount of the Parent Company’s consolidated net assets was subject to restrictions on payment of dividends as of December 31, 2024, 2023 and 2022. Accordingly, these financial statements have been presented on a “parent-only” basis. Under a parent-only presentation, the Parent Company’s investments in its consolidated subsidiaries are presented under the equity method of accounting. These parent-only financial statements should be read in conjunction with Allison Transmission Holdings, Inc.’s audited Consolidated Financial Statements included elsewhere herein.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2024. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2024, the end of the period covered by this Annual Report on Form 10-K, were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2024. PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2024. Their report is included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

Insider Trading Arrangements

The following table sets forth information related to the Company's directors and officers who adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) ("Rule 10b5-1 trading arrangement") or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(c) of Regulation S-K, during the three months ended December 31, 2024:

				Trading Arrangement
Name	Title	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares to be Sold	Expiration Date
Dana J.H. Pittard	Vice President, Defense Programs	Adopted	11/1/2024	X		6,829	1/30/2026
John M. Coll	Senior Vice President, Global Marketing, Sales & Services	Adopted	11/26/2024	X		5,761	3/31/2026

* Intended to satisfy the affirmative defense of Rule 10b5-1(c)

** Not intended to satisfy the affirmative defense of Rule 10b5-1(c)

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III.

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this Item concerning our executive officers, directors and nominees for director and Audit Committee members and financial expert(s) and disclosure of delinquent filers under Section 16(a) of the Exchange Act will be set forth under the headings “Executive Officers,” “Proposal No. 1 – To elect ten directors,” “Meetings and Committees of our Board” and “Stock Ownership” in our definitive Proxy Statement for our 2025 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year, and such information is incorporated herein by reference.

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

Insider Trading Policy

We have adopted the Allison Insider Trading Policy and the Addendum to Insider Trading Policy governing the purchase, sale, or other dispositions of our securities by our directors, officers, and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the New York Stock Exchange listing standards applicable to us. A copy of our insider trading policy and related addendum are filed as exhibits to this Annual Report on Form 10-K.

ITEM 11. Executive Compensation

The information required by this Item concerning remuneration of our executive officers and directors, material transactions involving such executive officers and directors and Compensation Committee interlocks, as well as the Compensation Committee Report and CEO pay ratio disclosure, will be set forth under the headings “Executive Compensation,” “Director Compensation,” “Meetings and Committees of our Board” and “Ratio of CEO Compensation to Median of Employees” in our definitive Proxy Statement for our 2025 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year, and such information is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item concerning the stock ownership of management and five percent beneficial owners and securities authorized for issuance under equity compensation plans will be set forth under the headings “Stock Ownership” and “Equity Compensation Plan Information” in our definitive Proxy Statement for our 2025 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year, and such information is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item concerning certain relationships and related person transactions, and director independence will be set forth under the headings “Corporate Governance” and “Certain Relationships and

Related Person Transactions” in our definitive Proxy Statement for our 2025 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year, and such information is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

The information required by this Item concerning the fees and services of our independent registered public accounting firm and our Audit Committee actions with respect thereto will be set forth under the heading “Proposal No. 2 – To ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for 2025” in our definitive Proxy Statement for our 2025 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year, and such information is incorporated herein by reference.

PART IV.

ITEM 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

The response to this item is included in Part II, Item 8., of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules.

Schedule I – Parent Company only Balance Sheets as of the years ended December 31, 2024 and 2023, Schedule I – Parent Company only Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022, Schedule I – Parent Company only Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022 and Schedule I – Parent Company only Footnote are included in Part II, Item 8., of this Annual Report on Form 10-K. All other schedules have been omitted because they are not required or because the information required is included in the consolidated financial statements and notes thereto.

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

4.5	Description of Securities (incorporated by reference to Exhibit 4.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2023 filed February 14, 2024)

10.1

Second Amended and Restated Credit Agreement, dated as of March 29, 2019, among Allison Transmission Holdings, Inc., Allison Transmission, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties thereto as lenders and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 29, 2019)

10.2

Amendment No. 1 dated October 11, 2019, to the Second Amended and Restated Credit Agreement, dated as of March 29, 2019, among Allison Transmission Holdings, Inc., Allison Transmission, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties thereto as lenders, Citibank, N.A as Administrative Agent and as the 2019 refinancing term lender and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 15, 2019)

10.3

Amendment No. 2 dated as of November 19, 2020, by and among Allison Transmission Holdings, Inc., Allison Transmission, Inc., as Borrower, the several banks and other financial institutions party thereto, as 2020 Revolving Credit Lenders and Citibank, N.A., as Administrative Agent amending the Second Amended and Restated Credit Agreement, dated as of March 29, 2019, among Allison Transmission Holdings, Inc., Allison Transmission, Inc., the several banks and other financial institutions or entities from time to time parties thereto as lenders, Citibank, N.A., as Administrative Agent and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 19, 2020)

10.4

Amendment No. 3 to Credit Agreement, dated February 28, 2023, by and among Allison Transmission Inc., Allison Transmission Holdings, Inc., and Citibank N.A., as administrative agent, to the Second Amended and Restated Credit Agreement, dated as of March 29, 2019, among Allison Transmission Holdings, Inc., Allison Transmission, Inc., as borrower, the several banks and other financial institutions or entities from time to time parties thereto as lenders and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 6, 2023)

10.5

Amendment No. 4 to Credit Agreement, dated March 13, 2024, by and among Allison Transmission Inc., Allison Transmission Holdings, Inc., and Citibank N.A., as administrative agent, to the Second Amended and Restated Credit Agreement, dated as of March 29, 2019, among Allison Transmission Holdings, Inc., Allison Transmission, Inc., as borrower, the several banks and other financial institutions or entities from time to time parties thereto as lenders and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed March 18, 2024)

10.6

Guarantee And Collateral Agreement made by Allison Transmission Holdings, Inc., Allison Transmission, Inc., as Borrower, and the Subsidiary Guarantors party thereto in favor of Citicorp North America, Inc., as Administrative Agent, dated as of August 7, 2007 (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed March 18, 2011)

10.7

Trademark Security Agreement made by Allison Transmission, Inc. in favor of Citicorp North America, Inc., as Administrative Agent, dated as of August 7, 2007 (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 filed March 18, 2011)

10.8

Copyright Security Agreement made by Allison Transmission, Inc. in favor of Citicorp North America, Inc., as Administrative Agent, dated as of August 7, 2007 (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed May 16, 2011)

10.9*	Allison Transmission Holdings, Inc. 2024 Equity Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 10, 2024)

10.10*

Form of 2024 Equity Incentive Award Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 filed July 26, 2024)

10.11*

Form of 2024 Equity Incentive Award Plan Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 filed July 26, 2024)

10.12*

Form of 2024 Equity Incentive Award Plan Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 filed July 26, 2024)

10.13*	Allison Transmission Holdings, Inc. 2015 Equity Incentive Award Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed April 2, 2015)

10.14*	Allison Transmission Holdings, Inc. 2016 Incentive Plan (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed April 2, 2015)

10.15*

Form of 2015 Equity Incentive Award Plan Restricted Stock Agreement (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed February 19, 2016)

10.16*

Form of 2015 Equity Incentive Award Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed February 19, 2016)

10.17*

Form of 2015 Equity Incentive Award Plan Stock Option Agreement (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed February 19, 2016)

10.18*

Form of 2015 Equity Incentive Award Plan Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 filed February 24, 2017)

10.19*

Form of 2015 Equity Incentive Award Plan Performance Stock Unit Agreement (revised 2023) (incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2023 filed February 14, 2024)

10.20*

Form of 2015 Equity Incentive Award Plan Restricted Stock Unit Agreement (revised 2024) (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed April 26, 2024)

10.21*

Form of 2015 Equity Incentive Award Plan Stock Option Agreement (revised 2024) (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed April 26, 2024)

10.22*

Form of 2015 Equity Incentive Award Plan Performance Stock Unit Agreement (revised 2024) (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed April 26, 2024)

10.23*

Allison Transmission Holdings, Inc. 2011 Equity Incentive Award Plan (incorporated by reference to Exhibit 10.10 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed June 17, 2011)

10.24*

Form of 2011 Equity Incentive Award Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.12 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed June 17, 2011)

10.25*

Deferred Compensation Plan of Allison Transmission Inc. (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed July 31, 2012)

10.26*

Eighth Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 filed July 26, 2024)

10.27*

Amended and Restated Non-Employee Director Deferred Compensation Plan of Allison Transmission Holdings, Inc. (incorporated by reference to Exhibit 10.38 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed April 28, 2015)

10.28*

Form of Allison Transmission Holdings, Inc. Indemnification Agreement (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed May 16, 2011 )

10.29*	Allison Transmission, Inc. Executive Change in Control and Severance Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 19, 2022)

10.30*

Severance and Change in Control Agreement, between Allison Transmission, Inc. and David S. Graziosi, dated as of March 23, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 23, 2018)

19.1	Allison Insider Trading Policy (filed herewith)

19.2	Addendum to Insider Trading Policy (filed herewith)

21.1	List of Subsidiaries of Allison Transmission Holdings, Inc. (filed herewith)

23.1	Consent of PricewaterhouseCoopers LLP (filed herewith)

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

97

Allison Transmission Holdings, Inc. Policy for Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 filed February 14, 2024)

101.INS	Inline XBRL Instance Document (filed herewith)

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document (filed herewith)

104	Cover Page Interactive Data File – The cover page from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, formatted in Inline XBRL and contained in Exhibit 101

* Indicates a management contract or compensatory plan or arrangement

ITEM 16. Form 10-K Summary

Intentionally left blank.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Allison Transmission Holdings, Inc.
(Registrant)

Date: February 13, 2025	By:	/s/ David S. Graziosi
David S. Graziosi
Chair, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	CAPACITY	DATE

/s/ David S. Graziosi David S. Graziosi	Chair, President and Chief Executive Officer (Principal Executive Officer)	February 13, 2025

/s/ G. Frederick Bohley G. Frederick Bohley	Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 13, 2025

/s/ Judy Altmaier Judy Altmaier	Director	February 13, 2025

/s/ D. Scott Barbour D. Scott Barbour	Director	February 13, 2025

/s/ Philip J. Christman Philip J. Christman	Director	February 13, 2025

/s/ David C. Everitt David C. Everitt	Director	February 13, 2025

/s/ Carolann I. Haznedar Carolann I. Haznedar	Director	February 13, 2025

/s/ Richard P. Lavin Richard P. Lavin	Director	February 13, 2025

/s/ Sasha Ostojic Sasha Ostojic	Director	February 13, 2025

/s/ Gustave F. Perna Gustave F. Perna	Director	February 13, 2025

/s/ Krishna Shivram Krishna Shivram	Director	February 13, 2025