Form 10-Q
period 2025-03-31
Allison Transmission Holdings Inc
filed 2025-05-02
CIK 1411207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 18, 2025, there were 84,254,786 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Allison Transmission Holdings, Inc.

Condensed Consolidated Balance Sheets

(unaudited, dollars in millions, except share and per share data)

	March 31, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$753	$781
Accounts receivable – net of allowance for doubtful accounts of $2 and $1, respectively	381	360
Inventories	349	315
Other current assets	82	82
Total Current Assets	1,565	1,538
Marketable securities	15	11
Property, plant and equipment, net	802	803
Intangible assets, net	820	822
Goodwill	2,075	2,075
Other non-current assets	89	87
TOTAL ASSETS	$5,366	$5,336
LIABILITIES
Current Liabilities
Accounts payable	$241	$212
Product warranty liability	32	31
Current portion of long-term debt	5	5
Deferred revenue	37	41
Other current liabilities	198	217
Total Current Liabilities	513	506
Product warranty liability	41	36
Deferred revenue	99	95
Long-term debt	2,395	2,395
Deferred income taxes	498	501
Other non-current liabilities	155	152
TOTAL LIABILITIES	3,701	3,685
Commitments and contingencies (see Note P)
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 1,880,000,000 shares authorized, 84,632,007 shares issued and outstanding and 85,776,801 shares issued and outstanding, respectively	1	1
Non-voting common stock, $0.01 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Paid in capital	1,937	1,940
Accumulated deficit	(226)	(239)
Accumulated other comprehensive loss, net of tax	(47)	(51)
TOTAL STOCKHOLDERS’ EQUITY	1,665	1,651
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$5,366	$5,336

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited, dollars in millions, except per share data)

	Three Months Ended March 31,
	2025	2024
Net sales	$766	$789
Cost of sales	388	423
Gross profit	378	366
Selling, general and administrative	86	86
Engineering — research and development	43	46
Operating income	249	234
Interest expense, net	(21)	(25)
Other income (expense), net	5	(5)
Income before income taxes	233	204
Income tax expense	(41)	(35)
Net income	$192	$169
Basic earnings per share attributable to common stockholders	$2.26	$1.92
Diluted earnings per share attributable to common stockholders	$2.23	$1.90
Comprehensive income, net of tax	$196	$163

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited, dollars in millions)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$192	$169
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	28	27
Stock-based compensation	6	6
Unrealized (gain) loss on marketable securities	(3)	7
Amortization of intangible assets	2	5
Deferred income taxes	(2)	(5)
Other	1	2
Changes in assets and liabilities:
Accounts receivable	(21)	(39)
Inventories	(34)	(15)
Accounts payable	29	28
Other assets and liabilities	(17)	(12)
Net cash provided by operating activities	181	173
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of long-lived assets	(26)	(11)
Investment in equity method investee	—	(1)
Net cash used for investing activities	(26)	(12)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(150)	(52)
Dividend payments	(24)	(22)
Taxes paid related to net share settlement of equity awards	(14)	(8)
Proceeds from exercise of stock options	5	22
Payments on long-term debt	(1)	(101)
Debt financing fees	—	(3)
Net cash used for financing activities	(184)	(164)
Effect of exchange rate changes on cash	1	(1)
Net decrease in cash and cash equivalents	(28)	(4)
Cash and cash equivalents at beginning of period	781	555
Cash and cash equivalents at end of period	$753	$551
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$(27)	$(29)
Income taxes paid	$(2)	$(4)
Interest received from interest rate swaps	$2	$3
Non-cash investing activities:
Capital expenditures in liabilities	$8	$10

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited, dollars in millions)

	Three months ended
	Common Stock	Non-voting Common Stock	Preferred Stock	Paid-in Capital	Accumulated (Deficit) Income	Accumulated Other Comprehensive (Loss) Income, net of tax	Stockholders' Equity
Balance at December 31, 2023	$1	$—	$—	$1,891	$(628)	$(31)	$1,233
Stock-based compensation	—	—	—	6	—	—	6
Pension and OPEB liability adjustment	—	—	—	—	—	(2)	(2)
Foreign currency translation adjustment	—	—	—	—	—	(5)	(5)
Interest rate swaps	—	—	—	—	—	1	1
Issuance of common stock	—	—	—	14	—	—	14
Repurchase of common stock	—	—	—	—	(52)	—	(52)
Dividends on common stock ($0.25 per share)	—	—	—	—	(22)	—	(22)
Net income	—	—	—	—	169	—	169
Balance at March 31, 2024	$1	$—	$—	$1,911	$(533)	$(37)	$1,342
Balance at December 31, 2024	$1	$—	$—	$1,940	$(239)	$(51)	$1,651
Stock-based compensation	—	—	—	6	—	—	6
Pension and OPEB liability adjustment	—	—	—	—	—	(1)	(1)
Foreign currency translation adjustment	—	—	—	—	—	6	6
Interest rate swaps	—	—	—	—	—	(1)	(1)
Issuance of common stock	—	—	—	(9)	—	—	(9)
Repurchase of common stock	—	—	—	—	(155)	—	(155)
Dividends on common stock ($0.27 per share)	—	—	—	—	(24)	—	(24)
Net income	—	—	—	—	192	—	192
Balance at March 31, 2025	$1	$—	$—	$1,937	$(226)	$(47)	$1,665

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

These condensed consolidated financial statements present the financial position, results of comprehensive income, cash flows and statements of stockholders’ equity of the Company. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the Securities and Exchange Commission on February 13, 2025. The interim period financial results for the three-month periods presented are not necessarily indicative of results to be expected for any other interim period or for the entire year.

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

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board ("FASB") issued authoritative accounting guidance to improve income tax disclosures by requiring disaggregated information about a reporting entity's effective tax rate reconciliation and information on income taxes paid. The guidance will become effective for the Company beginning with its fiscal year ending December 31, 2025. The guidance will be applied prospectively with the option to apply it retrospectively. Management is currently evaluating the impact of this guidance on the Company's consolidated financial statements.

In November 2024, the FASB issued authoritative accounting guidance, which was subsequently amended, requiring additional disaggregation of certain expense and cost line items presented in the financial statements and in the notes to the financial statements. The guidance will become effective for the Company beginning with the fiscal year ending December 31, 2027 and the subsequent interim periods. Early adoption is permitted. Upon adoption, the guidance may be applied prospectively or retrospectively. Management is currently evaluating the impact of this guidance on the Company's consolidated financial statements.

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

The Company may also use volume-based discounts and rebates as marketing incentives in the sales of both vehicle propulsion solutions and service parts, which are accounted for as variable consideration. The Company records the impact of the incentives as a reduction to revenue when it is determined that the adjustment is not likely to reverse. The Company estimates the impact of all other incentives based on the related sales and market conditions in the end market vocation. The Company recorded no material adjustments based on variable consideration during either of the three months ended March 31, 2025 or 2024.

Net sales are made on credit terms, generally 30 days, based on an assessment of the customer’s creditworthiness. For certain goods or services, the Company receives consideration prior to satisfying the related performance obligation. Such consideration is recorded as a contract liability in current and non-current deferred revenue as of March 31, 2025 and December 31, 2024. See "Note J. Deferred Revenue” for more information, including the amount of revenue earned during each of the three months ended March 31, 2025 and 2024 that had been previously deferred. The Company had no material contract assets as of either March 31, 2025 or December 31, 2024.

The Company has one operating segment and reportable segment. The Company is in one line of business, which is the design, manufacture and distribution of vehicle propulsion solutions. The following presents disaggregated revenue by categories that best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors (dollars in millions):

	Three Months Ended March 31,
	2025	2024
North America On-Highway	$435	$420
Outside North America On-Highway	112	115
Global Off-Highway	18	46
Defense	53	48
Service Parts, Support Equipment and Other	148	160
Total Net Sales	$766	$789

NOTE D. INVENTORIES

Inventories consisted of the following components (dollars in millions):

	March 31, 2025	December 31, 2024
Purchased parts and raw materials	$185	$162
Work in progress	18	17
Finished goods	82	79
Service parts	64	57
Total inventories	$349	$315

Inventory components shipped to third parties, primarily cores, parts to re-manufacturers, and parts to contract manufacturers, which the Company has an obligation to buy back, are included in purchased parts and raw materials, with an offsetting liability in Other current liabilities. See "Note L. Other Current Liabilities” for more information.

NOTE E. GOODWILL AND OTHER INTANGIBLE ASSETS

As of both March 31, 2025 and December 31, 2024, the carrying value of the Company’s Goodwill was $2,075 million.

The following presents a summary of other intangible assets (dollars in millions):

	March 31, 2025			December 31, 2024
	Intangible assets, gross	Accumulated amortization	Intangible assets, net	Intangible assets, gross	Accumulated amortization	Intangible assets, net
Other intangible assets:
Trade name	$791	$—	$791	$791	$—	$791
Customer relationships — commercial	839	(837)	2	839	(837)	2
Proprietary technology	507	(482)	25	507	(481)	26
Customer relationships — defense	62	(60)	2	62	(59)	3
Non-compete agreement	1	(1)	—	1	(1)	—
Total	$2,200	$(1,380)	$820	$2,200	$(1,378)	$822

Amortization expense related to other intangible assets for the next five fiscal years is expected to be (dollars in millions):

	2026	2027	2028	2029	2030
Amortization expense	$3	$3	$2	$2	$2

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

Level 3 — Certain inputs are unobservable or have little or no market data available. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At each balance sheet date, the Company performs an analysis of all instruments subject to authoritative accounting guidance and includes, in Level 3, all of those whose fair value is based on significant unobservable inputs. As of March 31, 2025 and December 31, 2024, the Company did not have any Level 3 financial assets or liabilities.

The following table summarizes the Company’s financial assets and (liabilities) measured at fair value as of March 31, 2025 and December 31, 2024 (dollars in millions):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		TOTAL
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Cash equivalents	$607	$664	$—	$—	$607	$664
Marketable securities	15	11	—	—	15	11
Rabbi trust assets	22	20	—	—	22	20
Deferred compensation obligation	(22)	(20)	—	—	(22)	(20)
Derivative assets	—	—	4	5	4	5
Total	$622	$675	$4	$5	$626	$680

The Company’s valuation techniques used to calculate the fair value of cash equivalents, marketable securities, assets held in the rabbi trust and the deferred compensation obligation represent a market approach in active markets for identical assets that qualify as Level 1 in the fair value hierarchy. A description of the Company’s Level 1 assets is as follows:

•
Cash equivalents consist of short-term U.S. government backed securities and time deposits.
•
Marketable securities consist of publicly traded stock of Jing-Jin Electric Technologies Co. Ltd., which has a readily determinable fair value.
•
Rabbi trust assets consist principally of publicly available mutual funds and target date retirement funds.
•
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

The Company holds equity securities in unconsolidated entities without a readily determinable fair value. Each of these investments represents a less than 20% ownership interest in the respective privately-held entity, and the Company does not maintain significant influence over or control of any of the entities. The Company has elected the measurement alternative and measures the investments at cost, less any impairment, plus or minus adjustments related to observable price changes in orderly transactions for identical or similar investments of the same issuer. These equity investments are recorded in Other non-current assets in the Condensed Consolidated Balance Sheets, with changes in the value recorded in Other income (expense), net in the Consolidated Statements of Comprehensive Income. As of both March 31, 2025 and December 31, 2024, the Company held equity securities without a readily determinable fair value of $7 million. During the three months ended March 31, 2025, no impairment charges or adjustments resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer occurred for any of these investments.

NOTE G. DEBT

Long-term debt and maturities are as follows (dollars in millions):

	March 31, 2025	December 31, 2024
Long-term debt:
Senior Notes, fixed 4.75%, due 2027	$400	$400
Senior Notes, fixed 5.875%, due 2029	500	500
Senior Notes, fixed 3.75%, due 2031	1,000	1,000
Senior Secured Credit Facility Term Loan, variable, due 2031	513	514
Total long-term debt	$2,413	$2,414
Less: current maturities of long-term debt	5	5
deferred financing costs, net	13	14
Total long-term debt, net	$2,395	$2,395

As of March 31, 2025, the Company had $2,413 million of indebtedness associated with Allison Transmission, Inc.’s (“ATI”), the Company’s wholly-owned subsidiary, 4.75% Senior Notes due October 2027 (“4.75% Senior Notes”), ATI’s 5.875% Senior Notes due June 2029 (“5.875% Senior Notes”), ATI’s 3.75% Senior Notes due January 2031 (“3.75% Senior Notes” and, together with the 4.75% Senior Notes and 5.875% Senior Notes, the “Senior Notes”) and the Second Amended and Restated Credit Agreement dated as of March 29, 2019, as amended (the “Credit Agreement”), governing ATI’s term loan facility in the amount of $513 million due March 2031 (“Term Loan”) and ATI’s revolving credit facility with commitments in the amount of $750 million due March 2029 (“Revolving Credit Facility” and, together with the Term Loan, the “Senior Secured Credit Facility”).

The fair value of the Company’s long-term debt obligations as of March 31, 2025 was $2,294 million. The fair value is based on quoted Level 2 market prices of the Company’s debt as of March 31, 2025. The difference between the fair value and carrying value of the long-term debt is driven primarily by trends in the financial markets.

Senior Secured Credit Facility

The borrowings under the Senior Secured Credit Facility are collateralized by a lien on substantially all assets of the Company, ATI and certain existing and future U.S. subsidiary guarantors, as provided in the Credit Agreement. Interest on the Term Loan, as of March 31, 2025, is either (a) 1.75% over a SOFR rate on deposits in U.S. dollars for one-, three- or six-month periods (or a twelve-month period if, at the time of the borrowing, consented to by all relevant lenders and the administrative agent) ("Term SOFR"), or (b) 0.75% over the greater of the prime lending rate as quoted by the administrative agent, the Term SOFR rate for an interest period of one month plus 1.00% and the federal funds effective rate published by the Federal Reserve Bank of New York plus 0.50%, subject to a 1.00% floor (the "Base Rate"). As of March 31, 2025, the Company elected to pay the lowest all-in rate of Term SOFR plus the applicable margin, or 6.07%, on the Term Loan. The Credit Agreement requires minimum quarterly principal payments on the Term Loan, as well as prepayments from certain net cash proceeds of non-ordinary course asset sales and casualty and condemnation events, the incurrence of certain debt and from a percentage of excess cash flow, if applicable. The minimum required quarterly principal payment on the Term Loan through its maturity date of March 2031 is $1 million. As of March 31, 2025, there had been no payments required for certain net cash proceeds of non-ordinary course asset sales and casualty and condemnation events. The remaining principal balance is due upon maturity.

The Senior Secured Credit Facility also provides a Revolving Credit Facility, net of an allowance for up to $75 million in outstanding letters of credit commitments. During the three months ended March 31, 2025, the Company made no withdrawals on the Revolving Credit Facility. As of March 31, 2025, the Company had $744 million available under the Revolving Credit Facility, net of $6 million in letters of credit. Borrowings under the Revolving Credit Facility bear interest at a variable base rate plus an applicable margin based on the Company’s first lien net leverage ratio. When the Company’s first lien net leverage ratio is above 4.00x, interest on the Revolving Credit

Facility is (a) 0.75% over the Base Rate or (b) 1.75% over the Term SOFR rate; when the Company’s first lien net leverage ratio is equal to or less than 4.00x and above 3.50x, interest on the Revolving Credit Facility is (i) 0.50% over the Base Rate or (ii) 1.50% over the Term SOFR rate; and when the Company’s first lien net leverage ratio is equal to or below 3.50x, interest on the Revolving Credit Facility is (y) 0.25% over the Base Rate or (z) 1.25% over the Term SOFR rate. As of March 31, 2025, the applicable margin for the Revolving Credit Facility was 1.25%. In addition, there is an annual commitment fee, based on the Company’s first lien net leverage ratio, on the average unused revolving credit borrowings available under the Revolving Credit Facility. As of March 31, 2025, the commitment fee was 0.25%. Borrowings under the Revolving Credit Facility are payable at the option of the Company throughout the term of the Revolving Credit Facility with the balance due in March 2029.

The Senior Secured Credit Facility requires the Company to maintain a specified maximum first lien net leverage ratio of 5.50x when revolving loan commitments remain outstanding on the Revolving Credit Facility at the end of a fiscal quarter. As of March 31, 2025, the Company had no amounts outstanding under the Revolving Credit Facility; however, the Company would have been in compliance with the maximum first lien net leverage ratio, achieving a (0.21x) ratio. Additionally, within the terms of the Senior Secured Credit Facility, a first lien net leverage ratio at or below 4.00x results in the elimination of excess cash flow payments on the Senior Secured Credit Facility for the applicable year.

In addition, the Credit Agreement, among other things, includes customary restrictions (subject to certain exceptions) on the Company’s ability to incur certain indebtedness, grant certain liens, make certain investments, engage in acquisitions, consolidations and mergers, declare or pay certain dividends or repurchase shares of the Company’s common stock. As of March 31, 2025, the Company was in compliance with all covenants under the Credit Agreement.

Senior Notes

Each series of the Senior Notes is unsecured and is guaranteed by each of ATI’s domestic subsidiaries that is a borrower under or guarantees the Senior Secured Credit Facility and is unconditionally guaranteed, jointly and severally, by any of ATI’s future domestic subsidiaries that are borrowers under or guarantee the Senior Secured Credit Facility. None of ATI’s domestic subsidiaries currently guarantee its obligations under the Senior Secured Credit Facility, and therefore none of ATI’s domestic subsidiaries currently guarantee any series of the Senior Notes. The indentures governing the Senior Notes contain negative covenants restricting or limiting the Company’s ability to, among other things: incur or guarantee additional indebtedness, incur liens, pay dividends on, redeem or repurchase the Company’s capital stock, make certain investments, permit payment or dividend restrictions on certain of the Company’s subsidiaries, sell assets, engage in certain transactions with affiliates, and consolidate or merge or sell all or substantially all of the Company’s assets. As of March 31, 2025, the Company was in compliance with all covenants under the indentures governing the Senior Notes.

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

As of March 31, 2025, the Company held interest rate swap contracts that, in the aggregate, effectively hedge $500 million of the variable rate debt associated with the Term Loan at the Term SOFR weighted average fixed rate of 2.81% through September 2025.

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

The following tabular disclosures further describe the Company’s interest rate derivatives qualifying and designated for hedge accounting and their impact on the financial condition of the Company (dollars in millions):

		Fair Value
	Balance Sheet Location	March 31, 2025	December 31, 2024
Derivative Assets:
Interest rate swaps	Other current assets	$4	$5
Total derivative assets		$4	$5

The balance of net derivative gains recorded in AOCL as of March 31, 2025 and December 31, 2024 was $4 million and $5 million, respectively. See "Note O. Accumulated Other Comprehensive Loss” for information regarding activity recorded as a component of AOCL during the three months ended March 31, 2025 and 2024. As of March 31, 2025, all derivative gains recorded in AOCL are expected to be reclassified to earnings within the next twelve months.

NOTE I. PRODUCT WARRANTY LIABILITIES

As of March 31, 2025, current and non-current product warranty liabilities were $32 million and $41 million, respectively. As of March 31, 2024, current and non-current product warranty liabilities were $30 million and $28 million, respectively.

Product warranty liability activities consisted of the following (dollars in millions):

	Three Months Ended March 31,
	2025	2024
Beginning balance	$67	$59
Payments	(9)	(12)
Increase in liability (warranty issued during period)	9	7
Net adjustments to liability	6	4
Ending balance	$73	$58

NOTE J. DEFERRED REVENUE

As of March 31, 2025, current and non-current deferred revenue were $37 million and $99 million, respectively. As of March 31, 2024, current and non-current deferred revenue were $42 million and $92 million, respectively.

Deferred revenue activity consisted of the following (dollars in millions):

	Three Months Ended March 31,
	2025	2024
Beginning balance	$136	$130
Increases	11	13
Revenue earned	(11)	(9)
Ending balance	$136	$134

Deferred revenue recorded in current and non-current liabilities related to ETC as of March 31, 2025 was $28 million and $97 million, respectively. Deferred revenue recorded in current and non-current liabilities related to ETC as of March 31, 2024 was $29 million and $89 million, respectively.

NOTE K. LEASES

Contracts are assessed by the Company to determine if the contract conveys the right to control an identified asset in exchange for consideration during a period of time. The Company classifies all identified leases as either operating or finance leases. The Company's operating leases consist of real estate, vehicles and IT equipment. As of both March 31, 2025 and December 31, 2024, the Company was not a party to any finance leases. Contracts that contain leases are assessed to determine if the consideration in the contract is related to a lease component, non-lease component or other components not related to the lease. Lease components are recorded as right-of-use (“ROU”) assets and lease liabilities while any non-lease component is expensed as incurred. The consideration in the contract related to other components not related to the lease is allocated among the lease component and the non-lease component, as applicable, based on the stand-alone selling price of the lease and non-lease components.

Certain lease contracts may contain an option to extend or terminate the lease. The Company considers the economic impact of extension and termination options by contract. If the Company concludes it is reasonably certain an option will be exercised, that option is included in the lease term and impacts the amount recorded as an ROU asset and lease liability at inception of the contract.

ROU assets are calculated as the related lease liability adjusted for lease incentives, any initial direct costs, prepayments and the effect of escalating lease payments on period expense. As of March 31, 2025 and December 31, 2024, total ROU assets were $19 million and $20 million, respectively, and were recorded in Other non-current assets in the Condensed Consolidated Balance Sheets. There were no new ROU assets obtained in exchange for lease obligations during the three months ended March 31, 2025. During the three months ended March 31, 2024, the Company recorded $3 million of new ROU assets obtained in exchange for lease obligations.

The Company's lease liability is determined by discounting the future cash flows over the lease period. The Company determines its discount rates utilizing current secured financing rates based on the length of the lease period plus the Company's margin over Term SOFR on the Term Loan. The Company believes this rate effectively represents a borrowing rate the Company could obtain on a debt instrument possessing similar terms as the lease. Lease liabilities are classified between current and non-current liabilities based on the terms of the underlying leases. The weighted average discount rate on operating leases as of March 31, 2025 and December 31, 2024 was 4.82% and 4.84%, respectively.

As of March 31, 2025, the Company recorded current and non-current operating lease liabilities of $5 million and $14 million, respectively. As of December 31, 2024, the Company recorded current and non-current operating lease liabilities of $6 million and $14 million, respectively. The Company's current and non-current operating lease liabilities are recorded in Other current liabilities and Other non-current liabilities, respectively, in the Condensed Consolidated Balance Sheets. The following table reconciles future undiscounted cash flows for operating leases to total operating lease liabilities as of March 31, 2025 (dollars in millions):

March 31, 2025
For the remainder of 2025	$5
2026	4
2027	4
2028	3
2029	2
Thereafter	3
Total lease payments	$21
Less: Interest	2
Present value of operating lease liabilities	$19

The weighted average remaining lease term as of March 31, 2025 and March 31, 2024 was 5.1 years and 5.8 years, respectively.

Operating lease expense is recorded within Selling, general and administrative and Engineering — research and development on the Company's Condensed Consolidated Statements of Comprehensive Income. For each of the three months ended March 31, 2025 and 2024, the operating lease expense was $2 million. There was no material short-term operating lease expense for either of the three months ended March 31, 2025 or 2024.

NOTE L. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following (dollars in millions):

	March 31, 2025	December 31, 2024
Taxes payable	$51	$14
Sales incentives	41	42
Accrued interest payable	28	25
Payroll and related costs	20	90
Vendor buyback obligation	20	19
Other accruals	38	27
Total	$198	$217

NOTE M. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost (credit) consisted of the following (dollars in millions):

	Pension Plans		Post-retirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2025	2024	2025	2024
Net periodic benefit cost (credit):
Service cost	$1	$1	$—	$—
Interest cost	2	2	1	1
Expected return on assets	(2)	(2)	—	—
Prior service credit	—	—	(1)	(2)
Recognized actuarial gain	—	—	(1)	(1)
Net periodic benefit cost (credit)	$1	$1	$(1)	$(2)

The components of net periodic benefit cost (credit) other than the service cost component are included in Other income (expense), net in the Condensed Consolidated Statements of Comprehensive Income.

NOTE N. INCOME TAXES

For the three months ended March 31, 2025 and 2024, the Company recorded total income tax expense of $41 million and $35 million, respectively. The effective tax rate for the three months ended March 31, 2025 and 2024 was 18% and 17%, respectively.

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

Management has determined, based on an evaluation of available objective and subjective evidence, that it is more likely than not that certain federal and state deferred tax assets will not be realized; therefore, these deferred tax assets are offset with a valuation allowance.

NOTE O. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables reconcile changes in AOCL by component (net of tax, dollars in millions):

	Three months ended
	Pension and OPEB liability adjustments	Interest rate swaps	Foreign currency items	Total
AOCL as of December 31, 2023	$(2)	$11	$(40)	$(31)
Other comprehensive income (loss) before reclassifications	—	5	(5)	—
Amounts reclassified from AOCL	(3)	(3)	—	(6)
Income tax benefit (expense)	1	(1)	—	—
Net current period other comprehensive (loss) income	$(2)	$1	$(5)	$(6)
AOCL as of March 31, 2024	$(4)	$12	$(45)	$(37)
AOCL as of December 31, 2024	$(3)	$5	$(53)	$(51)
Other comprehensive income before reclassifications	—	—	6	6
Amounts reclassified from AOCL	(2)	(2)	—	(4)
Income tax benefit	1	1	—	2
Net current period other comprehensive (loss) income	$(1)	$(1)	$6	$4
AOCL as of March 31, 2025	$(4)	$4	$(47)	$(47)

	Amounts reclassified from AOCL
AOCL Components	Three months ended March 31, 2025	Three months ended March 31, 2024	Affected line item in the Condensed Consolidated Statements of Comprehensive Income
Interest rate swaps	$2	$3	Interest expense, net
Prior service credit	1	2	Other income (expense), net
Recognized actuarial gain	1	1	Other income (expense), net
Total reclassifications, before tax	$4	$6	Income before income taxes
Income tax expense	(1)	(1)	Income tax expense
Total reclassifications, net of tax	$3	$5

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

NOTE Q. EARNINGS PER SHARE

The following table reconciles the numerators and denominators used to calculate basic EPS and diluted EPS (in millions, except per share data):

	Three Months Ended March 31,
	2025	2024
Net income	$192	$169
Weighted average shares of common stock outstanding	85	88
Dilutive effect of stock-based awards	1	1
Diluted weighted average shares of common stock outstanding	86	89
Basic earnings per share attributable to common stockholders	$2.26	$1.92
Diluted earnings per share attributable to common stockholders	$2.23	$1.90

The dilutive impact of stock-based compensation is calculated using the treasury stock method. The treasury stock method assumes that the Company uses the proceeds from the exercise of awards to repurchase common stock at the average market price during the period. For each of the three months ended March 31, 2025 and 2024, there were no outstanding stock options that were anti-dilutive and excluded from the diluted EPS calculation. Basic and diluted EPS for the full-year are calculated using the weighted average shares of common stock outstanding during the year while quarterly basic and diluted EPS are calculated using the weighted average shares of common stock outstanding during the quarter; therefore, the sum of each quarter's EPS may not equal full-year EPS.

NOTE R. COMMON STOCK

On February 20, 2025, the Board of Directors authorized the Company to repurchase an additional $1,000 million of its common stock pursuant to the Company's stock repurchase program (the "Repurchase Program"), bringing the total amount authorized pursuant to the Repurchase Program to $5,000 million.

During the three months ended March 31, 2025, the Company repurchased approximately $154 million of its common stock under the Repurchase Program, leaving $1,366 million of authorized repurchases remaining under the Repurchase Program as of March 31, 2025. The Repurchase Program has no termination date, and the timing and amount of stock purchases are subject to market conditions and corporate needs. The Repurchase Program may be modified, suspended or discontinued at any time at the Company’s discretion.

NOTE S. SEGMENT INFORMATION

In accordance with the FASB’s authoritative accounting guidance on segment reporting, the Company has one operating segment and reportable segment. The Company is managed by the Chief Operating Decision Maker ("CODM") based on its one line of business, the design, manufacture and distribution of vehicle propulsion solutions.

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

The Company’s one reportable segment is the same as its consolidated financial results; therefore, segment information for additions of long-lived assets and asset information can be found in the Company’s Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Balance Sheets, respectively.

The following presents a financial summary of the Company’s one reportable segment (dollars in millions):

	Three Months Ended March 31,
	2025	2024
Net sales	$766	$789
less:
Cost of sales	388	423
Selling, general and administrative	86	86
Engineering — research and development	43	46
Other segment items (a)	57	65
Net income (GAAP)	192	169
plus:
Income tax expense	41	35
Depreciation of property, plant and equipment	28	27
Interest expense, net	21	25
Amortization of intangible assets	2	5
Other adjustments (b)	3	28
Adjusted EBITDA (Non-GAAP)	$287	$289
Total assets	$5,366	$5,056

(a)
Represents other segment items included in Net income including Income tax expense, Interest expense, net and Other income (expense), net.
(b)
Represents other reconciling items between Net income and Adjusted EBITDA.

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

The statements in this discussion regarding industry trends, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Cautionary Note Regarding Forward-Looking Statements” and Part II, Item 1A “Risk Factors” below, and in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the Securities and Exchange Commission on February 13, 2025. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Overview

Allison Transmission Holdings, Inc. and its subsidiaries (“Allison,” the “Company,” “we,” “us” or “our”) is a leading designer and manufacturer of propulsion solutions for commercial and defense vehicles and the largest global manufacturer of medium- and heavy-duty fully automatic transmissions. The business was founded in 1915 and has been headquartered in Indianapolis, Indiana since inception. Allison is traded on the New York Stock Exchange under the symbol “ALSN”.

We have a global presence by serving customers in North America, Asia, Europe, South America, and Africa, with approximately 77% of our revenues being generated in North America in 2024. We serve customers through an independent network of approximately 1,600 independent distributor and dealer locations worldwide.

Trends Impacting Our Business

In 2025, we expect higher net sales driven by price increases on certain products, increased demand for Tracked vehicle applications in our Defense end market and continued strength in North American vocational demand.

First Quarter Net Sales by End Market (dollars in millions)

	For the Three Months Ended March 31,
End Market	2025	2024	% Variance
North America On-Highway	$435	$420	4%
Outside North America On-Highway	112	115	(3)%
Global Off-Highway	18	46	(61)%
Defense	53	48	10%
Service Parts, Support Equipment and Other	148	160	(8)%
Total Net Sales	$766	$789	(3)%

North America On-Highway end market net sales were up 4% for the first quarter 2025 compared to the first quarter 2024, principally driven by price increases on certain products and continued strength in Class 8 vocational trucks, partially offset by lower demand for medium-duty trucks.

Outside North America On-Highway end market net sales were down 3% for the first quarter 2025 compared to the first quarter 2024, principally driven by lower demand in Europe.

Global Off-Highway net sales were down $28 million for the first quarter 2025 compared to the first quarter 2024, principally driven by lower demand from the energy, mining and construction sectors outside of North America.

Defense end market net sales were up 10% for the first quarter 2025 compared to the first quarter 2024, principally driven by price increases on certain products.

Service Parts, Support Equipment and Other end market net sales were down 8% for the first quarter 2025 compared to the first quarter 2024, principally driven by lower demand for service parts and support equipment, partially offset by price increases on certain products.

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

Cost of sales

Our primary components of cost of sales are purchased parts, the overhead expense related to our manufacturing operations and direct labor associated with the manufacture and assembly of vehicle propulsion solutions and parts. For the three months ended March 31, 2025, direct material costs were approximately 66%, overhead costs were approximately 26%, and direct labor costs were approximately 8% of cost of sales. We are subject to changes in our cost of sales caused by movements in underlying commodity prices. We seek to hedge against this risk by using long-term agreements (“LTAs”), as appropriate. See Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk” included below.

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

Non-GAAP Financial Measures

We use Adjusted Earnings before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) and Adjusted EBITDA as a percent of net sales to measure our operating profitability. We believe that Adjusted EBITDA and Adjusted EBITDA as a percent of net sales provide management, investors and creditors with useful measures of the operational results of our business and increase the period-to-period comparability of our operating profitability and comparability with other companies. Adjusted EBITDA as a percent of net sales is also used in the calculation of management’s incentive compensation program. The most directly comparable U.S. generally accepted accounting principles (“GAAP”) measure to Adjusted EBITDA and Adjusted EBITDA as a percent of net sales is Net income and Net income as a percent of net sales, respectively. Adjusted EBITDA is calculated as earnings before interest expense, net, income tax expense, amortization of intangible assets, depreciation of property, plant and equipment and other adjustments as defined by the Second Amended and Restated Credit Agreement dated as of March 29, 2019, as amended (the “Credit Agreement”), governing Allison Transmission, Inc.’s (“ATI”), our wholly-owned subsidiary, term loan facility in the amount of $513 million due March 2031 (“Term Loan”) and ATI’s revolving credit facility with commitments in the amount of $750 million due March 2029 ("Revolving Credit Facility" and, together with the Term Loan, the "Senior Secured Credit Facility"). Adjusted EBITDA as a percent of net sales is calculated as Adjusted EBITDA divided by net sales.

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

The following is a reconciliation of Net income and Net income as a percent of net sales to Adjusted EBITDA and Adjusted EBITDA as a percent of net sales and a reconciliation of Net cash provided by operating activities to Adjusted free cash flow:

	Three Months Ended March 31,
(unaudited, dollars in millions)	2025	2024
Net income (GAAP)	$192	$169
plus:
Income tax expense	41	35
Depreciation of property, plant and equipment	28	27
Interest expense, net	21	25
Amortization of intangible assets	2	5
Stock-based compensation expense (a)	6	6
Unrealized (gain) loss on marketable securities (b)	(3)	7
UAW Local 933 contract signing incentives (c)	—	14
Other (d)	—	1
Adjusted EBITDA (Non-GAAP)	$287	$289
Net sales (GAAP)	$766	$789
Net income as a percent of Net sales (GAAP)	25.1%	21.4%
Adjusted EBITDA as a percent of Net sales (Non-GAAP)	37.5%	36.6%
Net cash provided by operating activities (GAAP)	$181	$173
Deductions to reconcile to Adjusted free cash flow:
Additions of long-lived assets	(26)	(11)
Adjusted free cash flow (Non-GAAP)	$155	$162

(a)
Represents stock-based compensation expense (recorded in Cost of sales, Selling, general and administrative, and Engineering — research and development).
(b)
Represents (gains) losses (recorded in Other income (expense), net) related to an investment in the common stock of Jing-Jin Electric Technologies Co. Ltd.
(c)
Represents non-recurring incentives (recorded in Cost of sales, Selling, general and administrative, and Engineering - research and development) to eligible employees as a result of the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America ("UAW") Local 933 represented employees ratifying a four-year collective bargaining agreement effective through November 2027.
(d)
Represents other adjustments as defined by the Credit Agreement.

Results of Operations

Comparison of three months ended March 31, 2025 and 2024

The following table sets forth certain financial information for the three months ended March 31, 2025 and 2024. The following table and discussion should be read in conjunction with the information contained in our condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,
(unaudited, dollars in millions)	2025	% of net sales	2024	% of net sales
Net sales	$766	100%	$789	100%
Cost of sales	388	51	423	54
Gross profit	378	49	366	46
Operating expenses:
Selling, general and administrative	86	11	86	11
Engineering — research and development	43	5	46	5
Total operating expenses	129	16	132	16
Operating income	249	33	234	30
Interest expense, net	(21)	(4)	(25)	(3)
Other income (expense), net	5	1	(5)	(1)
Income before income taxes	233	30	204	26
Income tax expense	(41)	(5)	(35)	(5)
Net income	$192	25%	$169	21%

Net sales

Net sales for the quarter ended March 31, 2025 were $766 million compared to $789 million for the quarter ended March 31, 2024, a decrease of 3%.

The decrease was principally driven by:

•
Global Off-Highway end market net sales decreased $28 million, or 61%, principally driven by lower demand from the energy, mining and construction sectors outside of North America.
•
Service Parts, Support Equipment and Other end market net sales decreased $12 million, or 8%, principally driven by lower demand for service parts and support equipment, partially offset by price increases on certain products.
•
Outside North America On-Highway end market net sales decreased $3 million, or 3%, principally driven by lower demand in Europe.

These decreases were partially offset by:

•
North America On-Highway end market net sales increased $15 million, or 4%, principally driven by price increases on certain products and continued strength in Class 8 vocational trucks, partially offset by lower demand for medium-duty trucks.
•
Defense end market net sales increased $5 million, or 10%, principally driven by price increases on certain products.

Cost of sales

Cost of sales for the quarter ended March 31, 2025 was $388 million compared to $423 million for the quarter ended March 31, 2024, a decrease of 8%. The decrease was principally driven by lower direct material expense commensurate with decreased net sales and $13 million of UAW Local 933 contract signing incentives recognized in the first quarter of 2024 that did not reoccur in 2025, partially offset by unfavorable direct material costs.

Gross profit

Gross profit for the quarter ended March 31, 2025 was $378 million compared to $366 million for the quarter ended March 31, 2024, an increase of 3%. The increase was principally driven by $39 million of price increases on certain products and $13 million of UAW Local 933 contract signing incentives recognized in the first quarter of 2024 that did not reoccur in 2025, partially offset by $37 million of decreased net sales and $6 million of unfavorable direct material costs. Gross profit as a percent of net sales for the three months ended March 31, 2025 increased 290 basis points compared to the same period in 2024, principally driven by price increases on certain products and decreased cost of sales, including $13 million of UAW Local 933 contract signing incentives recognized in the first quarter of 2024 that did not reoccur in 2025.

Selling, general and administrative

Selling, general and administrative expenses were $86 million for each of the quarters ended March 31, 2025 and March 31, 2024. During the first quarter of 2025, there was increased commercial activities spending and lower incentive compensation expense compared to the first quarter of 2024.

Engineering — research and development

Engineering expenses for the quarter ended March 31, 2025 were $43 million compared to $46 million for the quarter ended March 31, 2024, a decrease of 7%. The decrease was principally driven by the timing of product initiatives spending.

Interest expense, net

Interest expense, net for the quarter ended March 31, 2025 was $21 million compared to $25 million for the quarter ended March 31, 2024, a decrease of 16%. The decrease was principally driven by lower interest expense on ATI's Term Loan due primarily to decreased variable interest rates.

Other income (expense), net

Other income (expense), net for the quarter ended March 31, 2025 was $5 million compared to ($5) million for the quarter ended March 31, 2024. The change was principally driven by a $10 million change in unrealized mark-to-market adjustments for marketable securities.

Income tax expense

Income tax expense for the three months ended March 31, 2025 was $41 million, resulting in an effective tax rate of 18%, compared to $35 million of income tax expense and an effective tax rate of 17% for the three months ended March 31, 2024. The increase in income tax expense was principally driven by higher taxable income.

Liquidity and Capital Resources

We generate cash primarily from our operations to fund our operating, investing and financing activities. Our principal uses of cash are operating expenses, capital expenditures, working capital needs, debt service, dividends on common stock, stock repurchases and strategic growth initiatives, including investments, acquisitions and collaborations. Our ability to generate cash in the future and our future uses of cash are subject to general economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control. We had total available cash and cash equivalents of $753 million and $781 million as of March 31, 2025 and December 31, 2024, respectively. Of the available cash and cash equivalents, $146 million was deposited in operating accounts and $607 million was invested in U.S. government backed securities and time deposits as of March 31, 2025, compared to $117 million deposited in operating accounts and $664 million invested in U.S. government backed securities as of December 31, 2024.

As of March 31, 2025, the total of cash held by foreign subsidiaries was $80 million, the majority of which was at our subsidiaries located in China, India, Japan, Hungary and the Netherlands. We manage our worldwide cash requirements considering available funds among the subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. As a result, we do not currently anticipate that local liquidity restrictions will preclude us from funding our targeted initiatives or operating needs with local resources.

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

Our liquidity requirements are significant, primarily due to our debt service requirements. As of March 31, 2025, we had $513 million of indebtedness associated with ATI’s Term Loan, $400 million of indebtedness associated with ATI’s 4.75% Senior Notes due October 2027 (“4.75% Senior Notes”), $500 million of indebtedness associated with ATI’s 5.875% Senior Notes due June 2029 (“5.875% Senior Notes”) and $1,000 million of indebtedness associated with ATI’s 3.75% Senior Notes due January 2031 (“3.75% Senior Notes” and, together with the 4.75% Senior Notes and 5.875% Senior Notes, the “Senior Notes”). Short-term and long-term debt service liquidity requirements consist of $1 million of minimum required quarterly principal payments on ATI’s Term Loan through its maturity date of March 2031 and periodic interest payments on ATI’s Term Loan and the Senior Notes. There are no required quarterly principal payments on the Senior Notes. Long-term debt service liquidity requirements also consist of the payment in full of any remaining principal balance of ATI’s Term Loan and the Senior Notes upon their respective maturity dates.

We made $1 million and $101 million of principal payments on the Term Loan during the three months ended March 31, 2025 and 2024, respectively. Our ability to make payments on and refinance our indebtedness and to fund planned capital expenditures and growth initiatives will depend on our ability to generate cash in the future.

The Senior Secured Credit Facility provides for a $750 million Revolving Credit Facility, net of an allowance for up to $75 million in outstanding letter of credit commitments. As of March 31, 2025, we had $744 million available under the Revolving Credit Facility, net of $6 million in letters of credit. As of March 31, 2025, we had no amounts outstanding under the Revolving Credit Facility. If we have commitments outstanding on the Revolving Credit Facility at the end of a fiscal quarter, the Senior Secured Credit Facility requires us to maintain a specified maximum first lien net leverage ratio of 5.50x. Additionally, within the terms of the Senior Secured Credit Facility, a first lien net leverage ratio at or below 4.00x results in the elimination of excess cash flow payments on the Senior Secured Credit Facility for the applicable year. As of March 31, 2025, our first lien net leverage ratio was (0.21x). The Senior Secured Credit Facility also provides certain financial incentives based on our first lien net leverage ratio. A first lien net leverage ratio at or below 4.00x and above 3.50x results in a 25 basis point reduction to the applicable margin on the Revolving Credit Facility. A first lien net leverage ratio at or below 3.50x results in an additional 25 basis point reduction to the applicable margin on the Revolving Credit Facility. These reductions remain in effect as long as we achieve a first lien net leverage ratio at or below the related threshold.

In addition, the Credit Agreement includes, among other things, customary restrictions (subject to certain exceptions) on our ability to incur certain indebtedness, grant certain liens, make certain investments, engage in acquisitions, consolidations and mergers, declare or pay certain dividends, and repurchase shares of our common stock. The indentures governing the Senior Notes contain negative covenants restricting or limiting our ability to, among other things, incur or guarantee additional indebtedness, incur liens, pay dividends on, redeem or repurchase our capital stock, make certain investments, permit payment or dividend restrictions on certain of our subsidiaries, sell assets, engage in certain transactions with affiliates, and consolidate or merge or sell all or substantially all of our assets. As of March 31, 2025, we are in compliance with all covenants under the Senior Secured Credit Facility and indentures governing the Senior Notes.

Our credit ratings and outlook are reviewed periodically by Moody’s Ratings (“Moody’s”) and Fitch Ratings, Inc. (“Fitch”). As of March 31, 2025, our credit ratings from both Moody's and Fitch are shown in the table below:

March 31, 2025
Credit Ratings	Moody's	Fitch
Corporate Credit	Ba1	BB+
Term Loan	Baa2	BBB-
4.75% Senior Notes	Ba2	BB+
5.875% Senior Notes	Ba2	BB+
3.75% Senior Notes	Ba2	BB+

On February 20, 2025, our Board of Directors authorized us to repurchase an additional $1,000 million of our common stock pursuant to our stock repurchase program (the "Repurchase Program"), bringing the total amount authorized pursuant to the Repurchase Program to $5,000 million. During the three months ended March 31, 2025, we repurchased $154 million of our common stock under the Repurchase Program. Substantially all of the repurchase transactions during the three months ended March 31, 2025 were settled in cash during the same period. As of March 31, 2025, we had approximately $1,366 million available under the Repurchase Program.

The following table shows our sources and uses of funds for the three months ended March 31, 2025 and 2024 (dollars in millions):

	Three Months Ended March 31,
Statements of Cash Flows Data	2025	2024
Cash flows provided by operating activities	$181	$173
Cash flows used for investing activities	$(26)	$(12)
Cash flows used for financing activities	$(184)	$(164)

Generally, cash provided by operating activities has been adequate to fund our operations. We have significant liquidity, including $753 million of cash and cash equivalents and $744 million available under the Revolving Credit Facility, net of $6 million of letters of credit, as of March 31, 2025. At this time, we believe cash provided by operating activities, cash and cash equivalents and borrowing capacity under the Revolving Credit Facility will be sufficient to meet our known and anticipated cash requirements for the next twelve months and thereafter.

Cash provided by operating activities

Operating activities for the three months ended March 31, 2025 generated $181 million of cash compared to $173 million for the three months ended March 31, 2024. The increase was principally driven by UAW Local 933 contract signing incentives recognized in the first quarter of 2024 that did not reoccur in 2025, partially offset by higher cash incentive compensation payments.

Cash used for investing activities

Investing activities for the three months ended March 31, 2025 used $26 million of cash compared to $12 million for the three months ended March 31, 2024. The increase was principally driven by a $15 million increase in capital expenditures.

Cash used for financing activities

Financing activities for the three months ended March 31, 2025 used $184 million of cash compared to $164 million for the three months ended March 31, 2024. The increase was principally driven by $98 million of higher stock repurchases under the Repurchase Program and $17 million of lower proceeds from the exercise of stock options, partially offset by $100 million of decreased payments on our long-term debt.

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

Critical Accounting Estimates

A discussion of our critical accounting estimates is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the Securities and Exchange Commission on February 13, 2025. The preparation of the condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the applicable reporting period. Actual results could differ materially from these estimates. Changes in estimates are recorded in results of operations in the period that the events or circumstances giving rise to such changes occur. Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different estimates being reported for the three months ended March 31, 2025.

Recently Issued Accounting Pronouncements

See "Note B. Summary of Significant Accounting Policies” in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. The words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Although forward-looking statements reflect management’s good faith beliefs, reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements speak only as of the date the statements are made. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to: our participation in markets that are competitive; our ability to prepare for, respond to and successfully achieve our objectives relating to technological and market developments, competitive threats and changing customer needs, including with respect to electric hybrid and fully electric commercial vehicles; increases in cost, disruption of supply or shortage of labor, freight, raw materials, energy or components used to manufacture or transport our products or those of our customers or suppliers, including as a result of geopolitical risks, natural disasters, extreme weather events, wars and public health crises such as pandemics; global economic volatility; general economic and industry conditions, including the risk of prolonged inflation and recession; labor strikes, work stoppages or similar labor disputes, which could significantly disrupt our operations or those of our principal customers or suppliers; the highly cyclical industries in which certain of our end users operate; uncertainty in the global regulatory and business environments in which we operate; the concentration of our net sales in our top five customers and the loss of any one of these; cybersecurity risks to our operational systems, security systems or infrastructure owned by us or our third-party vendors and suppliers; the failure of markets outside North America to increase adoption of fully automatic transmissions; the success of our research and development efforts, the outcome of which is uncertain; U.S. and foreign defense spending; risks associated with our international operations, including acts of war and increased trade protectionism and tariffs; the discovery of defects in our products, resulting in delays in new model launches, recall campaigns and/or increased warranty costs and reduction in future sales or damage to our brand and reputation; our ability to identify, consummate and effectively integrate acquisitions and collaborations; and risks related to our indebtedness.

Important factors that could cause actual results to differ materially from our expectations are disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the Securities and Exchange Commission on February 13, 2025 and Part II, Item 1A of this Quarterly Report on Form 10-Q. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other Securities and Exchange Commission filings or public communications. You should evaluate all forward-looking statements made in this Quarterly Report on Form 10-Q in the context of these risks and uncertainties.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk consists of changes in interest rates, foreign currency rate fluctuations and movements in commodity prices.

Interest Rate Risk

Our principal interest rate exposure relates to outstanding amounts under our Senior Secured Credit Facility. Our Senior Secured Credit Facility provides for variable rate borrowings of up to $1,257 million, including our $513 million Term Loan and $744 million available under our Revolving Credit Facility, net of $6 million of letters of credit. As of March 31, 2025, we held interest rate swap contracts that, in the aggregate, effectively hedge $500 million of the variable rate debt associated with the Term Loan at the forward-looking term rate based on the Secured Overnight Financing Rate weighted average fixed rate of 2.81% through September 2025. A one-eighth percent increase or decrease in assumed interest rates for the Senior Secured Credit Facility, if fully drawn as of March 31, 2025, would have an impact of approximately $1 million on interest expense per year. As of March 31, 2025, we had no outstanding borrowings against the Revolving Credit Facility.

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

Commodity Price Risk

We are subject to changes in our cost of sales caused by movements in underlying commodity prices. As of March 31, 2025, approximately 66% of our cost of sales consisted of purchased components. A substantial portion of the purchased parts are made of aluminum and steel. The cost of aluminum parts includes an adjustment factor on future purchases for fluctuations in aluminum prices based on accepted industry indices. In addition, a substantial amount of steel-based contracts also includes an index-based component. As our costs change, we are able to pass through a portion of the changes in commodity prices to certain of our customers according to our LTAs. We historically have not entered into long-term purchase contracts related to the purchase of aluminum and steel.

Assuming current levels of commodity purchases, a 10% variation in the price of aluminum and steel would correspondingly change our earnings by approximately $8 million and $12 million per year, respectively.

Many of our LTAs have incorporated a cost-sharing arrangement related to potential future commodity price fluctuations. For purposes of the sensitivity analysis above, the impact of these cost sharing arrangements has not been included.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Chief Operating Officer, who is our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on the evaluation, our Chief Executive Officer and Chief Operating Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Operating Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There have been no material changes from our risk factors as previously reported in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the Securities and Exchange Commission on February 13, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information related to our repurchases of our common stock on a monthly basis during the three months ended March 31, 2025:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 – January 31, 2025	261,153	$114.86	261,153	$489,146,500
February 1 – February 28, 2025	398,725	$104.08	398,725	$1,447,649,046
March 1 – March 31, 2025	841,831	$97.40	841,831	$1,365,652,876
	1,501,709	$102.21	1,501,709

(1)
These values reflect the amounts that may be repurchased under the Repurchase Program approved by the Board of Directors on November 14, 2016 and the increases approved by the Board of Directors on November 8, 2017, July 30, 2018, May 9, 2019, February 24, 2022 and February 20, 2025, which in the aggregate total authorized repurchases of $5,000 million. The Repurchase Program has no termination date.

Item 5. Other Information

Insider Trading Arrangements

The following table sets forth information related to the Company's directors and officers who adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) ("Rule 10b5-1 trading arrangement") or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(c) of Regulation S-K, during the three months ended March 31, 2025:

				Trading Arrangement
Name	Title	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares to be Sold	Expiration Date
Ryan A. Milburn	Vice President, Engineering and Technology Development	Adopted	2/19/2025	X		7,910	12/31/2026
G. Frederick Bohley	Chief Operating Officer	Adopted	2/26/2025	X		10,348	2/17/2026
Eric Scroggins	Vice President, General Counsel and Assistant Secretary	Adopted	2/27/2025	X		6,300	2/17/2026

* Intended to satisfy the affirmative defense of Rule 10b5-1(c)

** Not intended to satisfy the affirmative defense of Rule 10b5-1(c)

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1

Certification of Periodic Report by Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

10.1	Form of 2025 Equity Incentive Award Plan Performance Stock Unit Agreement (filed herewith)

101.INS	Inline XBRL Instance Document (filed herewith)

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document (filed herewith)

104	Cover Page Interactive Data File – The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLISON TRANSMISSION HOLDINGS, INC.

Date: May 2, 2025	By:	/s/ David S. Graziosi

		Name:	David S. Graziosi
		Title:	Chair, President and Chief Executive Officer (Principal Executive Officer)

Date: May 2, 2025	By:	/s/ G. Frederick Bohley

		Name:	G. Frederick Bohley
		Title:	Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)