Form 10-Q
period 2025-09-30
Allison Transmission Holdings Inc
filed 2025-10-30
CIK 1411207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 16, 2025, there were 83,228,716 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Allison Transmission Holdings, Inc.

Condensed Consolidated Balance Sheets

(unaudited, dollars in millions, except share and per share data)

	September 30, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$902	$781
Accounts receivable – net of allowance for doubtful accounts of $1	329	360
Inventories	331	315
Other current assets	109	82
Total Current Assets	1,671	1,538
Marketable securities	23	11
Property, plant and equipment, net	834	803
Intangible assets, net	816	822
Goodwill	2,075	2,075
Other non-current assets	98	87
TOTAL ASSETS	$5,517	$5,336
LIABILITIES
Current Liabilities
Accounts payable	$192	$212
Product warranty liability	34	31
Current portion of long-term debt	5	5
Deferred revenue	35	41
Other current liabilities	172	217
Total Current Liabilities	438	506
Product warranty liability	47	36
Deferred revenue	101	95
Long-term debt	2,393	2,395
Deferred income taxes	545	501
Other non-current liabilities	152	152
TOTAL LIABILITIES	3,676	3,685
Commitments and contingencies (see Note P)
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 1,880,000,000 shares authorized, 83,328,575 shares issued and outstanding and 85,776,801 shares issued and outstanding, respectively	1	1
Non-voting common stock, $0.01 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Paid in capital	1,953	1,940
Accumulated deficit	(70)	(239)
Accumulated other comprehensive loss, net of tax	(43)	(51)
TOTAL STOCKHOLDERS’ EQUITY	1,841	1,651
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$5,517	$5,336

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited, dollars in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	$693	$824	$2,273	$2,429
Cost of sales	364	428	1,164	1,273
Gross profit	329	396	1,109	1,156
Selling, general and administrative	82	85	270	253
Engineering — research and development	43	51	130	146
Operating income	204	260	709	757
Interest expense, net	(24)	(21)	(67)	(68)
Other income (expense), net	2	10	15	(2)
Income before income taxes	182	249	657	687
Income tax expense	(45)	(49)	(133)	(131)
Net income	$137	$200	$524	$556
Basic earnings per share attributable to common stockholders	$1.63	$2.30	$6.24	$6.39
Diluted earnings per share attributable to common stockholders	$1.63	$2.27	$6.16	$6.32
Comprehensive income, net of tax	$131	$199	$532	$549

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited, dollars in millions)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$524	$556
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	87	82
Deferred income taxes	46	(12)
Stock-based compensation	20	20
Unrealized (gain) loss on marketable securities	(11)	8
Amortization of intangible assets	5	8
Amortization of deferred financing fees	5	2
Pension settlement loss	—	4
Technology-related investments loss	—	1
Other	—	2
Changes in assets and liabilities:
Accounts receivable	37	(36)
Inventories	(11)	(50)
Accounts payable	(38)	36
Other assets and liabilities	(71)	(31)
Net cash provided by operating activities	593	590
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of long-lived assets	(101)	(68)
Investment in equity method investee	(4)	(4)
Investment in debt securities	(3)	—
Proceeds from sale of assets	—	4
Investment in equities without a readily determinable fair value	—	(2)
Net cash used for investing activities	(108)	(70)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(282)	(133)
Dividend payments	(69)	(66)
Taxes paid related to net share settlement of equity awards	(15)	(9)
Proceeds from exercise of stock options	8	28
Debt financing fees	(6)	(4)
Payments on long-term debt	(4)	(103)
Net cash used for financing activities	(368)	(287)
Effect of exchange rate changes on cash	4	—
Net increase in cash and cash equivalents	121	233
Cash and cash equivalents at beginning of period	781	555
Cash and cash equivalents at end of period	$902	$788
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$(101)	$(150)
Interest paid	$(87)	$(91)
Interest received from interest rate swaps	$6	$10
Non-cash investing activities:
Capital expenditures in liabilities	$24	$30

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited, dollars in millions)

	Three Months Ended
	Common Stock	Non-voting Common Stock	Preferred Stock	Paid-in Capital	Accumulated (Deficit) Income	Accumulated Other Comprehensive (Loss) Income, net of tax	Stockholders' Equity
Balance at June 30, 2024	$1	$—	$—	$1,919	$(399)	$(37)	$1,484
Stock-based compensation	—	—	—	6	—	—	6
Pension and OPEB liability adjustment	—	—	—	—	—	(3)	(3)
Foreign currency translation adjustment	—	—	—	—	—	8	8
Interest rate swaps	—	—	—	—	—	(6)	(6)
Issuance of common stock	—	—	—	5	—	—	5
Repurchase of common stock	—	—	—	—	(51)	—	(51)
Dividends on common stock ($0.25 per share)	—	—	—	—	(22)	—	(22)
Net income	—	—	—	—	200	—	200
Balance at September 30, 2024	$1	$—	$—	$1,930	$(272)	$(38)	$1,621
Balance at June 30, 2025	$1	$—	$—	$1,946	$(157)	$(37)	$1,753
Stock-based compensation	—	—	—	6	—	—	6
Pension and OPEB liability adjustment	—	—	—	—	—	(2)	(2)
Foreign currency translation adjustment	—	—	—	—	—	(1)	(1)
Interest rate swaps	—	—	—	—	—	(3)	(3)
Issuance of common stock	—	—	—	1	—	—	1
Repurchase of common stock	—	—	—	—	(27)	—	(27)
Dividends on common stock ($0.27 per share)	—	—	—	—	(23)	—	(23)
Net income	—	—	—	—	137	—	137
Balance at September 30, 2025	$1	$—	$—	$1,953	$(70)	$(43)	$1,841

The accompanying notes are an integral part of the condensed consolidated financial statements.

	Nine Months Ended
	Common Stock	Non-voting Common Stock	Preferred Stock	Paid-in Capital	Accumulated (Deficit) Income	Accumulated Other Comprehensive (Loss) Income, net of tax	Stockholders' Equity
Balance at December 31, 2023	$1	$—	$—	$1,891	$(628)	$(31)	$1,233
Stock-based compensation	—	—	—	20	—	—	20
Pension and OPEB liability adjustment	—	—	—	—	—	(2)	(2)
Foreign currency translation adjustment	—	—	—	—	—	1	1
Interest rate swaps	—	—	—	—	—	(6)	(6)
Issuance of common stock	—	—	—	19	—	—	19
Repurchase of common stock	—	—	—	—	(134)	—	(134)
Dividends on common stock ($0.75 per share)	—	—	—	—	(66)	—	(66)
Net income	—	—	—	—	556	—	556
Balance at September 30, 2024	$1	$—	$—	$1,930	$(272)	$(38)	$1,621
Balance at December 31, 2024	$1	$—	$—	$1,940	$(239)	$(51)	$1,651
Stock-based compensation	—	—	—	20	—	—	20
Pension and OPEB liability adjustment	—	—	—	—	—	(5)	(5)
Foreign currency translation adjustment	—	—	—	—	—	18	18
Interest rate swaps	—	—	—	—	—	(5)	(5)
Issuance of common stock	—	—	—	(7)	—	—	(7)
Repurchase of common stock	—	—	—	—	(286)	—	(286)
Dividends on common stock ($0.81 per share)	—	—	—	—	(69)	—	(69)
Net income	—	—	—	—	524	—	524
Balance at September 30, 2025	$1	$—	$—	$1,953	$(70)	$(43)	$1,841

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

In July 2025, the FASB issued authoritative accounting guidance providing a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets arising from contracts with customers. The guidance will become effective for the Company beginning January 1, 2026 and will be applied prospectively. Management is currently evaluating the potential impact of this practical expedient on the Company's consolidated financial statements.

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

In September 2025, the FASB issued authoritative accounting guidance to modernize the accounting for costs related to internal-use software. The new guidance removes the software project development stages and provides new guidance on evaluating if the probable-to-complete recognition threshold has been met. The guidance will become effective for the Company beginning January 1, 2028 with early adoption permitted. Upon adoption, the guidance may be applied prospectively, retrospectively or using a modified transition approach. Management is currently evaluating the potential impact of this guidance on the Company's consolidated financial statements.

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

The Company may also use volume-based discounts and rebates as marketing incentives in the sales of both vehicle propulsion solutions and service parts, which are accounted for as variable consideration. The Company records the impact of the incentives as a reduction to revenue when it is determined that the adjustment is not likely to reverse. The Company estimates the impact of all other incentives based on the related sales and market conditions in the end market vocation. The Company recorded no material adjustments based on variable consideration during any of the three or nine months ended September 30, 2025 or 2024.

Net sales are made on credit terms, generally 30 days, based on an assessment of the customer’s creditworthiness. For certain goods or services, the Company receives consideration prior to satisfying the related performance obligation. Such consideration is recorded as a contract liability in current and non-current deferred revenue as of September 30, 2025 and December 31, 2024. See "Note J. Deferred Revenue” for more information, including the amount of revenue earned during each of the three and nine months ended September 30, 2025 and 2024 that had been previously deferred. The Company had no material contract assets as of either September 30, 2025 or December 31, 2024.

The Company has one operating segment and reportable segment. The Company is in one line of business, which is the design, manufacture and distribution of vehicle propulsion solutions. The following presents disaggregated revenue by categories that best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
North America On-Highway	$327	$457	$1,179	$1,333
Outside North America On-Highway	122	126	376	369
Global Off-Highway	7	20	41	89
Defense	78	53	194	144
Service Parts, Support Equipment and Other	159	168	483	494
Total Net Sales	$693	$824	$2,273	$2,429

NOTE D. INVENTORIES

Inventories consisted of the following components (dollars in millions):

	September 30, 2025	December 31, 2024
Purchased parts and raw materials	$175	$162
Work in progress	22	17
Finished goods	71	79
Service parts	63	57
Total inventories	$331	$315

Inventory components shipped to third parties, primarily cores, parts to re-manufacturers, and parts to contract manufacturers, which the Company has an obligation to buy back, are included in purchased parts and raw materials, with an offsetting liability in Other current liabilities. See "Note L. Other Current Liabilities” for more information.

NOTE E. GOODWILL AND OTHER INTANGIBLE ASSETS

As of both September 30, 2025 and December 31, 2024, the carrying value of the Company’s Goodwill was $2,075 million.

The following presents a summary of other intangible assets (dollars in millions):

	September 30, 2025			December 31, 2024
	Intangible assets, gross	Accumulated amortization	Intangible assets, net	Intangible assets, gross	Accumulated amortization	Intangible assets, net
Other intangible assets:
Trade name	$791	$—	$791	$791	$—	$791
Customer relationships — commercial	839	(838)	1	839	(837)	2
Proprietary technology	507	(483)	24	507	(481)	26
Customer relationships — defense	62	(62)	—	62	(59)	3
Non-compete agreement	1	(1)	—	1	(1)	—
Total	$2,200	$(1,384)	$816	$2,200	$(1,378)	$822

Amortization expense related to other intangible assets for the next five fiscal years is expected to be (dollars in millions):

	2026	2027	2028	2029	2030
Amortization expense	$3	$3	$2	$2	$2

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

Level 3 — Certain inputs are unobservable or have little or no market data available. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At each balance sheet date, the Company performs an analysis of all instruments subject to authoritative accounting guidance and includes, in Level 3, all of those whose fair value is based on significant unobservable inputs. As of September 30, 2025 and December 31, 2024, the Company did not have any Level 3 financial assets or liabilities.

The following table summarizes the Company’s financial assets and (liabilities) measured at fair value as of September 30, 2025 and December 31, 2024 (dollars in millions):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		TOTAL
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Cash equivalents	$738	$664	$—	$—	$738	$664
Marketable securities	23	11	—	—	23	11
Rabbi trust assets	24	20	—	—	24	20
Deferred compensation obligation	(24)	(20)	—	—	(24)	(20)
Debt securities	—	—	3	—	3	—
Derivative assets	—	—	—	5	—	5
Total	$761	$675	$3	$5	$764	$680

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

The Company's debt securities are classified as available-for-sale and qualify as Level 2 in the fair value hierarchy. The Company’s valuation techniques used to calculate the fair value of derivative instruments represent a market approach with observable inputs that qualify as Level 2 in the fair value hierarchy. The Company uses valuations from the issuing financial institutions for the fair value measurement of interest rate swaps. The floating-to-fixed interest rate swaps are based on the Secured Overnight Financing Rate ("SOFR"), which is observable at commonly quoted intervals. The fair values are included in Other current assets in the Condensed Consolidated Balance Sheets. See "Note H. Derivatives” for more information regarding the Company's interest rate swaps.

The Company holds equity securities in unconsolidated entities without a readily determinable fair value. Each of these investments represents a less than 20% ownership interest in the respective privately-held entity, and the Company does not maintain significant influence over or control of any of the entities. The Company has elected the measurement alternative and measures the investments at cost, less any impairment, plus or minus adjustments related to observable price changes in orderly transactions for identical or similar investments of the same issuer. These equity investments are recorded in Other non-current assets in the Condensed Consolidated Balance Sheets, with changes in the value recorded in Other income (expense), net in the Condensed Consolidated Statements of Comprehensive Income. As of both September 30, 2025 and December 31, 2024, the Company held equity securities without a readily determinable fair value of $7 million. During the three and nine months ended September 30, 2025, no impairment charges or adjustments resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer occurred for any of these investments.

NOTE G. DEBT

Long-term debt and maturities are as follows (dollars in millions):

	September 30, 2025	December 31, 2024
Long-term debt:
Senior Notes, fixed 4.75%, due 2027	$400	$400
Senior Notes, fixed 5.875%, due 2029	500	500
Senior Notes, fixed 3.75%, due 2031	1,000	1,000
Senior Secured Credit Facility Term Loan, variable, due 2031	510	514
Total long-term debt	$2,410	$2,414
Less: current maturities of long-term debt	5	5
deferred financing costs, net	12	14
Total long-term debt, net	$2,393	$2,395

As of September 30, 2025, the Company had $2,410 million of indebtedness associated with Allison Transmission, Inc.’s (“ATI”), the Company’s wholly-owned subsidiary, 4.75% Senior Notes due October 2027 (“4.75% Senior Notes”), ATI’s 5.875% Senior Notes due June 2029 (“5.875% Senior Notes”), ATI’s 3.75% Senior Notes due January 2031 (“3.75% Senior Notes” and, together with the 4.75% Senior Notes and 5.875% Senior Notes, the “Senior Notes”) and the Second Amended and Restated Credit Agreement dated as of March 29, 2019, as amended (the “Credit Agreement”), governing ATI’s term loan facility in the amount of $510 million due March 2031 (“Term Loan”) and ATI’s revolving credit facility with commitments in the amount of $750 million due March 2029 (“Revolving Credit Facility” and, together with the Term Loan, the “Senior Secured Credit Facility”).

The fair value of the Company’s long-term debt obligations as of September 30, 2025 was $2,332 million. The fair value is based on quoted Level 2 market prices of the Company’s debt as of September 30, 2025. The difference between the fair value and carrying value of the long-term debt is driven primarily by trends in the financial markets.

Senior Secured Credit Facility

The borrowings under the Senior Secured Credit Facility are collateralized by a lien on substantially all assets of the Company, ATI and certain existing and future U.S. subsidiary guarantors, as provided in the Credit Agreement. Interest on the Term Loan, as of September 30, 2025, is either (a) 1.75% over a SOFR rate on deposits in U.S. dollars for one-, three- or six-month periods (or a twelve-month period if, at the time of the borrowing, consented to by all relevant lenders and the administrative agent) ("Term SOFR"), or (b) 0.75% over the greater of the prime lending rate as quoted by the administrative agent, the Term SOFR rate for an interest period of one month plus 1.00% and the federal funds effective rate published by the Federal Reserve Bank of New York plus 0.50%, subject to a 1.00% floor (the "Base Rate"). As of September 30, 2025, the Company elected to pay the lowest all-in rate of Term SOFR plus the applicable margin, or 5.90%, on the Term Loan. The Credit Agreement requires minimum quarterly principal payments on the Term Loan, as well as prepayments from certain net cash proceeds of non-ordinary course asset sales and casualty and condemnation events, the incurrence of certain debt and from a percentage of excess cash flow, if applicable. The minimum required quarterly principal payment on the Term Loan through its maturity date of March 2031 is $1 million. As of September 30, 2025, there had been no payments required for certain net cash proceeds of non-ordinary course asset sales and casualty and condemnation events. The remaining principal balance is due upon maturity.

The Senior Secured Credit Facility also provides a Revolving Credit Facility, net of an allowance for up to $75 million in outstanding letters of credit commitments. During the nine months ended September 30, 2025, the Company made no withdrawals on the Revolving Credit Facility. As of September 30, 2025, the Company had $745 million available under the Revolving Credit Facility, net of $5 million in letters of credit. Borrowings under the Revolving Credit Facility bear interest at a variable base rate plus an applicable margin based on the Company’s first lien net leverage ratio. When the Company’s first lien net leverage ratio is above 4.00x, interest on the Revolving Credit Facility is (a) 0.75% over the Base Rate or (b) 1.75% over the Term SOFR rate; when the Company’s first lien net leverage ratio is equal to or less than 4.00x and above 3.50x, interest on the Revolving Credit Facility is (i) 0.50% over the Base Rate or (ii) 1.50% over the Term SOFR rate; and when the Company’s first lien net leverage ratio is equal to or below 3.50x, interest on the Revolving Credit Facility is (y) 0.25% over the Base Rate or (z) 1.25% over the Term SOFR rate. As of September 30, 2025, the applicable margin for the Revolving Credit Facility was 1.25%. In addition, there is an annual commitment fee, based on the Company’s first lien net leverage ratio, on the average unused revolving credit borrowings available under the Revolving Credit Facility. As of September 30, 2025, the commitment fee was 0.25%. Borrowings under the Revolving Credit Facility are payable at the option of the Company throughout the term of the Revolving Credit Facility with the balance due in March 2029.

The Senior Secured Credit Facility requires the Company to maintain a specified maximum first lien net leverage ratio of 5.50x when revolving loan commitments remain outstanding on the Revolving Credit Facility at the end of a fiscal quarter. As of September 30, 2025, the Company had no amounts outstanding under the Revolving Credit Facility; however, the Company would have been in compliance with the maximum first lien net leverage ratio, achieving a (0.35x) ratio. Additionally, within the terms of the Senior Secured Credit Facility, a first lien net leverage ratio at or below 4.00x results in the elimination of excess cash flow payments on the Senior Secured Credit Facility for the applicable year.

In addition, the Credit Agreement, among other things, includes customary restrictions (subject to certain exceptions) on the Company’s ability to incur certain indebtedness, grant certain liens, make certain investments, engage in acquisitions, consolidations and mergers, declare or pay certain dividends or repurchase shares of the Company’s common stock. As of September 30, 2025, the Company was in compliance with all covenants under the Credit Agreement.

Senior Notes

Each series of the Senior Notes is unsecured and is guaranteed by each of ATI’s domestic subsidiaries that is a borrower under or guarantees the Senior Secured Credit Facility and is unconditionally guaranteed, jointly and severally, by any of ATI’s future domestic subsidiaries that are borrowers under or guarantee the Senior Secured Credit Facility. None of ATI’s domestic subsidiaries currently guarantee its obligations under the Senior Secured Credit Facility, and therefore none of ATI’s domestic subsidiaries currently guarantee any series of the Senior Notes. The indentures governing the Senior Notes contain negative covenants restricting or limiting the Company’s ability to, among other things: incur or guarantee additional indebtedness, incur liens, pay dividends on, redeem or repurchase the Company’s capital stock, make certain investments, permit payment or dividend restrictions on certain of the Company’s subsidiaries, sell assets, engage in certain transactions with affiliates, and consolidate or merge or sell all or substantially all of the Company’s assets. As of September 30, 2025, the Company was in compliance with all covenants under the indentures governing the Senior Notes.

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

NOTE H. DERIVATIVES

The Company is subject to interest rate risk related to the Senior Secured Credit Facility and entered into interest rate swaps to manage a portion of this exposure. The interest rate swaps were designated as cash flow hedges that qualified for hedge accounting under the hypothetical derivative method and effectively hedged $500 million of the variable rate debt associated with the Term Loan at the Term SOFR weighted average fixed rate of 2.81% through September 2025.

Fair value adjustments associated with the interest rate swaps were recorded as a component of Accumulated other comprehensive loss, net of tax (“AOCL”) in the Condensed Consolidated Balance Sheets. Balances in AOCL were reclassified to earnings when transactions related to the underlying risk were settled.

In September 2025, all of the Company's interest rate swap contracts reached maturity and were terminated. See "Note F. Fair Value of Financial Instruments” for information regarding the fair value of the Company’s interest rate swaps. The following tabular disclosures further describe the Company’s interest rate swap derivatives qualifying and designated for hedge accounting and their impact on the financial condition of the Company (dollars in millions):

		Fair Value
	Balance Sheet Location	September 30, 2025	December 31, 2024
Derivative Assets:
Interest rate swaps	Other current assets	$—	$5
Total derivative assets		$—	$5

As of September 30, 2025, all derivative gains recorded in AOCL were reclassified to earnings. There were $5 million of net derivative gains recorded in AOCL as of December 31, 2024. See "Note O. Accumulated Other Comprehensive Loss” for information regarding activity recorded as a component of AOCL during the three and nine months ended September 30, 2025 and 2024.

NOTE I. PRODUCT WARRANTY LIABILITIES

As of September 30, 2025, current and non-current product warranty liabilities were $34 million and $47 million, respectively. As of September 30, 2024, current and non-current product warranty liabilities were $29 million and $32 million, respectively.

Product warranty liability activities consisted of the following (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning balance	$79	$59	$67	$59
Payments	(9)	(10)	(27)	(32)
Increase in liability (warranty issued during period)	9	8	26	24
Net adjustments to liability	2	4	15	10
Ending balance	$81	$61	$81	$61

NOTE J. DEFERRED REVENUE

As of September 30, 2025, current and non-current deferred revenue were $35 million and $101 million, respectively. As of September 30, 2024, current and non-current deferred revenue were $45 million and $93 million, respectively.

Deferred revenue activity consisted of the following (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning balance	$136	$136	$136	$130
Increases	9	11	36	37
Revenue earned	(9)	(9)	(36)	(29)
Ending balance	$136	$138	$136	$138

Deferred revenue recorded in current and non-current liabilities related to ETC as of September 30, 2025 was $29 million and $101 million, respectively. Deferred revenue recorded in current and non-current liabilities related to ETC as of September 30, 2024 was $30 million and $92 million, respectively.

NOTE K. LEASES

Contracts are assessed by the Company to determine if the contract conveys the right to control an identified asset in exchange for consideration during a period of time. The Company classifies all identified leases as either operating or finance leases. The Company's operating leases consist of real estate, vehicles and IT equipment. As of both September 30, 2025 and December 31, 2024, the Company was not a party to any finance leases. Contracts that contain leases are assessed to determine if the consideration in the contract is related to a lease component, non-lease component or other components not related to the lease. Lease components are recorded as right-of-use (“ROU”) assets and lease liabilities while any non-lease component is expensed as incurred. The consideration in the contract related to other components not related to the lease is allocated among the lease component and the non-lease component, as applicable, based on the stand-alone selling price of the lease and non-lease components.

Certain lease contracts may contain an option to extend or terminate the lease. The Company considers the economic impact of extension and termination options by contract. If the Company concludes it is reasonably certain an option will be exercised, that option is included in the lease term and impacts the amount recorded as an ROU asset and lease liability at inception of the contract.

ROU assets are calculated as the related lease liability adjusted for lease incentives, any initial direct costs, prepayments and the effect of escalating lease payments on period expense. As of September 30, 2025 and December 31, 2024, total ROU assets were $18 million and $20 million, respectively, and were recorded in Other non-current assets in the Condensed Consolidated Balance Sheets. During the nine months ended September 30, 2025 and 2024, the Company recorded $2 million and $6 million, respectively, of new ROU assets obtained in exchange for lease obligations.

The Company's lease liability is determined by discounting the future cash flows over the lease period. The Company determines its discount rates utilizing current secured financing rates based on the length of the lease period plus the Company's margin over Term SOFR on the Term Loan. The Company believes this rate effectively represents a borrowing rate the Company could obtain on a debt instrument possessing similar terms as the lease. Lease liabilities are classified between current and non-current liabilities based on the terms of the underlying leases. The weighted average discount rate on operating leases as of September 30, 2025 and December 31, 2024 was 4.83% and 4.84%, respectively.

As of September 30, 2025, the Company recorded current and non-current operating lease liabilities of $5 million and $12 million, respectively. As of December 31, 2024, the Company recorded current and non-current operating lease liabilities of $6 million and $14 million, respectively. The Company's current and non-current operating lease liabilities are recorded in Other current liabilities and Other non-current liabilities, respectively, in the Condensed Consolidated Balance Sheets. The following table reconciles future undiscounted cash flows for operating leases to total operating lease liabilities as of September 30, 2025 (dollars in millions):

September 30, 2025
For the remainder of 2025	$2
2026	5
2027	4
2028	3
2029	2
Thereafter	3
Total lease payments	$19
Less: Interest	2
Present value of operating lease liabilities	$17

The weighted average remaining lease term as of September 30, 2025 and September 30, 2024 was 4.8 years and 5.4 years, respectively.

Operating lease expense was $2 million for each of the three months ended September 30, 2025 and 2024 and $5 million for each of the nine months ended September 30, 2025 and 2024, and was recorded within Selling, general and administrative and Engineering — research and development on the Company's Condensed Consolidated Statements of Comprehensive Income. There was no material short-term operating lease expense for any of the three or nine months ended September 30, 2025 or 2024.

NOTE L. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following (dollars in millions):

	September 30, 2025	December 31, 2024
Sales incentives	$42	$42
Payroll and related costs	31	90
Accrued interest payable	28	25
Vendor buyback obligation	20	19
Taxes payable	15	14
Other accruals	36	27
Total	$172	$217

NOTE M. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost (credit) consisted of the following (dollars in millions):

	Pension Plans		Post-retirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025	2024
Net periodic benefit cost (credit):
Service cost	$—	$1	$—	$—
Interest cost	1	2	—	—
Expected return on assets	(1)	(2)	—	—
Prior service credit	—	—	(1)	(3)
Recognized actuarial gain	—	—	(1)	—
Net periodic benefit cost (credit)	$—	$1	$(2)	$(3)

	Pension Plans		Post-retirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net periodic benefit cost (credit):
Service cost	$2	$3	$—	$—
Interest cost	5	6	2	2
Expected return on assets	(5)	(6)	—	—
Settlement loss	—	4	—	—
Prior service credit	—	—	(3)	(7)
Recognized actuarial gain	—	—	(3)	(2)
Net periodic benefit cost (credit)	$2	$7	$(4)	$(7)

The components of net periodic benefit cost (credit) other than the service cost component are included in Other income (expense), net in the Condensed Consolidated Statements of Comprehensive Income.

In June 2024, the Company completed a pension risk transfer to a third-party insurance company of a portion of its salaried defined benefit pension plan's obligations for certain participants and their beneficiaries. The Company agreed to an annuity contract that was purchased using pension plan assets, resulting in the transfer of $30 million of pension plan assets and $30 million of pension plan benefit obligations to the insurance company. As a result of this transaction, in the second quarter of 2024, the Company recognized a non-recurring, non-cash $4 million settlement charge for a pro rata portion of previously unrecognized pension plan actuarial net losses, which was recorded in Other income (expense), net in the Condensed Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2024.

NOTE N. INCOME TAXES

For the three and nine months ended September 30, 2025, the Company recorded total income tax expense of $45 million and $133 million, respectively. The effective tax rate for the three and nine months ended September 30, 2025 was 25% and 20%, respectively. For the three and nine months ended September 30, 2024, the Company recorded total income tax expense of $49 million and $131 million, respectively. The effective tax rate for the three and nine months ended September 30, 2024 was 20% and 19%, respectively. The increase in the effective tax rate for the three months ended September 30, 2025 was principally driven by decreased taxable income as a result of the One Big Beautiful Bill Act ("OBBBA").

On July 4, 2025, the OBBBA was enacted into law. The OBBBA made a number of changes to U.S. federal income tax law that will impact the Company, including: allowing immediate deduction of the full cost of qualified capital investments, suspending the requirement to capitalize and amortize domestic research and development expenditures, and modifying the applicable rules for global intangible low-taxed income and foreign derived intangible income. Management is currently evaluating the full impact the OBBBA will have on the Company's consolidated financial statements. However, the Company expects to realize cash tax savings during the year ending December 31, 2025.

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

NOTE O. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables reconcile changes in AOCL by component (net of tax, dollars in millions):

	Three Months Ended
	Pension and OPEB liability adjustments	Interest rate swaps	Foreign currency items	Total
AOCL as of June 30, 2024	$(1)	$11	$(47)	$(37)
Other comprehensive (loss) income before reclassifications	—	(4)	8	4
Amounts reclassified from AOCL	(3)	(3)	—	(6)
Income tax benefit	—	1	—	1
Net current period other comprehensive (loss) income	$(3)	$(6)	$8	$(1)
AOCL as of September 30, 2024	$(4)	$5	$(39)	$(38)
AOCL as of June 30, 2025	$(6)	$3	$(34)	$(37)
Other comprehensive income before reclassifications	—	—	(1)	(1)
Amounts reclassified from AOCL	(2)	(2)	—	(4)
Income tax expense	—	(1)	—	(1)
Net current period other comprehensive (loss) income	$(2)	$(3)	$(1)	$(6)
AOCL as of September 30, 2025	$(8)	$—	$(35)	$(43)

	Nine Months Ended
	Pension and OPEB liability adjustments	Interest rate swaps	Foreign currency items	Total
AOCL as of December 31, 2023	$(2)	$11	$(40)	$(31)
Other comprehensive income before reclassifications	3	3	1	7
Amounts reclassified from AOCL	(5)	(10)	—	(15)
Income tax benefit	—	1	—	1
Net current period other comprehensive (loss) income	$(2)	$(6)	$1	$(7)
AOCL as of September 30, 2024	$(4)	$5	$(39)	$(38)
AOCL as of December 31, 2024	$(3)	$5	$(53)	$(51)
Other comprehensive income before reclassifications	—	1	18	19
Amounts reclassified from AOCL	(6)	(6)	—	(12)
Income tax benefit	1	—	—	1
Net current period other comprehensive (loss) income	$(5)	$(5)	$18	$8
AOCL as of September 30, 2025	$(8)	$—	$(35)	$(43)

	Amounts reclassified from AOCL
AOCL Components	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Affected line item in the Condensed Consolidated Statements of Comprehensive Income
Interest rate swaps	$2	$3	Interest expense, net
Prior service credit	1	3	Other income (expense), net
Recognized actuarial gain	1	—	Other income (expense), net
Total reclassifications, before tax	$4	$6	Income before income taxes
Income tax expense	(1)	(1)	Income tax expense
Total reclassifications, net of tax	$3	$5

	Amounts reclassified from AOCL
AOCL Components	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024	Affected line item in the Condensed Consolidated Statements of Comprehensive Income
Interest rate swaps	$6	$10	Interest expense, net
Prior service credit	3	7	Other income (expense), net
Recognized actuarial gain	3	2	Other income (expense), net
Pension settlement loss	—	(4)	Other income (expense), net
Total reclassifications, before tax	$12	$15	Income before income taxes
Income tax expense	(3)	(3)	Income tax expense
Total reclassifications, net of tax	$9	$12

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

NOTE Q. EARNINGS PER SHARE

The following table reconciles the numerators and denominators used to calculate basic EPS and diluted EPS (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$137	$200	$524	$556
Weighted average shares of common stock outstanding	84	87	84	87
Dilutive effect of stock-based awards	—	1	1	1
Diluted weighted average shares of common stock outstanding	84	88	85	88
Basic earnings per share attributable to common stockholders	$1.63	$2.30	$6.24	$6.39
Diluted earnings per share attributable to common stockholders	$1.63	$2.27	$6.16	$6.32

The dilutive impact of stock-based compensation is calculated using the treasury stock method. The treasury stock method assumes that the Company uses the proceeds from the exercise of awards to repurchase common stock at the average market price during the period. For each of the three and nine months ended September 30, 2025 and 2024, there were no outstanding stock options that were anti-dilutive and excluded from the diluted EPS calculation. Basic and diluted EPS for the full-year are calculated using the weighted average shares of common stock outstanding during the year while quarterly basic and diluted EPS are calculated using the weighted average shares of common stock outstanding during the quarter; therefore, the sum of each quarter's EPS may not equal full-year EPS.

NOTE R. COMMON STOCK

On February 20, 2025, the Board of Directors authorized the Company to repurchase an additional $1,000 million of its common stock pursuant to the Company's stock repurchase program (the "Repurchase Program"), bringing the total amount authorized pursuant to the Repurchase Program to $5,000 million.

During the three and nine months ended September 30, 2025, the Company repurchased approximately $27 million and $283 million, respectively, of its common stock under the Repurchase Program, leaving $1,236 million of authorized repurchases remaining under the Repurchase Program as of September 30, 2025. The Repurchase Program has no termination date, and the timing and amount of stock purchases are subject to market conditions and corporate needs. The Repurchase Program may be modified, suspended or discontinued at any time at the Company’s discretion.

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

The following presents a financial summary of the Company’s one reportable segment (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	$693	$824	$2,273	$2,429
less:
Cost of sales	364	428	1,164	1,273
Selling, general and administrative	82	85	270	253
Engineering — research and development	43	51	130	146
Other segment items (a)	67	60	185	201
Net income (GAAP)	137	200	524	556
plus:
Income tax expense	45	49	133	131
Depreciation of property, plant and equipment	30	28	87	82
Interest expense, net	24	21	67	68
Amortization of intangible assets	2	1	5	8
Other adjustments (b)	18	6	49	50
Adjusted EBITDA (Non-GAAP)	$256	$305	$865	$895
Total assets	$5,517	$5,368	$5,517	$5,368

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

Third Quarter Net Sales by End Market (dollars in millions)

	For the Three Months Ended September 30,
End Market	2025	2024	% Variance
North America On-Highway	$327	$457	(28)%
Outside North America On-Highway	122	126	(3)%
Global Off-Highway	7	20	(65)%
Defense	78	53	47%
Service Parts, Support Equipment and Other	159	168	(5)%
Total Net Sales	$693	$824	(16)%

North America On-Highway end market net sales were down 28% for the third quarter 2025 compared to the third quarter 2024, principally driven by lower demand for Class 8 vocational and medium-duty trucks, partially offset by price increases on certain products and market share gains for hybrid propulsion systems for transit buses.

Outside North America On-Highway end market net sales were down 3% for the third quarter 2025 compared to the third quarter 2024, principally driven by lower demand in Asia, partially offset by higher demand in Europe.

Global Off-Highway net sales were down $13 million for the third quarter 2025 compared to the third quarter 2024, principally driven by lower demand from the energy, mining and construction sectors outside of North America.

Defense end market net sales were up 47% for the third quarter 2025 compared to the third quarter 2024, principally driven by increased demand for Tracked vehicle applications, price increases on certain products and the continued execution of our growth initiatives.

Service Parts, Support Equipment and Other end market net sales were down 5% for the third quarter 2025 compared to the third quarter 2024, principally driven by lower demand for aluminum die cast components and support equipment, partially offset by price increases on certain products.

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

Cost of sales

Our primary components of cost of sales are purchased parts, the overhead expense related to our manufacturing operations and direct labor associated with the manufacture and assembly of vehicle propulsion solutions and parts. For the nine months ended September 30, 2025, direct material costs were approximately 66%, overhead costs were approximately 26%, and direct labor costs were approximately 8% of cost of sales. We are subject to changes in our cost of sales caused by movements in underlying commodity prices. We seek to hedge against this risk by using long-term agreements (“LTAs”), as appropriate. See Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk” included below.

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

Non-GAAP Financial Measures

We use Adjusted Earnings before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) and Adjusted EBITDA as a percent of net sales to measure our operating profitability. We believe that Adjusted EBITDA and Adjusted EBITDA as a percent of net sales provide management, investors and creditors with useful measures of the operational results of our business and increase the period-to-period comparability of our operating profitability and comparability with other companies. Adjusted EBITDA as a percent of net sales is also used in the calculation of management’s incentive compensation program. The most directly comparable U.S. generally accepted accounting principles (“GAAP”) measure to Adjusted EBITDA and Adjusted EBITDA as a percent of net sales is Net income and Net income as a percent of net sales, respectively. Adjusted EBITDA is calculated as earnings before interest expense, net, income tax expense, amortization of intangible assets, depreciation of property, plant and equipment and other adjustments as defined by the Second Amended and Restated Credit Agreement dated as of March 29, 2019, as amended (the “Credit Agreement”), governing Allison Transmission, Inc.’s (“ATI”), our wholly-owned subsidiary, term loan facility in the amount of $510 million due March 2031 (“Term Loan”) and ATI’s revolving credit facility with commitments in the amount of $750 million due March 2029 ("Revolving Credit Facility" and, together with the Term Loan, the "Senior Secured Credit Facility"). Adjusted EBITDA as a percent of net sales is calculated as Adjusted EBITDA divided by net sales.

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

The following is a reconciliation of Net income and Net income as a percent of net sales to Adjusted EBITDA and Adjusted EBITDA as a percent of net sales and a reconciliation of Net cash provided by operating activities to Adjusted free cash flow:

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited, dollars in millions)	2025	2024	2025	2024
Net income (GAAP)	$137	$200	$524	$556
plus:
Income tax expense	45	49	133	131
Depreciation of property, plant and equipment	30	28	87	82
Interest expense, net	24	21	67	68
Amortization of intangible assets	2	1	5	8
Acquisition-related expenses (a)	14	—	38	—
Stock-based compensation expense (b)	6	6	20	20
Unrealized (gain) loss on marketable securities (c)	(3)	(2)	(11)	8
UAW Local 933 contract signing incentives (d)	—	—	—	14
Pension plan settlement loss (e)	—	—	—	4
Other (f)	1	2	2	4
Adjusted EBITDA (Non-GAAP)	$256	$305	$865	$895
Net sales (GAAP)	$693	$824	$2,273	$2,429
Net income as a percent of Net sales (GAAP)	19.8%	24.3%	23.1%	22.9%
Adjusted EBITDA as a percent of Net sales (Non-GAAP)	36.9%	37.0%	38.1%	36.8%
Net cash provided by operating activities (GAAP) (g)	$228	$246	$593	$590
Deductions to reconcile to Adjusted free cash flow:
Additions of long-lived assets	(44)	(36)	(101)	(68)
Adjusted free cash flow (Non-GAAP) (g)	$184	$210	$492	$522

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
(g)
Net cash provided by operating activities (GAAP) and Adjusted free cash flow (Non-GAAP) include $13 million and $30 million of payments for expenses related to the Acquisition for the three and nine months ended September 30, 2025, respectively. There were no payments for expenses related to the Acquisition in either of the three or nine months ended September 30, 2024.

Results of Operations

Comparison of three months ended September 30, 2025 and 2024

The following table sets forth certain financial information for the three months ended September 30, 2025 and 2024. The following table and discussion should be read in conjunction with the information contained in our condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Three Months Ended September 30,
(unaudited, dollars in millions)	2025	% of net sales	2024	% of net sales
Net sales	$693	100%	$824	100%
Cost of sales	364	53	428	52
Gross profit	329	47	396	48
Operating expenses:
Selling, general and administrative	82	12	85	11
Engineering — research and development	43	6	51	6
Total operating expenses	125	18	136	17
Operating income	204	29	260	31
Interest expense, net	(24)	(3)	(21)	(2)
Other income (expense), net	2	—	10	1
Income before income taxes	182	26	249	30
Income tax expense	(45)	(6)	(49)	(6)
Net income	$137	20%	$200	24%

Net sales

Net sales for the quarter ended September 30, 2025 were $693 million compared to $824 million for the quarter ended September 30, 2024.

The decrease was principally driven by:

•
North America On-Highway end market net sales decreased $130 million, or 28%, principally driven by lower demand for Class 8 vocational and medium-duty trucks, partially offset by price increases on certain products and market share gains for hybrid propulsion systems for transit buses.
•
Global Off-Highway end market net sales decreased $13 million, or 65%, principally driven by lower demand from the energy, mining and construction sectors outside of North America.
•
Service Parts, Support Equipment and Other end market net sales decreased $9 million, or 5%, principally driven by lower demand for aluminum die cast components and support equipment, partially offset by price increases on certain products.
•
Outside North America On-Highway end market net sales decreased $4 million, or 3%, principally driven by lower demand in Asia, partially offset by higher demand in Europe.

These decreases were partially offset by:

•
Defense end market net sales increased $25 million, or 47%, principally driven by increased demand for Tracked vehicle applications, price increases on certain products and the continued execution of our growth initiatives.

Cost of sales

Cost of sales for the quarter ended September 30, 2025 was $364 million compared to $428 million for the quarter ended September 30, 2024, a decrease of 15%. The decrease was principally driven by lower direct material and manufacturing expense commensurate with decreased net sales and $6 million of lower incentive compensation expense, partially offset by unfavorable direct material costs.

Gross profit

Gross profit for the quarter ended September 30, 2025 was $329 million compared to $396 million for the quarter ended September 30, 2024, a decrease of 17%. The decrease was principally driven by $106 million from decreased net sales and $14 million of unfavorable direct material costs, partially offset by $31 million from price increases on certain products, $16 million of lower manufacturing expense and $6 million of lower incentive compensation expense. Gross profit as a percent of net sales for the three months ended September 30, 2025 decreased 60 basis points compared to the same period in 2024.

Selling, general and administrative

Selling, general and administrative expenses for the quarter ended September 30, 2025 were $82 million compared to $85 million for the quarter ended September 30, 2024, a decrease of 4%. The decrease was principally driven by lower incentive compensation expense and lower commercial activities spending to align costs and programs across our business with end markets demand conditions, partially offset by expenses related to the Acquisition.

Engineering — research and development

Engineering expenses for the quarter ended September 30, 2025 were $43 million compared to $51 million for the quarter ended September 30, 2024, a decrease of 16%. The decrease was principally driven by reduced product initiatives spending to align costs and programs across our business with end markets demand conditions and lower incentive compensation expense.

Interest expense, net

Interest expense, net for the quarter ended September 30, 2025 was $24 million compared to $21 million, an increase of 14%. The increase was principally driven by $3 million of increased interest expense from amortization of deferred financing costs related to the Bridge Facility.

Other income (expense), net

Other income (expense), net for the quarter ended September 30, 2025 was $2 million compared to $10 million for the quarter ended September 30, 2024. The change was principally driven by $6 million of unfavorable foreign exchange.

Income tax expense

Income tax expense for the three months ended September 30, 2025 was $45 million, resulting in an effective tax rate of 25%, compared to $49 million of income tax expense and an effective tax rate of 20% for the three months ended September 30, 2024. The decrease in income tax expense was principally driven by decreased taxable income. The increase in the effective tax rate was principally driven by decreased taxable income as a result of the One Big Beautiful Bill Act.

Comparison of nine months ended September 30, 2025 and 2024

The following table sets forth certain financial information for the nine months ended September 30, 2025 and 2024. The following table and discussion should be read in conjunction with the information contained in our condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Nine Months Ended September 30,
(unaudited, dollars in millions)	2025	% of net sales	2024	% of net sales
Net sales	$2,273	100%	$2,429	100%
Cost of sales	1,164	51	1,273	52
Gross profit	1,109	49	1,156	48
Operating expenses:
Selling, general and administrative	270	12	253	11
Engineering — research and development	130	6	146	6
Total operating expenses	400	18	399	17
Operating income	709	31	757	31
Interest expense, net	(67)	(3)	(68)	(3)
Other income (expense), net	15	1	(2)	—
Income before income taxes	657	29	687	28
Income tax expense	(133)	(6)	(131)	(5)
Net income	$524	23%	$556	23%

Net sales

Net sales for the nine months ended September 30, 2025 were $2,273 million compared to $2,429 million for the nine months ended September 30, 2024, a decrease of 6%.

The decrease was principally driven by:

•
North America On-Highway end market net sales decreased $154 million, or 12%, principally driven by lower demand for medium-duty and class 8 vocational trucks, partially offset by price increases on certain products and market share gains for hybrid propulsion systems for transit buses.
•
Global Off-Highway end market net sales decreased $48 million, or 54%, principally driven by lower demand from the energy, mining and construction sectors outside of North America.
•
Service Parts, Support Equipment and Other end market net sales decreased $11 million, or 2%, principally driven by lower demand for aluminum die cast components and support equipment, partially offset by price increases on certain products and higher demand for service parts.

These decreases were partially offset by:

•
Defense end market net sales increased $50 million, or 35%, principally driven by increased demand for Tracked vehicle applications, price increases on certain products and the continued execution of our growth initiatives.
•
Outside North America On-Highway end market net sales increased $7 million, or 2%, principally driven by higher demand in South America and price increases on certain products, partially offset by lower demand in Asia.

Cost of sales

Cost of sales for the nine months ended September 30, 2025 was $1,164 million compared to $1,273 million for the nine months ended September 30, 2024, a decrease of 9%. The decrease was principally driven by lower direct material and manufacturing expense commensurate with decreased net sales, $15 million of lower incentive compensation expense and $13 million of UAW Local 933 contract signing incentives recognized in 2024 that did not reoccur in 2025, partially offset by unfavorable direct material costs.

Gross profit

Gross profit for the nine months ended September 30, 2025 was $1,109 million compared to $1,156 million for the nine months ended September 30, 2024, a decrease of 4%. The decrease was principally driven by $168 million from decreased net sales and $31 million of unfavorable direct material costs, partially offset by $104 million of price increases on certain products, $20 million of lower manufacturing expense, $15 million of lower incentive compensation expense and $13 million of UAW Local 933 contract signing incentives recognized in 2024 that did not reoccur in 2025. Gross profit as a percent of net sales for the nine months ended September 30, 2025 increased 120 basis points compared to the same period in 2024, principally driven by price increases on certain products.

Selling, general and administrative

Selling, general and administrative expenses were $270 million for the nine months ended September 30, 2025 compared to $253 million for the nine months ended September 30, 2024, an increase of 7%. The increase was principally driven by expenses related to the Acquisition and higher product warranty expense, partially offset by lower incentive compensation expense and lower commercial activities spending to align costs and programs across our business with end markets demand conditions.

Engineering — research and development

Engineering expenses for the nine months ended September 30, 2025 were $130 million compared to $146 million for the nine months ended September 30, 2024, a decrease of 11%. The decrease was principally driven by reduced product initiatives spending to align costs and programs across our business with end markets demand conditions and lower incentive compensation expense.

Interest expense, net

Interest expense, net for the nine months ended September 30, 2025 was $67 million compared to $68 million for the nine months ended September 30, 2024, a decrease of 1%.

Other income (expense), net

Other income (expense), net for the nine months ended September 30, 2025 was $15 million compared to ($2) million for the nine months ended September 30, 2024. The change was principally driven by a $19 million change in unrealized mark-to-market adjustments for marketable securities and a $4 million non-cash defined benefit pension plan settlement charge recognized in 2024 that did not reoccur in 2025, partially offset by $4 million of reduced post-retirement benefit plan credits.

Income tax expense

Income tax expense for the nine months ended September 30, 2025 was $133 million, resulting in an effective tax rate of 20%, compared to $131 million of income tax expense and an effective tax rate of 19% for the nine months ended September 30, 2024.

Liquidity and Capital Resources

We generate cash primarily from our operations to fund our operating, investing and financing activities. Our principal uses of cash are operating expenses, capital expenditures, working capital needs, debt service, dividends on common stock, stock repurchases and strategic growth initiatives, including investments, acquisitions and collaborations. Our ability to generate cash in the future and our future uses of cash are subject to general economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control. We had total available cash and cash equivalents of $902 million and $781 million as of September 30, 2025 and December 31, 2024, respectively. Of the available cash and cash equivalents, $164 million was deposited in operating accounts and $738 million was invested primarily in U.S. government backed securities and time deposits as of September 30, 2025, compared to $117 million deposited in operating accounts and $664 million invested primarily in U.S. government backed securities as of December 31, 2024.

As of September 30, 2025, the total of cash held by foreign subsidiaries was $131 million, the majority of which was at our subsidiaries located in the Netherlands, China, Japan and India. We manage our worldwide cash requirements considering available funds among the subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. As a result, we do not currently anticipate that local liquidity restrictions will preclude us from funding our targeted initiatives or operating needs with local resources.

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

Our liquidity requirements are significant, primarily due to our debt service requirements. As of September 30, 2025, we had $510 million of indebtedness associated with ATI’s Term Loan, $400 million of indebtedness associated with ATI’s 4.75% Senior Notes due October 2027 (“4.75% Senior Notes”), $500 million of indebtedness associated with ATI’s 5.875% Senior Notes due June 2029 (“5.875% Senior Notes”) and $1,000 million of indebtedness associated with ATI’s 3.75% Senior Notes due January 2031 (“3.75% Senior Notes” and, together with the 4.75% Senior Notes and 5.875% Senior Notes, the “Senior Notes”). Short-term and long-term debt service liquidity requirements consist of $1 million of minimum required quarterly principal payments on ATI’s Term Loan through its maturity date of March 2031 and periodic interest payments on ATI’s Term Loan and the Senior Notes. There are no required quarterly principal payments on the Senior Notes. Long-term debt service liquidity requirements also consist of the payment in full of any remaining principal balance of ATI’s Term Loan and the Senior Notes upon their respective maturity dates.

We made $4 million and $103 million of principal payments on the Term Loan during the nine months ended September 30, 2025 and 2024, respectively. Our ability to make payments on and refinance our indebtedness and to fund planned capital expenditures and growth initiatives will depend on our ability to generate cash in the future.

The Senior Secured Credit Facility provides for a $750 million Revolving Credit Facility, net of an allowance for up to $75 million in outstanding letter of credit commitments. As of September 30, 2025, we had $745 million available under the Revolving Credit Facility, net of $5 million in letters of credit. As of September 30, 2025, we had no amounts outstanding under the Revolving Credit Facility. If we have commitments outstanding on the Revolving Credit Facility at the end of a fiscal quarter, the Senior Secured Credit Facility requires us to maintain a specified maximum first lien net leverage ratio of 5.50x. Additionally, within the terms of the Senior Secured Credit Facility, a first lien net leverage ratio at or below 4.00x results in the elimination of excess cash flow payments on the Senior Secured Credit Facility for the applicable year. As of September 30, 2025, our first lien net leverage ratio was (0.35x). The Senior Secured Credit Facility also provides certain financial incentives based on our first lien net leverage ratio. A first lien net leverage ratio at or below 4.00x and above 3.50x results in a 25 basis point reduction to the applicable margin on the Revolving Credit Facility. A first lien net leverage ratio at or below 3.50x results in an additional 25 basis point reduction to the applicable margin on the Revolving Credit Facility. These reductions remain in effect as long as we achieve a first lien net leverage ratio at or below the related threshold.

In addition, the Credit Agreement includes, among other things, customary restrictions (subject to certain exceptions) on our ability to incur certain indebtedness, grant certain liens, make certain investments, engage in acquisitions, consolidations and mergers, declare or pay certain dividends, and repurchase shares of our common stock. The indentures governing the Senior Notes contain negative covenants restricting or limiting our ability to, among other things, incur or guarantee additional indebtedness, incur liens, pay dividends on, redeem or repurchase our capital stock, make certain investments, permit payment or dividend restrictions on certain of our subsidiaries, sell assets, engage in certain transactions with affiliates, and consolidate or merge or sell all or substantially all of our assets. As of September 30, 2025, we are in compliance with all covenants under the Senior Secured Credit Facility and indentures governing the Senior Notes.

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

Our credit ratings and outlook are reviewed periodically by Moody’s Ratings (“Moody’s”) and Fitch Ratings, Inc. (“Fitch”). As of September 30, 2025, our credit ratings from both Moody's and Fitch are shown in the table below:

September 30, 2025
Credit Ratings	Moody's	Fitch
Corporate Credit	Ba1	BB+
Term Loan	Baa2	BBB-
4.75% Senior Notes	Ba2	BB+
5.875% Senior Notes	Ba2	BB+
3.75% Senior Notes	Ba2	BB+

On February 20, 2025, our Board of Directors authorized us to repurchase an additional $1,000 million of our common stock pursuant to our stock repurchase program (the "Repurchase Program"), bringing the total amount authorized pursuant to the Repurchase Program to $5,000 million. During the nine months ended September 30, 2025, we repurchased $283 million of our common stock under the Repurchase Program. Substantially all of the repurchase transactions during the nine months ended September 30, 2025 were settled in cash during the same period. As of September 30, 2025, we had approximately $1,236 million available under the Repurchase Program.

The following table shows our sources and uses of funds for the nine months ended September 30, 2025 and 2024 (dollars in millions):

	Nine Months Ended September 30,
Statements of Cash Flows Data	2025	2024
Cash flows provided by operating activities	$593	$590
Cash flows used for investing activities	$(108)	$(70)
Cash flows used for financing activities	$(368)	$(287)

Generally, cash provided by operating activities has been adequate to fund our operations. We have significant liquidity, including $902 million of cash and cash equivalents and $745 million available under the Revolving Credit Facility, net of $5 million of letters of credit, as of September 30, 2025. In addition, we have $2,000 million available under the Bridge Facility, which may be used to finance a portion of the purchase price of the Acquisition and other related costs, fees and expenses. At this time, we believe cash provided by operating activities, cash and cash equivalents and borrowing capacity under the Revolving Credit Facility and Bridge Facility will be sufficient to meet our known and anticipated cash requirements for the next twelve months and thereafter.

Cash provided by operating activities

Operating activities for the nine months ended September 30, 2025 generated $593 million of cash compared to $590 million for the nine months ended September 30, 2024. The increase was principally driven by lower cash income taxes, lower operating working capital funding requirements, UAW Local 933 contract signing incentives recognized in 2024 that did not reoccur in 2025 and decreased defined benefit pension plans funding payments, partially offset by lower gross profit, payments for expenses related to the Acquisition, higher cash incentive compensation payments and lower cash interest received on interest rate swaps.

Cash used for investing activities

Investing activities for the nine months ended September 30, 2025 used $108 million of cash compared to $70 million for the nine months ended September 30, 2024. The increase was principally driven by a $33 million increase in capital expenditures.

Cash used for financing activities

Financing activities for the nine months ended September 30, 2025 used $368 million of cash compared to $287 million for the nine months ended September 30, 2024. The increase was principally driven by $149 million of higher stock repurchases under the Repurchase Program, $20 million of lower proceeds from the exercise of stock options and $6 million of higher taxes paid related to the net share settlement of equity awards, partially offset by $99 million of decreased payments on our long-term debt.

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

Critical Accounting Estimates

A discussion of our critical accounting estimates is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the Securities and Exchange Commission on February 13, 2025. The preparation of the condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the applicable reporting period. Actual results could differ materially from these estimates. Changes in estimates are recorded in results of operations in the period that the events or circumstances giving rise to such changes occur. Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different estimates being reported for the three and nine months ended September 30, 2025.

Recently Issued Accounting Pronouncements

See "Note B. Summary of Significant Accounting Policies” in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. The words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Although forward-looking statements reflect management’s good faith beliefs, reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements speak only as of the date the statements are made. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to: risks relating to the pending Acquisition, including: the Acquisition may not be completed in a timely manner or at all; we may experience delays, unanticipated costs or restrictions resulting from regulatory review of the Acquisition, including the risk that we may be unable to obtain governmental and regulatory approvals required for the Acquisition or that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the Acquisition; the financing intended to fund the Acquisition may not be obtained; uncertainties associated with the Acquisition may cause a loss of both companies’ management personnel and other key employees, and cause disruptions to both companies’ business relationships; the Purchase Agreement subjects the Company and Dana to restrictions on business activities prior to the effective time of the Acquisition; we are expected to incur significant costs in connection with the Acquisition and integration; litigation risks relating to the Acquisition; the off-highway business of Dana and its operations may not be integrated successfully in the expected time frame; the Acquisition may result in a loss of customers, vendors, and other business counterparties; and the combined company may fail to realize all of the anticipated benefits of the Acquisition or fail to effectively manage its expanded operations; our participation in markets that are competitive; our ability to prepare for, respond to and successfully achieve our objectives relating to technological and market developments, competitive threats and changing customer needs, including with respect to electric hybrid and fully electric commercial vehicles; increases in cost, disruption of supply or shortage of labor, freight, raw materials, energy or components used to manufacture or transport our products or those of our customers or suppliers, including as a result of geopolitical risks, natural disasters, extreme weather events, wars and public health crises such as pandemics; global economic volatility; general economic and industry conditions, including the risk of prolonged inflation and recession; labor strikes, work stoppages or similar labor disputes, which could significantly disrupt our operations or those of our principal customers or suppliers; the highly cyclical industries in which certain of our end users operate; uncertainty in the global regulatory and business environments in which we operate; the concentration of our net sales in our top five customers and the loss of any one of these; cybersecurity risks to our operational systems, security systems or infrastructure owned by us or our third-party vendors and suppliers; the failure of markets outside North America to increase adoption of fully automatic transmissions; the success of our research and development efforts, the outcome of which is uncertain; U.S. and foreign defense spending; risks associated with our international operations, including acts of war and increased trade protectionism and tariffs; the discovery of defects in our products, resulting in delays in new model launches, recall campaigns and/or increased warranty costs and reduction in future sales or damage to our brand and reputation; our ability to identify, consummate and effectively integrate acquisitions and collaborations; and risks related to our indebtedness.

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

Interest Rate Risk

Our principal interest rate exposure relates to outstanding amounts under our Senior Secured Credit Facility. Our Senior Secured Credit Facility provides for variable rate borrowings of up to $1,255 million, including our $510 million Term Loan and $745 million available under our Revolving Credit Facility, net of $5 million of letters of credit. A one-eighth percent increase or decrease in assumed interest rates for the Senior Secured Credit Facility, if fully drawn as of September 30, 2025, would have an impact of approximately $2 million on interest expense per year. As of September 30, 2025, we had no amounts outstanding under the Revolving Credit Facility.

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

Commodity Price Risk

We are subject to changes in our cost of sales caused by movements in underlying commodity prices. As of September 30, 2025, approximately 66% of our cost of sales consisted of purchased components. A substantial portion of the purchased parts are made of aluminum and steel. The cost of aluminum parts includes an adjustment factor on future purchases for fluctuations in aluminum prices based on accepted industry indices. In addition, a substantial amount of steel-based contracts also includes an index-based component. As our costs change, we are able to pass through a portion of the changes in commodity prices to certain of our customers according to our LTAs. We historically have not entered into long-term purchase contracts related to the purchase of aluminum and steel.

Assuming current levels of commodity purchases, a 10% variation in the price of aluminum and steel would correspondingly change our earnings by approximately $7 million and $11 million per year, respectively.

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

We have incurred and will continue to incur costs related to formulating and implementing integration plans, including facilities, systems and service contract consolidation costs and employment‑related costs. We will continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in connection with the Acquisition and the integration of the Business. The costs described above, as well as other unanticipated costs and expenses, could adversely affect our business, results of operations and financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information related to our repurchases of our common stock on a monthly basis during the three months ended September 30, 2025:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 – July 31, 2025	—	$—	—	$1,263,161,863
August 1 – August 31, 2025	127,078	$88.52	127,078	$1,251,913,428
September 1 – September 30, 2025	179,398	$87.78	179,398	$1,236,165,554
	306,476	$88.09	306,476

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

Item 5. Other Information

Insider Trading Arrangements

The following table sets forth information related to the Company's directors and officers who adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) ("Rule 10b5-1 trading arrangement") or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(c) of Regulation S-K, during the three months ended September 30, 2025:

					Trading Arrangement
Name	Title	Action		Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares to be Sold	Expiration Date
G. Frederick Bohley	Chief Operating Officer	Terminated	(a)	8/15/2025	X		10,348	2/17/2026
G. Frederick Bohley	Chief Operating Officer	Adopted		8/26/2025	X		10,348	2/17/2026

* Intended to satisfy the affirmative defense of Rule 10b5-1(c)

** Not intended to satisfy the affirmative defense of Rule 10b5-1(c)

(a) This Rule 10b5-1 trading arrangement was originally adopted on 2/26/2025.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Description

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

101.INS	Inline XBRL Instance Document (filed herewith)

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document (filed herewith)

104	Cover Page Interactive Data File – The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL and contained in Exhibit 101

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

ALLISON TRANSMISSION HOLDINGS, INC.

Date: October 30, 2025	By:	/s/ David S. Graziosi

		Name:	David S. Graziosi
		Title:	Chair, President and Chief Executive Officer (Principal Executive Officer)

Date: October 30, 2025	By:	/s/ Scott Mell

		Name:	Scott Mell
		Title:	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)