Form 10-K
period 2025-12-31
Allison Transmission Holdings Inc
filed 2026-02-24
CIK 1411207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

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

The aggregate market value of the voting and non-voting stock held by non-affiliates was approximately $7,896 million as of June 30, 2025.

As of January 30, 2026, there were 82,805,592 shares of Common Stock outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement for its 2026 annual meeting of stockholders will be incorporated by reference in Part III of this Annual Report on Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. The words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Although forward-looking statements reflect management’s good faith beliefs, reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements speak only as of the date the statements are made. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to: the significant costs we are expected to incur in connection with the integration of the Off-Highway Drive & Motion Systems business (the “Acquired Off-Highway Business”) of Dana Incorporated ("Dana"); our ability to successfully integrate the Acquired Off-Highway Business and its operations in the expected time frame; our ability to realize all of the anticipated benefits from the integration of the Acquired Off-Highway Business and its operations and to effectively manage our expanded operations; our participation in markets that are competitive; our ability to prepare for, respond to and successfully achieve our objectives relating to technological and market developments, competitive threats and changing customer needs, including with respect to electric hybrid and fully electric commercial vehicles; increases in cost, disruption of supply or shortage of labor, freight, raw materials, energy or components used to manufacture or transport our products or those of our customers or suppliers, including as a result of geopolitical risks, natural disasters, extreme weather events, wars and public health crises such as pandemics; global economic volatility; general economic and industry conditions, including the risk of prolonged inflation and recession; labor strikes, work stoppages or similar labor disputes, which could significantly disrupt our operations or those of our principal customers or suppliers; the highly cyclical industries in which certain of our end users operate; uncertainty in the global regulatory and business environments in which we operate; the concentration of our net sales in our top five customers and the loss of any one of these; cybersecurity risks to our operational systems, security systems or infrastructure owned by us or our third-party vendors and suppliers; the failure of markets outside North America to increase adoption of fully automatic transmissions; the success of our research and development efforts, the outcome of which is uncertain; U.S. and foreign defense spending; risks associated with our international operations, including acts of war and increased trade protectionism and tariffs; the discovery of defects in our products, resulting in delays in new model launches, recall campaigns and/or increased warranty costs and reduction in future sales or damage to our brand and reputation; our ability to identify, consummate and effectively integrate acquisitions and collaborations; and risks related to our indebtedness.

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

PART I.

ITEM 1. Business

Overview

Allison Transmission Holdings, Inc. and its subsidiaries (“Allison,” “we,” “us” or “our”) is a global leader in high-performance mobility and work solutions built for the needs of the modern industrial world. The business was founded in 1915 and has been headquartered in Indianapolis, Indiana since inception. Allison is traded on the New York Stock Exchange under the symbol “ALSN”.

We have a global presence by serving customers in North America, Asia, Europe, South America, and Africa, with approximately 76% of our revenues being generated in North America in 2025. We serve customers through an independent network of approximately 1,500 independent distributor and dealer locations worldwide as of December 31, 2025.

On January 1, 2026, we completed the acquisition of the Acquired Off-Highway Business, expanding our portfolio of drivetrain and propulsion solutions and broadening our participation in off-highway end markets. As a result of this acquisition, we now operate a broader range of technologies and products and serve a more diverse global customer base across on-highway, off-highway, and defense applications.

Unless otherwise expressly provided herein, the information disclosed in this Part I, Item 1 is provided as of and/or for the year ended December 31, 2025 and, accordingly, does not give effect to the acquisition of the Acquired Off-Highway Business.

Our Business

We are the world’s largest manufacturer of fully automatic transmissions for medium- and heavy-duty commercial vehicles and medium- and heavy-tactical U.S. defense vehicles, and subsequent to the acquisition of the Acquired Off-Highway Business, a leading provider of drivetrain and propulsion solutions for off-highway applications. Allison products are used in a wide variety of applications, including on-highway vehicles (distribution, refuse, construction, fire and emergency), buses (primarily school, transit and coach), motorhomes, off-highway vehicles and equipment (energy, mining, construction and agriculture) and defense vehicles (tactical wheeled and tracked). We believe the Allison brand is one of the most recognized in our industry as a result of the performance, reliability and fuel efficiency of our propulsion solutions and is associated with high quality, durability, vocational value, technological leadership and superior customer service.

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

As a result of our acquisition of the Acquired Off-Highway Business, we now offer an expanded portfolio of drivetrain, motion and propulsion solutions, providing complementary product breadth and an enhanced ability to support customers across multiple end markets. The Acquired Off-Highway Business has historically served end markets with demand characteristics that differ from our traditional on-highway markets, contributing to a more diversified portfolio.

Following our acquisition of the Acquired Off-Highway Business, we continue to operate under the Allison name, but our operations are now comprised of two business units: Allison Transmission and Allison Off-Highway

Drive & Motion Systems. Business unit leadership is located globally, reflecting the international nature of our operations and the importance of local market insights, sourcing, production and customer support.

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

Our Served Markets

We sell our propulsion solutions globally for use in medium- and heavy-duty on-highway commercial vehicles, off-highway vehicles and equipment and defense vehicles. In addition to the sale of propulsion solutions, we also sell branded replacement parts, support equipment, aluminum die cast components and other products necessary to service the installed base of vehicles utilizing our solutions. The following table provides a summary of our business by end market for the fiscal year ended December 31, 2025.

	ON-HIGHWAY		OFF-HIGHWAY
END MARKET	NORTH AMERICA	OUTSIDE NORTH AMERICA	GLOBAL	DEFENSE	SERVICE PARTS, SUPPORT EQUIPMENT & OTHER
2025 NET SALES (DOLLARS IN MILLIONS)	$1,540	$507	$53	$267	$643
% OF TOTAL	51%	17%	2%	9%	21%
	• Construction • Day Cab Tractors • Distribution • Emergency • Motorhome • Refuse • School, transit, shuttle and coach buses • Utility	• Agriculture • Construction • Distribution • Emergency • Mining • Refuse • School, transit, shuttle and coach buses • Specialty • Wheeled defense platforms • Utility	• Construction • Energy • Mining • Specialty vehicle	• Global tracked combat platforms • North America wheeled platforms	• Aluminum die cast components • Extended transmission coverage • Remanufactured propulsion solutions • Royalties • Saleable engineering • Service parts • Support equipment • Transmission fluids

Refer to "Note 19. Concentration of Risk” of Notes to Consolidated Financial Statements included in Part II, Item 8., of this Annual Report on Form 10-K for additional information on our significant original equipment manufacturer (“OEM”) customers.

North America On-Highway

We are the largest manufacturer of fully automatic transmissions for the on-highway medium- and heavy-duty commercial vehicle market in North America. The following is a summary of our on-highway net sales by vehicle class and type in North America for 2025.

2025 North America On-Highway Net Sales By Class/Type
Motorhome 2%
Other 3%
Class 4-5 Truck 1%
Transit/Shuttle/ Coach Bus 7%
Class 6-7 Truck 19%
School Bus 7%
Class 8 Straight Truck 61%

Our North American on-highway market includes Class 4-5, Class 6-7 and Class 8 straight trucks and regional haul tractors, conventional transit, shuttle and coach buses, school buses and motorhomes. Class 8 trucks are subdivided into two markets: straight and tractor. Class 8 straight trucks are those with a unified body (e.g., refuse, construction, and dump trucks), while tractors have a vehicle chassis that is separable from the trailer they pull. Class 8 tractors are further divided into two subcategories: regional haul and line-haul. Regional haul tractors are typically used for local or regional hauling, whereas line-haul tractors are typically used in extended duration long distance hauling. We have been supplying transmissions for Class 8 straight trucks for decades, and it is a core end market for us. We have limited exposure to the Class 8 line-haul tractor market because lower priced manual transmissions and AMTs generally meet the needs of these vehicles, which are primarily used in long distance hauling.

We also provide electric hybrid propulsion solutions within the North American on-highway transit market, where interest in conserving fuel and reducing greenhouse gas emissions remains a customer desire. We compete primarily with BAE Systems plc in the transit market segment.

We sell substantially all of our propulsion solutions in the North American on-highway market to OEMs. These OEMs, in turn, install our propulsion solutions in vehicles in which our product is either the exclusive propulsion solution available or is specifically requested by end users. In 2025, OEM customers representing over 90% of our North American on-highway unit volume participated in long-term agreements (“LTAs”) with us. Generally, these LTAs offer the OEM customer defined levels of mutual commitment with respect to growing Allison’s presence in the OEMs’ products and promotional efforts, pricing and sharing of commodity cost risk. The length of our LTAs is typically between three and five years. We often compete in this market against (i) independent manufacturers of manual transmissions, AMTs and electric hybrid and fully electric propulsion solutions, (ii) fully automatic transmissions manufactured by Ford Motor Company (“Ford”), ZF Friedrichshafen AG (“ZF”) and Driventic GmbH (“Driventic”) and (iii) vertically integrated OEMs in certain weight classes that use their own internally manufactured transmissions in certain vehicles.

Outside North America On-Highway

Outside North America we serve several different markets, including: Asia-Pacific, Europe, Middle East, Africa (collectively, “EMEA”), and South America.

We are a leading manufacturer of fully automatic transmissions for the medium-duty and heavy-duty commercial vehicle market outside of North America. We also provide fully electric propulsion solutions for the outside North America on-highway market. While the use of fully automatic transmissions in the medium- and heavy-duty commercial vehicle market has been widely accepted in North America, markets outside North America continue to be predominantly served by manual transmissions. Where adopted, fully automatic transmission-equipped medium- and heavy-duty commercial vehicles are concentrated in certain vocational end markets. We often compete in this market against (i) independent manufacturers of manual transmissions, AMTs and electric hybrid and fully electric propulsion solutions, (ii) fully automatic transmissions manufactured by ZF, Driventic, and Shaanxi Fast Gear Co., Ltd. and (iii) vertically integrated OEMs. The following is a summary of our on-highway net sales by region outside of North America for 2025.

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

Global Off-Highway

North America. We have provided products used in vehicles and equipment that primarily serve energy, mining and construction applications in North America for over 75 years. Off-highway energy applications include hydraulic fracturing equipment, well-stimulation equipment, pumping equipment, and well-servicing rigs, which often use a fully automatic transmission in stationary pumping applications. We supply our heavy-duty off-highway transmissions to producers of well-stimulation and well-servicing equipment. Competition in this end market for 2025 included Caterpillar Inc. (“Caterpillar”), Twin Disc, Inc. (“Twin Disc”) and certain alternative hydraulic fracturing technologies.

We also provide heavy-duty transmissions used in mining trucks, specialty vehicles and construction vehicles. Off-highway mining and construction applications include trucks used to haul various commodities and other products around construction sites and mines, including underground mines. These trucks include rigid dump trucks, wide-body dump trucks and underground trucks with load capacities between 40 to 130 tons. Our major competitors in this end market for 2025 included vertically integrated companies that manufacture fully automatic transmissions for their vehicles. These vertically integrated competitors included Caterpillar, Komatsu Ltd. (“Komatsu”), and Volvo Group (“Volvo”). We also compete with independent manufacturers such as ZF. Specialty vehicles using our heavy-duty off-highway transmissions include airport rescue and firefighting vehicles. Our major competitor in this end market for 2025 was Twin Disc.

Outside North America. The following is a summary of our off-highway net sales by region outside of North America for 2025.

Asia-Pacific. Off-highway markets in Asia are shared by energy, mining and construction applications. Our primary competitors were Caterpillar, Danyang Winstar Auto Parts Co., Ltd., Twin Disc and manufacturers of electrified solutions in energy applications; Caterpillar, Xi’an FC Intelligence Transmission Co. Ltd. and Komatsu in mining applications; and Caterpillar, Volvo and ZF in construction applications in 2025.

Europe, Middle East, Africa. Our off-highway markets in EMEA are mining and construction. Our primary off-highway competitors for 2025 were Caterpillar, Volvo and Komatsu, all of which are vertically integrated manufacturers of off-highway mining vehicles, including the specific fully automatic transmission used in their mining trucks. A typical mining application is a rigid, underground or articulated dump truck, with competition from Caterpillar, Volvo and ZF in 2025.

As a result of the acquisition of the Acquired Off-Highway Business, we now provide drivetrain and motion solutions for a wide range of mobile and stationary off-highway equipment both in North America and outside North America. These solutions include optimized drivetrain systems, propulsion components and motion technologies designed for industries such as construction, agriculture, mining, material handling and other industrial applications. The portfolio encompasses systems that manage power conveyance to machines and power work functions, including axles, gearboxes, transmissions and related components, as well as motion systems tailored to customer performance and efficiency requirements across both conventional and electrified powertrains. Consequently, we now face competition in these expanded end markets.

Defense

We have had a long-standing relationship with the U.S. Department of Defense (the “DOD”) since the 1940s, when we began developing our first-generation tank transmission. Today, we sell substantially all of the propulsion solutions for medium- and heavy-tactical wheeled vehicles used by the U.S. military, including the Joint Light Tactical Vehicle, Stryker Armored Vehicle, the Family of Medium Tactical Vehicles, Heavy Expanded Mobility Tactical Trucks, Palletized Loading Systems, Heavy Dump Trucks and Heavy Equipment Transporters. Propulsion solutions for tactical wheeled vehicles are typically sold to OEMs.

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

We have defense products in approximately 120 countries around the world as of December 31, 2025. Increasingly, we are supplying vehicle propulsion solutions for international tracked vehicles, such as light tracked personnel carriers, armored fighting vehicles, heavy tracked artillery systems, and Main Battle Tanks. Our defense products are manufactured at our headquarters in Indianapolis and by our licensees internationally for export world-wide.

Globally, we face competition primarily from QinetiQ Group plc, Renk AG/Renk America, SAPA S.p.A and ST Kinetics for the supply of tracked vehicle propulsion solutions. Additionally, we face competition from ZF in certain defense wheeled vehicles using automatic transmissions and from several AMT suppliers.

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

The sale of Allison-branded service parts and transmission fluids, remanufactured propulsion solutions and support equipment is fundamental to our brand promise. We have assembled a worldwide network of approximately 1,500 independent distributor and dealer locations as of December 31, 2025 to sell, service and support our solutions. As part of our brand strategy, our distributors and dealers are required to sell genuine Allison-branded service parts. Within the aftermarket, we offer remanufactured propulsion solutions as a cost-effective alternative for repairs and replacements. We also provide support equipment to our OEMs to assist in installing new Allison solutions into vehicles, and, therefore, sales of support equipment are dependent upon sales of new solutions. The competition for service parts and remanufactured propulsion solutions comes from a variety of smaller-scale companies sourcing non-genuine “will-fit” parts from unauthorized manufacturers. These “will-fit” parts often do not meet our product specifications, and therefore may be of lesser quality than genuine Allison parts.

Our Product Offerings

Allison transmissions and electric propulsion solutions are sold under the Allison Transmission brand name and remanufactured transmissions are sold under the ReTran brand name. The following is a summary of our product lines as of December 31, 2025.

On-Highway Products
Product	Applications
1000 Series	• Agriculture • Distribution • Motorhome • Refuse	• School and Shuttle Bus • Services • Specialty • Wheeled Defense
2000 Series	• Agriculture • Distribution • Motorhome • Refuse	• School and Shuttle Bus • Services • Specialty • Wheeled Defense
3000 Series	• Agriculture • Coach and Transit Bus • Construction • Day Cab Tractors • Distribution • Fire and Emergency	• Motorhome • Refuse • Services • Specialty • Wheeled Defense
4000 Series	• Articulated and Wide Body Mining Dump Trucks • Coach and Transit Bus • Construction • Day Cab Tractors • Distribution	• Fire and Emergency • Motorhome • Refuse • Specialty • Wheeled Defense
eGen Flex Electric Hybrid Propulsion Solutions	• Transit Bus
eGen Power Fully Electric Propulsion Solutions	• Coach and Transit Bus • Day Cab Tractors • Distribution • Fire and Emergency	• Line-Haul Tractors • Refuse • School and Shuttle Bus

Off-Highway Products
Product	Applications
6000 Series	• Rigid, Articulated, and Wide-Body Mining Dump Trucks • Underground Mine Truck • Well Service Rigs
8000 Series	• Hydraulic Fracturing Equipment • Rigid Dump Trucks
9000 Series	• Hydraulic Fracturing Equipment • Rigid Dump Trucks
FracTran	• Hydraulic Fracturing Equipment

Defense Products
Product	Applications
X200	• Tracked Vehicles
3040MX	• Tracked Vehicles
4040MX	• Tracked Vehicles
X1100	• Tracked Vehicles
eGen Force	• Tracked Vehicles

Subsequent to the acquisition of the Acquired Off-Highway Business, our product portfolio has expanded to include drivetrain and motion solutions for a wide range of mobile and stationary off-highway equipment. These solutions include optimized drivetrain systems, propulsion components and motion technologies designed for industries such as construction, agriculture, mining, material handling and other industrial applications. This expanded portfolio encompasses systems that manage power conveyance to machines and power work functions, including axles, gearboxes, transmissions and related components, as well as motion systems tailored to customer performance and efficiency requirements across both conventional and electrified powertrains.

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

Further, we are developing new products and technology to improve the fuel efficiency and fuel economy of our fuel-agnostic conventional products, including by allowing engines to operate more efficiently and at lower speeds without compromising performance, and by developing our product portfolio to pair with new engine ratings enabling lower nitrous oxide emissions.

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

Similarly, we work with customers, dealers and OEMs to educate, improve and simplify how they specify vehicles and certain systems in order to optimize vehicle performance and fuel consumption. Our field organization also works closely with distributors who, in turn, work with dealers to provide end users with education, parts, service and warranty support. The defense group focuses on industry OEMs and collaborative dialogue with OEMs and government leaders to understand program requirements and determine our long-term product development strategy.

Manufacturing

Our manufacturing strategy provides for distributed capability in manufacturing and assembly of our products for the global commercial vehicle market. As of December 31, 2025, our primary manufacturing facilities, located in Indianapolis, Indiana, consist of approximately 2.3 million square feet of usable manufacturing space in five plants. Our high volume on-highway products are produced in multiple global locations (United States, Chennai, India and Szentgotthard, Hungary), while off-highway products are produced in Indianapolis and Chennai, India. Our electric hybrid propulsion and defense tracked products are also produced in Indianapolis, and fully electric propulsion solutions are produced in Auburn Hills, Michigan. In addition, our aluminum die cast components are produced in Lewisburg, Tennessee. We also have established customization and parts distribution centers in the United States, the Netherlands, Brazil, China, Hungary, India and Japan.

As part of the acquisition of the Acquired Off-Highway Business, we acquired approximately 46 manufacturing and assembly plants, in addition to certain other facilities, which facilities will produce our Allison Off-Highway Drive & Motion Systems products.

Suppliers and Raw Materials

A significant amount of the part numbers that make up our propulsion solutions are purchased from outside suppliers, and during 2025, we purchased approximately $1,022 million of direct materials and components from outside suppliers. The largest elements of our direct spending are aluminum and steel castings and forgings that are formed by our suppliers into our larger components and assemblies for use in our propulsion solutions. Our spending on aluminum and steel raw materials directly and indirectly through our purchase of these components constituted approximately 16% of our direct material and component costs in 2025. The balance of our direct and indirect materials and components costs are primarily composed of value-added services and conversion costs. Our supply contracts, along with an intensive supplier selection and performance monitoring process, have enabled us to establish and maintain close relationships with suppliers and have contributed to our overall operating efficiency and quality.

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

Workforce Demographics. Our people are a critical component in our continued success, the delivery of our values and the execution of our growth initiatives. As of December 31, 2025, we had a highly skilled workforce of approximately 4,000 employees, with approximately 87% of those employees in the U.S. Approximately 49% of our U.S. employees are represented by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) and are subject to a collective bargaining agreement. In January 2024, we entered into a four-year collective bargaining agreement with UAW Local 933 that expires in November 2027.

As part of the acquisition of the Acquired Off-Highway Business, effective as of January 1, 2026, we acquired approximately 8,000 additional employees, excluding contractors, with approximately 8% of those employees in the U.S. Approximately 68% of the U.S. employees that were acquired with the Acquired Off-Highway Business are represented by the UAW or the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (the "USW") and are subject to collective bargaining agreements.

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

Employee Health & Safety. Allison’s overriding priority is to protect the health and safety of each employee. As part of our health and safety programs, Allison is certified in ISO 45001, Occupational Health and Safety Management Systems. ISO 45001 is the only internationally recognized Safety Management System. Employees participate in training focused on health and safety, and metrics are reviewed regularly, including the number of injury incidents that occur and those incidents that result in lost work days. For 2025, we achieved an overall recordable rate of 0.99 at our global locations, meaning that for every 100 employees, 0.99 employees incurred an injury that resulted in recordable medical treatment, and the number of lost work days was 0.30 at our global locations, meaning that for every 100 employees, 0.30 individuals experienced an incident that resulted in days away from work.

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

In addition to the foregoing, various legislation, regulations and international accords pertaining to climate change have been implemented or are being considered for implementation, particularly as they relate to the reporting of greenhouse gas emissions and sustainability efforts being undertaken, such as the European Union’s Corporate Sustainability Reporting Directive ("CSRD") and California’s Climate Corporate Data Accountability Act and Climate-Related Financial Risk Act. We continue to monitor the development and implementation of such legislation and regulations and are evaluating the impact these laws and regulations may have on the Company, including the extent of our potential disclosures or other reporting requirements. We also continue to regularly report our sustainability efforts in our annual Corporate Social Responsibility Report.

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

Competition

We compete on the basis of product performance, quality, value, distribution capability, service and fuel efficiency, in addition to other factors. We face competition from numerous manufacturers of various types of propulsion solutions for commercial vehicles. Furthermore, we face an increasing amount of competition from vertical integration, as some of our customers are OEMs that manufacture propulsion solutions for their own products. Despite their propulsion solutions manufacturing capabilities, we believe that our existing OEM customers have chosen to purchase certain propulsion solutions from us due to the quality, reliability and strong brand of our propulsion solutions and in order to limit fixed costs, minimize production risks and maintain company focus on commercial vehicle design, production and marketing.

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

Risk Factors Summary

The following is a summary of the principal risks that could adversely affect our business, results of operations and financial condition.

Risks Related to Our Business and Operations

•
We participate in markets that are competitive, and our competitors’ actions could have a material adverse effect on our business, results of operations and financial condition.
•
Volatility in and disruption to the global economic environment may have a material adverse effect on our business, results of operations and financial condition.
•
Increases in cost, disruption of supply or shortage of raw materials or components used in our products could harm our business and profitability.
•
Prolonged inflation could result in higher costs and decreased margins and earnings.
•
Labor cost inflation and employee attraction and retention could have an adverse effect on our business, results of operations and financial condition.
•
Certain of our end users operate in highly cyclical industries, which can result in uncertainty and significantly impact the demand for our products, which could have a material adverse effect on our business, results of operations and financial condition.
•
In 2025, our sales were concentrated among our top five OEM customers. The loss or consolidation of any one of these customers or the discontinuation of particular vehicle models for which we are a significant supplier could reduce our net sales and have a material adverse effect on our results of operations and financial condition.
•
Labor unrest could have an adverse effect on our business, results of operations and financial condition.
•
We are subject to cybersecurity risks to operational systems, security systems, and infrastructure owned by Allison or third-party vendors or suppliers.
•
Geopolitical risks may have an adverse effect on our results of operations and financial condition.
•
Our brand and reputation are dependent on the continued participation and level of service of our numerous independent distributors and dealers.
•
In the event of a catastrophic loss of one of our key manufacturing facilities, our business would be adversely affected.

Strategic Risks

•
Our success depends on research and development efforts, and we may not be successful in developing or introducing new products and technologies and responding to customer needs.
•
Our long-term growth prospects and results of operations may be impaired if the rate of adoption of fully automatic transmissions in commercial vehicles outside North America does not increase.
•
Our international operations, in particular our emerging markets, are subject to various risks which could have a material adverse effect on our business, results of operations and financial condition.
•
Fluctuations in foreign currency exchange rates could adversely affect our results.

•
We may not be able to identify or consummate acquisitions or partnerships or achieve expected benefits from or effectively integrate acquisitions or partnerships, which could harm our growth.

Risks Related to our Acquisition of the Acquired Off-Highway Business

•
We expect to incur significant costs in connection with the integration of the Acquired Off-Highway Business.
•
Any failure to integrate the Acquired Off-Highway Business and its operations with ours successfully in the expected time frame may adversely affect our results of operations and financial condition.
•
We may fail to realize all of the anticipated benefits from the integration of the Acquired Off-Highway Business and its operations after the acquisition or fail to effectively manage our expanded operations.
•
Our future results may suffer if we do not effectively manage our expanded operations.

Legal and Regulatory Risks

•
Any events that impact our brand name could have an adverse effect on our reputation, cause us to incur significant costs and negatively impact our business, results of operations and financial condition.
•
Many of the key patents and unpatented technology we use in our business are licensed to us, not owned by us, and our ability to use and enforce such patents and technology is restricted by the terms of the license.
•
We rely on unpatented technology, which exposes us to certain risks.
•
Environmental, health and safety laws and regulations may impose significant compliance costs and liabilities on us.
•
Our business and financial results may be adversely affected by government contracting risks.
•
Provisions of our amended and restated certificate of incorporation and amended and restated bylaws and Delaware law might discourage, delay or prevent a change of control of our company or changes in our management and, as a result, depress the trading price of our common stock.

Risks Related to Our Indebtedness and Financial Risks

•
Our indebtedness could adversely affect our financial health, restrict our activities and affect our ability to meet our obligations.
•
To service our indebtedness, we will require a significant amount of cash, and our ability to generate cash depends on many factors beyond our control.
•
Despite current indebtedness levels, we and our subsidiaries may still be able to incur additional indebtedness, which could further exacerbate the risks associated with our substantial financial leverage.
•
Our pension and other post-retirement benefits funding obligations could increase as a result of a variety of factors.
•
An impairment in the carrying value of goodwill, other intangible assets or long-lived assets could negatively affect our consolidated results of operations and net worth.

For a more complete discussion of the material risks facing our business, see below.

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

Volatility in and disruption to the global economic environment, including the impact of an economic recession, trade protectionism and tariffs, and changes in the regulatory and business environments in which we operate, may have a material adverse effect on our business, results of operations and financial condition.

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

Furthermore, financial instability or bankruptcy at any of our suppliers or customers could disrupt our ability to manufacture our products and impair our ability to collect receivables, any or all of which may have a material adverse effect on our business, results of operations and financial condition. In addition, some of our customers and suppliers may experience serious cash flow problems and, thus, may find it difficult to obtain financing, if financing is available at all. As a result, our customers’ need for and ability to purchase our products or services may decrease, and our suppliers may increase their prices, reduce their output or change their terms of sale. Any inability of customers to pay us for our products and services, or any demands by suppliers for different payment terms, may materially and adversely affect our business, results of operations and financial condition. Furthermore, our suppliers may not be successful in generating sufficient sales or securing alternate financing arrangements, and therefore may no longer be able to supply goods and services to us. In that event, we would need to find alternate sources for these goods and services, and there is no assurance we would be able to find such alternate sources on favorable terms, if at all. Any such disruption in our supply chain could adversely affect our ability to manufacture and deliver our products on a timely basis, and thereby affect our results of operations.

Increases in cost, disruption of supply or shortage of raw materials or components used in our products could harm our business and profitability.

Our products contain various raw materials, including corrosion-resistant steel, non-ferrous metals such as aluminum and nickel, and precious metals such as platinum and palladium. We use raw materials directly in manufacturing and in components that we purchase from our suppliers. We generally purchase components with significant raw material content on the open market. The prices for and availability of these raw materials fluctuate depending on market conditions, including government trade policies and tariffs. Volatility in the prices of raw materials such as steel, aluminum and nickel could increase the cost of manufacturing our products. Additionally, our suppliers are also subject to fluctuations in the prices of raw materials and may attempt to pass all or a portion of such increases on to us. In the event they are successful in doing so, our margins would decline. We may not be able to pass on these costs to our customers, and this could have a material adverse effect on our business, results of operations and financial condition. Even in the event that increased costs can be passed through to customers, our gross margin percentages would decline as the recovery of these costs from customers generally lags six to 12 months.

In 2025, approximately 75% of our total spending on components was sourced from approximately 40 suppliers, many of which are the single source for such components. As of December 31, 2025, all of the suppliers from which we purchase materials and components used in our business were fully validated suppliers, meaning the suppliers’ manufacturing processes and inputs have been validated under a production part approval process (“PPAP”). Furthermore, there are only a limited number of suppliers for certain of the materials used in our business, such as corrosion-resistant steel. As a result, our business is subject to the risk of additional price fluctuations and periodic delays in the delivery of our materials or components if supplies from a validated supplier are interrupted and a new supplier, if one is available, must be validated or materials and components must be purchased from a supplier without a completed PPAP, which could increase our risk of purchasing non-conforming components. Any such price fluctuations or delays, if significant, could harm our profitability or operations. In addition, the loss of a supplier could result in significant material cost increases or reduce our production capacity.

We have experienced, and expect to continue to experience, delays in the availability and receipt of component parts as a result of shortages of available labor in North America and global economic uncertainty, some of which have materially impacted, and may continue to materially impact, our ability to meet customer demand. We also cannot guarantee we will be able to maintain favorable arrangements and relationships with these suppliers. An increase in the cost or a sustained interruption in the supply or shortage of some of these raw materials or components that may be caused by a deterioration of our relationships with suppliers, adverse geopolitical events such as the crisis in the Red Sea, events such as natural disasters and extreme weather events, which may increase in frequency and intensity as a result of climate change, power outages, labor strikes and public health crises, such as pandemics and epidemics, could negatively impact our business, results of operations and financial condition. Although we have agreements with many of our customers that we will pass such price increases through to them, such contracts may be canceled by our customers and/or we may not be able to recoup the costs of such price increases. Additionally, if we are unable to continue to purchase our required quantities of raw materials on commercially reasonable terms, or at all, if we are unable to maintain or enter into purchasing contracts for commodities, or if delivery of materials or component parts from suppliers is delayed or non-conforming, our operations could be disrupted, we may not be able to meet customer demand, and our profitability and our financial results may be materially impacted. While we may experience the supply chain constraints mentioned above across all our product lines, the impacts to our customers are likely to be more pronounced in our lower volume product lines, including those supplied to the Allison Transmission Defense and Allison Transmission Off-Highway end markets.

Prolonged inflation could result in higher costs and decreased margins and earnings.

Recent inflationary pressures have resulted in increased raw material, labor, energy, freight and logistics expenses and other costs, which may adversely affect our results of operations. If our costs are subject to continuing significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability to do so could harm our business and results of operations. In addition, government trade policies and tariffs have increased, and could continue to increase our manufacturing costs, and we may not be able to fully offset such higher costs through price increases.

Labor cost inflation and employee attraction and retention could have an adverse effect on our business, results of operations and financial condition.

Our success depends on our ability to identify, recruit and retain highly skilled, qualified personnel, and there is currently increased competition for talent. We have experienced labor shortages and wage inflation amid low levels of unemployment and workforce availability. As a result, we may not be able to attract and retain qualified personnel, which may impact our ability to manufacture, design and develop our propulsion solutions, satisfy customer demand in a timeframe that meets their desired production schedules and compete effectively. In addition, we continue to experience increased labor costs, including significant labor cost increases under our collective bargaining agreement with the UAW, which will continue to impact our results of operations.

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

Some of the markets in which we operate, including agriculture, energy, mining, construction, material handling, distribution and motorhomes, exhibit a high degree of cyclicality. Decisions to purchase our products are largely a result of the performance of these and other industries we serve. If demand for output in these industries decreases, the demand for our products will likely decrease. Demand in these industries is impacted by numerous factors, including prices of commodities, rates of infrastructure spending, housing starts, real estate equity values, interest rates, consumer spending, fuel costs, energy demands, municipal spending, commercial construction and global pandemics, among others. Increases or decreases in these variables globally may significantly impact the demand for our products, which could have a material adverse effect on our business, results of operations and financial condition. If we are unable to accurately predict demand, we may be unable to meet our customers’ needs, resulting in the loss of potential sales, or we may manufacture excess products, resulting in increased inventories and overcapacity in our production facilities, increasing our unit production cost and decreasing our operating margins.

In 2025, our sales were concentrated among our top five OEM customers. The loss or consolidation of any one of these customers or the discontinuation of particular vehicle models for which we are a significant supplier could reduce our net sales and have a material adverse effect on our results of operations and financial condition.

We have in the past and may in the future derive a significant portion of our net sales from a relatively limited number of OEM customers. For the years ended December 31, 2025, 2024 and 2023, our top five OEM customers accounted for approximately 52%, 55% and 52% of our net sales, respectively. Our top three customers, Daimler AG, PACCAR Inc. and Traton SE, accounted for approximately 18%, 11% and 10%, respectively, of our net sales during 2025. The loss of, or consolidation of, any one of these customers or a significant decrease in business from one or more of these customers, could harm our business, results of operations and financial condition. In addition, the discontinuation of particular vehicle models for which we are a significant supplier could reduce our net sales and have a material adverse effect on our business, results of operations and financial condition.

Labor unrest could have an adverse effect on our business, results of operations and financial condition.

As of December 31, 2025, approximately 49% of our U.S. employees, representing approximately 43% of our total employees, were represented by the UAW and are subject to a collective bargaining agreement. Our current collective bargaining agreement with UAW Local 933 is effective through November 2027. In addition, approximately 68% of the U.S. employees that were acquired with the Acquired Off-Highway Business are represented by the UAW or the USW and are subject to collective bargaining agreements. Any new collective bargaining agreements we negotiate with the UAW or the USW to replace the existing collective bargaining agreements upon their expiration may result in increased costs to us, in particular labor costs, which could have an adverse effect on our results of operations. In addition to our unionized work force, many of our direct and indirect customers and vendors have unionized work forces. Strikes, work stoppages or slowdowns experienced by these customers or vendors or their other suppliers could result in slowdowns or closings of assembly plants that use our products or supply materials for use in the production of our products. Organizations responsible for shipping our products may also be impacted by strikes. Any interruption in the delivery of our products could reduce demand for our products and could have a material adverse effect on us.

In general, we consider our labor relations with all of our employees to be good. However, in the future we may be subject to labor unrest. If strikes, work stoppages or lock-outs at our facilities or at the facilities of our vendors or customers occur or continue for a long period of time, our business, results of operations and financial condition may be materially adversely affected.

We are subject to cybersecurity risks to operational systems, security systems, and infrastructure owned by Allison or third-party vendors or suppliers.

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

The techniques used by threat actors change frequently and are often difficult to detect. Cyberattacks are expected to accelerate on a global basis in frequency and magnitude as threat actors are increasingly using tools - including artificial intelligence - to evade detection and even remove forensic evidence. As a result, we may be unable to detect, investigate, remediate or recover from future cyberattacks or other incidents, or to avoid a materially adverse impact to our systems, information or business. In addition, remote or hybrid working arrangements at our Company, our customers and many third-party providers increase cybersecurity risks due to the challenges associated with managing remote computing assets and the nature of security vulnerabilities that are present in many non-corporate and home networks. We also deploy scanning tools in our systems that allow us to identify and track known security vulnerabilities, but we cannot guarantee that patches or mitigation measures will be applied in all instances before such vulnerabilities can be exploited by a threat actor.

We and certain of our customers and third-party providers have experienced cyberattacks and other incidents in the past and will continue to experience varying degrees of cyberattacks and incidents in the future. While to date no cybersecurity incidents have had a material impact on our operations or financial results, we cannot guarantee that material incidents will not occur in the future. As a provider of defense products and services to the U.S. government and foreign governments, we are subject to a heightened risk of cyberattacks, including by foreign governments, violent extremist organizations, and transnational criminal organizations. In addition, because certain of our systems are integrated with third-party (e.g., dealers) systems and technology, the circumvention or failure of our cybersecurity measures could compromise the confidentiality, integrity, and availability of those third-party systems, and vice versa.

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

We work with a network of approximately 1,500 independent distributors and dealers (as of December 31, 2025) that provide post-sale service, service parts and support equipment. Because we depend on the pull-through demand generated by end users for our products, any actions by the independent distributors or dealers, which are not in our control, may harm our reputation and damage the brand loyalty among our customer base. In the event that we are not able to maintain our brand reputation because of the actions of our independent distributors and dealers, we may face difficulty in maintaining our pricing positions with respect to some of our products or have reduced demand for our products, which could negatively impact our business, results of operations and financial condition. In addition, if a significant number of independent dealers were to terminate their contracts, it could adversely impact our business, results of operations and financial condition.

In the event of a catastrophic loss of one of our key manufacturing facilities, our business would be adversely affected.

While we manufacture our products in many facilities and maintain insurance covering our facilities, including business interruption insurance, a catastrophic loss of the use of all or a portion of one of our manufacturing facilities due to accident, labor issues, weather conditions, acts of war, political unrest, terrorist activity, natural disaster or extreme weather events, which may increase in frequency and intensity as a result of climate change, public health crises, such as pandemics and epidemics, or otherwise, whether short- or long-term, would have a material adverse effect on our business, results of operations and financial condition. Our most significant concentration of manufacturing is around our corporate headquarters in Indianapolis, Indiana, where we produced approximately 85% of our transmissions in 2025. In addition to our Indianapolis manufacturing facilities, we currently operate manufacturing facilities for our fully electric propulsion solutions in Auburn Hills, Michigan, for our transmissions in both Szentgotthard, Hungary and Chennai, India and for our aluminum die cast components in Lewisburg, Tennessee. We also acquired approximately 46 manufacturing and assembly facilities as part of the acquisition of the Acquired Off-Highway Business, located in approximately 22 countries. In the event of a disruption at the Indianapolis facilities, our other facilities may not be adequately equipped to operate at a level sufficient to compensate for the volume of production at the Indianapolis facility due to their size and the fact that they have not yet been tested for such significant increases in production volume.

Strategic Risks

Our success depends on research and development efforts, and we may not be successful in developing or introducing new products and technologies and responding to customer needs.

Our success depends on our ability to develop or introduce new products and technologies and improve the efficiency and performance of our current products, and we invest significant resources in research and development in order to do so. We currently have enhancements to our existing products and technologies and new products and technologies under development, including electric hybrid and fully electric propulsion solutions, for planned introduction into certain end markets. The development of new products and technologies is difficult, time-consuming and costly and the timetable for commercial release is uncertain. Not all of our new product launches have been successful, and we may not be successful in the future in introducing other new products and responding to customer needs. In addition, it often takes significant time, in some cases multiple fleet buy cycles, before customers gain experience with new products and technologies and those new products and technologies become widely-accepted by the market, if at all. Given the early stages of development of some of these new products and technologies, there can be no guarantee of future market acceptance and investment returns with respect to these products. In addition, an increased adoption of electric propulsion solutions could result in lower demand for our fully automatic transmissions and, over time, the demand for related service parts and support equipment, which would impact our margins. If we do not adequately anticipate the changing needs of our customers by keeping pace with improvements and changes in vehicle propulsion technology and developing and introducing new and effective products and technologies on a timely basis, or if the products and technologies we develop do not become market-leading, our competitive position and prospects could be harmed. If our competitors are able to respond to changing market demands and adopt new technologies more quickly than we do, demand for our products could decline, our competitive position could be harmed, our future research and development activities may be constrained due to intellectual property rights of others, licenses for technologies that would enable us to keep pace with our competitors may not be available on commercially reasonable terms if at all and we may not be able to recoup a return on our development investments. Moreover, changing customer demands as well as evolving regulatory, safety and environmental standards could require us to adapt our products and technologies to address such changes. As a result, in the future we may experience delays in the introduction of some or all of our new products or modifications or enhancements of existing products. Furthermore, there may be production delays due to unanticipated technological setbacks, which may, in turn, delay the release of new products to our end users. If the rate of adoption of new technologies, including electric vehicles for the medium- and heavy-duty commercial market, occurs at a pace that is faster than we are anticipating, we may not have products available to meet that accelerated timeframe. If we experience significant delays or increased costs in the production, launch or acceptance of our products and technologies, our business, results of operations and financial condition may be materially adversely affected.

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

Our business is subject to certain risks associated with doing business internationally, particularly in emerging markets. Outside-North America net sales represented approximately 24% of our net sales for 2025. Most of our operations were in the U.S. in 2025, but we also have manufacturing and customization facilities in India and Hungary with a services agreement with Stellantis N.V. and customization capability in Brazil, the Netherlands, China and Japan, and, effective January 1, 2026, manufacturing and assembly facilities located in approximately 14 additional countries as a result of the acquisition of the Acquired Off-Highway Business. Further, we intend to continue to pursue growth opportunities for our business in a variety of business environments outside the U.S., which could exacerbate the risks set forth below. Our international operations are subject to, without limitation, the following risks:

•
the burden of complying with multiple and possibly conflicting laws and any unexpected changes in regulatory requirements;
•
foreign currency exchange controls, sanctions, import and export restrictions and tariffs, including restrictions promulgated by the Office of Foreign Assets Control of the U.S. Department of the Treasury, and other trade protection regulations and measures;
•
political risks, including increased trade protectionism and risks of loss due to civil disturbances, acts of terrorism, acts of war, guerrilla activities and insurrection;
•
unstable economic, financial and market conditions and increased expenses as a result of inflation, higher energy costs or higher interest rates;
•
difficulties in enforcement of third-party contractual obligations and intellectual property rights and collecting receivables through foreign legal systems;
•
difficulties in staffing and managing international operations and the application of foreign labor regulations;
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

Fluctuations in foreign currency exchange rates could adversely affect our results.

We generate revenues and incur costs in multiple currencies. As a result, changes in exchange rates may impact margins on sales outside the U.S. and on products that include components sourced from suppliers located in other countries. In addition, the translation of foreign-denominated revenues, expenses, assets and liabilities into U.S. dollars for financial reporting purposes may result in variability in our reported results. We use natural hedging strategies and may, from time to time, enter into derivative instruments to manage a portion of our foreign currency exposure. However, these measures may not fully offset the effects of exchange rate fluctuations, and our hedging activities may not be effective in mitigating all foreign currency risks, which could adversely affect our results of operations, financial condition and cash flows. Our exposure to such exchange rate fluctuations and foreign currency risks has increased with the acquisition of the Acquired Off-Highway Business.

We may not be able to identify or consummate acquisitions or partnerships or achieve expected benefits from or effectively integrate acquisitions or partnerships, which could harm our growth.

From time to time, we evaluate selective acquisitions, partnerships and strategic investments. Potential and completed acquisitions, including the acquisition of the Acquired Off-Highway Business, and partnerships involve many risks that could have an adverse effect on our business, financial condition or results of operations, including:

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

We cannot offer any assurance that we will be able to consummate any future acquisitions, strategic investments, partnerships or other business combinations. If we are unable to identify suitable acquisition candidates or to consummate and successfully integrate any future acquisitions, our business and results of operations may be adversely affected as a result. See also “Risks Related to our Acquisition of the Acquired Off-Highway Business” below for additional discussion of certain risks related to the acquisition of the Acquired Off-Highway Business.

Risks Related to our Acquisition of the Acquired Off-Highway Business

We expect to incur significant costs in connection with the integration of the Acquired Off-Highway Business.

We have incurred, and will continue to incur, substantial costs related to formulating and implementing plans to integrate the Acquired Off-Highway Business, including facilities, systems and service contract consolidation costs and employment‑related costs. We will continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in connection with the integration of the Acquired Off-Highway Business. These costs, as well as other unanticipated costs and expenses, could adversely affect our business, results of operations and financial condition.

Any failure to integrate the Acquired Off-Highway Business and its operations with ours successfully in the expected time frame may adversely affect our results of operations and financial condition.

The Acquired Off-Highway Business and its operations may not be integrated successfully with ours. It is possible that the integration process could result in the loss of our or Dana’s key employees, the loss of customers, suppliers, service providers or other business counterparties, the disruption of our ongoing businesses, inconsistencies in standards, controls, procedures and policies, potential unknown liabilities and unforeseen expenses, delays, or regulatory conditions associated with and following completion of the acquisition, higher‑than‑expected integration costs and an overall post‑closing integration process that takes longer than originally anticipated. In addition, the attention of our management team and our resources may be focused on the integration process, which may harm our day-to-day business operations or prevent us from pursuing other opportunities that may be beneficial.

We may fail to realize all of the anticipated benefits from the integration of the Acquired Off-Highway Business and its operations after the acquisition or fail to effectively manage our expanded operations.

The success of the acquisition of the Acquired Off-Highway Business will depend, in part, on our ability to achieve the expected opportunities, cost savings, operating synergies and other benefits from integrating the Acquired Off-Highway Business. However, the anticipated benefits of the acquisition may not be realized fully or at all, may take longer to realize than expected, or may result in other adverse effects that we do not currently foresee, which could adversely affect our business, results of operations and financial condition. In addition, the estimates and assumptions that we and Dana have made when evaluating the anticipated benefits from the acquisition may not be accurate, and there could be potential unknown liabilities and unforeseen expenses associated with the acquisition that could adversely impact us. In addition, following the acquisition, the size and complexity of our businesses and operations increased significantly. Our future success will depend, in part, upon our ability to manage this expanded business.

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

We currently rely, and may continue in the future to rely, on unpatented proprietary technology. In such regard, we cannot be assured that any of our applications for protection of our intellectual property rights will be approved or that others will not infringe or challenge our intellectual property rights. It is possible our competitors will independently develop the same or similar technology or otherwise obtain access to our unpatented technology.

Although we believe the loss or expiration of any single patent would not have a material effect on our business, results of operations or financial condition, there can be no assurance that any one, or more, of the patents or any other intellectual property owned by or licensed to us will not be challenged, invalidated or circumvented by third parties. In fact, a number of the patents licensed to us are set to expire in the next few years. When a patent expires, the inventions it discloses can be used freely by others. Thus, the competitive advantage that we gain from the patents licensed to us will decrease over time, and a greater burden will be placed on our own research and development and licensing efforts to develop and otherwise acquire technologies to keep pace with improvements of transmission-related technology in the marketplace. We enter into confidentiality and invention assignment agreements with employees, and into non-disclosure agreements with suppliers and appropriate customers so as to limit access to and disclosure of our proprietary information. We cannot be assured that these measures will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure. If we are unable to maintain the proprietary nature of our technologies, our ability to sustain margins on some or all of our products may be affected, which could reduce our sales and profitability. Moreover, the protection provided for our intellectual property by the laws and courts of foreign nations may not be as advantageous to us as the protection available under U.S. law.

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

Concern over climate change continues to result in new legal and regulatory requirements designed to mitigate the effects of climate change on the environment, such as actions taken by the U.S. Environmental Protection Agency and several states to address greenhouse gas emissions, the European Union’s CSRD and California’s Climate Corporate Data Accountability Act and Climate-Related Financial Risk Act. We are experiencing increased compliance burdens and costs in addressing our obligations under these new legal and regulatory obligations, and these new legal and regulatory obligations may adversely affect raw material sourcing, manufacturing operations and the distribution of our products.

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

There can be no assurance that future environmental remediation obligations will not have a material adverse effect on our results of operations and financial condition. In addition, we occasionally evaluate alternatives with respect to our facilities, including possible dispositions or closings. Investigations undertaken in connection with these activities may lead to discoveries of contamination that must be remediated, and closings of facilities may trigger remediation requirements that are not applicable to operating facilities. We may also face lawsuits brought by third parties that either allege property damage or personal injury as a result of, or seek reimbursement for costs associated with, such contamination.

Our business and financial results may be adversely affected by government contracting risks.

We are subject to various laws and regulations applicable to parties doing business with governmental entities, including laws and regulations governing performance of government contracts, capital allocations, the use and treatment of government furnished property and the nature of materials used in our products. We may be unilaterally suspended or barred from conducting business with a governmental entity, or become subject to fines or other sanctions if we are found to have violated such laws or regulations. As a result of the need to comply with these laws and regulations, we are subject to increased risks of governmental investigations, civil fraud actions, criminal prosecutions, whistleblower lawsuits and other enforcement actions. The laws and regulations to which we are subject include, but are not limited to, Export Administration Regulations, the Federal Acquisition Regulation, International Traffic in Arms Regulations, regulations from the Bureau of Alcohol, Tobacco, Firearms and Explosives and the FCPA in the U.S., as well as the regulations and laws applicable to government contracting in countries outside the U.S. The risks may be amplified in non-U.S. jurisdictions due to differing legal regimes, export controls, trade restrictions, currency and payment practices, and political and economic instability.

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

As our business increasingly includes contracts with governmental customers outside the U.S., we are subject to comparable risk of modification, suspension or termination, as well as audit, compliance and performance requirements, under foreign legal and regulatory regimes. These risks may be heightened by differing procurement practices, payment terms, export controls, political or regulatory developments, and other complexities inherent in contracting with non-U.S. governmental entities.

Provisions of our amended and restated certificate of incorporation and amended and restated bylaws and Delaware law might discourage, delay or prevent a change of control of our company or changes in our management and, as a result, depress the trading price of our common stock.

Our amended and restated certificate of incorporation and amended and restated bylaws and certain provisions of the General Corporation Law of the State of Delaware contain provisions that could discourage, delay or prevent a change in control of our Company or changes in our management that the stockholders of our Company may deem advantageous. These provisions:

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

As of December 31, 2025, we had total indebtedness of $2,909 million, and we would have been able to borrow an additional $745 million, net of $5 million of outstanding letters of credit, under Allison Transmission Inc.’s (“ATI”), our wholly-owned subsidiary, revolving credit facility with commitments in the amount of $750 million due March 2029 (“Revolving Credit Facility”). As of December 31, 2025, we had no outstanding borrowings against the Revolving Credit Facility. At December 31, 2025, $509 million of indebtedness was associated with ATI’s term loan facility due March 2031 (“Term Loan”, and together with the Revolving Credit Facility, the “Senior Secured Credit Facility”), $400 million of indebtedness was associated with ATI’s 4.75% Senior Notes due October 2027 (“4.75% Senior Notes”), $500 million of indebtedness was associated with ATI’s 5.875% Senior Notes due June 2029 (“5.875% Senior Notes 2029”), $1,000 million of indebtedness was associated with ATI’s 3.75% Senior Notes due January 2031 (“3.75% Senior Notes”) and $500 million of indebtedness was associated with ATI’s 5.875% Senior Notes due December 2033 (“5.875% Senior Notes 2033”, and together with the 4.75% Senior Notes, 5.875% Senior Notes 2029 and 3.75% Senior Notes, the “Senior Notes”). For a complete description of the terms of the Senior Secured Credit Facility and the Senior Notes, see "Note 8. Debt” of Notes to Consolidated Financial Statements included in Part II, Item 8., of this Annual Report on Form 10-K.

On January 2, 2026, we amended the Second Amended and Restated Credit Agreement dated as of March 29, 2019, as amended (the “Credit Agreement”), to provide for an incremental term loan facility under the Credit Agreement in an aggregate principal amount equal to $1,200 million (the “Incremental Term Loan”) and increased the commitments under the Revolving Credit Facility by $250 million to an aggregate principal amount of up to $1,000 million. We used the proceeds of the Incremental Term Loan and also borrowed $300 million under the Revolving Credit Facility to pay a portion of the consideration for the acquisition of the Acquired Off-Highway Business and fees, costs and expenses related to the acquisition.

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

We and our subsidiaries may be able to incur additional indebtedness in the future because the terms of our indebtedness do not fully prohibit us or our subsidiaries from doing so. Subject to covenant compliance and certain conditions, our indebtedness as of December 31, 2025 permitted additional borrowing, including total borrowing up to $745 million under the Revolving Credit Facility, net of $5 million in letters of credit. If new debt is added to our current debt levels and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.

Our pension and other post-retirement benefits funding obligations could increase as a result of a variety of factors.

Our earnings may be positively or negatively impacted by the amount of income or expense recorded for our defined benefit pension plans and other post-retirement benefits (“OPEB”). Accounting principles generally accepted in the United States of America (“GAAP”) require that income or expense for defined benefit pension plans be calculated at the annual measurement date, or more frequently if certain events occur, using actuarial assumptions and calculations. These calculations reflect certain assumptions, the most significant of which relate to the capital markets, interest rates, health care inflation rates and other economic conditions. Changes in key economic indicators can change these assumptions. These assumptions, along with the actual value of assets at the measurement date, will impact the calculation of pension expense for the year. Although GAAP pension expense and pension contributions are not directly related, the key economic indicators that affect GAAP pension expense also affect the amount of cash that we would contribute to our defined benefit pension plans. Because the values of these defined benefit pension plans’ assets have fluctuated and will fluctuate in response to changing market conditions, the amount of gains or losses that will be recognized in subsequent periods, the impact on the funded status of the defined benefit pension plans and the future minimum required contributions, if any, could have a material adverse effect on our business, results of operations and financial condition. The magnitude of such impact cannot be determined with certainty at this time. However, the effect of a one percentage point decrease in the assumed discount rate would result in an increase in the December 31, 2025 defined benefit pension plans obligation of approximately $13 million. Likewise, a one percentage point decrease in the effective interest rate for determining defined benefit pension plans contributions would result in an increase in the minimum required contributions for 2026 of approximately $2 million. Similarly, a one percentage point decrease in the assumed discount rate would result in an increase in the December 31, 2025 OPEB obligation of approximately $6 million. As of December 31, 2025, the unfunded status of our defined benefit pension plans was $4 million and the unfunded status of our OPEB plan was $66 million.

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

The Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our cybersecurity risk management program. Board members receive presentations on cybersecurity topics from our Chief Information Security Officer ("CISO"), internal security staff or external experts as part of the Board’s continuing education on topics that impact public companies.

Our CISO has primary responsibility for assessing and managing our material risks from cybersecurity threats and supervises both our internal cybersecurity operations team and our retained external cybersecurity consultants. Our management team, which includes our CISO as well as our Chief Executive Officer, Chief Financial Officer, General Counsel and Chief Information Officer, has overall responsibility for implementing our cybersecurity risk management program.

Our management team, led by our CISO, stays informed about and monitors the prevention, detection, mitigation, and remediation of key cybersecurity risks and incidents through various means, which may include briefings with internal cybersecurity team members and external consultants, threat intelligence and other information obtained from public or private sources, and alerts and reports produced by security tools deployed in our information technology environment. Our CISO has over 30 years of experience in leading strategy and operations across information technology, cybersecurity and cloud infrastructure areas for entities in the public, private, government and military sectors. In addition, our CISO leads the operational cybersecurity team, which has an average of over 10 years of experience. Collectively, the members of the operational cybersecurity team have various certifications, including, but not limited to, CISSP, GSOM, GCIA, GCIH, CISA, CCSK, SSCP, GPEN, CEH, and CISM.

ITEM 2. PROPERTIES

Our world headquarters, which we own, is located at One Allison Way, Indianapolis, Indiana 46222. As of December 31, 2025, we have 17 manufacturing and certain other facilities in eight countries. The following table sets forth certain information regarding our significant facilities as of December 31, 2025.

Plant	Location	Approximate Size (ft2)	Owned / Leased	Description
Plant #3	Indianapolis	927,000	Own	Engineering, Operational Support
Plant #4	Indianapolis	425,900	Own	Manufacturing
Plant #6	Indianapolis	431,500	Own	Manufacturing
Plant #12	Indianapolis	534,900	Own	Manufacturing
Plant #14	Indianapolis	481,100	Own	Manufacturing
Plant #15	Indianapolis	391,700	Own	Manufacturing
Plant #17	Indianapolis	389,000	Own	Parts Distribution Center
Innovation Center	Indianapolis	96,000	Own	Engineering, Research and Development
Vehicle Electrification + Environmental Test (VE+ET) Center	Indianapolis	66,000	Own	Research and Development
Auburn Hills	Auburn Hills, Michigan, USA	110,400	Lease	Engineering, Operational Support, Manufacturing
Walker Die Casting	Lewisburg, Tennessee, USA	774,100	Own	Manufacturing
Chennai	India	551,551	Own	Manufacturing
Szentgotthard	Hungary	149,000	Own	Manufacturing & Customization

In addition, in connection with the acquisition of the Acquired Off-Highway Business, effective as of January 1, 2026, we acquired approximately 46 additional manufacturing and assembly plants and approximately 30 other facilities located in 24 countries.

We believe all our facilities are suitable for their intended purpose, are being efficiently utilized and provide adequate capacity to meet demand for the next several years. The table above does not include sales offices located in various countries.

ITEM 3. LEGAL PROCEEDINGS

We are subject to various contingencies, including routine legal proceedings and claims arising out of the normal course of business. These proceedings primarily involve commercial claims, product liability claims, personal injury claims and workers’ compensation claims. The outcome of these lawsuits, legal proceedings and claims cannot be predicted with certainty. Nevertheless, we believe the outcome of any of these currently existing proceedings, even if determined adversely, would not have a material adverse effect on our financial condition or results of operations. See "Note 18. Commitments and Contingencies” of Notes to Consolidated Financial Statements included in Part II, Item 8., of this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the New York Stock Exchange under the symbol “ALSN.”

Holders

As of February 5, 2026, there were approximately 306,855 stockholders of record of our common stock, which includes the actual number of holders registered on our books and holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.

Unregistered Sales of Equity Securities

During the period covered by this Annual Report on Form 10-K, we did not offer or sell any equity securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

Issuer Purchases of Equity Securities

Our current stock repurchase program (the "Repurchase Program") was authorized by the Board of Directors in 2016, with increases approved by the Board of Directors on each of November 8, 2017, July 30, 2018, May 9, 2019, February 24, 2022 and February 20, 2025, which in the aggregate total authorized repurchases of $5,000 million in shares of our common stock. The Repurchase Program has no termination date, and the timing and amount of stock purchases are subject to market conditions and corporate needs. The Repurchase Program may be modified, suspended or discontinued at any time at our discretion.

The following table sets forth information related to our repurchase of our common stock on a monthly basis during the three months ended December 31, 2025:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1 – October 31, 2025	207,881	$82.97	207,881	$1,218,918,146
November 1 – November 30, 2025	162,873	82.92	162,873	1,205,413,180
December 1 – December 31, 2025	143,818	96.08	143,818	1,191,595,143
Total	514,572	86.62	514,572

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

Set forth below is a graph comparing the total cumulative returns of ALSN, the S&P 500 Index and an index of peer companies selected by us. Our peer group includes Donaldson Company, Inc., Graco Inc., Roper Technologies, Inc., Gentex Corporation, Rockwell Automation, Inc. and Sensata Technologies Holding PLC. The graph assumes $100 was invested on December 31, 2020 in our common stock and each of the indices and that all dividends, if any, are reinvested.

$280
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Allison Transmission Holdings, Inc.
S&P 500
Peer Group

	As of December 31, 2020	As of December 31, 2021	As of December 31, 2022	As of December 31, 2023	As of December 31, 2024	As of December 31, 2025
Allison Transmission Holdings, Inc.	$100.00	$85.92	$100.39	$142.82	$268.48	$246.04
S&P 500 Index	100.00	128.71	105.40	133.10	166.40	196.16
Peer Group	100.00	120.37	99.13	121.93	115.48	121.86

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

This section of this Annual Report on Form 10-K generally discusses 2025 and 2024 items and year-over-year comparisons between 2025 and 2024. A detailed discussion of 2023 items and year-over-year comparisons between 2024 and 2023 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7. of our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 13, 2025.

Overview

We are a global leader in high-performance mobility and work solutions built for the needs of the modern industrial world. The business was founded in 1915 and has been headquartered in Indianapolis, Indiana since inception. Allison is traded on the New York Stock Exchange under the symbol, “ALSN”.

We have a global presence by serving customers in North America, Asia, Europe, South America, and Africa, with approximately 76% of our revenues being generated in North America in 2025. We serve customers through an independent network of approximately 1,500 independent distributor and dealer locations worldwide as of December 31, 2025.

Recent Developments

On June 11, 2025, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Dana to acquire the Acquired Off-Highway Business (the "Acquisition"). Also on June 11, 2025, in connection with the entry into the Purchase Agreement, we entered into a commitment letter (the “Commitment Letter”) with a group of lenders (the "Lenders"), pursuant to which the Lenders committed to provide a 364-day senior unsecured bridge term loan facility (the “Bridge Facility”), in an aggregate principal amount of up to $2,000 million. As of December 31, 2025, the Bridge Facility aggregate commitment principal amount had been reduced to $500 million as a result of the issuance of $500 million aggregate principal amount of our 5.875% Senior Notes due December 2033 (“5.875% Senior Notes 2033”) and our election to voluntarily reduce the aggregate commitments under the facility.

On January 1, 2026, the Acquisition was completed for a purchase price of approximately $2,732 million, subject to certain adjustments, using a combination of cash on hand, the $500 million of proceeds from the issuance of the 5.875% Senior Notes 2033, $1,200 million of proceeds from the Incremental Term Loan, and $300 million borrowed under the Revolving Credit Facility. No amount was drawn from the Bridge Facility, and it was terminated upon the completion of the Acquisition.

As a result of the Acquisition, we now offer an expanded portfolio of drivetrain, motion and propulsion solutions, providing complementary product breadth and an enhanced ability to support customers across multiple end markets. The Acquired Off-Highway Business has historically served end markets with demand characteristics that differ from our traditional on-highway markets, contributing to a more diversified portfolio.

Following the Acquisition, we continue to operate under the Allison name, but our operations are now comprised of two business units: Allison Transmission and Allison Off-Highway Drive & Motion Systems. Business unit leadership is located globally, reflecting the international nature of our operations and the importance of local market insights, sourcing, production and customer support.

Allison Transmission offers more than 200 different models compatible with more than 500 combinations of engine brands, models and ratings, including diesel, gasoline, natural gas and other alternative fuels. In addition, Allison Transmission has developed thousands of proprietary calibrations available for use with our electronic control modules, enabling tailored performance across a broad range of customer applications.

Allison Off-Highway Drive & Motion Systems provides drivetrain and motion solutions for a wide range of mobile and stationary off-highway equipment. These solutions include optimized drivetrain systems, propulsion components and motion technologies designed for industries such as construction, agriculture, mining, material handling and other industrial applications. The portfolio encompasses systems that manage power conveyance to machines and power work functions, including axles, gearboxes, transmissions and related components, as well as motion systems tailored to customer performance and efficiency requirements across both conventional and electrified powertrains. The global engineering, manufacturing and service footprint of the Acquired Off-Highway Business supports localized responsiveness and technical support for customers in key off-highway end markets.

Trends Impacting Our Business

In 2026, we expect to have higher net sales driven by our North America On-Highway and Defense end markets and net sales for Allison Off-Highway Drive & Motion Systems driven by our Construction & Material Handling end market.

Full Year 2025 and 2024 Net Sales by End Market (dollars in millions)

End Market	2025 Net Sales	2024 Net Sales	% Variance
North America On-Highway	$1,540	$1,752	(12)%
Outside North America On-Highway	507	493	3%
Global Off-Highway	53	105	(50)%
Defense	267	212	26%
Service Parts, Support Equipment and Other	643	663	(3)%
Total Net Sales	$3,010	$3,225	(7)%

North America On-Highway end market net sales were down 12% for the year ended December 31, 2025 compared to the year ended December 31, 2024, principally driven by lower demand for medium-duty and class 8 vocational trucks, partially offset by price increases on certain products and market share gains for hybrid propulsion systems for transit buses.

Outside North America On-Highway end market net sales were up 3% for the year ended December 31, 2025 compared to the year ended December 31, 2024, principally driven by higher demand in Europe and South America and price increases on certain products, partially offset by lower demand in Asia.

Global Off-Highway net sales were down 50% for the year ended December 31, 2025 compared to the year ended December 31, 2024, principally driven by lower demand from the energy, mining and construction sectors outside of North America.

Defense end market net sales were up 26% for the year ended December 31, 2025 compared to the year ended December 31, 2024, principally driven by increased demand for Tracked vehicle applications, price increases on certain products and the continued execution of our growth initiatives.

Service Parts, Support Equipment and Other end market net sales were down 3% for the year ended December 31, 2025 compared to the year ended December 31, 2024, principally driven by lower demand for aluminum die cast components and support equipment, partially offset by higher demand for service parts and price increases on certain products.

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

Cost of sales

Our primary components of cost of sales are purchased parts, the overhead expense related to our manufacturing operations and direct labor associated with the manufacture and assembly of vehicle propulsion solutions and parts. For the year ended December 31, 2025, direct material costs were approximately 66%, overhead costs were approximately 26% and direct labor costs were approximately 8% of total cost of sales. We are subject to changes in our cost of sales caused by movements in underlying commodity prices. We seek to hedge against this risk by using LTAs. See Part II, Item 7A., “Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk” included in this Annual Report on Form 10-K.

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

Non-GAAP Financial Measures

We use Adjusted Earnings before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) and Adjusted EBITDA as a percent of net sales to measure our operating profitability. We believe that Adjusted EBITDA and Adjusted EBITDA as a percent of net sales provide management, investors and creditors with useful measures of the operational results of our business and increase the period-to-period comparability of our operating profitability and comparability with other companies. Adjusted EBITDA as a percent of net sales is also used in the calculation of management’s incentive compensation program. The most directly comparable GAAP measure to Adjusted EBITDA and Adjusted EBITDA as a percent of net sales is Net income and Net income as a percent of net sales, respectively. Adjusted EBITDA is calculated as earnings before interest expense, net, income tax expense, amortization of intangible assets, depreciation of property, plant and equipment and other adjustments as defined by the Credit Agreement, governing ATI's Senior Secured Credit Facility. Adjusted EBITDA as a percent of net sales is calculated as Adjusted EBITDA divided by net sales.

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

The following is a reconciliation of Net income and Net income as a percent of net sales to Adjusted EBITDA and Adjusted EBITDA as a percent of net sales and a reconciliation of Net cash provided by operating activities to Adjusted free cash flow:

	For the years ended December 31,
(unaudited, dollars in millions)	2025	2024	2023
Net income (GAAP)	$623	$731	$673
plus:
Income tax expense	181	166	154
Depreciation of property, plant and equipment	117	111	109
Interest expense, net	92	89	107
Amortization of intangible assets	7	10	45
Acquisition-related expenses (a)	64	—	—
Loss associated with impairment of long-lived assets (b)	29	1	—
Stock-based compensation expense (c)	27	26	22
Unrealized (gain) loss on marketable securities (d)	(12)	9	1
UAW Local 933 contract signing incentives (e)	—	14	—
Pension plan settlement loss (f)	—	4	—
Other (g)	2	4	(3)
Adjusted EBITDA (Non-GAAP)	$1,130	$1,165	$1,108
Net sales (GAAP)	$3,010	$3,225	$3,035
Net income as a percent of Net sales (GAAP)	20.7%	22.7%	22.2%
Adjusted EBITDA as a percent of Net sales (Non-GAAP)	37.5%	36.1%	36.5%
Net cash provided by operating activities (GAAP) (h)	$836	$801	$784
Deductions to reconcile to Adjusted free cash flow:
Additions of long-lived assets	(175)	(143)	(125)
Adjusted free cash flow (Non-GAAP) (h)	$661	$658	$659

(a)
Represents acquisition-related expenses (recorded in Selling, general and administrative), primarily consulting and legal fees, related to the Acquisition.
(b)
Represents a charge associated with the impairment of long-lived assets related to the production of certain electrified products.
(c)
Represents stock-based compensation expense (recorded in Cost of sales, Selling, general and administrative, and Engineering — research and development).
(d)
Represents unrealized (gains) losses (recorded in Other income (expense), net) principally related to an investment in the common stock of Jing-Jin Electric Technologies Co. Ltd.
(e)
Represents non-recurring incentives (recorded in Cost of sales, Selling, general and administrative, and Engineering - research and development) to eligible employees as a result of the UAW Local 933 represented employees ratifying a four-year collective bargaining agreement effective through November 2027.
(f)
Represents a non-cash settlement charge (recorded in Other income (expense), net) for a pro rata portion of previously unrecognized pension plan actuarial net losses associated with the pension risk transfer of a portion of our salaried defined benefit pension plan obligations to a third-party insurance company.
(g)
Represents other adjustments as defined by the Credit Agreement.
(h)
Net cash provided by operating activities (GAAP) and Adjusted free cash flow (Non-GAAP) include $47 million of payments for expenses related to the Acquisition for the year ended December 31, 2025. There were no payments for expenses related to the Acquisition for the year ended December 31, 2024.

Results of Operations

The following table sets forth certain financial information for the years ended December 31, 2025 and 2024. The following table and discussion should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto included in Part II, Item 8., of this Annual Report on Form 10-K.

Comparison of years ended December 31, 2025 and 2024

	Years ended December 31,
(dollars in millions)	2025	% of net sales	2024	% of net sales
Net sales	$3,010	100%	$3,225	100%
Cost of sales	1,547	51	1,696	53
Gross profit	1,463	49	1,529	47
Operating expenses:
Selling, general and administrative	380	13	336	10
Engineering — research and development	174	6	200	6
Loss associated with impairment of long-lived assets	29	1	1	—
Total operating expenses	583	20	537	16
Operating income	880	29	992	31
Other expense, net:
Interest expense, net	(92)	(3)	(89)	(3)
Other income (expense), net	16	1	(6)	—
Total other expense, net	(76)	(2)	(95)	(3)
Income before income taxes	804	27	897	28
Income tax expense	(181)	(6)	(166)	(5)
Net income	$623	21%	$731	23%

Net sales

Net sales for the year ended December 31, 2025 were $3,010 million compared to $3,225 million for the year ended December 31, 2024, a decrease of 7%.

The decrease was principally driven by:

•
North America On-Highway end market net sales decreased $212 million, or 12%, principally driven by lower demand for medium-duty and class 8 vocational trucks, partially offset by price increases on certain products and market share gains for hybrid propulsion systems for transit buses.
•
Global Off-Highway end market net sales decreased $52 million, or 50%, principally driven by lower demand from the energy, mining and construction sectors outside of North America.
•
Service Parts, Support Equipment and Other end market net sales decreased $20 million, or 3%, principally driven by lower demand for aluminum die cast components and support equipment, partially offset by higher demand for service parts and price increases on certain products.

These decreases were partially offset by:

•
Defense end market net sales increased $55 million, or 26%, principally driven by increased demand for Tracked vehicle applications, price increases on certain products and the continued execution of our growth initiatives.
•
Outside North America On-Highway end market net sales increased $14 million, or 3%, principally driven by higher demand in Europe and South America and price increases on certain products, partially offset by lower demand in Asia.

Cost of sales

Cost of sales for the year ended December 31, 2025 was $1,547 million compared to $1,696 million for the year ended December 31, 2024, a decrease of 9%. The decrease was principally driven by lower direct material and manufacturing expense commensurate with decreased net sales, $20 million of lower incentive compensation expense and $13 million of UAW Local 933 contract signing incentives recognized in 2024 that did not reoccur in 2025, partially offset by unfavorable direct material costs.

Gross profit

Gross profit for the year ended December 31, 2025 was $1,463 million compared to $1,529 million for the year ended December 31, 2024, a decrease of 4%. The decrease was principally driven by $223 million from decreased net sales and $45 million of unfavorable direct material costs, partially offset by $140 million of price increases on certain products, $29 million of lower manufacturing expense, $20 million of lower incentive compensation expense and $13 million of UAW Local 933 contract signing incentives recognized in 2024 that did not reoccur in 2025. Gross profit as a percent of net sales for the year ended December 31, 2025 increased 120 basis points compared to the same period in 2024, principally driven by price increases on certain products, lower incentive compensation expense and UAW Local 933 contract signing incentives recognized in 2024 that did not reoccur in 2025.

Selling, general and administrative

Selling, general and administrative expenses for the year ended December 31, 2025 were $380 million compared to $336 million for the year ended December 31, 2024, an increase of 13%. The increase was principally driven by $64 million of expenses related to the Acquisition and higher product warranty expense, partially offset by lower incentive compensation expense.

Engineering — research and development

Engineering expenses for the year ended December 31, 2025 were $174 million compared to $200 million for the year ended December 31, 2024, a decrease of 13%. The decrease was principally driven by reduced product initiatives spending to align costs and programs across our business with end markets demand conditions and lower incentive compensation expense.

Loss associated with impairment of long-lived assets

During the fourth quarter of 2025, we recorded $29 million of losses associated with the impairment of long-lived assets related to the production of certain electrified products. See "Note 5. Property, Plant and Equipment” and "Note 6. Goodwill and Other Intangible Assets” of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional details.

Interest expense, net

Interest expense, net for the year ended December 31, 2025 was $92 million compared to $89 million for the year ended December 31, 2024, an increase of 3%. The increase was principally driven by $5 million of increased interest expense from amortization of deferred financing costs related to the Bridge Facility.

Other income (expense), net

Other income (expense), net for the year ended December 31, 2025 was $16 million compared to ($6) million for the year ended December 31, 2024. The change was principally driven by a $21 million change in unrealized mark-to-market adjustments for marketable securities and a $4 million non-cash defined benefit pension plan settlement charge recognized in 2024 that did not reoccur in 2025, partially offset by $5 million of reduced post-retirement benefit plan credits.

Income tax expense

Income tax expense for the year ended December 31, 2025 was $181 million resulting in an effective tax rate of 23%, compared to $166 million of income tax expense and an effective tax rate of 19% for the year ended December 31, 2024. The increase in income tax expense and effective tax rate was principally driven by elections made under the One Big Beautiful Bill Act.

Liquidity and Capital Resources

We generate cash primarily from our operations to fund our operating, investing and financing activities. Our principal uses of cash are operating expenses, capital expenditures, working capital needs, debt service, dividends on common stock, stock repurchases and strategic growth initiatives, including investments, acquisitions and collaborations. Our ability to generate cash in the future and our future uses of cash are subject to general economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control. We had total available cash and cash equivalents of $1,495 million and $781 million as of December 31, 2025 and 2024, respectively. Of the available cash and cash equivalents, $1,361 million was deposited in operating accounts and $134 million was invested primarily in U.S. government backed securities and time deposits as of December 31, 2025, compared to $117 million deposited in operating accounts and $664 million invested primarily in U.S. government backed securities as of December 31, 2024.

As of December 31, 2025, the total of cash held by foreign subsidiaries was $84 million, the majority of which was at our subsidiaries located in China, the Netherlands, Japan, Brazil and Hungary. We manage our worldwide cash requirements considering available funds among the subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. As a result, we do not currently anticipate that local liquidity restrictions will preclude us from funding our targeted expectations or operating needs with local resources.

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

Our liquidity requirements are significant, primarily due to our debt service requirements. As of December 31, 2025, we had $509 million of indebtedness associated with ATI’s Term Loan, $400 million of indebtedness associated with ATI’s 4.75% Senior Notes due October 2027 (“4.75% Senior Notes”), $500 million of indebtedness associated with ATI’s 5.875% Senior Notes due June 2029 (“5.875% Senior Notes 2029”), $1,000 million of indebtedness associated with ATI’s 3.75% Senior Notes due January 2031 (“3.75% Senior Notes”) and $500 million of indebtedness associated with ATI’s 5.875% Senior Notes due December 2033 ("5.875% Senior Notes 2033", and together with the 4.75% Senior Notes, 5.875% Senior Notes 2029 and 3.75% Senior Notes, the “Senior Notes”).

Our short-term and long-term debt service liquidity requirements consist of $1 million of minimum required quarterly principal payments on ATI’s Term Loan through its maturity date of March 2031, $3 million of minimum required quarterly principal payments on ATI’s Incremental Term Loan through its maturity date of January 2033 and periodic interest payments on ATI’s Term Loan, ATI's Incremental Term Loan and the Senior Notes. There are no required quarterly principal payments on the Senior Notes. Our long-term debt service liquidity requirements also consist of the payment in full of any remaining principal balance of ATI’s Term Loan, ATI's Incremental Term Loan and the Senior Notes upon their respective maturity dates.

We made $5 million and $104 million of principal payments on the Term Loan during the years ended December 31, 2025 and 2024, respectively. Our ability to make payments on and refinance our indebtedness and to fund planned capital expenditures and growth initiatives will depend on our ability to generate cash in the future.

As of December 31, 2025, the Senior Secured Credit Facility provided for a $750 million Revolving Credit Facility, net of an allowance for up to $75 million in outstanding letter of credit commitments, and we had $745 million available under the Revolving Credit Facility, net of $5 million in letters of credit. As of December 31, 2025, we had no amounts outstanding under the Revolving Credit Facility. If we have commitments outstanding on the Revolving Credit Facility at the end of a fiscal quarter, the Senior Secured Credit Facility requires us to maintain a specified maximum first lien net leverage ratio of 5.50x. Additionally, within the terms of the Senior Secured Credit Facility, a first lien net leverage ratio at or below 4.00x results in the elimination of excess cash flow payments on the Senior Secured Credit Facility for the applicable year. As of December 31, 2025, our first lien net leverage ratio was (0.87x). The Senior Secured Credit Facility also provides certain financial incentives based on our first lien net leverage ratio. A first lien net leverage ratio at or below 4.00x and above 3.50x results in a 25 basis point reduction to the applicable margin on the Revolving Credit Facility. A first lien net leverage ratio at or below 3.50x results in an additional 25 basis point reduction to the applicable margin on the Revolving Credit Facility. These reductions remain in effect as long as we achieve a first lien net leverage ratio at or below the related threshold.

On January 2, 2026, we entered into Amendment No. 5 (the "Amendment") to the Credit Agreement to provide for the Incremental Term Loan under the Credit Agreement in an aggregate principal amount equal to $1,200 million, which matures on January 2, 2033 (with a springing maturity to the maturity date of the Term Loan in the event that Term Loan matures on any date prior to January 2, 2033), and increased the commitments under the Revolving Credit Facility by $250 million to an aggregate principal amount of up to $1,000 million. The Amendment also extended the maturity date of the Revolving Credit Facility from March 13, 2029 to January 2, 2031. Additionally, on January 2, 2026, we borrowed $300 million under the Revolving Credit Facility. The proceeds from the borrowings under the Incremental Term Loan and the Revolving Credit Facility were used to pay a portion of the consideration for the Acquisition and fees, costs and expenses related to the Acquisition.

In addition, the Credit Agreement includes, among other things, customary restrictions (subject to certain exceptions) on our ability to incur certain indebtedness, grant certain liens, make certain investments, engage in acquisitions, consolidations and mergers, declare or pay certain dividends, and repurchase shares of our common stock. The indentures governing the Senior Notes contain negative covenants restricting or limiting our ability to, among other things, incur or guarantee additional indebtedness, incur liens, pay dividends on, redeem or repurchase our capital stock, make certain investments, permit payment or dividend restrictions on certain of our subsidiaries, sell assets, engage in certain transactions with affiliates, and consolidate or merge or sell all or substantially all of our assets. As of December 31, 2025, we were in compliance with all covenants under the Senior Secured Credit Facility and indentures governing the Senior Notes.

In connection with the Acquisition, we entered into the Commitment Letter, which provided for up to $2,000 million of borrowing capacity under the Bridge Facility. As of December 31, 2025, the Bridge Facility aggregate commitment principal amount had been reduced to $500 million as a result of the issuance of our 5.875% Senior Notes 2033 and our election to voluntarily reduce the aggregate commitments under the facility. No amount was drawn from the Bridge Facility, and it was terminated upon completion of the Acquisition on January 1, 2026.

Our credit ratings and outlook are reviewed periodically by Moody’s Ratings (“Moody’s”) and Fitch Ratings, Inc. (“Fitch”). As of December 31, 2025, our credit ratings from both Moody's and Fitch are shown in the table below:

December 31, 2025
Credit Ratings	Moody's	Fitch
Corporate Credit	Ba1	BB+
Term Loan due 2031	Baa2	BBB-
4.75% Senior Notes due 2027	Ba2	BB+
5.875% Senior Notes due 2029	Ba2	BB+
3.75% Senior Notes due 2031	Ba2	BB+
5.875% Senior Notes due 2033	Ba2	BB+

We anticipate increased capital expenditures and cash income taxes in 2026 compared to 2025. In addition, as disclosed above, we have incurred additional debt on January 2, 2026 to fund the Acquisition. Further information is provided in "Note 25. Subsequent Events" of Notes to Consolidated Financial Statements included in Part II, Item 8., of this Annual Report on Form 10-K.

On February 20, 2025, our Board of Directors authorized us to repurchase an additional $1,000 million of our common stock pursuant to our stock repurchase program (the "Repurchase Program"), bringing the total amount authorized pursuant to the Repurchase Program to $5,000 million. During 2025, we repurchased approximately $328 million of our common stock under the Repurchase Program. All of the repurchase transactions during 2025 were settled in cash during the same period. As of December 31, 2025, we had approximately $1,192 million available under the Repurchase Program.

The following table shows our sources and uses of funds for the years ended December 31, 2025, 2024 and 2023 (dollars in millions):

	Years ended December 31,
Statements of Cash Flows Data	2025	2024	2023
Cash flows provided by operating activities	$836	$801	$784
Cash flows used for investing activities	(184)	(147)	(129)
Cash flows provided by (used for) financing activities	57	(427)	(332)

Generally, cash provided by operating activities has been adequate to fund our operations. We had significant liquidity, including $1,495 million of cash and cash equivalents and $745 million available under the Revolving Credit Facility, net of $5 million in letters of credit, as of December 31, 2025. On January 2, 2026, we entered into the Amendment to the Credit Agreement, which increased the commitments under the Revolving Credit Facility by $250 million to an aggregate principal amount of up to $1,000 million, $300 million of which was borrowed to pay a portion of the consideration for the Acquisition and fees, costs and expenses related to the Acquisition. Following the closing of the Acquisition, we had $263 million of cash and cash equivalents and $695 million available under the Revolving Credit Facility, net of $5 million in letters of credit.

At this time, we believe cash provided by operating activities, cash and cash equivalents and borrowing capacity under the Revolving Credit Facility will be sufficient to meet our known and anticipated cash requirements for the next twelve months and thereafter.

Cash provided by operating activities

Operating activities for the year ended December 31, 2025 generated $836 million of cash compared to $801 million for the year ended December 31, 2024. The increase was principally driven by lower cash income taxes, lower operating working capital funding requirements, UAW Local 933 contract signing incentives recognized in 2024 that did not reoccur in 2025 and decreased defined benefit pension plans funding payments, partially offset by lower gross profit, payments for expenses related to the Acquisition, lower cash interest received on interest rate swaps and higher cash incentive compensation payments.

Cash used for investing activities

Investing activities for the year ended December 31, 2025 used $184 million of cash compared to $147 million for the year ended December 31, 2024. The increase was principally driven by a $32 million increase in capital expenditures.

Cash provided by (used for) financing activities

Financing activities for the year ended December 31, 2025 provided $57 million of cash compared to using $427 million for the year ended December 31, 2024. The increase was principally driven by $500 million of proceeds from the issuance of the 5.875% Senior Notes 2033 and $99 million of decreased payments on our long-term debt, partially offset by $74 million of higher stock repurchases under the Repurchase Program, $24 million of lower proceeds from the exercise of stock options, $8 million of increased debt financing fees primarily associated with the issuance of the 5.875% Senior Notes 2033 and the Bridge Facility and $5 million of higher taxes paid related to the net share settlement of equity awards.

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

Goodwill represents the excess of purchase price paid over the fair value of net assets acquired. In accordance with the Financial Accounting Standards Board’s (“FASB”) authoritative accounting guidance on goodwill, we do not amortize goodwill but rather evaluate it for impairment on an annual basis, or more often if events or circumstances change that could cause goodwill to become impaired. Goodwill is tested for impairment at the reporting unit level, which, for 2025, was the same as our one operating and reportable segment. We do not aggregate any components into our reporting unit.

We elected to perform a Step 1 quantitative impairment analysis of goodwill in 2025, which indicated that the fair value of the reporting unit exceeded its carrying value, indicating no impairment. The fair value was determined utilizing a discounted cash flow model, which includes key assumptions, such as net sales growth derived from market information, industry reports, marketing programs and certain growth initiatives; operating margin improvements derived from cost reduction programs and fixed cost leverage driven by higher sales volumes; and a risk-adjusted discount rate. Events or circumstances that could unfavorably impact the key assumptions include lower net sales driven by market conditions, our inability to execute on marketing programs and/or growth initiatives, lower gross margins as a result of market conditions or failure to obtain forecasted cost reductions, or a higher discount rate as a result of market conditions. While unpredictable and inherently uncertain, management believes the forecast estimates were reasonable and incorporate assumptions that similar market participants would use in their estimates of fair value.

Other intangible assets have both indefinite and finite useful lives. Intangible assets with indefinite useful lives are not amortized but are tested annually for impairment, or more often if events or circumstances change that could cause intangible assets with indefinite useful lives to become impaired. We elected to perform our annual indefinite-lived intangible assets impairment tests on October 31, 2025 and followed a similar multi-step impairment test that was performed on goodwill. Using the relief-from-royalty method under the income valuation approach, our 2025 annual trade name impairment test indicated that the fair value of the trade name exceeded its carrying value, indicating no impairment. Events or circumstances that could unfavorably impact the key assumptions included lower net sales driven by market conditions, our inability to execute on marketing programs and/or growth initiatives, lower gross margin as a result of market conditions or failure to obtain forecasted cost reductions, or a higher discount rate as a result of market conditions. While unpredictable and inherently uncertain, we believe the forecast estimates are reasonable and incorporate those assumptions that similar market participants would use in their estimates of fair value.

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

As a result of events and circumstances in the fourth quarter of 2025, primarily deteriorating market conditions, we performed an impairment analysis on certain of our long-lived assets related to the production of certain electrified products. We used a market approach to determine the fair value of the assets, resulting in an $8 million and a $21 million impairment loss recorded for the year ended December 31, 2025 for tangible and intangible assets, respectively.

Warranty

Provisions for estimated expenses related to product warranties are made at the time products are sold. Warranty claims arise when a transmission fails while in service during the relevant warranty period. The warranty reserve is adjusted in Selling, general and administrative expense based on our current and historical warranty claims paid and associated repair costs. These estimates are established using historical information including the nature, frequency, and average cost of warranty claims and are adjusted as actual information becomes available. From time to time, we may initiate a specific field action program. As a result of the uncertainty surrounding the nature and frequency of specific field action programs, the liability for such programs is recorded when we commit to an action. We review and assess the liability for these programs on a quarterly basis. We also assess our ability to recover certain costs from our suppliers and record a receivable from the supplier when we believe a recovery is realizable. Warranty costs may differ from those estimated if actual claim rates are higher or lower than our historical rates. Further information is provided in "Note 10. Product Warranty Liabilities” of Notes to Consolidated Financial Statements included in Part II, Item 8., of this Annual Report on Form 10-K, which contains a summary of the activity in our warranty liability account for 2025, 2024 and 2023, including adjustments to pre-existing warranties.

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

A change in the discount rate can have a significant impact on determining our benefit obligations. Our current discount rate is determined by matching the plans’ projected cash flows to a yield curve based on long-term, fixed income debt instruments available as of the measurement date of December 31, 2025. The effect of a one percentage point decrease in the assumed discount rate would result in an increase in the December 31, 2025 defined benefit pension plans obligation of approximately $13 million. Similarly, a one percentage point decrease in the assumed discount rate would result in an increase in the December 31, 2025 OPEB obligation of approximately $6 million.

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

Interest Rate Risk

Our principal interest rate exposure relates to outstanding amounts under our Senior Secured Credit Facility. As of December 31, 2025, our Senior Secured Credit Facility provided for variable rate borrowings of up to $1,254 million, including our $509 million Term Loan and $745 million under our Revolving Credit Facility, net of $5 million of letters of credit. A one-eighth percent increase or decrease in assumed interest rates for the Senior Secured Credit Facility, if fully drawn as of December 31, 2025, would have an impact of approximately $2 million on interest expense per year. As of December 31, 2025, we had no amounts outstanding under the Revolving Credit Facility.

Refer to "Note 8. Debt” of Notes to Consolidated Financial Statements included in Part II, Item 8., of this Annual Report on Form 10-K.

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

Assuming the levels of foreign currency transactions as of December 31, 2025, a 10% aggregate increase or decrease in the Chinese Yuan Renminbi, Euro, Indian Rupee, and Japanese Yen would correspondingly change our earnings, net of tax, by an estimated $5 million per year. We believe our other direct exposure to foreign currencies was immaterial as of December 31, 2025. The acquisition of the Acquired Off-Highway Business has increased our exposure to foreign currencies.

Commodity Price Risk

We are subject to changes in our cost of sales caused by movements in underlying commodity prices. As of December 31, 2025, approximately 66% of our cost of sales consisted of purchased components. A substantial portion of the purchased parts are made of aluminum and steel. The cost of aluminum parts includes an adjustment factor on future purchases for fluctuations in aluminum prices based on accepted industry indices. In addition, a substantial amount of steel-based contracts also includes an index-based component. As our costs change, we are able to pass through a portion of the changes in commodity prices to certain of our customers according to our LTAs. We historically have not entered into long-term purchase contracts related to the purchase of aluminum and steel.

Assuming the levels of commodity purchases as of December 31, 2025, a 10% variation in the price of aluminum and steel would correspondingly change our earnings by approximately $7 million and $11 million per year, respectively.

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

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Allison Transmission Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Allison Transmission Holdings, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Product Warranty Liabilities

As described in Notes 2 and 10 to the consolidated financial statements, the Company’s consolidated product warranty liability balance was $84 million as of December 31, 2025. Management makes provisions for estimated expenses related to product warranties at the time the products are sold. These estimates are established using historical information including the nature, frequency, and average cost of warranty claims and are adjusted as actual information becomes available.

The principal considerations for our determination that performing procedures relating to the product warranty liabilities is a critical audit matter are (i) the significant judgment by management when determining the estimate of the product warranty liabilities; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the frequency and average cost of warranty claims; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the product warranty liabilities, including controls over the significant assumptions and data used to estimate the product warranty liabilities. These procedures also included, among others (i) testing the completeness and accuracy of historical warranty claims data used in the estimate and (ii) the involvement of professionals with specialized skill and knowledge to assist in (a) developing an independent estimate of the product warranty liability, on a test basis, and comparing the independent estimate to management’s estimate and (b) evaluating the reasonableness of significant assumptions related to the frequency and average cost of warranty claims.

/s/ PricewaterhouseCoopers LLP

Indianapolis, Indiana

February 24, 2026

We have served as the Company’s auditor since 2008.

Allison Transmission Holdings, Inc.

Consolidated Balance Sheets

(dollars in millions, except share and per share data)

	December 31, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$1,495	$781
Accounts receivable — net of allowance for doubtful accounts of $1	333	360
Inventories	316	315
Other current assets	89	82
Total Current Assets	2,233	1,538
Marketable securities	24	11
Property, plant and equipment, net	862	803
Intangible assets, net	794	822
Goodwill	2,075	2,075
Other non-current assets	94	87
TOTAL ASSETS	$6,082	$5,336
LIABILITIES
Current Liabilities
Accounts payable	$190	$212
Product warranty liability	34	31
Current portion of long-term debt	5	5
Deferred revenue	34	41
Other current liabilities	197	217
Total Current Liabilities	460	506
Product warranty liability	50	36
Deferred revenue	103	95
Long-term debt	2,885	2,395
Deferred income taxes	557	501
Other non-current liabilities	160	152
TOTAL LIABILITIES	4,215	3,685
Commitments and Contingencies (see Note 18)
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 1,880,000,000 shares authorized, 82,828,704 shares issued and outstanding and 85,776,801 shares issued and outstanding, respectively	1	1
Non-voting common stock, $0.01 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Paid in capital	1,960	1,940
Accumulated deficit	(38)	(239)
Accumulated other comprehensive loss, net of tax	(56)	(51)
TOTAL STOCKHOLDERS’ EQUITY	1,867	1,651
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$6,082	$5,336

The accompanying notes are an integral part of the Consolidated Financial Statements.

Allison Transmission Holdings, Inc.

Consolidated Statements of Comprehensive Income

(dollars in millions, except per share data)

	Years ended December 31,
	2025	2024	2023
Net sales	$3,010	$3,225	$3,035
Cost of sales	1,547	1,696	1,565
Gross profit	1,463	1,529	1,470
Selling, general and administrative	380	336	357
Engineering — research and development	174	200	194
Loss associated with impairment of long-lived assets	29	1	—
Operating income	880	992	919
Interest expense, net	(92)	(89)	(107)
Other income (expense), net	16	(6)	15
Income before income taxes	804	897	827
Income tax expense	(181)	(166)	(154)
Net income	$623	$731	$673
Basic earnings per share attributable to common stockholders	$7.42	$8.40	$7.48
Diluted earnings per share attributable to common stockholders	$7.33	$8.31	$7.40
Other comprehensive (loss) income, net of tax:
Foreign currency translation	17	(13)	2
Pension and OPEB liability adjustment	(17)	(1)	(7)
Interest rate swaps	(5)	(6)	(4)
Total other comprehensive (loss) income, net of tax	(5)	(20)	(9)
Comprehensive income, net of tax	$618	$711	$664

The accompanying notes are an integral part of the Consolidated Financial Statements.

Allison Transmission Holdings, Inc.

Consolidated Statements of Cash Flows

(dollars in millions)

	Years ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$623	$731	$673
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	117	111	109
Deferred income taxes	64	(17)	(17)
Loss associated with impairment of long-lived assets	29	1	—
Stock-based compensation	27	26	22
Unrealized (gain) loss on marketable securities	(12)	9	1
Amortization of deferred financing costs	8	3	4
Amortization of intangible assets	7	10	45
Unrealized loss on foreign exchange	3	1	—
Pension plan settlement loss	—	4	—
Technology-related investments loss (gain)	—	2	(3)
Other	(3)	(3)	1
Changes in assets and liabilities:
Accounts receivable	34	(8)	7
Inventories	3	(44)	(52)
Accounts payable	(36)	1	21
Other assets and liabilities	(28)	(26)	(27)
Net cash provided by operating activities	836	801	784
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of long-lived assets	(175)	(143)	(125)
Investment in equity method investee	(5)	(6)	(1)
Investment in debt securities	(3)	—	—
Investment in equities without a readily determinable fair value	(1)	(2)	(5)
Proceeds from sale of assets	—	4	—
Proceeds from technology-related investments	—	—	2
Net cash used for investing activities	(184)	(147)	(129)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt	500	—	—
Repurchases of common stock	(328)	(254)	(263)
Dividend payments	(91)	(87)	(83)
Taxes paid related to net share settlement of equity awards	(15)	(10)	(7)
Debt financing fees	(12)	(4)	—
Proceeds from exercise of stock options	8	32	28
Payments on long-term debt	(5)	(104)	(7)
Net cash provided by (used for) financing activities	57	(427)	(332)
Effect of exchange rate changes on cash	5	(1)	—
Net increase in cash and cash equivalents	714	226	323
Cash and cash equivalents at beginning of period	781	555	232
Cash and cash equivalents at end of period	$1,495	$781	$555
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid, net of refunds received:
U.S. federal	$(84)	$(162)	$(163)
U.S. state and local	(10)	(14)	(20)
Foreign	(13)	(14)	(11)
Interest paid	$(120)	$(124)	$(131)
Interest received from interest rate swaps	$6	$12	$12
Non-cash investing activities:
Capital expenditures in liabilities	$20	$9	$4

The accompanying notes are an integral part of the Consolidated Financial Statements.

Allison Transmission Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

(dollars in millions)

	Common Stock	Non- voting Common Stock	Preferred Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, net of tax	Stockholders’ Equity
Balance at December 31, 2022	$1	$—	$—	$1,848	$(953)	$(22)	$874
Stock-based compensation	—	—	—	22	—	—	22
Pension and OPEB liability adjustment	—	—	—	—	—	(7)	(7)
Foreign currency translation adjustment	—	—	—	—	—	2	2
Interest rate swaps	—	—	—	—	—	(4)	(4)
Issuance of common stock	—	—	—	21	—	—	21
Repurchase of common stock	—	—	—	—	(265)	—	(265)
Dividends on common stock ($0.92 per share)	—	—	—	—	(83)	—	(83)
Net income	—	—	—	—	673	—	673
Balance at December 31, 2023	$1	$—	$—	$1,891	$(628)	$(31)	$1,233
Stock-based compensation	—	—	—	26	—	—	26
Pension and OPEB liability adjustment	—	—	—	—	—	(1)	(1)
Foreign currency translation adjustment	—	—	—	—	—	(13)	(13)
Interest rate swaps	—	—	—	—	—	(6)	(6)
Issuance of common stock	—	—	—	23	—	—	23
Repurchase of common stock	—	—	—	—	(255)	—	(255)
Dividends on common stock ($1.00 per share)	—	—	—	—	(87)	—	(87)
Net income	—	—	—	—	731	—	731
Balance at December 31, 2024	$1	$—	$—	$1,940	$(239)	$(51)	$1,651
Stock-based compensation	—	—	—	27	—	—	27
Pension and OPEB liability adjustment	—	—	—	—	—	(17)	(17)
Foreign currency translation adjustment	—	—	—	—	—	17	17
Interest rate swaps	—	—	—	—	—	(5)	(5)
Issuance of common stock	—	—	—	(7)	—	—	(7)
Repurchase of common stock	—	—	—	—	(331)	—	(331)
Dividends on common stock ($1.08 per share)	—	—	—	—	(91)	—	(91)
Net income	—	—	—	—	623	—	623
Balance at December 31, 2025	$1	$—	$—	$1,960	$(38)	$(56)	$1,867

The accompanying notes are an integral part of the Consolidated Financial Statements.

Allison Transmission Holdings, Inc.

Notes to Consolidated Financial Statements

NOTE 1. OVERVIEW

Overview

Allison Transmission Holdings, Inc. and its subsidiaries (“Allison” or the “Company”) is a global leader in high-performance mobility and work solutions built for the needs of the modern industrial world. The business was founded in 1915 and has been headquartered in Indianapolis, Indiana since inception. Allison trades on the New York Stock Exchange under the symbol, “ALSN”.

The Company has a global presence by serving customers in North America, Asia, Europe, South America, and Africa, with approximately 76% of its revenues being generated in North America in 2025. The Company serves customers through an independent network of approximately 1,500 independent distributor and dealer locations worldwide as of December 31, 2025.

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

Segment Reporting

In accordance with the Financial Accounting Standards Board’s (“FASB”) authoritative accounting guidance on segment reporting, the Company had one operating segment and reportable segment as of December 31, 2025.

The Company was in one line of business, which was the manufacture and distribution of vehicle propulsion solutions.

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

As a result of events and circumstances in the fourth quarter of 2025, the Company reviewed its property, plant and equipment long-lived assets related to the production of certain electrified products, resulting in an $8 million impairment loss recorded for the year ended December 31, 2025. Deteriorating market conditions significantly contributed to the future cash flows of the related assets being less than the carrying value of those assets. See "Note 5. Property, Plant and Equipment" for more information.

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

Goodwill represents the excess of purchase price paid over the fair value of net assets acquired. In accordance with the FASB’s authoritative accounting guidance on goodwill, the Company does not amortize goodwill but rather evaluates it for impairment on an annual basis, or more often if events or circumstances change that could cause goodwill to become impaired. Goodwill is tested for impairment at the reporting unit level, which, for 2025, is the same as the Company's one operating and reportable segment. The Company does not aggregate any components into its reporting unit.

The Company elected to perform a Step 1 quantitative impairment analysis of goodwill in 2025, which indicated that the fair value of the reporting unit exceeded its carrying value, indicating no impairment. The fair value was determined utilizing a discounted cash flow model, which includes key assumptions such as net sales growth derived from market information, industry reports, marketing programs and certain growth initiatives; operating margin improvements derived from cost reduction programs and fixed cost leverage driven by higher sales volumes; and a risk-adjusted discount rate. Events or circumstances that could unfavorably impact the key assumptions include lower net sales driven by market conditions, our inability to execute on marketing programs and/or growth initiatives, lower gross margins as a result of market conditions or failure to obtain forecasted cost reductions, or a higher discount rate as a result of market conditions. While unpredictable and inherently uncertain, management believes the forecast estimates were reasonable and incorporate assumptions that similar market participants would use in their estimates of fair value.

Other intangible assets have both indefinite and finite useful lives. Intangible assets with indefinite useful lives are not amortized but are tested annually for impairment, or more often if events or circumstances change that could cause intangible assets with indefinite useful lives to become impaired. We elected to perform our annual indefinite-lived intangible assets impairment tests on October 31, 2025 and followed a similar multi-step impairment test that was performed on goodwill. Using the relief-from-royalty method under the income valuation approach, our 2025 annual trade name impairment test indicated that the fair value of the trade name exceeded its carrying value, indicating no impairment. Events or circumstances that could unfavorably impact the key assumptions included lower net sales driven by market conditions, our inability to execute on marketing programs and/or growth initiatives, lower gross margin as a result of market conditions or failure to obtain forecasted cost reductions, or a higher discount rate as a result of market conditions. While unpredictable and inherently uncertain, we believe the forecast estimates are reasonable and incorporate those assumptions that similar market participants would use in their estimates of fair value.

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

As a result of events and circumstances in the fourth quarter of 2025, the Company reviewed the definite-lived intangible assets related to the production of certain electrified products, resulting in a $21 million impairment loss recorded for the year ended December 31, 2025. Deteriorating market conditions significantly contributed to the future cash flows of the related assets being less than the carrying value of those assets. See "Note 6. Goodwill and Other Intangible Assets" for more information.

Deferred Financing Costs

The deferred financing costs related to line-of-credit arrangements are presented as a component of other non-current assets. The deferred financing costs related to other types of debt instruments such as notes and loans are presented as a component of long-term debt. Deferred financing costs continue to be amortized over the life of the related debt using the effective interest method. Amortization of deferred financing costs is recorded as part of interest expense and totaled $8 million, $3 million and $4 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

Sales under U.S. government production contracts are recognized at the point in time when control passes to the customer, or when the U.S. government accepts the transmission and is able to direct its use in certain bill-and-hold arrangements. Deferred revenue arises from cash received in advance of the culmination of the earnings process and is recognized as revenue in future periods when the applicable revenue recognition criteria have been met. Under the terms of certain previous U.S. government contracts, there were certain price reduction clauses and provisions for potential price reductions which were estimated at the time of sale based upon the Company’s history and experience and were recorded as a reduction to Net sales. Potential reductions may be attributed to a change in projected sales volumes or plant efficiencies which impact overall costs. The Company had $54 million recorded in the price reduction reserve account as of both December 31, 2025 and 2024.

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

The Company contracts with various third parties to provide engineering services. These services are recorded as Net sales in accordance with the terms of the contract. The saleable engineering services recorded were $10 million, $10 million and $26 million for the years ended December 31, 2025, 2024 and 2023, respectively. The associated costs are recorded in Cost of sales.

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

The Company has made a policy election under applicable accounting guidance to account for forfeitures as a reduction of stock-based compensation expense when the forfeiture occurs.

RSUs were granted to certain employees and directors at fair market value on the date of grant. The restrictions lapse upon continued performance by the RSU holder on the vest date which generally occurs over one, two or three years. RSU incentive compensation expense recorded was $13 million, $13 million and $11 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Performance-based awards, including performance units, were granted to certain employees at fair value at the date of grant. The Company records the fair value of each performance-based award based on a Monte-Carlo pricing model. Performance-based award incentive compensation expense recorded was $6 million, $6 million, $5 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Stock options were granted to certain employees at fair value on the date of grant using a Black-Scholes option pricing model. Stock option incentive compensation expense recorded was $8 million, $7 million and $6 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued authoritative accounting guidance to improve income tax disclosures by requiring disaggregated information about a reporting entity's effective tax rate reconciliation and information on income taxes paid. The guidance became effective for the Company for its fiscal year ended December 31, 2025 and was applied retrospectively. The adoption of this guidance did not have an impact on the Company's Consolidated Financial Statements but resulted in additional disclosures. See the Consolidated Statements of Cash Flows and "Note 16. Income Taxes" for the additional disclosures.

In July 2025, the FASB issued authoritative accounting guidance providing a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets arising from contracts with customers. The guidance became effective for the Company beginning January 1, 2026 and was applied prospectively. The adoption of this guidance did not have an impact on the Company's Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

In November 2025, the FASB issued authoritative accounting guidance to amend certain aspects of the existing hedge accounting guidance to more closely align hedge accounting with the economics of an entity's risk management activities. The guidance will become effective for the Company beginning January 1, 2027 with early adoption permitted. Management is currently evaluating the potential impact of this guidance on the Company's Consolidated Financial Statements.

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

The Company may also use volume-based discounts and rebates as marketing incentives in the sales of both vehicle propulsion solutions and service parts, which are accounted for as variable consideration. The Company records the impact of the incentives as a reduction to revenue when it is determined that the adjustment is not likely to reverse. The Company estimates the impact of all other incentives based on the related sales and market conditions in the end market vocation. The Company recorded no material adjustments based on variable consideration during any of the years ended December 31, 2025, 2024 or 2023.

Net sales are made on credit terms, generally 30 days, based on an assessment of the customer’s creditworthiness. For certain goods or services, the Company receives consideration prior to satisfying the related performance obligation. Such consideration is recorded as a contract liability in current and non-current deferred revenue as of December 31, 2025 and 2024. See "Note 11. Deferred Revenue” for more information including the amount of revenue earned during the year ended December 31, 2025 that had been previously deferred. The Company had no material contract assets as of either December 31, 2025 or 2024.

The Company had one operating segment and reportable segment as of December 31, 2025. The Company was in one line of business, which was the design, manufacture and distribution of vehicle propulsion solutions. The following presents disaggregated revenue by categories that best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors (dollars in millions):

	Year ended December 31, 2025	Year ended December 31, 2024	Year ended December 31, 2023
North America On-Highway	$1,540	$1,752	$1,529
Outside North America On-Highway	507	493	477
Global Off-Highway	53	105	167
Defense	267	212	166
Service Parts, Support Equipment and Other	643	663	696
Total Net Sales	$3,010	$3,225	$3,035

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

Global Off-Highway

Revenue from the Global Off-Highway end market is driven by sales of transmissions to OEMs and distributors that serve end users who operate vehicles and auxiliary equipment in energy, mining and construction applications. Revenue is recognized at the point in time when control passes to the customer, which is based on shipping terms when the order is fulfilled by the Company.

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

Revenue from the sale of ETC contracts is recognized ratably over the time period that corresponds with the period of coverage, as the Company has determined this method best depicts the progress towards satisfaction of its performance obligation. ETC contracts are typically sold in one to five year durations within the North America On-Highway, Outside North America On-Highway and Global Off-Highway end markets. The ETC contract period begins when the standard warranty coverage period ends. All consideration allocated to an ETC performance obligation is initially deferred until the coverage period begins.

NOTE 4. INVENTORIES

Inventories consisted of the following components (dollars in millions):

	December 31, 2025	December 31, 2024
Purchased parts and raw materials	$168	$162
Work in progress	19	17
Finished goods	68	79
Service parts	61	57
Total inventories	$316	$315

Inventory components shipped to third parties, primarily cores, parts to re-manufacturers, and parts to contract manufacturers, which the Company has an obligation to buy back, are included in purchased parts and raw materials, with an offsetting liability in Other current liabilities. See "Note 14. Other Current Liabilities” for more information.

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

The cost and accumulated depreciation of property, plant and equipment are as follows (dollars in millions):

	December 31, 2025	December 31, 2024
Machinery and equipment	$1,038	$1,003
Buildings and building improvements	559	537
Special tooling	273	239
Software	205	200
Construction in progress	119	73
Land and land improvements	29	28
Total property, plant and equipment	2,223	2,080
Accumulated depreciation	(1,361)	(1,277)
Property, plant and equipment, net	$862	$803

Depreciation of property, plant and equipment was $117 million, $111 million and $109 million for the years ended December 31, 2025, 2024 and 2023, respectively.

As a result of events and circumstances in the fourth quarter of 2025, primarily deteriorating market conditions, the Company performed an impairment analysis on certain of its long-lived, tangible assets related to the production of certain electrified products. The Company used a market approach to determine the fair value of the assets, resulting in an $8 million impairment loss for the year ended December 31, 2025 for long-lived property, plant and equipment assets. There were no impairment charges for the year ended December 31, 2024. See "Note 6. Goodwill and Other Intangible Assets" for more information on the impairment of long-lived intangible assets related to the production of certain electrified products and "Note 2. Summary of Significant Accounting Policies" for more information.

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS

As of both December 31, 2025 and 2024, the carrying amount of the Company’s Goodwill was $2,075 million.

The following presents a summary of other intangible assets (dollars in millions):

	December 31, 2025			December 31, 2024
	Intangible assets, gross	Accumulated amortization	Intangible assets, net	Intangible assets, gross	Accumulated amortization	Intangible assets, net
Other intangible assets:
Trade name	$791	$—	$791	$791	$—	$791
Customer relationships — commercial	839	(839)	—	839	(837)	2
Proprietary technology	484	(481)	3	507	(481)	26
Customer relationships — defense	62	(62)	—	62	(59)	3
Non-compete agreement	1	(1)	—	1	(1)	—
Total	$2,177	$(1,383)	$794	$2,200	$(1,378)	$822

Amortization of intangible assets was $7 million, $10 million and $45 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The Company’s 2025 annual goodwill impairment test indicated that the fair value of the reporting unit exceeded its carrying value, indicating no impairment. The Company's 2025 annual indefinite-lived intangible assets impairment test indicated that the fair value of the Company’s indefinite-lived intangible assets exceeded their carrying value, indicating no impairment.

As a result of events and circumstances in the fourth quarter of 2025, primarily deteriorating market conditions, the Company performed an impairment analysis on the long-lived, proprietary technology intangible asset associated with certain electrified products. The Company used a market approach to determine the fair value of the assets, resulting in a $21 million impairment loss for the year ended December 31, 2025 for long-lived, intangible assets. There was a $1 million impairment loss for the year ended December 31, 2024. See "Note 5. Property, Plant and Equipment" for more information on the impairment of property, plant and equipment assets related to the production of certain electrified products and "Note 2. Summary of Significant Accounting Policies" for more information.

Amortization expense related to other intangible assets for the next five fiscal years is expected to be (dollars in millions):

	2026	2027	2028	2029	2030
Amortization expense	$2	$1	$1	$—	$—

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

Level 3 — Certain inputs are unobservable or have little or no market data available. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At each balance sheet date, the Company performs an analysis of all instruments subject to authoritative accounting guidance and includes, in Level 3, all of those whose fair value is based on significant unobservable inputs. As of December 31, 2025 and 2024, the Company did not have any Level 3 financial assets or liabilities.

The following table summarizes the Company’s financial assets and (liabilities) measured at fair value as of December 31, 2025 and 2024 (dollars in millions):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		TOTAL
	2025	2024	2025	2024	2025	2024
Cash equivalents	$134	$664	$—	$—	$134	$664
Marketable securities	24	11	—	—	24	11
Rabbi trust assets	24	20	—	—	24	20
Deferred compensation obligation	(24)	(20)	—	—	(24)	(20)
Debt securities	—	—	3	—	3	—
Derivative assets	—	—	—	5	—	5
Total	$158	$675	$3	$5	$161	$680

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

The Company's debt securities are classified as available-for-sale and qualify as Level 2 in the fair value hierarchy. The Company’s valuation techniques used to calculate the fair value of derivative instruments represent a market approach with observable inputs that qualify as Level 2 in the fair value hierarchy. The Company used valuations from the issuing financial institutions for the fair value measurement of interest rate swaps. As of December 31, 2025, all of the Company's interest rate swap contracts reached maturity and were terminated. The floating-to-fixed interest rate swaps were based on the Secured Overnight Financing Rate ("SOFR"), which is observable at commonly quoted intervals. The fair values are included in Other current assets in the Consolidated Balance Sheets. See "Note 9. Derivatives” for more information regarding the Company's interest rate swaps.

The Company holds equity securities in unconsolidated entities without a readily determinable fair value. Each of these investments represents a less than 20% ownership interest in the respective privately-held entity, and the Company does not maintain significant influence over or control of any of the entities. The Company has elected the measurement alternative and measures the investments at cost, less any impairment, plus or minus adjustments related to observable price changes in orderly transactions for identical or similar investments of the same issuer. These equity investments are recorded in Other non-current assets in the Consolidated Balance Sheets, with changes in the value recorded in Other income (expense), net in the Consolidated Statements of Comprehensive Income. As of December 31, 2025 and 2024, the Company held equity securities without a readily determinable fair value of $8 million and $7 million, respectively. For the years ended December 31, 2025 and 2024, no adjustments were recorded resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer and no impairment charges occurred for any of these investments.

NOTE 8. DEBT

Long-term debt and maturities are as follows (dollars in millions):

	December 31, 2025	December 31, 2024
Long-term debt:
Senior Notes, fixed 4.75%, due 2027	$400	$400
Senior Notes, fixed 5.875%, due 2029	500	500
Senior Notes, fixed 3.75%, due 2031	1,000	1,000
Senior Secured Credit Facility Term Loan, variable, due 2031	509	514
Senior Notes, fixed 5.875%, due 2033	500	—
Total long-term debt	$2,909	$2,414
Less: current maturities of long-term debt	5	5
deferred financing costs, net (see Note 2)	19	14
Total long-term debt, net	$2,885	$2,395

Principal payments required on long-term debt during the next five years are as follows (dollars in millions):

	2026	2027	2028	2029	2030
Payments	$5	$405	$5	$505	$5

As of December 31, 2025, the Company had $2,909 million of indebtedness associated with Allison Transmission, Inc.’s (“ATI”), the Company’s wholly-owned subsidiary, 4.75% Senior Notes due October 2027 (“4.75% Senior Notes”), ATI’s 5.875% Senior Notes due June 2029 (“5.875% Senior Notes 2029”), ATI’s 3.75% Senior Notes due January 2031 (“3.75% Senior Notes”), 5.875% Senior Notes due December 2033 ("5.875% Senior Notes 2033”), and together with the 4.75% Senior Notes, 5.875% Senior Notes 2029 and 3.75% Senior Notes, the “Senior Notes”) and the Second Amended and Restated Credit Agreement dated as of March 29, 2019, as amended (the “Credit Agreement”), governing ATI’s term loan facility in the amount of $509 million due March 2031 (“Term Loan”) and ATI’s revolving credit facility with commitments in the amount of $750 million due March 2029 (“Revolving Credit Facility”, and together with the Term Loan, the “Senior Secured Credit Facility”).

The fair value of the Company’s long-term debt obligations as of December 31, 2025 was $2,858 million. The fair value is based on quoted Level 2 market prices of the Company’s debt as of December 31, 2025. The difference between the fair value and carrying value of the long-term debt is driven primarily by trends in the financial markets.

Senior Secured Credit Facility

The borrowings under the Senior Secured Credit Facility are collateralized by a lien on substantially all assets of the Company, ATI and certain existing and future U.S. subsidiary guarantors, as provided in the Credit Agreement. Interest on the Term Loan, as of December 31, 2025, is either (a) 1.75% over a SOFR rate on deposits in U.S. dollars for one-, three- or six-month periods (or a twelve-month period if, at the time of the borrowing, consented to by all relevant lenders and the administrative agent) ("Term SOFR"), or (b) 0.75% over the greater of the prime lending rate as quoted by the administrative agent, the Term SOFR rate for an interest period of one month plus 1.00% and the federal funds effective rate published by the Federal Reserve Bank of New York plus 0.50%, subject to a 1.00% floor (the "Base Rate"). As of December 31, 2025, the Company elected to pay the lowest all-in rate of Term SOFR plus the applicable margin, or 5.50%, on the Term Loan. The Credit Agreement requires minimum quarterly principal payments on the Term Loan, as well as prepayments from certain net cash proceeds of non-ordinary course asset sales and casualty and condemnation events, the incurrence of certain debt and from a percentage of excess cash flow, if applicable. The minimum required quarterly principal payment on the Term Loan through its maturity date of March 2031 is $1 million. As of December 31, 2025, there had been no payments required for certain net cash proceeds of non-ordinary course asset sales and casualty and condemnation events. The remaining principal balance is due upon maturity.

The Senior Secured Credit Facility also provides a Revolving Credit Facility, net of an allowance for up to $75 million in outstanding letters of credit commitments. Throughout the year ended December 31, 2025, the Company made no withdrawals on the Revolving Credit Facility. As of December 31, 2025, the Company had $745 million available under the Revolving Credit Facility, net of $5 million in letters of credit. Borrowings under the Revolving Credit Facility bear interest at a variable base rate plus an applicable margin based on the Company’s first lien net leverage ratio. When the Company’s first lien net leverage ratio is above 4.00x, interest on the Revolving Credit Facility is (a) 0.75% over the Base Rate or (b) 1.75% over the Term SOFR rate; when the Company’s first lien net leverage ratio is equal to or less than 4.00x and above 3.50x, interest on the Revolving Credit Facility is (i) 0.50% over the Base Rate or (ii) 1.50% over the Term SOFR rate; and when the Company’s first lien net leverage ratio is equal to or below 3.50x, interest on the Revolving Credit Facility is (y) 0.25% over the Base Rate or (z) 1.25% over the Term SOFR rate. As of December 31, 2025, the applicable margin for the Revolving Credit Facility was 1.25%. In addition, there is an annual commitment fee, based on the Company’s first lien net leverage ratio, on the average unused revolving credit borrowings available under the Revolving Credit Facility. As of December 31, 2025, the commitment fee was 0.25%. Borrowings under the Revolving Credit Facility are payable at the option of the Company throughout the term of the Revolving Credit Facility with the balance due at the end of the term.

The Senior Secured Credit Facility requires the Company to maintain a specified maximum first lien net leverage ratio of 5.50x when revolving loan commitments remain outstanding on the Revolving Credit Facility at the end of a fiscal quarter. As of December 31, 2025, the Company had no amounts outstanding under the Revolving Credit Facility; however, the Company would have been in compliance with the maximum first lien net leverage ratio, achieving a (0.87x) ratio. Additionally, within the terms of the Senior Secured Credit Facility, a first lien net leverage ratio at or below 4.00x results in the elimination of excess cash flow payments on the Senior Secured Credit Facility for the applicable year.

In addition, the Credit Agreement, among other things, includes customary restrictions (subject to certain exceptions) on the Company’s ability to incur certain indebtedness, grant certain liens, make certain investments, engage in acquisitions, consolidations and mergers, declare or pay certain dividends or repurchase shares of the Company’s common stock. As of December 31, 2025, the Company was in compliance with all covenants under the Credit Agreement.

Senior Notes

In November 2025, ATI completed an offering of $500 million of the 5.875% Senior Notes due December 2033. The 5.875% Senior Notes 2033 were offered in a private placement exempt from registration under the Securities Act of 1933, as amended. On June 11, 2025, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Dana Incorporated (“Dana”) to acquire its off-highway business (the "Acquisition"). The net proceeds from the offering will be used to pay for a portion of the Acquisition. As a result of the offering, the Company recorded $6 million as deferred financing fees in the Consolidated Balance Sheet as of December 31, 2025. See "Note 24. Acquisition” for additional details regarding the Acquisition.

Each series of the Senior Notes is unsecured and is guaranteed by each of ATI’s domestic subsidiaries that is a borrower under or guarantees the Senior Secured Credit Facility and is unconditionally guaranteed, jointly and severally, by any of ATI’s future domestic subsidiaries that are borrowers under or guarantee the Senior Secured Credit Facility. None of ATI’s domestic subsidiaries currently guarantee its obligations under the Senior Secured Credit Facility, and therefore none of ATI’s domestic subsidiaries currently guarantee any series of the Senior Notes. The indentures governing the Senior Notes contain negative covenants restricting or limiting the Company’s ability to, among other things: incur or guarantee additional indebtedness, incur liens, pay dividends on, redeem or repurchase the Company’s capital stock, make certain investments, permit payment or dividend restrictions on certain of the Company’s subsidiaries, sell assets, engage in certain transactions with affiliates, and consolidate or merge or sell all or substantially all of the Company’s assets. As of December 31, 2025, the Company was in compliance with all covenants under the indentures governing the Senior Notes.

ATI may from time to time seek to retire its Senior Notes through cash purchases, exchanges for equity securities, open market purchases, privately negotiated transactions, contractual redemptions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors and will be in accordance with the respective indenture governing such notes. The amounts involved may be material. Some or all of the 4.75% Senior Notes, the 5.875% Senior Notes 2029 and the 3.75% Senior Notes may be redeemed at any time at redemption prices specified in the indentures governing such notes. Prior to December 1, 2028, ATI may redeem some or all of the 5.875% Senior Notes 2033 by paying a price equal to 100.00% of the principal amount being redeemed, plus an “applicable premium”. At any time on or after December 1, 2028, ATI may redeem some or all of the 5.875% Senior Notes 2033 at redemption prices specified in the indenture governing such notes.

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

Fair value adjustments associated with the interest rate swaps were recorded as a component of Accumulated other comprehensive loss, net of tax (“AOCL”) in the Consolidated Balance Sheets. Balances in AOCL were reclassified to earnings when transactions related to the underlying risk were settled.

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

		Fair Value
	Balance Sheet Location	December 31, 2025	December 31, 2024
Derivative Assets:
Interest rate swaps	Other current assets	$—	$5
Total derivative assets		$—	$5

As of December 31, 2025, all derivative gains recorded in AOCL were reclassified to earnings. There were $5 million of net derivative gains recorded in AOCL as of December 31, 2024. See "Note 17. Accumulated Other Comprehensive Loss” for information regarding activity recorded as a component of AOCL during the years ended December 31, 2025 and 2024.

NOTE 10. PRODUCT WARRANTY LIABILITIES

As of December 31, 2025, the current and non-current product warranty liabilities were $34 million and $50 million, respectively. As of December 31, 2024, the current and non-current product warranty liabilities were $31 million and $36 million, respectively. Product warranty liability activities consisted of the following (dollars in millions):

	Year ended December 31, 2025	Year ended December 31, 2024	Year ended December 31, 2023
Beginning balance	$67	$59	$57
Payments	(38)	(41)	(41)
Increase in liability (warranty issued during period)	35	33	28
Net adjustments to liability	20	16	15
Ending balance	$84	$67	$59

The adjustments to the total liability in 2025, 2024 and 2023 were the result of general changes in estimates for various products and specific field action programs as additional claims data and field information became available.

NOTE 11. DEFERRED REVENUE

As of December 31, 2025, the current and non-current deferred revenue were $34 million and $103 million, respectively. As of December 31, 2024, the current and non-current deferred revenue were $41 million and $95 million, respectively. Deferred revenue activity consisted of the following (dollars in millions):

	Year ended December 31, 2025	Year ended December 31, 2024	Year ended December 31, 2023
Beginning balance	$136	$130	$131
Increases	46	51	52
Revenue earned	(45)	(45)	(53)
Ending balance	$137	$136	$130

Deferred revenue recorded in current and non-current liabilities related to ETC as of December 31, 2025 was $30 million and $103 million, respectively. Deferred revenue recorded in current and non-current liabilities related to ETC as of December 31, 2024 was $29 million and $95 million, respectively.

NOTE 12. LEASES

Lessee Accounting

Contracts are assessed by the Company to determine if the contract conveys the right to control an identified asset in exchange for consideration during a period of time. The Company classifies all identified leases as either operating or finance leases. The Company's operating leases consist of real estate, vehicles and IT equipment. As of both December 31, 2025 and 2024, the Company was not a party to any finance leases. Contracts that contain leases are assessed to determine if the consideration in the contract is related to a lease component, non-lease component or other components not related to the lease. Lease components are recorded as right-of-use (“ROU”) assets and lease liabilities while any non-lease component is expensed as incurred. The consideration in the contract related to other components not related to the lease is allocated among the lease component and the non-lease component, as applicable, based on the stand-alone selling price of the lease and non-lease components.

Certain lease contracts may contain an option to extend or terminate the lease. The Company considers the economic impact of extension and termination options by contract. If the Company concludes it is reasonably certain an option will be exercised, that option is included in the lease term and impacts the amount recorded as an ROU asset and lease liability upon inception of the contract.

ROU assets are calculated as the related lease liability adjusted for lease incentives, any initial direct costs, prepayments and the effect of escalating lease payments on period expense. As of December 31, 2025 and December 31, 2024, total ROU assets were $18 million and $20 million, respectively, and were recorded in Other non-current assets in the Consolidated Balance Sheets. During the years ended December 31, 2025 and 2024, the Company recorded $3 million and $7 million, respectively, of new ROU assets obtained in exchange for lease obligations.

The Company's lease liability is determined by discounting the future cash flows over the lease period. The Company determines its discount rates utilizing current secured financing rates based on the length of the lease period plus the Company's margin over Term SOFR on the Term Loan. The Company believes this rate effectively represents a borrowing rate the Company could obtain on a debt instrument possessing similar terms as the lease. Lease liabilities are classified between current and non-current liabilities based on the terms of the underlying leases. The weighted average discount rate on operating leases as of December 31, 2025 and 2024 was 4.86% and 4.84%, respectively.

As of December 31, 2025, the Company recorded current and non-current operating lease liabilities of $5 million and $13 million, respectively. As of December 31, 2024, the Company recorded current and non-current operating lease liabilities of $6 million and $14 million, respectively. The Company's current and non-current operating lease liabilities are recorded in Other current liabilities and Other non-current liabilities, respectively, in the Consolidated Balance Sheets. The following table reconciles future undiscounted cash flows for operating leases to total operating lease liabilities as of December 31, 2025 (dollars in millions):

December 31, 2025
2026	$6
2027	5
2028	4
2029	1
2030	1
Thereafter	3
Total lease payments	$20
Less: Interest	2
Present value of operating lease liabilities	$18

The weighted average remaining lease term as of December 31, 2025 and December 31, 2024 was 4.8 years and 5.1 years, respectively.

Operating lease expense was $7 million for each of the years ended December 31, 2025 and 2024 and was recorded within Selling, general and administrative expense and Engineering — research and development on the Company's Consolidated Statements of Comprehensive Income. There was no material short-term operating lease expense for either of the years ended December 31, 2025 or 2024.

NOTE 13. OTHER INCOME (EXPENSE), NET

Other income (expense), net consisted of the following (dollars in millions):

	Years ended December 31,
	2025	2024	2023
Unrealized gain (loss) on marketable securities	$12	$(9)	$(1)
Post-retirement benefit plan amendment credits	5	10	9
Rabbi trust assets gain	3	3	3
Loss on foreign exchange	(3)	(6)	(2)
Technology-related investments (loss) gain	—	(2)	3
Other	(1)	(2)	3
Total	$16	$(6)	$15

NOTE 14. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following (dollars in millions):

	December 31, 2025	December 31, 2024
Sales incentives	$47	$42
Payroll and related costs	34	90
Accrued interest payable	28	25
Vendor buyback obligation	21	19
Taxes payable	21	14
Other accruals	46	27
Total	$197	$217

NOTE 15. EMPLOYEE BENEFIT PLANS

The Company provides defined benefit pension plans, defined contribution plans and/or other postretirement benefit plans to certain employees globally. However, contributions to the Company’s various international benefit plans are not material for the periods presented. The Company’s defined benefit pension plans generally provide benefits of negotiated, stated amounts for each year of service as well as significant supplemental benefits for eligible employees. The Company sponsors defined contribution retirement savings plans for eligible employees, based on employee location and status. The Company’s salaried defined contribution retirement savings plans provide for a Company match of employee contributions up to certain limits based upon eligible base salary. The charge to expense for the Company’s defined contribution retirement savings plans was $23 million, $23 million and $18 million for the years ended December 31, 2025, 2024 and 2023, respectively. The Company is also responsible for OPEB costs (medical, dental, vision, and life insurance) for hourly employees hired prior to May 19, 2008, excluding those employees eligible to retire at the time of the sale of the Company. The plan is unfunded and any future payments will be funded by the Company’s operating cash flows.

Obligations, Funded Status and Recognition in the Consolidated Balance Sheets

The following table provides a reconciliation of the changes in the benefit obligations, funded status and amounts recognized in the Consolidated Balance Sheets for the years ended December 31, 2025 and 2024 (dollars in millions):

	Pension Plans		Post-retirement Benefits
	Year ended December 31, 2025	Year ended December 31, 2024	Year ended December 31, 2025	Year ended December 31, 2024
Benefit Obligations:
Benefit obligation at beginning of year	$130	$169	$59	$64
Service cost	3	4	—	—
Interest cost	7	7	3	3
Plan amendments	1	—	—	—
Plan settlements	—	(30)	—	—
Benefits paid	(9)	(9)	(4)	(5)
Actuarial loss (gain)	7	(11)	8	(3)
Benefit obligation at end of year	$139	$130	$66	$59
Fair Value of Plan Assets:
Fair value of plan assets at beginning of year	$132	$164	$—	$—
Actual return on plan assets	8	2	—	—
Employer contributions	4	5	4	5
Plan settlements	—	(30)	—	—
Benefits paid	(9)	(9)	(4)	(5)
Fair value of plan assets at end of year	$135	$132	$—	$—
Net Funded Status	$(4)	$2	$(66)	$(59)
Amounts Recognized in Balance Sheet:
Non-current assets	$—	$4	$—	$—
Current liabilities	—	—	(4)	(4)
Non-current liabilities	(4)	(2)	(62)	(55)
Net amount recognized	$(4)	$2	$(66)	$(59)
Accumulated Other Comprehensive Loss:
Prior service (credit) cost	$(1)	$1	$—	$5
Actuarial (gain) loss	(3)	3	21	32
Total	$(4)	$4	$21	$37

The accumulated benefit obligation for the Company's pension plans as of December 31, 2025 and 2024 was $136 million and $125 million, respectively.

The table below provides the weighted-average actuarial assumptions used to determine the benefit obligations of the Company’s plans.

	Pension Plans		Post-retirement Benefits
	As of December 31,
	2025	2024	2025	2024
Discount rate	5.40%	5.60%	5.30%	5.60%
Rate of compensation increase (salaried)	3.00%	3.00%	N/A	N/A

The discount rate is used to determine the present value of the Company’s benefit obligations. The Company’s discount rate is determined by matching the plans’ projected cash flows to a yield curve based on long-term, fixed income debt instruments available as of the measurement date of December 31, 2025. The Company reviews all actuarial assumptions on an annual basis and in the case of remeasurement.

As of December 31, 2025 and 2024, the projected benefit obligation, the accumulated benefit obligation, and the fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets and for pension plans with an accumulated benefit obligation in excess of plan assets were as follows (dollars in millions):

	Hourly Plan		Salary Plan
	As of December 31,
	2025	2024	2025	2024
Plans with projected benefit obligation in excess of plan assets:
Projected benefit obligation	N/A [1]	N/A [1]	$53	$50
Fair value of plan assets	N/A [1]	N/A [1]	$50	$47
Plans with accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	N/A [1]	N/A [1]	$50	N/A [2]
Fair value of plan assets	N/A [1]	N/A [1]	$50	N/A [2]
(1)
As of December 31, 2025 and 2024, the hourly defined benefit pension plan had plan assets greater than the projected benefit obligation and the accumulated benefit obligation.
(2)
As of December 31, 2024, the salary defined benefit pension plan had plan assets greater than the accumulated benefit obligation.

Net Periodic Benefit Cost

Information about the net periodic benefit cost (credit) and other changes recognized in AOCL for the pension and post-retirement benefit plans is as follows (dollars in millions):

	Pension Plans			Post-retirement Benefits
	Year ended December 31, 2025	Year ended December 31, 2024	Year ended December 31, 2023	Year ended December 31, 2025	Year ended December 31, 2024	Year ended December 31, 2023
Net Periodic Benefit Cost (Credit):
Service cost	$3	$4	$4	$—	$—	$—
Interest cost	7	7	8	3	3	4
Expected return on assets	(6)	(7)	(8)	—	—	—
Settlement loss	—	4	—	—	—	—
Prior service credit	(1)	(1)	—	(5)	(10)	(10)
Recognized actuarial loss (gain)	—	1	—	(3)	(3)	(2)
Net Periodic Benefit Cost (Credit)	$3	$8	$4	$(5)	$(10)	$(8)
Other changes in other comprehensive loss (income):
Net loss (gain)	$5	$(4)	$6	$8	$(3)	$(8)
Incurred prior service cost	1	—	—	—	—	—
Amortizations	1	(5)	—	8	13	12
Total recognized – other comprehensive loss (income)	$7	$(9)	$6	$16	$10	$4

The components of net periodic benefit costs (credits) other than the service cost component are included in Other income (expense), net in the Consolidated Statements of Comprehensive Income.

In June 2024, the Company completed a pension risk transfer to a third-party insurance company of a portion of its salaried defined benefit pension plan's obligations for certain participants and their beneficiaries. The Company agreed to an annuity contract that was purchased using pension plan assets, resulting in the transfer of $30 million of pension plan assets and $30 million of pension plan benefit obligations to the insurance company. As a result of this transaction, in the second quarter of 2024, the Company recognized a non-recurring, non-cash $4 million settlement charge for a pro rata portion of previously unrecognized pension plan actuarial net losses, which was recorded in Other income (expense), net in the Consolidated Statements of Comprehensive Income for the year ended December 31, 2024.

The table below provides the weighted-average actuarial assumptions used to determine the net periodic benefit cost (credit).

	Pension Plans			Post-retirement Benefits
	Year ended December 31, 2025	Year ended December 31, 2024	Year ended December 31, 2023	Year ended December 31, 2025	Year ended December 31, 2024	Year ended December 31, 2023
Discount rate	5.60%	5.00%	5.20%	5.60%	5.00%	5.20%
Rate of compensation increase (salaried)	3.00%	3.00%	3.00%	N/A	N/A	N/A
Expected return on assets	5.30%	5.30%	5.30%	N/A	N/A	N/A

The overall expected rate of return on plan assets is based upon historical and expected future returns consistent with the expected benefit duration of the plan for each asset group adjusted for investment and administrative fees. Health care cost trends are used to project future post-retirement benefits payable from the Company’s plans. As of December 31, 2025, future post-retirement health care costs were forecasted assuming an initial annual increase of up to 7.00%, decreasing to an annual increase of up to 4.00% by the year 2050. The Company reviews all actuarial assumptions on an annual basis and in the case of remeasurement.

Pension Plan Assets

The Company’s pension plan assets mostly consist of diversified equity securities and diversified debt securities. The fair values of plan assets for the Company’s pension plans as of December 31, 2025 and 2024 are as follows (dollars in millions):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		TOTAL
	2025	2024	2025	2024	2025	2024
Diversified debt securities	$10	$10	$100	$96	$110	$106
Diversified equity securities	15	15	6	6	21	21
Cash equivalents	4	5	—	—	4	5
Total	$29	$30	$106	$102	$135	$132

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

	Target
Asset Category	Hourly	Salary
Cash equivalents	3%	3%
Diversified equity securities	15	15
Diversified debt securities	82	82
Total	100%	100%

Throughout 2025, the Company’s investment committee has continued to evaluate the investments and take steps toward the established targets.

Expected Contributions and Benefit Payments

Information about expected cash flows for the Company’s pension and post-retirement benefit plans is as follows (dollars in millions):

	Pension Plans	Post-retirement Benefits
Employer Contributions:
2026 expected contributions	$—	$4
Expected Benefit Payments:
2026	11	4
2027	11	5
2028	11	5
2029	11	5
2030	10	5
2031-2035	54	26

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

Non-qualified Deferred Compensation Plan

The Company maintains a non-qualified deferred compensation plan (“Deferred Compensation Plan”) for a select group of management. Under the terms of the plan, the Company has utilized a rabbi trust to accumulate assets to fund its promise to pay benefits under the Deferred Compensation Plan. The rabbi trust is an irrevocable trust, which restricts any use of funds (operational or otherwise) by the Company other than to pay benefits under the Deferred Compensation Plan, and prevents immediate taxation of contributed amounts. Funds are accumulated through both employee deferrals and a Company match. Funds can be invested by the employee into a diversified group of investment options, which have been selected by the Company’s investment committee, that are all categorized as Level 1 in the fair value hierarchy. The Company match resulted in $1 million of expense recorded to the Consolidated Statements of Comprehensive Income for each of the years ended December 31, 2025, 2024 and 2023. The fair value of the rabbi trust plan assets and deferred compensation obligation was $24 million and $20 million as of December 31, 2025 and 2024, respectively.

NOTE 16. INCOME TAXES

Income before income taxes included the following (dollars in millions):

	Years ended December 31,
	2025	2024	2023
U.S. income	$756	$878	$776
Foreign income	48	19	51
Total	$804	$897	$827

The provision for income tax expense was estimated as follows (dollars in millions):

	Years ended December 31,
	2025	2024	2023
Current income taxes:
U.S. federal	$92	$161	$144
U.S. state and local	15	13	16
Foreign	10	9	11
Total Current	117	183	171
Deferred income tax expense (benefit), net:
U.S. federal	49	(13)	(15)
U.S. state and local	12	(3)	2
Foreign	3	(1)	(4)
Total Deferred	64	(17)	(17)
Total income tax expense	$181	$166	$154

The following table reconciles income tax at the U.S. statutory rate to the reported consolidated income tax expense (dollars in millions):

	Years ended December 31,
	2025		2024		2023
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Tax at U.S. statutory income tax rate	$169	21%	$189	21%	$174	21%
Domestic U.S. federal reconciling items
Effect of cross-border tax laws
Foreign derived intangible income deduction	(13)	(2)%	(29)	(3)%	(25)	(3)%
Other	2	—%	8	1%	10	1%
Tax credits
Research and development tax credits	(3)	—%	(14)	(1)%	(14)	(2)%
Nontaxable and nondeductible items	(1)	—%	2	—%	(2)	—%
Changes in valuation allowances	—	—%	—	—%	(6)	—%
U.S. state and local taxes, net of federal income tax effect[1]	24	3%	7	1%	15	2%
Foreign tax effects	3	1%	3	—%	2	—%
Total income tax expense	$181	23%	$166	19%	$154	19%
(1)
State taxes in California, North Carolina, Pennsylvania and Wisconsin made up the majority (greater than 50 percent) of the tax effect in this category for each of the years ended December 31, 2025, 2024 and 2023.

The effective tax rate for the years ended December 31, 2025 and 2024 was 23% and 19%, respectively. The increase in the effective tax rate for the year ended December 31, 2025 was principally driven by elections made under the One Big Beautiful Bill Act ("OBBBA").

On July 4, 2025, the OBBBA was enacted into law. The OBBBA made a number of changes to U.S. federal income tax law that impacted the Company, including: allowing immediate deduction of the full cost of qualified capital investments, suspending the requirement to capitalize and amortize domestic research and development expenditures, and modifying the applicable rules for global intangible low-taxed income and foreign derived intangible income. The OBBBA impact resulted in an estimated $55 million of one-time cash tax savings during the year ending December 31, 2025.

Deferred income tax assets and liabilities as of December 31, 2025 and 2024 reflect the effect of temporary differences between amounts of assets, liabilities and equity for financial reporting purposes and the bases of such assets, liabilities and equity as measured by tax laws, as well as tax loss and tax credit carry forwards. Net deferred tax assets and liabilities are classified as non-current in the Consolidated Balance Sheets. As described above, the deferred tax assets and liabilities are measured based on the enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid.

The Company has not recognized any deferred tax liabilities associated with earnings in foreign subsidiaries, except for its subsidiary located in China, as they are intended to be permanently reinvested and used to support foreign operations or have no associated tax requirements. As of December 31, 2025, the Company has recorded a deferred tax liability of $3 million for the tax liability associated with the remittance of previously taxed income and unremitted earnings for its subsidiary located in China.

Temporary differences and carryforwards that gave rise to deferred tax assets and liabilities included the following (dollars in millions):

	December 31, 2025	December 31, 2024
Deferred tax assets:
Deferred revenue	$30	$30
Other accrued liabilities	25	34
Warranty accrual	17	12
Stock-based compensation	10	9
Tax credits	8	8
Inventories	8	8
Sales incentives	8	7
Transaction costs	6	—
Intangibles	4	—
Capitalized research	1	55
Other	17	18
Total deferred tax assets	134	181
Valuation allowances	(9)	(9)
Deferred tax liabilities:
Goodwill	(425)	(414)
Trade name	(180)	(176)
Property, plant and equipment	(65)	(61)
Post-retirement	(4)	(8)
Other	(1)	(4)
Total deferred tax liabilities	(675)	(663)
Net deferred tax liability	$(550)	$(491)

Management has determined, based on an evaluation of available objective and subjective evidence, that it is more likely than not that certain federal and state deferred tax assets will not be realized; therefore, these deferred tax assets are offset with a valuation allowance of $9 million as of both December 31, 2025 and 2024.

All of the Company's tax returns, once filed, will remain subject to examination by the various taxing authorities for the duration of the applicable statute of limitations (generally three years from the earlier of the date of filing or the due date of the return).

NOTE 17. ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in components of AOCL consisted of the following (dollars in millions):

	Pension and OPEB liability adjustments	Interest rate swaps	Foreign currency items	Total
AOCL as of December 31, 2022	$5	$15	$(42)	$(22)
Other comprehensive income before reclassifications	3	7	2	12
Amounts reclassified from AOCL	(12)	(12)	—	(24)
Income tax benefit	2	1	—	3
Net current period other comprehensive (loss) income	$(7)	$(4)	$2	$(9)
AOCL as of December 31, 2023	$(2)	$11	$(40)	$(31)
Other comprehensive income (loss) before reclassifications	8	5	(13)	—
Amounts reclassified from AOCL	(9)	(12)	—	(21)
Income tax benefit	—	1	—	1
Net current period other comprehensive loss	$(1)	$(6)	$(13)	$(20)
AOCL as of December 31, 2024	$(3)	$5	$(53)	$(51)
Other comprehensive (loss) income before reclassifications	(14)	1	17	4
Amounts reclassified from AOCL	(9)	(6)	—	(15)
Income tax benefit	6	—	—	6
Net current period other comprehensive (loss) income	$(17)	$(5)	$17	$(5)
AOCL as of December 31, 2025	$(20)	$—	$(36)	$(56)

The following table shows the location in the Consolidated Statements of Comprehensive Income affected by reclassifications from AOCL (dollars in millions):

	Amounts reclassified from AOCL
AOCL Components	Year ended December 31, 2025	Year ended December 31, 2024	Year ended December 31, 2023	Affected line item in the Consolidated Statements of Comprehensive Income
Interest rate swaps	$6	$12	$12	Interest expense, net
Prior service credit	6	11	10	Other income (expense), net
Pension plan settlement loss	—	(4)	—	Other income (expense), net
Recognized actuarial gain	3	2	2	Other income (expense), net
Total reclassifications, before tax	15	21	24	Income before income taxes
Income tax expense	(3)	(5)	(5)	Income tax expense
Total reclassifications	$12	$16	$19

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

NOTE 19. CONCENTRATION OF RISK

As of December 31, 2025, the Company employed approximately 4,000 employees, with 87% of those employees in the U.S. As of December 31, 2024, the Company employed approximately 4,000 employees, with 89% of those employees in the U.S. Approximately 49% and 50% of the Company’s U.S. employees were represented by unions and subject to a collective bargaining agreement as of December 31, 2025 and 2024, respectively. The Company is currently operating under a collective bargaining agreement with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) Local 933 that expires in November 2027.

Three customers accounted for 10% or more of the Company's net sales within the last three years presented.

	Years ended December 31,
% of net sales	2025	2024	2023
Daimler AG	18%	20%	18%
PACCAR Inc.	11%	13%	11%
Traton SE	10%	11%	11%

Two customers accounted for 10% or more of the Company's outstanding accounts receivable within the last two years presented.

% of accounts receivable	December 31, 2025	December 31, 2024
Daimler AG	14%	20%
Traton SE	11%	11%

No supplier accounted for 10% or more of materials purchased during any of the years ended December 31, 2025, 2024 or 2023.

NOTE 20. COMMON STOCK

On February 20, 2025, the Board of Directors authorized the Company to repurchase an additional $1,000 million of its common stock pursuant to the Company's stock repurchase program (the "Repurchase Program"), bringing the total amount authorized pursuant to the Repurchase Program to $5,000 million.

During 2025, the Company repurchased approximately $328 million of its common stock under the Repurchase Program, leaving approximately $1,192 million of authorized repurchases remaining under the Repurchase Program as of December 31, 2025. The Repurchase Program has no termination date, and the timing and amount of stock purchases are subject to market conditions and corporate needs. The Repurchase Program may be modified, suspended or discontinued at any time at the Company’s discretion.

NOTE 21. EARNINGS PER SHARE

The following table reconciles the numerators and denominators used to calculate basic EPS and diluted EPS (in millions, except per share data):

	Years ended December 31,
	2025	2024	2023
Net income	$623	$731	$673
Weighted average shares of common stock outstanding	84	87	90
Dilutive effect of stock-based awards	1	1	1
Diluted weighted average shares of common stock outstanding	85	88	91
Basic earnings per share attributable to common stockholders	$7.42	$8.40	$7.48
Diluted earnings per share attributable to common stockholders	$7.33	$8.31	$7.40

The dilutive impact of stock-based compensation is calculated using the treasury stock method. The treasury stock method assumes that the Company uses the proceeds from the exercise of awards to repurchase common stock at the average market price during the period. During each of the years ended December 31, 2025, 2024 and 2023, there were no outstanding stock options that were anti-dilutive and excluded from the diluted EPS calculation. Basic and diluted EPS for the full-year are calculated using the weighted average shares of common stock outstanding during the year while quarterly basic and diluted EPS are calculated using the weighted average shares of common stock outstanding during the quarter; therefore, the sum of each quarter's EPS may not equal full-year EPS.

NOTE 22. GEOGRAPHIC INFORMATION

The Company had the following net sales by country, based on the location of the customer (dollars in millions):

	Years ended December 31,
	2025	2024	2023
United States	$2,132	$2,324	$2,171
China	138	172	164
Canada	105	74	65
Japan	92	136	102
Turkey	59	41	42
Mexico	53	73	51
Germany	42	47	49
Other	389	358	391
Total	$3,010	$3,225	$3,035

The Company had the following net long-lived assets by country (dollars in millions):

	Years ended December 31,
	2025	2024	2023
United States	$770	$757	$738
India	76	31	20
Hungary	11	10	10
Other	5	5	6
Total	$862	$803	$774

NOTE 23. SEGMENT INFORMATION

In accordance with the FASB’s authoritative accounting guidance on segment reporting, the Company had one operating segment and reportable segment as of December 31, 2025. The Company was managed by the Chief Operating Decision Maker ("CODM") based on its one line of business, the design, manufacture and distribution of vehicle propulsion solutions.

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

The Company’s one reportable segment as of December 31, 2025 was the same as its consolidated financial results; therefore, segment information for additions of long-lived assets and asset information can be found in the Company’s Consolidated Statements of Cash Flows and Consolidated Balance Sheets, respectively.

The following presents a financial summary of the Company’s one reportable segment (dollars in millions):

	Years ended December 31
	2025	2024	2023
Net sales	$3,010	$3,225	$3,035
less:
Cost of sales	1,547	1,696	1,565
Selling, general and administrative	380	336	357
Engineering — research and development	174	200	194
Other segment items (a)	286	262	246
Net income	623	731	673
plus:
Income tax expense	181	166	154
Depreciation of property, plant and equipment	117	111	109
Interest expense, net	92	89	107
Amortization of intangible assets	7	10	45
Other adjustments (b)	110	58	20
Adjusted EBITDA	$1,130	$1,165	$1,108
Total assets	$6,082	$5,336	$5,025

(a)
Represents other segment items included in Net income including Income tax expense, Interest expense, net, Loss associated with impairment of long-lived assets, and Other income (expense), net.
(b)
Represents other reconciling items between Net income and Adjusted EBITDA including Acquisition-related expenses, Loss associated with impairment of long-lived assets, Stock-based compensation expense, Unrealized (gain) loss on marketable securities and other adjustments as defined by the Credit Agreement.

NOTE 24. ACQUISITION

On June 11, 2025, the Company entered into the Purchase Agreement with Dana to acquire its off-highway business, a leading provider of drivetrain and propulsion solutions. In connection with the entry into the Purchase Agreement, the Company entered into a commitment letter (the “Commitment Letter”) with a group of lenders (the "Lenders"), pursuant to which the Lenders committed to provide a 364-day senior unsecured bridge term loan facility (the “Bridge Facility”), in an aggregate principal amount of up to $2,000 million, subject to customary conditions, including the execution and delivery of definitive documentation with respect to the Bridge Facility in accordance with the terms set forth in the Commitment Letter.

In November 2025, ATI completed an offering of $500 million of the 5.875% Senior Notes 2033. The net proceeds from the offering will be used to pay for a portion of the Acquisition. See "Note 8. Debt” for additional details regarding the new debt.

As of December 31, 2025, the Bridge Facility aggregate commitment principal amount had been reduced to $500 million as a result of the issuance of the 5.875% Senior Notes 2033 and our election to voluntarily reduce the aggregate commitments under the facility.

On January 1, 2026, the Company completed the Acquisition and obtained control of the business for a purchase price of approximately $2,732 million, subject to certain adjustments, using a combination of cash on hand, proceeds from the 5.875% Senior Notes 2033, proceeds from the borrowings under the incremental term loan facility under the Credit Agreement in an aggregate principal amount equal to $1,200 million (the “Incremental Term Loan”) and borrowings under the Revolving Credit Facility. The Company will account for the Acquisition in accordance with authoritative accounting guidance on business combinations. The off-highway business of Dana will be included in the Company's Consolidated Financial Statements beginning on the date of Acquisition. Due to the limited amount of time since closing the transaction, the preliminary allocation of the purchase price is not yet complete. The Company expects the purchase price allocation for this transaction to result primarily in the recognition of identifiable intangible assets, property, plant and equipment, inventory and goodwill. The initial preliminary purchase price allocation will be provided within the Company's Form 10-Q as of and for the three months ended March 31, 2026. In 2025, the Company recognized $64 million of acquisition-related expenses recorded in Selling, general and administrative in the Company's Consolidated Statements of Comprehensive Income, primarily consisting of consulting and legal fees.

NOTE 25. SUBSEQUENT EVENTS

On January 1, 2026, the Company completed the Acquisition of the off-highway business of Dana for a purchase price of approximately $2,732 million, subject to certain adjustments. See “Note 24. Acquisition” for additional details regarding the Acquisition.

On January 2, 2026, the Company entered into Amendment No.5 ("Amendment") to the Credit Agreement to provide for the Incremental Term Loan under the Credit Agreement in an aggregate principal amount equal to $1,200 million, which matures on January 2, 2033 (with a springing maturity to the maturity date of the Term Loan in the event that the Term Loan matures on any date prior to January 2, 2033), and increased the commitments under the existing Revolving Credit Facility by $250 million to an aggregate principal amount of up to $1,000 million. The Amendment also extended the maturity date of the Revolving Credit Facility from March 13, 2029 to January 2, 2031. Additionally, on January 2, 2026, the Company borrowed $300 million under the Revolving Credit Facility. The proceeds from the borrowings under the Incremental Term Loan and the Revolving Credit Facility were used to pay a portion of the consideration for the Acquisition and fees, costs and expenses related to the Acquisition. Short-term and long-term debt service liquidity requirements consist of $3 million of minimum required quarterly principal payments on ATI’s Incremental Term Loan through its maturity date of January 2033 and periodic interest payments on ATI's Incremental Term Loan and Revolving Credit Facility. No amount was drawn from the Bridge Facility, and it was terminated upon the completion of the Acquisition.

Allison Transmission Holdings, Inc.

Schedule I—Parent Company only Balance Sheets

(dollars in millions)

	December 31, 2025	December 31, 2024
ASSETS
Current Assets:
Cash	$—	$—
Total Current Assets	—	—
Investments in and advances to subsidiaries	1,867	1,651
TOTAL ASSETS	$1,867	$1,651
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$—	$—
Total Current Liabilities	—	—
Capital stock	1	1
Paid in capital	1,960	1,940
Accumulated deficit	(38)	(239)
Accumulated other comprehensive loss, net of tax	(56)	(51)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,867	$1,651

The accompanying note is an integral part of the Parent Company only financial statements.

Allison Transmission Holdings, Inc.

Schedule I—Parent Company only Statements of Comprehensive Income

(dollars in millions)

	Years ended December 31,
	2025	2024	2023
Net sales	$—	$—	$—
General and administrative fees	—	—	—
Total operating income	—	—	—
Other income:
Equity earnings of consolidated subsidiary	623	731	673
Income before income taxes	623	731	673
Income tax expense	—	—	—
Net income	$623	$731	$673
Comprehensive income	$618	$711	$664

The accompanying note is an integral part of the Parent Company only financial statements.

Allison Transmission Holdings, Inc.

Schedule I—Parent Company only Statements of Cash Flows

(dollars in millions)

	Years ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$623	$731	$673
Deduct items included in net income not providing cash:
Equity in earnings in consolidated subsidiary	(623)	(731)	(673)
Net cash provided by operating activities	—	—	—
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in subsidiaries	(8)	(32)	(28)
Dividends	91	87	83
Net cash provided by investing activities	83	55	55
CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions	8	32	28
Dividends	(91)	(87)	(83)
Net cash used in financing activities	(83)	(55)	(55)
Net increase (decrease) during period	—	—	—
Cash and cash equivalents at beginning of period	—	—	—
Cash and cash equivalents at end of period	$—	$—	$—

The accompanying note is an integral part of the Parent Company only financial statements.

Allison Transmission Holdings, Inc.

Schedule I—Parent Company only Footnote

NOTE 1—BASIS OF PRESENTATION

Allison Transmission Holdings, Inc. (the “Parent Company”) is a holding company that conducts all of its business operations through its subsidiaries. There are restrictions on the Parent Company’s ability to obtain funds from its subsidiaries through dividends (refer to "Note 8. Debt” of Notes to Consolidated Financial Statements). The entire amount of the Parent Company’s consolidated net assets was subject to restrictions on payment of dividends as of December 31, 2025, 2024 and 2023. Accordingly, these financial statements have been presented on a “parent-only” basis. Under a parent-only presentation, the Parent Company’s investments in its consolidated subsidiaries are presented under the equity method of accounting. These parent-only financial statements should be read in conjunction with Allison Transmission Holdings, Inc.’s audited Consolidated Financial Statements included elsewhere herein.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2025. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2025, the end of the period covered by this Annual Report on Form 10-K, were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2025. PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2025. Their report is included in Part II, Item 8., “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

Insider Trading Arrangements

The following table sets forth information related to the Company's directors and officers who adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) ("Rule 10b5-1 trading arrangement") or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(c) of Regulation S-K, during the three months ended December 31, 2025:

				Trading Arrangement
Name	Title	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares to be Sold	Expiration Date
Dana J.H. Pittard	Vice President, Defense Programs	Adopted	10/31/2025	X		6,829	1/29/2027

* Intended to satisfy the affirmative defense of Rule 10b5-1(c)

** Not intended to satisfy the affirmative defense of Rule 10b5-1(c)

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III.

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this Item concerning our executive officers, directors and nominees for director and Audit Committee members and financial expert(s) and disclosure of delinquent filers under Section 16(a) of the Exchange Act will be set forth under the headings “Executive Officers,” “Proposal No. 1 – To elect nine directors,” “Meetings and Committees of our Board” and “Stock Ownership” in our definitive Proxy Statement for our 2026 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year, and such information is incorporated herein by reference.

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

ITEM 11. Executive Compensation

The information required by this Item concerning remuneration of our executive officers and directors, material transactions involving such executive officers and directors and Compensation Committee interlocks, as well as the Compensation Committee Report and CEO pay ratio disclosure, will be set forth under the headings “Executive Compensation,” “Director Compensation,” “Meetings and Committees of our Board” and “Ratio of CEO Compensation to Median of Employees” in our definitive Proxy Statement for our 2026 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year, and such information is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item concerning the stock ownership of management and five percent beneficial owners and securities authorized for issuance under equity compensation plans will be set forth under the headings “Stock Ownership” and “Equity Compensation Plan Information” in our definitive Proxy Statement for our 2026 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year, and such information is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item concerning certain relationships and related person transactions, and director independence will be set forth under the headings “Corporate Governance” and “Certain Relationships and

Related Person Transactions” in our definitive Proxy Statement for our 2026 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year, and such information is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

The information required by this Item concerning the fees and services of our independent registered public accounting firm and our Audit Committee actions with respect thereto will be set forth under the heading “Proposal No. 2 – To ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for 2026” in our definitive Proxy Statement for our 2026 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year, and such information is incorporated herein by reference.

PART IV.

ITEM 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

The response to this item is included in Part II, Item 8., of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules.

Schedule I – Parent Company only Balance Sheets as of the years ended December 31, 2025 and 2024, Schedule I – Parent Company only Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023, Schedule I – Parent Company only Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023 and Schedule I – Parent Company only Footnote are included in Part II, Item 8., of this Annual Report on Form 10-K. All other schedules have been omitted because they are not required or because the information required is included in the Consolidated Financial Statements and notes thereto.

(a)(3) Exhibits

See the response to Item 15.(b) below.

(b) Exhibits

The following exhibits are filed as part of, or are incorporated by reference into, this Annual Report on Form 10-K:

Exhibit No.	DESCRIPTION OF EXHIBIT

2.1

Stock Purchase Agreement, dated June 11, 2025, by and between Dana Incorporated and Allison Transmission Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed June 13, 2025)

3.1

Second Amended and Restated Certificate of Incorporation of Allison Transmission Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed April 26, 2012)

3.2

Amendment to Second Amended and Restated Certificate of Incorporation of Allison Transmission Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed May 18, 2016)

3.3

Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of Allison Transmission Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed May 9, 2025)

3.4	Amended and Restated Bylaws of Allison Transmission Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed May 5, 2023)

4.1	Form of Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed June 17, 2011)

4.2

Indenture, dated as of September 26, 2017, between the Issuer and Wilmington Trust, National Association, as Trustee (including form of 4.75% Senior Notes due 2027) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed September 26, 2017)

4.3

Indenture, dated as of March 29, 2019, between the Issuer and Wilmington Trust, National Association, as Trustee (including form of 5.875% Senior Notes due 2029) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed March 29, 2019)

4.4

Indenture, dated as of November 19, 2020, between the Issuer and Wilmington Trust, National Association, as Trustee (including form of 3.75% Senior Notes due 2031) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed November 19, 2020)

4.5

Indenture, dated as of November 21, 2025, between the Issuer and Wilmington Trust, National Association, as Trustee (including form of 5.875% Senior Notes due 2033) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed November 24, 2025)

4.6	Description of Securities (incorporated by reference to Exhibit 4.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2023 filed February 14, 2024)

10.1

Second Amended and Restated Credit Agreement, dated as of March 29, 2019, among Allison Transmission Holdings, Inc., Allison Transmission, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties thereto as lenders and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 29, 2019)

10.2

Amendment No. 1 dated October 11, 2019, to the Second Amended and Restated Credit Agreement, dated as of March 29, 2019, among Allison Transmission Holdings, Inc., Allison Transmission, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties thereto as lenders, Citibank, N.A as Administrative Agent and as the 2019 refinancing term lender and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 15, 2019)

10.3

Amendment No. 2 dated as of November 19, 2020, by and among Allison Transmission Holdings, Inc., Allison Transmission, Inc., as Borrower, the several banks and other financial institutions party thereto, as 2020 Revolving Credit Lenders and Citibank, N.A., as Administrative Agent amending the Second Amended and Restated Credit Agreement, dated as of March 29, 2019, among Allison Transmission Holdings, Inc., Allison Transmission, Inc., the several banks and other financial institutions or entities from time to time parties thereto as lenders, Citibank, N.A., as Administrative Agent and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 19, 2020)

10.4

Amendment No. 3 to Credit Agreement, dated February 28, 2023, by and among Allison Transmission Inc., Allison Transmission Holdings, Inc., and Citibank N.A., as administrative agent, to the Second Amended and Restated Credit Agreement, dated as of March 29, 2019, among Allison Transmission Holdings, Inc., Allison Transmission, Inc., as borrower, the several banks and other financial institutions or entities from time to time parties thereto as lenders and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 6, 2023)

10.5

Amendment No. 4 to Credit Agreement, dated March 13, 2024, by and among Allison Transmission Inc., Allison Transmission Holdings, Inc., and Citibank N.A., as administrative agent, to the Second Amended and Restated Credit Agreement, dated as of March 29, 2019, among Allison Transmission Holdings, Inc., Allison Transmission, Inc., as borrower, the several banks and other financial institutions or entities from time to time parties thereto as lenders and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed March 18, 2024)

10.6

Amendment No. 5 to Credit Agreement, dated as of January 2, 2026, by and among Allison Transmission Inc., Allison Transmission Holdings, Inc., and Citibank N.A., as administrative agent, to the Second Amended and Restated Credit Agreement, dated as of March 29, 2019, among Allison Transmission Holdings, Inc., Allison Transmission, Inc., as borrower, the several banks and other financial institutions or entities from time to time parties thereto as lenders and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed January 2, 2026)

10.7

Guarantee And Collateral Agreement made by Allison Transmission Holdings, Inc., Allison Transmission, Inc., as Borrower, and the Subsidiary Guarantors party thereto in favor of Citicorp North America, Inc., as Administrative Agent, dated as of August 7, 2007 (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed March 18, 2011)

10.8

Trademark Security Agreement made by Allison Transmission, Inc. in favor of Citicorp North America, Inc., as Administrative Agent, dated as of August 7, 2007 (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 filed March 18, 2011)

10.9

Copyright Security Agreement made by Allison Transmission, Inc. in favor of Citicorp North America, Inc., as Administrative Agent, dated as of August 7, 2007 (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed May 16, 2011)

10.10*	Allison Transmission Holdings, Inc. 2024 Equity Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 10, 2024)

10.11*

Form of 2024 Equity Incentive Award Plan Performance Stock Unit Agreement for 2025 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 filed May 2, 2025)

10.12*

Form of 2024 Equity Incentive Award Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 filed July 26, 2024)

10.13*

Form of 2024 Equity Incentive Award Plan Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 filed July 26, 2024)

10.14*

Form of 2024 Equity Incentive Award Plan Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 filed July 26, 2024)

10.15*	Allison Transmission Holdings, Inc. 2015 Equity Incentive Award Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed April 2, 2015)

10.16*	Allison Transmission Holdings, Inc. 2016 Incentive Plan (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed April 2, 2015)

10.17*

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

10.19*

Form of 2015 Equity Incentive Award Plan Stock Option Agreement (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed February 19, 2016)

10.20*

Form of 2015 Equity Incentive Award Plan Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 filed February 24, 2017)

10.21*

Form of 2015 Equity Incentive Award Plan Performance Stock Unit Agreement (revised 2023) (incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2023 filed February 14, 2024)

10.22*

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

10.24*

Form of 2015 Equity Incentive Award Plan Performance Stock Unit Agreement (revised 2024) (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed April 26, 2024)

10.25*

Allison Transmission Holdings, Inc. 2011 Equity Incentive Award Plan (incorporated by reference to Exhibit 10.10 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed June 17, 2011)

10.26*

Form of 2011 Equity Incentive Award Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.12 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed June 17, 2011)

10.27*

Deferred Compensation Plan of Allison Transmission Inc. (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed July 31, 2012)

10.28*

Eighth Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 filed July 26, 2024)

10.29*

Amended and Restated Non-Employee Director Deferred Compensation Plan of Allison Transmission Holdings, Inc. (incorporated by reference to Exhibit 10.38 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed April 28, 2015)

10.30*

Form of Allison Transmission Holdings, Inc. Indemnification Agreement (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed May 16, 2011 )

10.31*	Allison Transmission, Inc. Executive Change in Control and Severance Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 19, 2022)

10.32*

Severance and Change in Control Agreement, between Allison Transmission, Inc. and David S. Graziosi, dated as of March 23, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 23, 2018)

10.33*	Service Agreement, between Dana UK Driveshaft Limited and Craig Price, dated as of January 12, 2026 (filed herewith)

19.1	Allison Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024 filed February 13, 2025)

19.2	Addendum to Insider Trading Policy (incorporated by reference to Exhibit 19.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024 filed February 13, 2025)

21.1	List of Subsidiaries of Allison Transmission Holdings, Inc. (filed herewith)

23.1	Consent of PricewaterhouseCoopers LLP (filed herewith)

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

101.INS	Inline XBRL Instance Document (filed herewith)

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document (filed herewith)

104	Cover Page Interactive Data File – The cover page from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, formatted in Inline XBRL and contained in Exhibit 101

* Indicates a management contract or compensatory plan or arrangement

ITEM 16. Form 10-K Summary

Intentionally left blank.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Allison Transmission Holdings, Inc.
(Registrant)

Date: February 24, 2026	By:	/s/ David S. Graziosi
David S. Graziosi
Chair, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	CAPACITY	DATE

/s/ David S. Graziosi David S. Graziosi	Chair, President and Chief Executive Officer (Principal Executive Officer)	February 24, 2026

/s/ Scott Mell Scott Mell	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 24, 2026

/s/ Judy Altmaier Judy Altmaier	Director	February 24, 2026

/s/ D. Scott Barbour D. Scott Barbour	Director	February 24, 2026

/s/ Philip J. Christman Philip J. Christman	Director	February 24, 2026

/s/ David C. Everitt David C. Everitt	Director	February 24, 2026

/s/ Carolann I. Haznedar Carolann I. Haznedar	Director	February 24, 2026

/s/ Sasha Ostojic Sasha Ostojic	Director	February 24, 2026

/s/ Gustave F. Perna Gustave F. Perna	Director	February 24, 2026

/s/ Krishna Shivram Krishna Shivram	Director	February 24, 2026