Form 10-Q
period 2026-03-31
Allison Transmission Holdings Inc
filed 2026-05-07
CIK 1411207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 23, 2026, there were 82,935,981 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Allison Transmission Holdings, Inc.

Condensed Consolidated Balance Sheets

(unaudited, dollars in millions, except share and per share data)

	March 31, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$311	$1,495
Accounts receivable – net of allowance for doubtful accounts of $11 and $1, respectively	892	333
Inventories	835	316
Other current assets	264	89
Total Current Assets	2,302	2,233
Marketable securities	27	24
Property, plant and equipment, net	1,667	862
Intangible assets, net	1,685	794
Goodwill	2,827	2,075
Other non-current assets	195	94
TOTAL ASSETS	$8,703	$6,082
LIABILITIES
Current Liabilities
Accounts payable	$728	$190
Product warranty liability	61	34
Current portion of long-term debt	20	5
Deferred revenue	76	34
Other current liabilities	362	197
Total Current Liabilities	1,247	460
Product warranty liability	60	50
Deferred revenue	103	103
Long-term debt	4,247	2,885
Deferred income taxes	844	557
Other non-current liabilities	299	160
TOTAL LIABILITIES	$6,800	$4,215
Commitments and contingencies (see Note P)
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 1,880,000,000 shares authorized, 83,029,983 shares issued and outstanding and 82,828,704 shares issued and outstanding, respectively	1	1
Non-voting common stock, $0.01 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Paid in capital	1,962	1,960
Retained earnings (accumulated deficit)	29	(38)
Accumulated other comprehensive loss, net of tax	(89)	(56)
TOTAL STOCKHOLDERS’ EQUITY	1,903	1,867
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$8,703	$6,082

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited, dollars in millions, except per share data)

	Three Months Ended March 31,
	2026	2025
Net sales	$1,406	$766
Cost of sales	1,000	388
Gross profit	406	378
Selling, general and administrative	157	87
Engineering — research and development	54	42
Operating income	195	249
Interest expense, net	(61)	(21)
Other (expense) income, net	(2)	5
Income before income taxes	132	233
Income tax expense	(20)	(41)
Net income	$112	$192
Basic earnings per share attributable to common stockholders	$1.35	$2.26
Diluted earnings per share attributable to common stockholders	$1.33	$2.23
Comprehensive income, net of tax	$79	$196

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited, dollars in millions)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$112	$192
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	57	28
Amortization expense	23	2
Deferred income taxes	(1)	(2)
Stock-based compensation	7	6
Amortization of deferred financing fees	7	—
Unrealized gain on marketable securities	(3)	(3)
Other	7	1
Changes in operating assets and liabilities, net of effects of the Acquisition
Accounts receivable	(213)	(21)
Inventories	46	(34)
Accounts payable	154	29
Other assets and liabilities	(40)	(17)
Net cash provided by operating activities	156	181
CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisition, net of cash acquired	(2,563)	—
Additions of long-lived assets	(53)	(26)
Net cash used for investing activities	(2,616)	(26)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt	1,200	—
Proceeds from revolving credit facility	300	—
Payments on revolving credit facility	(150)	—
Dividend payments	(25)	(24)
Repurchases of common stock	(20)	(150)
Debt financing fees	(19)	—
Taxes paid related to net share settlement of equity awards	(15)	(14)
Proceeds from exercise of stock options	10	5
Payments on long-term debt	(1)	(1)
Net cash provided by (used for) financing activities	1,280	(184)
Effect of exchange rate changes on cash	(4)	1
Net decrease in cash and cash equivalents	(1,184)	(28)
Cash and cash equivalents at beginning of period	1,495	781
Cash and cash equivalents at end of period	$311	$753
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$(41)	$(27)
Income taxes paid	$(11)	$(2)
Interest received from interest rate swaps	$—	$2
Non-cash investing activities:
Capital expenditures in liabilities	$8	$8

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited, dollars in millions)

	Three Months Ended
	Common Stock	Non-voting Common Stock	Preferred Stock	Paid-in Capital	Retained earnings (accumulated deficit)	Accumulated Other Comprehensive (Loss) Income, net of tax	Stockholders' Equity
Balance at December 31, 2024	$1	$—	$—	$1,940	$(239)	$(51)	$1,651
Stock-based compensation	—	—	—	6	—	—	6
Pension and OPEB liability adjustment	—	—	—	—	—	(1)	(1)
Foreign currency translation adjustment	—	—	—	—	—	6	6
Interest rate swaps	—	—	—	—	—	(1)	(1)
Issuance of common stock	—	—	—	(9)	—	—	(9)
Repurchase of common stock	—	—	—	—	(155)	—	(155)
Dividends on common stock ($0.27 per share)	—	—	—	—	(24)	—	(24)
Net income	—	—	—	—	192	—	192
Balance at March 31, 2025	$1	$—	$—	$1,937	$(226)	$(47)	$1,665
Balance at December 31, 2025	$1	$—	$—	$1,960	$(38)	$(56)	$1,867
Stock-based compensation	—	—	—	7	—	—	7
Pension and OPEB liability adjustment	—	—	—	—	—	(1)	(1)
Foreign currency translation adjustment	—	—	—	—	—	(32)	(32)
Issuance of common stock	—	—	—	(5)	—	—	(5)
Repurchase of common stock	—	—	—	—	(20)	—	(20)
Dividends on common stock ($0.29 per share)	—	—	—	—	(25)	—	(25)
Net income	—	—	—	—	112	—	112
Balance at March 31, 2026	$1	$—	$—	$1,962	$29	$(89)	$1,903

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(UNAUDITED)

NOTE A. OVERVIEW

Overview

Allison Transmission Holdings, Inc. and its subsidiaries ("Allison" or the "Company”) is a global leader in high-performance mobility and work solutions built for the needs of the modern industrial world. Allison operates through two operating and reportable segments: Allison Transmission and Allison Off-Highway Drive & Motion Systems ("Allison Off-Highway"). Headquartered in Indianapolis, Indiana, USA, the Company manufactures solutions which offer industry-leading value propositions across vital sectors such as infrastructure, mining, energy, agriculture, construction, transportation and national security.

On January 1, 2026 (the "Closing Date"), the Company completed the acquisition of Dana Incorporated's ("Dana") off-highway business (the "Acquired Off-Highway Business”) for a purchase price of approximately $2,628 million, subject to certain adjustments (the "Acquisition"). As a result of the Acquisition, the Company now offers an expanded portfolio of drivetrain, motion and propulsion solutions, providing complementary product breadth and an enhanced ability to support global customers across multiple end markets. The Acquired Off-Highway Business has historically served end markets with demand characteristics that differ from Allison's traditional on-highway markets, contributing to a more diversified portfolio.

Following the Acquisition, the Company continues to operate under the Allison name, but its operations are now comprised of two operating and reportable segments: Allison Transmission and Allison Off-Highway. Segment leadership is located globally, reflecting the international nature of the Company's operations and the importance of local market insights, sourcing, production and customer support. All prior period reportable segment information has been reclassified to conform to the current presentation. For additional discussion regarding our segments, including the changes made, see “Note S. Segment Information.”

Allison Transmission serves customers through an independent global network of approximately 1,500 independent distributor and dealer locations worldwide and offers more than 200 different transmission models compatible with more than 500 combinations of engine brands, models and ratings, including diesel, gasoline, natural gas and other alternative fuels. In addition, Allison Transmission has developed thousands of proprietary calibrations available for use with its electronic control modules, enabling tailored performance across a broad range of customer applications.

Allison Off-Highway provides drivetrain and motion solutions for a wide range of mobile and stationary off-highway equipment. These solutions include optimized drivetrain systems, propulsion components and motion technologies designed for industries such as construction, agriculture, mining, material handling and other industrial applications. The portfolio encompasses systems that manage power conveyance to machines and power work functions, including axles, gearboxes, transmissions and related components, as well as motion systems tailored to customer performance and efficiency requirements across both conventional and electrified powertrains. The global engineering, manufacturing and service footprint of the Acquired Off-Highway Business supports localized responsiveness and technical support for customers in key off-highway end markets.

The Company has a global presence serving customers in North America, Asia, Europe, South America, and Africa, and has further expanded its operations in these regions as a result of the Acquisition.

NOTE B. ACQUISITIONS

On January 1, 2026, the Company completed the Acquisition for a purchase price of $2,628 million, subject to certain adjustments, using a combination of cash on hand, $500 million of proceeds from the issuance of the 5.875% Senior Notes due December 2033 ("5.875% Senior Notes 2033") by Allison Transmission, Inc. ("ATI"), the Company’s wholly-owned subsidiary, proceeds from borrowings under an incremental term loan facility under the Second Amended and Restated Credit Agreement dated as of March 29, 2019, as amended (the “Credit Agreement”), in an aggregate principal amount equal to $1,200 million (the “Incremental Term Loan”) and $300 million of borrowings under ATI's revolving credit facility with commitments in the amount of $1,000 million due January 2031 (“Revolving Credit Facility”). In connection with the Acquisition, the Company entered into a commitment letter with a group of lenders (the "Lenders"), pursuant to which the Lenders committed to provide a 364-day senior unsecured bridge term loan facility (the “Bridge Facility”), in an aggregate principal amount of up to $2,000 million. As of December 31, 2025, the Bridge Facility aggregate commitment principal amount had been reduced to $500 million as a result of the issuance of the 5.875% Senior Notes 2033 and the Company's election to voluntarily reduce the aggregate commitments under the Bridge Facility. No amount was drawn from the Bridge Facility and it was terminated upon the completion of the Acquisition on the Closing Date.

The Allison Off-Highway business is a leading provider of drivetrain and propulsion solutions. For segment reporting purposes, the Acquired Off-Highway Business comprises the entire Allison Off-Highway segment. The Company accounted for the Acquisition in accordance with authoritative accounting guidance on business combinations. The results of Allison Off-Highway have been included in the Company’s Condensed Consolidated Financial Statements from the Closing Date. See "Note S. Segment Information” for more details regarding Allison Off-Highway's results.

On January 1, 2026, the Company transferred $2,664 million of cash consideration to Dana based on the preliminary closing statement, of which $2 million was attributed to the effective settlement of the pre-existing accounts payable balance. The cash portion of the purchase price is subject to adjustment based upon the final calculation of the acquired cash, indebtedness and working capital, as defined by the Stock Purchase Agreement, as amended, with Dana, as of the Closing Date. During the three months ended March 31, 2026, the Company recorded a subsequent $34 million decrease to the purchase price, and a corresponding receivable from Dana to reflect the net deficiency in cash, indebtedness and working capital, resulting in a purchase price of $2,628 million. The Company and Dana are continuing to resolve the final valuation of these items, and the Company expects that these items will be resolved by the end of the second quarter of fiscal year 2026. Adjustments to the fair value will be reflected in goodwill.

Assets acquired and liabilities assumed are recognized at their respective fair values as of the Closing Date. The process of estimating the fair values of certain tangible assets, identifiable intangible assets and assumed liabilities requires the use of judgment in determining the appropriate assumptions and estimates. The following table presents the preliminary purchase price allocation (dollars in millions):

As of January 1, 2026
Assets acquired:
Current Assets
Cash and cash equivalents	$101
Accounts receivable	362
Inventories	577
Other current assets	115
Total Current Assets	1,155
Property, plant and equipment	843
Intangible assets	930
Goodwill	763
Other non-current assets	96
Total Assets Acquired	$3,787
Liabilities Assumed:
Current Liabilities
Accounts payable	415
Product warranty liability	38
Current portion of long-term debt	3
Deferred revenue	31
Other current liabilities	185
Total Current Liabilities	672
Deferred income taxes	300
Finance lease liabilities	34
Other non-current liabilities	153
Total Liabilities	$1,159
Total purchase price consideration	$2,628

The preliminary fair values of the assets acquired and liabilities assumed in the Acquisition are subject to change as the Company performs additional reviews of the assumptions utilized. Further adjustments may be necessary as additional information related to the fair values of assets acquired, liabilities assumed, and tax implications thereon is assessed during the measurement period (up to one year from the Closing Date). Any such adjustments will be accounted for prospectively. The final purchase accounting will be completed within the one-year measurement period following the Closing Date of the Acquisition.

The Company measured contract assets and contract liabilities acquired by applying the revenue recognition principles in Financial Accounting Standards Board ("FASB") authoritative guidance on revenue from contracts with customers, rather than by applying fair value measurement per the FASB authoritative guidance on business combinations. Consequently, contract liabilities recorded as of the Closing Date represent the transaction price allocated to unsatisfied performance obligations.

As of the Closing Date, contract liabilities totaling $31 million and no material contract assets were recognized as part of the Acquisition purchase price allocation. These amounts approximate those recognized by Dana prior to the Acquisition, reflecting the Company’s application of the related FASB authoritative guidance.

Goodwill represents the excess of the fair value of consideration transferred over the fair values of assets acquired and liabilities assumed. An estimated $81 million of goodwill is expected to be deductible for income tax purposes. The allocation of goodwill to reporting units has not been completed as of March 31, 2026. The goodwill recognized is primarily attributable to expected future economic benefits, including the value of the assembled workforce, anticipated customer demand, continued development of acquired technologies, and operational synergies from the integration with Allison Transmission.

The estimated fair values of the identifiable intangible assets acquired (all considered Level 3 measurements), their weighted-average useful lives, the related valuation methodology and key assumptions are as follows (dollars in millions):

	Fair Value	Weighted-average estimated useful life (in years)	Valuation Methodology	Key Assumptions
Customer relationships	$573	18 years	Multi-period excess earnings	Revenue growth rates, estimated earnings, discount rate, customer attrition rates
Trade names	127	8 years	Relief-from-royalty	Revenue growth rates, royalty rates, discount rate
Developed technology	230	6 years	Relief-from-royalty	Revenue growth rates, royalty rates, discount rate, obsolescence factors
Total identified intangible assets acquired	$930

Included in the Company's results for the three months ended March 31, 2026 were revenues of $673 million and an operating loss of $21 million related to Allison Off-Highway. The Company recognized $17 million of Acquisition-related expenses during the three months ended March 31, 2026, recorded in Selling, general and administrative in the Company's Condensed Consolidated Statements of Comprehensive Income, primarily consisting of consulting and legal fees.

Supplemental Pro-Forma Information (unaudited)

The following table presents supplemental pro-forma information for the three months ended March 31, 2026 and 2025 as if the Acquisition had occurred on January 1, 2025. These amounts have been calculated after applying the Company's accounting policies and are based upon currently available information. The primary adjustments reflected in the pro-forma results relate to increased interest expense for debt used to fund the Acquisition, inclusion of Acquisition-related costs and the impact of purchase accounting adjustments primarily related to amortization of intangibles, depreciation of fixed assets and inventory step-up. Pre-Acquisition net sales and net income amounts for the Acquisition were derived from the books and records of the Acquired Off-Highway Business prepared prior to the Acquisition, are presented for informational purposes only and do not purport to be indicative of the results of future operations or of the results that would have been achieved had the Acquired Off-Highway Business been combined with the Company during the pre-Acquisition period presented.

	Three Months Ended March 31,
	2026	2025
Net sales	$1,406	$1,367
Net income	$182	$89

NOTE C. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

These condensed consolidated financial statements present the financial position, results of comprehensive income, cash flows and statements of stockholders’ equity of the Company. Certain immaterial reclassifications have been made in the condensed consolidated financial statements of prior periods to conform to the current period presentation. These reclassifications had no impact on previously reported net income, total stockholders’ equity or cash flows. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the Securities and Exchange Commission on February 24, 2026. The interim period financial results for the three-month periods presented are not necessarily indicative of results to be expected for any other interim period or for the entire year.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Estimates include, but are not limited to, sales incentives, government price adjustments, fair market values and future cash flows associated with goodwill, indefinite-lived intangibles, definite-lived intangibles, long-lived asset impairment tests, useful lives for depreciation and amortization, warranty liabilities, core deposit liabilities, determination of discount rate and other assumptions for pension and other post-retirement benefit ("OPEB") expense, income taxes and deferred tax valuation allowances, assumptions for business combinations and contingencies. The Company’s accounting policies involve the application of judgments and assumptions made by management that include inherent risks and uncertainties. Actual results could differ materially from these estimates and from the assumptions used in the preparation of the Company's financial statements. Changes in estimates are recorded in results of operations in the period that the events or circumstances giving rise to such changes occur.

Recently Issued Accounting Pronouncements

In November 2025, the FASB issued authoritative accounting guidance to amend certain aspects of the existing hedge accounting guidance to more closely align hedge accounting with the economics of an entity's risk management activities. The guidance will become effective for the Company beginning January 1, 2027 with early adoption permitted and will be applied prospectively. Management is currently evaluating the potential impact of this guidance on the Company's consolidated financial statements.

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

NOTE D. REVENUE

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

Some of the Company's contracts include multiple performance obligations, most commonly the sale of both a transmission and extended transmission coverage or similar service-type warranties ("ETC"). The Company allocates the contract’s transaction price to each performance obligation based on the standalone selling price of each distinct good or service in the contract.

The Company may also use volume-based discounts and rebates as marketing incentives in the sales of both vehicle propulsion solutions and service parts, which are accounted for as variable consideration. The Company records the impact of the incentives as a reduction to revenue when it is determined that the adjustment is not likely to reverse. The Company estimates the impact of other incentives based on the related sales and market conditions in the end market vocation. Refund liabilities related to rebates and other incentives are included in other accrued liabilities on the Company's Condensed Consolidated Balance Sheets.

The Company recorded no material adjustments based on variable consideration during either the three months ended March 31, 2026 or 2025.

Payment terms with our customers are established based on an assessment of the customer's credit worthiness and industry and regional practices and generally do not exceed 180 days. For certain goods or services, the Company receives consideration prior to satisfying the related performance obligation. Such consideration is recorded as a contract liability in current and non-current deferred revenue as of March 31, 2026 and December 31, 2025. See "Note J. Deferred Revenue” for more information, including the amount of revenue earned during each of the three months ended March 31, 2026 and 2025 that had been previously deferred. The Company had no material contract assets as of either March 31, 2026 or December 31, 2025.

The following presents revenue from the Company's two reportable segments, Allison Transmission and Allison Off-Highway, disaggregated by each segment and its respective end markets that best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors (dollars in millions):

	Three Months Ended March 31,
	2026	2025
Allison Transmission
North America On-Highway	$375	$435
Outside North America On-Highway	110	112
Global Off-Highway	8	18
Defense	87	53
Service Parts, Support Equipment and Other	153	148
Total Allison Transmission	733	766
Allison Off-Highway
Construction & Material Handling	227	—
Agriculture	154	—
Industrial	90	—
Mining	50	—
Service Parts, Specialty & Other	152	—
Total Allison Off-Highway	673	—
Total Net Sales	$1,406	$766

NOTE E. INVENTORIES

Inventories consisted of the following components (dollars in millions):

	March 31, 2026	December 31, 2025
Purchased parts and raw materials	$323	$168
Work in progress	232	19
Finished goods and service parts	280	129
Total inventories	$835	$316

Inventory components shipped to third parties, primarily cores, parts to re-manufacturers, and parts to contract manufacturers, which the Company has an obligation to buy back, are included in Purchased parts and raw materials, with an offsetting liability in Other current liabilities. See "Note L. Other Current Liabilities” for more information.

NOTE F. GOODWILL AND OTHER INTANGIBLE ASSETS

As of March 31, 2026 and December 31, 2025, the carrying value of the Company’s Goodwill was $2,827 million, and $2,075 million, respectively. The following presents a summary of the changes in the carrying amount of Goodwill (dollars in millions):

Goodwill
Balance at December 31, 2025	$2,075
Acquisition of the Acquired Off-Highway Business (1)	763
Foreign currency translation	(11)
Net current period impact to goodwill	752
Balance at March 31, 2026	$2,827

(1) The allocation of goodwill to reporting units as of March 31, 2026 is preliminary and will be finalized upon finalization of purchase price accounting.

The following presents a summary of other intangible assets (dollars in millions):

	March 31, 2026			December 31, 2025
	Intangible assets, gross	Accumulated amortization	Intangible assets, net	Intangible assets, gross	Accumulated amortization	Intangible assets, net
Other intangible assets:
Trade name - indefinite-lived	$790	$—	$790	$790	$—	$790
Trade name - definite-lived	126	(2)	124	1	—	1
Customer relationships — commercial	1,401	(849)	552	839	(839)	—
Proprietary technology	711	(492)	219	484	(481)	3
Total	$3,028	$(1,343)	$1,685	$2,114	$(1,320)	$794

Amortization expense related to other intangible assets for the next five fiscal years is expected to be (dollars in millions):

	2027	2028	2029	2030	2031	Thereafter
Amortization expense	$86	$85	$85	$85	$84	$407

NOTE G. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Level 3 — Certain inputs are unobservable or have little or no market data available. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At each balance sheet date, the Company performs an analysis of all instruments subject to authoritative accounting guidance and includes, in Level 3, all of those whose fair value is based on significant unobservable inputs. As of March 31, 2026 and December 31, 2025, the Company did not have any Level 3 financial assets or liabilities.

The following table summarizes the Company’s financial assets and (liabilities) measured at fair value as of March 31, 2026 and December 31, 2025 (dollars in millions):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		TOTAL
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Cash equivalents	$11	$134	$—	$—	$11	$134
Marketable securities	27	24	—	—	27	24
Rabbi trust assets	23	24	—	—	23	24
Deferred compensation obligation	(23)	(24)	—	—	(23)	(24)
Debt securities	—	—	3	3	3	3
Total	$38	$158	$3	$3	$41	$161

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

The Company holds equity securities in unconsolidated entities without a readily determinable fair value. Each of these investments represents a less than 20% ownership interest in the respective privately-held entity, and the Company does not maintain significant influence over or control of any of the entities. The Company has elected the measurement alternative and measures the investments at cost, less any impairment, plus or minus adjustments related to observable price changes in orderly transactions for identical or similar investments of the same issuer. These equity investments are recorded in Other non-current assets in the Condensed Consolidated Balance Sheets, with changes in the value recorded in Other (expense) income, net in the Condensed Consolidated Statements of Comprehensive Income. As of both March 31, 2026 and December 31, 2025, the Company held equity securities without a readily determinable fair value of $8 million. During the three months ended March 31, 2026, no impairment charges or adjustments resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer occurred for any of these investments.

NOTE H. DEBT

Long-term debt and maturities are as follows (dollars in millions):

	March 31, 2026	December 31, 2025
Long-term debt:
Senior Notes, fixed 4.75%, due 2027	$400	$400
Senior Notes, fixed 5.875%, due 2029	500	500
Revolving Credit Facility, variable, due 2031	150	—
Senior Notes, fixed 3.75%, due 2031	1,000	1,000
Senior Secured Credit Facility Term Loan, variable, due 2031	508	509
Senior Notes, fixed 5.875%, due 2033	500	500
Senior Secured Credit Facility Term Loan, variable, due 2033	1,200	—
Finance lease liabilities	37	—
Total long-term debt	$4,295	$2,909
Less: current maturities of long-term debt	20	5
Deferred financing costs, net	28	19
Total long-term debt, net	$4,247	$2,885

As of March 31, 2026, the Company had $4,295 million of indebtedness associated with ATI's 4.75% Senior Notes due October 2027 (“4.75% Senior Notes 2027”), ATI’s 5.875% Senior Notes due June 2029 (“5.875% Senior Notes 2029”), ATI’s 3.75% Senior Notes due January 2031 (“3.75% Senior Notes 2031”), ATI's 5.875% Senior Notes due December 2033 ("5.875% Senior Notes 2033" and, together with the 4.75% Senior Notes 2027, 5.875% Senior Notes 2029 and 3.75% Senior Notes 2031, the “Senior Notes”), the Second Amended and Restated Credit Agreement dated as of March 29, 2019, as amended (the “Credit Agreement”), governing ATI’s term loan facility in the amount of $508 million due March 2031 (“Term Loan”), ATI's incremental term loan in the amount of $1,200 million due January 2033 ("Incremental Term Loan") and ATI’s revolving credit facility with commitments in the amount of $1,000 million due January 2031 (the "Revolving Credit Facility" and, together with the Term Loan and Incremental Term Loan, the “Senior Secured Credit Facility”) and the Company's finance lease liabilities.

The fair value of the Company’s long-term debt obligations as of March 31, 2026 was $4,216 million. The fair value is based on quoted Level 2 market prices of the Company’s debt as of March 31, 2026. The difference between the fair value and carrying value of the long-term debt is driven primarily by trends in the financial markets.

Senior Secured Credit Facility

In January 2026, the Company and ATI entered into Amendment No. 5 ("Amendment") to the Credit Agreement to increase the commitments under the existing Revolving Credit Facility from $750 million to $1,000 million and provide for the Incremental Term Loan in an aggregate principal amount equal to $1,200 million, which matures on January 2, 2033 with a springing maturity to the maturity date of the Term Loan in the event the Term Loan matures on any date prior to January 2, 2033. With the exception of the items noted above, the terms of the Revolving Credit Facility are materially the same as they were prior to the Amendment. The Amendment to increase the commitments under the existing Revolving Credit Facility was treated as a modification under GAAP and the Incremental Term Loan was treated as new debt. The Company recorded $3 million and $12 million of deferred financing fees in the Condensed Consolidated Balance Sheet as of March 31, 2026 associated with the Amendment to increase the commitments under the existing Revolving Credit Facility and provide for the Incremental Term Loan, respectively.

The borrowings under the Senior Secured Credit Facility are collateralized by a lien on substantially all assets of the Company, ATI and certain existing and future U.S. subsidiary guarantors, as provided in the Credit Agreement. Interest on the Term Loan and Incremental Term Loan, as of March 31, 2026, is either (a) 1.75% over a SOFR rate on deposits in U.S. dollars for one-, three- or six-month periods (or a twelve-month period if, at the time of the borrowing, consented to by all relevant lenders and the administrative agent) ("Term SOFR"), or (b) 0.75% over the greater of the prime lending rate as quoted by the administrative agent, the Term SOFR rate for an interest period of one month plus 1.00% and the federal funds effective rate published by the Federal Reserve Bank of New York plus 0.50%, subject to a 1.00% floor (the "Base Rate"). As of March 31, 2026, the Company elected to pay the lowest all-in rate of Term SOFR plus the applicable margin, or 5.42%, on the Term Loan and Incremental Term Loan. The Credit Agreement requires minimum quarterly principal payments on the Term Loan and Incremental Term Loan, as well as prepayments from certain net cash proceeds of non-ordinary course asset sales and casualty and condemnation events, the incurrence of certain debt and from a percentage of excess cash flow, if applicable. The minimum required quarterly principal payment on the Term Loan through its maturity date of March 2031 is $1 million. The minimum required quarterly payment on the Incremental Term Loan through its maturity date of January 2033 is $3 million. As of March 31, 2026, there had been no payments required for certain net cash proceeds of non-ordinary course asset sales and casualty and condemnation events. The remaining principal balances are due upon maturity of the Term Loan and the Incremental Term Loan.

The Senior Secured Credit Facility also provides a Revolving Credit Facility, net of an allowance for up to $75 million in outstanding letters of credit commitments. During the three months ended March 31, 2026, the Company withdrew $300 million on the Revolving Credit Facility to partially fund the Acquisition and repaid $150 million of the outstanding amount. As of March 31, 2026, the Company had $845 million available under the Revolving Credit Facility, net of $150 million of revolving loans outstanding and $5 million in letters of credit. Borrowings under the Revolving Credit Facility bear interest at a variable base rate plus an applicable margin based on the Company’s first lien net leverage ratio. When the Company’s first lien net leverage ratio is above 4.00x, interest on the Revolving Credit Facility is (a) 0.75% over the Base Rate or (b) 1.75% over the Term SOFR rate; when the Company’s first lien net leverage ratio is equal to or less than 4.00x and above 3.50x, interest on the Revolving Credit Facility is (i) 0.50% over the Base Rate or (ii) 1.50% over the Term SOFR rate; and when the Company’s first lien net leverage ratio is equal to or below 3.50x, interest on the Revolving Credit Facility is (y) 0.25% over the Base Rate or (z) 1.25% over the Term SOFR rate. As of March 31, 2026, the Company elected to pay the lowest all-in rate of Term SOFR plus the applicable margin, or 4.92%. In addition, there is an annual commitment fee, based on the Company’s first lien net leverage ratio, on the average unused revolving credit borrowings available under the Revolving Credit Facility. As of March 31, 2026, the commitment fee was 0.25%. Borrowings under the Revolving Credit Facility are payable at the option of the Company throughout the term of the Revolving Credit Facility with the balance due in January 2031.

The Senior Secured Credit Facility requires the Company to maintain a specified maximum first lien net leverage ratio of 5.50x when revolving loan commitments remain outstanding on the Revolving Credit Facility at the end of a fiscal quarter. As of March 31, 2026, the Company was in compliance with the maximum first lien net leverage ratio, achieving a 1.29x ratio. Additionally, within the terms of the Senior Secured Credit Facility, a first lien net leverage ratio at or below 4.00x results in the elimination of excess cash flow payments on the Senior Secured Credit Facility for the applicable year.

In addition, the Credit Agreement, among other things, includes customary restrictions (subject to certain exceptions) on the Company’s ability to incur certain indebtedness, grant certain liens, make certain investments, engage in acquisitions, consolidations and mergers, declare or pay certain dividends or repurchase shares of the Company’s common stock. As of March 31, 2026, the Company was in compliance with all covenants under the Credit Agreement.

Senior Notes

Each series of the Senior Notes is unsecured and is guaranteed by each of ATI’s domestic subsidiaries that is a borrower under or guarantees the Senior Secured Credit Facility and is unconditionally guaranteed, jointly and severally, by any of ATI’s future domestic subsidiaries that are borrowers under or guarantee the Senior Secured Credit Facility. None of ATI’s domestic subsidiaries currently guarantee its obligations under the Senior Secured

Credit Facility, and therefore none of ATI’s domestic subsidiaries currently guarantee any series of the Senior Notes. The indentures governing the Senior Notes contain negative covenants restricting or limiting the Company’s ability to, among other things: incur or guarantee additional indebtedness, incur liens, pay dividends on, redeem or repurchase the Company’s capital stock, make certain investments, permit payment or dividend restrictions on certain of the Company’s subsidiaries, sell assets, engage in certain transactions with affiliates, and consolidate or merge or sell all or substantially all of the Company’s assets. As of March 31, 2026, the Company was in compliance with all covenants under the indentures governing the Senior Notes.

ATI may from time to time seek to retire its Senior Notes through cash purchases, exchanges for equity securities, open market purchases, privately negotiated transactions, contractual redemptions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors and will be in accordance with the respective indenture governing such notes. The amounts involved may be material. Some or all of the 4.75% Senior Notes 2027, the 5.875% Senior Notes 2029 and the 3.75% Senior Notes 2031 may be redeemed at any time at redemption prices specified in the indentures governing such notes. Prior to December 1, 2028, ATI may redeem some or all of the 5.875% Senior Notes 2033 by paying a price equal to 100.00% of the principal amount being redeemed, plus an “applicable premium”. At any time on or after December 1, 2028, ATI may redeem some or all of the 5.875% Senior Notes 2033 at redemption prices specified in the indenture governing such notes.

NOTE I. PRODUCT WARRANTY LIABILITIES

As of March 31, 2026, current and non-current product warranty liabilities were $61 million and $60 million, respectively. As of March 31, 2025, current and non-current product warranty liabilities were $32 million and $41 million, respectively.

Product warranty liability activities consisted of the following (dollars in millions):

	Three Months Ended March 31,
	2026	2025
Beginning balance	$84	$67
Acquired warranty liabilities	38	—
Payments	(14)	(9)
Increase in liability (warranty issued during period)	13	9
Net adjustments to liability	—	6
Ending balance	$121	$73

NOTE J. DEFERRED REVENUE

As of March 31, 2026, current and non-current deferred revenue were $76 million and $103 million, respectively. As of March 31, 2025, current and non-current deferred revenue were $37 million and $99 million, respectively.

Deferred revenue activity consisted of the following (dollars in millions):

	Three Months Ended March 31,
	2026	2025
Beginning balance	$137	$136
Acquired deferred revenue	31	—
Increases	28	11
Revenue earned	(17)	(11)
Ending balance	$179	$136

Deferred revenue recorded in current and non-current liabilities related to ETC as of March 31, 2026 was $32 million and $103 million, respectively. Deferred revenue recorded in current and non-current liabilities related to ETC as of March 31, 2025 was $28 million and $97 million, respectively.

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

ROU assets are calculated as the related lease liability adjusted for lease incentives, any initial direct costs, prepayments and the effect of escalating lease payments on period expense. During the three months ended March 31, 2026, the Company recorded $71 million and $37 million of new ROU assets obtained in exchange for operating lease obligations and financing lease obligations, respectively, of which $53 million of the operating leases and all $37 million of the finance leases were acquired in the Acquisition. The Company also acquired a below market lease in the Acquisition, resulting in the recognition of a favorable lease asset of $10 million, pending finalization of purchase price accounting. There were no new ROU assets obtained in exchange for lease obligations during the three months ended March 31, 2025.

The Company's lease liability is determined by discounting the future cash flows over the lease period using incremental borrowing rates. The incremental borrowing rates are determined using rates specific to the term of the lease, the economic environments where lease activity is concentrated and the value of the lease portfolio, and assuming full collateralization of the loans. Lease liabilities are classified between current and non-current liabilities based on the terms of the underlying leases.

The balances for the operating and finance leases where the Company is the lessee are presented as follows within the Company’s Condensed Consolidated Balance Sheets (dollars in millions):

	March 31, 2026	December 31, 2025
Operating leases:
Other non-current assets	$84	$18

Other current liabilities	$15	$5
Other non-current liabilities	69	13
Total operating lease liabilities	$84	$18

Finance leases:
Property, plant and equipment, net	$47	$—

Current portion of long-term debt	$3	$—
Long-term debt	34	$—
Total finance lease liabilities	$37	$—

The components of lease expense were as follows within the Company’s Condensed Consolidated Statements of Comprehensive Income (dollars in millions):

	Three Months Ended March 31,
	2026	2025
Operating lease expense:
Operating lease expense	$5	$2

Finance lease expense:
Amortization of leased assets	$1	$—
Total lease expense	$6	$2

Other information related to leases where the Company is the lessee was as follows:

	March 31, 2026	December 31, 2025
Weighted-average remaining lease term (in years):
Operating leases	8.5	4.8
Finance leases	16.9	N/A

Weighted-average discount rate:
Operating leases	5.73%	4.86%
Finance leases	3.27%	N/A

The following table reconciles future undiscounted cash flows for operating leases to total operating lease liabilities as of March 31, 2026 (dollars in millions):

	Operating Leases	Finance Leases
For the remainder of 2026	$14	$3
2027	17	3
2028	15	4
2029	9	3
2030	8	3
Thereafter	51	32
Total lease payments	114	48
Less: Interest	30	11
Present value of operating lease liabilities	84	37
Less: Current portion	15	3
Long-term portion of lease obligations	$69	$34

NOTE L. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following (dollars in millions):

	March 31, 2026	December 31, 2025
Payroll and related costs	$129	$34
Taxes payable	65	21
Sales incentives	50	47
Accrued interest payable	42	28
Vendor buyback obligation	20	21
Other accruals	56	46
Total	$362	$197

NOTE M. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost (credit) consisted of the following (dollars in millions):

	Pension Plans		Post-retirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2026	2025	2026	2025
Net periodic benefit cost (credit):
Service cost	$2	$1	$—	$—
Interest cost	4	2	1	1
Expected return on assets	(3)	(2)	—	—
Prior service credit	—	—	(1)	(1)
Recognized actuarial gain	—	—	—	(1)
Net periodic benefit cost (credit)	$3	$1	$—	$(1)

The components of net periodic benefit cost (credit) other than the service cost component are included in Other (expense) income, net in the Condensed Consolidated Statements of Comprehensive Income.

NOTE N. INCOME TAXES

For the three months ended March 31, 2026, the Company recorded total income tax expense of $20 million and an effective tax rate of 15%. For the three months ended March 31, 2025, the Company recorded total income tax expense of $41 million and an effective tax rate of 18%. The decrease in both income tax expense and the effective tax rate were principally driven by lower taxable income.

The need to establish a valuation allowance against the deferred tax assets is assessed periodically based on a more-likely-than-not realization threshold, in accordance with authoritative accounting guidance. Management has determined, based on an evaluation of available objective and subjective evidence, that it is more likely than not that certain federal, state and foreign deferred tax assets will not be realized; therefore, these deferred tax assets are offset with a valuation allowance.

NOTE O. ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in components of AOCL consisted of the following (dollars in millions):

	Three Months Ended
	Pension and OPEB liability adjustments	Interest rate swaps	Foreign currency items	Total
AOCL as of December 31, 2024	$(3)	$5	$(53)	$(51)
Other comprehensive income before reclassifications	—	—	6	6
Amounts reclassified from AOCL	(2)	(2)	—	(4)
Income tax benefit	1	1	—	2
Net current period other comprehensive (loss) income	$(1)	$(1)	$6	$4
AOCL as of March 31, 2025	$(4)	$4	$(47)	$(47)
AOCL as of December 31, 2025	$(20)	$—	$(36)	$(56)
Other comprehensive loss before reclassifications	—	—	(32)	(32)
Amounts reclassified from AOCL	(1)	—	—	(1)
Net current period other comprehensive (loss) income	$(1)	$—	$(32)	$(33)
AOCL as of March 31, 2026	$(21)	$—	$(68)	$(89)

The following table shows the location in the Condensed Consolidated Statements of Comprehensive Income affected by reclassifications from AOCL (dollars in millions):

	Amounts reclassified from AOCL
AOCL Components	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	Affected line item in the Condensed Consolidated Statements of Comprehensive Income
Prior service credit	$1	$1	Other (expense) income, net
Interest rate swaps	—	2	Interest expense, net
Recognized actuarial gain	—	1	Other (expense) income, net
Total reclassifications, before tax	$1	$4	Income before income taxes
Income tax expense	—	(1)	Income tax expense
Total reclassifications, net of tax	$1	$3

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

NOTE Q. EARNINGS PER SHARE

The following table reconciles the numerators and denominators used to calculate basic EPS and diluted EPS (in millions, except per share data):

	Three Months Ended March 31,
	2026	2025
Net income	$112	$192
Weighted average shares of common stock outstanding	83	85
Dilutive effect of stock-based awards	1	1
Diluted weighted average shares of common stock outstanding	84	86
Basic earnings per share attributable to common stockholders	$1.35	$2.26
Diluted earnings per share attributable to common stockholders	$1.33	$2.23

The dilutive impact of stock-based compensation is calculated using the treasury stock method. The treasury stock method assumes that the Company uses the proceeds from the exercise of awards to repurchase common stock at the average market price during the period. For each of the three months ended March 31, 2026 and 2025, there were no outstanding stock options that were anti-dilutive and excluded from the diluted EPS calculation. Basic and diluted EPS for the full-year are calculated using the weighted average shares of common stock outstanding during the year while quarterly basic and diluted EPS are calculated using the weighted average shares of common stock outstanding during the quarter; therefore, the sum of each quarter's EPS may not equal full-year EPS.

NOTE R. COMMON STOCK

The Board of Directors has authorized the Company to repurchase up to $5,000 million of its common stock pursuant to a stock repurchase program (the "Repurchase Program"). During the three months ended March 31, 2026, the Company repurchased approximately $20 million of its common stock under the Repurchase Program, leaving $1,171 million of authorized repurchases remaining under the Repurchase Program as of March 31, 2026. The Repurchase Program has no termination date, and the timing and amount of stock purchases are subject to market conditions and corporate needs. The Repurchase Program may be modified, suspended or discontinued at any time at the Company’s discretion.

NOTE S. SEGMENT INFORMATION

The Company’s chief operating decision maker (“CODM”) is its Chair, President and Chief Executive Officer. The CODM evaluates the Company’s segment operating performance and makes decisions regarding the allocation of resources based on Segment Operating Profit (Loss).

The CODM assesses segment performance utilizing Segment Operating Profit (Loss) primarily through comparisons of budgeted results to actual results and period‑over‑period variances. Certain variances identified through this analysis are evaluated to assist the CODM in assessing segment operating performance and making resource allocation decisions.

The significant expenses that are regularly provided to the CODM and included in Segment Operating Profit (Loss) are cost of sales, selling, general and administrative expenses, and engineering — research and development expenses.

Corporate costs are presented separately from the Company’s reportable segments and consist primarily of centralized corporate functions. These costs also include non-recurring costs associated with the Acquisition, primarily integration‑related activities. Such costs are not allocated to the Company’s reportable segments, as they are not reviewed by the CODM on a segment basis when assessing performance or making resource allocation decisions. The Company does not present total assets by segment because the CODM is not regularly provided total assets by segment nor are they included in a segment measure utilized by the CODM.

During the three months ended March 31, 2026, the Company changed its segment structure from one operating and reportable segment to two operating and reportable segments to align with the Acquisition and the manner in which the CODM now reviews operating results and allocates resources. Prior‑period segment information has been retrospectively adjusted to conform to the current period presentation. The Company’s two operating and reportable segments are:

Allison Transmission

Allison Transmission offers more than 200 different transmission models compatible with more than 500 combinations of engine brands, models and ratings, including diesel, gasoline, natural gas and other alternative fuels. In addition, Allison Transmission has developed thousands of proprietary calibrations available for use with its electronic control modules, enabling tailored performance across a broad range of customer applications.

Allison Off-Highway

Allison Off-Highway provides drivetrain and motion solutions for a wide range of mobile and stationary off-highway equipment globally. These solutions include optimized drivetrain systems, propulsion components and motion technologies designed for industries such as construction, agriculture, mining, material handling and other industrial applications. The portfolio encompasses systems that manage power conveyance to machines and power work functions, including axles, gearboxes, transmissions and related components, as well as motion systems tailored to customer performance and efficiency requirements across both conventional and electrified powertrains. The global engineering, manufacturing and service footprint of Allison Off-Highway supports localized responsiveness and technical support for customers in key off-highway end markets.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company’s segment information includes the measures reviewed by the CODM and is presented in a manner consistent with internal management reporting.

The following presents a financial summary of the Company’s reportable segments (dollars in millions):

	Three Months Ended March 31, 2026
	Allison Transmission	Allison Off-Highway	Total Segments
Total sales	$733	$676	$1,409
less: Intersegment sales	—	3	3
Total Net Sales	733	673	1,406
less:
Cost of sales	377	623
Selling, general and administrative	65	56
Engineering — research and development	39	15
Segment Operating Profit (Loss)	$252	$(21)	$231
Depreciation of property, plant and equipment	$30	$27
Amortization expense	$1	$22
Additions of long-lived assets	$44	$9

	Three Months Ended March 31, 2025
	Allison Transmission	Allison Off-Highway	Total Segments
Total sales	$766	$—	$766
less: Intersegment sales	—	—	—
Total Net Sales	766	—	766
less:
Cost of sales	388	—
Selling, general and administrative	65	—
Engineering — research and development	42	—
Segment Operating Profit	$271	$—	$271
Depreciation of property, plant and equipment	$28	$—
Amortization expense	$2	$—
Additions of long-lived assets	$26	$—

A reconciliation of reportable segments’ Total Segment Operating Profit to Income before income taxes included in the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2026 and 2025 is as follows (dollars in millions):

	Three Months Ended March 31,
	2026	2025
Total Segment Operating Profit	$231	$271
Interest expense, net	(61)	(21)
Other income (expense)	(2)	5
Central group function costs (a)	(36)	(22)
Income before income taxes	$132	$233

(a)
Central group function costs not allocated to the segments include certain executive management, finance, legal, information technology and public company costs, Acquisition-related costs and other general administrative expenses.

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

The statements in this discussion regarding industry trends, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Cautionary Note Regarding Forward-Looking Statements” and Part II, Item 1A “Risk Factors” below, and in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the Securities and Exchange Commission ("SEC") on February 24, 2026. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Overview

Allison Transmission Holdings, Inc. and its subsidiaries (“Allison,” “we,” “us” or “our”) is a global leader in high-performance mobility and work solutions built for the needs of the modern industrial world. The business was founded in 1915 and has been headquartered in Indianapolis, Indiana since inception. Allison is traded on the New York Stock Exchange under the symbol “ALSN”.

On January 1, 2026 (the "Closing Date"), we completed the acquisition of Dana Incorporated's ("Dana") off-highway business (the "Acquired Off-Highway Business”) for a purchase price of approximately $2,628 million, subject to certain adjustments (the "Acquisition"). We have a global presence serving customers in North America, Asia, Europe, South America, and Africa and have further expanded our operations in these regions as a result of the Acquisition.

Recent Developments

The Acquisition was completed using a combination of cash on hand, $500 million of proceeds from the issuance of 5.875% Senior Notes due December 2033 by Allison Transmission, Inc. ("ATI"), our wholly-owned subsidiary (the "5.875% Senior Notes 2033"), proceeds from borrowings under an incremental term loan facility under the Second Amended and Restated Credit Agreement dated as of March 29, 2019, as amended (the “Credit Agreement”), in an aggregate principal amount equal to $1,200 million (the “Incremental Term Loan”), and $300 million of borrowings under ATI’s revolving credit facility with commitments in the amount of $1,000 million due January 2031 (the “Revolving Credit Facility”). In connection with the Acquisition, we entered into a commitment letter with a group of lenders (the "Lenders"), pursuant to which the Lenders committed to provide a 364-day senior unsecured bridge term loan facility (the “Bridge Facility”), in an aggregate principal amount of up to $2,000 million. As of December 31, 2025, the Bridge Facility aggregate commitment principal amount had been reduced to $500 million as a result of the issuance of the 5.875% Senior Notes 2033 and our election to voluntarily reduce the aggregate commitments under the Bridge Facility. No amount was drawn from the Bridge Facility, and it was terminated upon completion of the Acquisition on the Closing Date.

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

Following the Acquisition, we continue to operate under the Allison name, but our operations are now comprised of two operating and reportable segments: Allison Transmission and Allison Off-Highway Drive & Motion

Systems ("Allison Off-Highway"). All prior period reportable segment information has been reclassified to conform to the current presentation. For additional discussion regarding our segments, including the changes made, see “Note S. Segment Information” in Part I, Item 1 of this Quarterly Report on Form 10-Q. Segment leadership is located globally, reflecting the international nature of our operations and the importance of local market insights, sourcing, production and customer support.

Allison Transmission serves customers through an independent global network of approximately 1,500 independent distributor and dealer locations worldwide and offers more than 200 different transmission models compatible with more than 500 combinations of engine brands, models and ratings, including diesel, gasoline, natural gas and other alternative fuels. In addition, Allison Transmission has developed thousands of proprietary calibrations available for use with our electronic control modules, enabling tailored performance across a broad range of customer applications.

Allison Off-Highway provides drivetrain and motion solutions for a wide range of mobile and stationary off-highway equipment. These solutions include optimized drivetrain systems, propulsion components and motion technologies designed for industries such as construction, agriculture, mining, material handling and other industrial applications. The portfolio encompasses systems that manage power conveyance to machines and power work functions, including axles, gearboxes, transmissions and related components, as well as motion systems tailored to customer performance and efficiency requirements across both conventional and electrified powertrains. The global engineering, manufacturing and service footprint of the Acquired Off-Highway Business supports localized responsiveness and technical support for customers in key off-highway end markets.

Trends Impacting Our Business

In 2026, we expect to have higher net sales driven by the addition of Allison Off-Highway and higher net sales in Allison Transmission driven primarily by the Defense and Outside North America On-Highway end markets.

Key Components of our Results of Operations

Net sales

We generate our net sales primarily from the sale of high performance mobility and work solutions, service and component parts, support equipment, defense kits, engineering services, royalties and extended transmission coverage to a wide array of original equipment manufacturers, distributors and the U.S. government. Sales are recorded in accordance with the terms of the contract, net of provisions for customer incentives and other rebates. Engineering services are recorded as net sales in accordance with the terms of the contract. The associated costs are recorded in cost of sales. We also have royalty agreements with third parties that provide net sales as a result of joint efforts in developing marketable products.

Cost of sales

Our primary components of cost of sales are purchased parts, the overhead expense related to our manufacturing operations and direct labor associated with the manufacture and assembly of vehicle propulsion solutions and parts. For the three months ended March 31, 2026, direct material costs were approximately 72%, overhead costs were approximately 22%, and direct labor costs were approximately 6% of cost of sales. We are subject to changes in our cost of sales caused by movements in underlying commodity prices. We seek to hedge against this risk by using long-term agreements (“LTAs”), as appropriate. See Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk” included below.

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

Results of Operations - Allison Consolidated Comparison of the three months ended March 31, 2026 and 2025

The following table sets forth certain financial information for the three months ended March 31, 2026 and 2025. The following table and discussion should be read in conjunction with the information contained in our condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,
(unaudited, dollars in millions)	2026	% of net sales	2025	% of net sales
Net sales	$1,406	100%	$766	100%
Cost of sales	1,000	71	388	51
Gross Profit	406	29	378	49
Operating Expenses:
Selling, general and administrative	157	11	87	11
Engineering — research and development	54	4	42	5
Total Operating Expenses	211	15	129	16
Operating Income	195	14	249	33
Interest expense, net	(61)	(5)	(21)	(4)
Other (expense) income, net	(2)	—	5	1
Income before income taxes	132	9	233	30
Income tax expense	(20)	(1)	(41)	(5)
Net income	$112	8%	$192	25%

Off-Highway acquisition

On January 1, 2026, we completed the Acquisition. Our results of operations include all activity of the Acquired Off-Highway Business since the Closing Date within the Allison Off-Highway reportable segment.

Net sales

The Allison Off-Highway segment generated $673 million of net sales for the three months ended March 31, 2026.

The Allison Transmission segment generated $733 million of net sales for the three months ended March 31, 2026. Net sales decreased $33 million, or 4%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

The decrease was principally driven by:

•
North America On-Highway end market net sales decreased $60 million, or 14%, principally driven by lower demand for medium-duty and class 8 vocational trucks, partially offset by price increases on certain products.
•
Outside North America On-Highway end market net sales decreased $2 million, or 2%.
•
Global Off-Highway net sales decreased $10 million, or 56%, principally driven by lower demand from the global mining, construction and energy sectors.

The decreases were partially offset by:

•
Defense end market net sales increased $34 million, or 64%, principally driven by increased demand for Tracked vehicle applications, price increases on certain products and the continued execution of our growth initiatives.
•
Service Parts, Support Equipment and Other end market net sales increased $5 million, or 3%, principally driven by price increases on certain products.

Cost of sales

Cost of sales for the three months ended March 31, 2026 was $1,000 million compared to $388 million for the three months ended March 31, 2025, an increase of 158%. $623 million of cost of goods sold was attributable to Allison Off-Highway, including purchase price accounting allocations of $63 million of expense related to the stepped-up basis in inventory and $13 million of depreciation expense related to the stepped-up basis in property, plant and equipment. The remaining $11 million decrease was principally driven by lower direct material expense commensurate with decreased net sales, partially offset by unfavorable direct material costs, in Allison Transmission.

Gross profit

Gross profit for the three months ended March 31, 2026 was $406 million compared to $378 million for the three months ended March 31, 2025, an increase of 7%. $50 million of the increase in gross profit was attributable to Allison Off-Highway, including purchase price accounting allocations of $63 million of expense related to the stepped-up basis in inventory and $13 million of depreciation expense related to the stepped-up basis in property, plant and equipment. The remaining $22 million decrease was principally driven by lower net sales of $33 million and $10 million of unfavorable direct material costs, partially offset by $23 million from price increases on certain products, all within Allison Transmission. Gross profit as a percent of net sales for the three months ended March 31, 2026 decreased 20.4 percentage points compared to the same period in 2025 principally driven by the addition of Allison Off-Highway, the products of which have a lower average gross profit as a percent of net sales profile compared to our Allison Transmission products, and the impact of the $63 million of stepped-up basis in inventory. Gross profit as a percent of net sales for Allison Transmission decreased 70 basis points compared to the same period in 2025 principally driven by lower net sales and unfavorable direct material costs, partially offset by price increases on certain products.

Selling, general and administrative

Selling, general and administrative expenses for the three months ended March 31, 2026 were $157 million compared to $87 million for the three months ended March 31, 2025, an increase of 80%. Selling, general and administrative expenses of $56 million were attributable to Allison Off-Highway, including $21 million of amortization expense for intangible assets recognized from the Acquisition. The remaining increase was principally driven by $8 million of increased expenses related to the Acquisition and higher incentive compensation expense, partially offset by lower product warranty expense.

Engineering — research and development

Engineering expenses for the three months ended March 31, 2026 were $54 million compared to $42 million for the three months ended March 31, 2025, an increase of 29%. Engineering expenses of $15 million were attributable to Allison Off-Highway. The remaining decrease of $3 million was principally driven by reduced product initiatives spending in Allison Transmission.

Interest expense, net

Interest expense, net for the three months ended March 31, 2026 was $61 million compared to $21 million for the three months ended March 31, 2025, an increase of 190%. The increase was principally driven by $16 million of interest expense related to the Incremental Term Loan, $7 million of interest expense related to the 5.875% Senior Notes 2033, $6 million of fees related to the Bridge Facility and $5 million of lower interest income.

Other (expense) income, net

Other (expense) income, net for the three months ended March 31, 2026 was other expense of ($2) million compared to other income of $5 million for the three months ended March 31, 2025. The change was principally driven by $7 million of unfavorable foreign exchange.

Income tax expense

Income tax expense for the three months ended March 31, 2026 was $20 million, resulting in an effective tax rate of 15%, compared to $41 million of income tax expense and an effective tax rate of 18% for the three months ended March 31, 2025. The decrease in both income tax expense and the effective tax rate were principally driven by lower taxable income.

Non-GAAP Financial Measures

We use Adjusted Earnings before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) and Adjusted EBITDA as a percent of net sales to measure our operating profitability. We believe that Adjusted EBITDA and Adjusted EBITDA as a percent of net sales provide management, investors and creditors with useful measures of the operational results of our business and increase the period-to-period comparability of our operating profitability and comparability with other companies. Adjusted EBITDA as a percent of net sales is also used in the calculation of management’s incentive compensation program. The most directly comparable U.S. generally accepted accounting principles (“GAAP”) measure to Adjusted EBITDA and Adjusted EBITDA as a percent of net sales is Net income and Net income as a percent of net sales, respectively. Adjusted EBITDA is calculated as earnings before interest expense, net, income tax expense, amortization of intangible assets, depreciation of property, plant and equipment and other adjustments as defined by the Second Amended and Restated Credit Agreement dated as of March 29, 2019, as amended (the “Credit Agreement”), governing Allison Transmission, Inc.’s (“ATI”), our wholly-owned subsidiary, term loan facility in the amount of $508 million due March 2031 (“Term Loan”), the Incremental Term Loan and the Revolving Credit Facility (together, the "Senior Secured Credit Facility"). Adjusted EBITDA as a percent of net sales is calculated as Adjusted EBITDA divided by net sales.

In addition, we believe Adjusted net income, Adjusted basic earnings per share attributable to common stockholders ("Adjusted basic EPS") and Adjusted diluted earnings per share attributable to common stockholders ("Adjusted diluted EPS") provide management, investors and creditors with useful measures of our core business performance and trends and increase the period-to-period comparability of our results of operations. The most directly comparable GAAP measure to Adjusted net income, Adjusted basic EPS and Adjusted diluted EPS is Net income, Basic earnings per share attributable to common stockholders ("Basic EPS") and Diluted earnings per share attributable to common stockholders ("Diluted EPS"), respectively. Adjusted net income is calculated as net income excluding the effect of certain non-cash, non-recurring, infrequent or unusual items such as: amortization related to acquired intangible assets, depreciation of the stepped-up basis in property, plant and equipment related to the Acquisition, stepped-up basis in inventory related to the Acquisition, stock-based compensation expense, Acquisition-related expenses and the tax effect of the adjustments. Adjusted basic EPS and Adjusted diluted EPS are calculated by dividing Adjusted net income by the weighted average shares of common stock outstanding and diluted weighted average shares of common stock outstanding, respectively.

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

The following is a reconciliation of Net income to Adjusted EBITDA, Net income as a percent of net sales to Adjusted EBITDA as a percent of net sales, and Net cash provided by operating activities to Adjusted free cash flow:

	Three Months Ended March 31,
(unaudited, dollars in millions)	2026	2025
Net income (GAAP)	$112	$192
plus:
Interest expense, net	61	21
Depreciation of property, plant and equipment	44	28
Amortization expense	23	2
Income tax expense	20	41
Recognition of the stepped-up basis in inventory (a)	63	—
Acquisition-related expenses (b)	17	9
Depreciation of the stepped-up basis in property, plant and equipment (c)	13	—
Stock-based compensation expense (d)	7	6
Unrealized gain on marketable securities (e)	(3)	(3)
Other (f)	5	—
Adjusted EBITDA (Non-GAAP)	$362	$296
Net sales (GAAP)	$1,406	$766
Net income as a percent of Net sales (GAAP)	8.0%	25.1%
Adjusted EBITDA as a percent of Net sales (Non-GAAP)	25.7%	38.6%
Net cash provided by operating activities (GAAP) (g)	$156	$181
Deductions to reconcile to Adjusted free cash flow:
Additions of long-lived assets	(53)	(26)
Adjusted free cash flow (Non-GAAP) (g)	$103	$155

(a)
Represents the recognition of the stepped-up basis in inventory related to the Acquisition (recorded in Cost of sales).
(b)
Represents expenses (recorded in Selling, general and administrative), primarily consulting and legal fees, related to the Acquisition.
(c)
Represents depreciation of the stepped-up basis in property, plant and equipment related to the Acquisition (recorded in Cost of sales).
(d)
Represents stock-based compensation expense (recorded in Selling, general and administrative).
(e)
Represents unrealized gains (recorded in Other (expense) income, net) related to an investment in the common stock of Jing-Jin Electric Technologies Co. Ltd.
(f)
Represents other adjustments as defined by the Credit Agreement.
(g)
Net cash provided by operating activities (GAAP) and Adjusted free cash flow (Non-GAAP) included $29 million and $3 million of payments for expenses related to the Acquisition for the three months ended March 31, 2026 and 2025, respectively.

The following is a reconciliation of Net income to Adjusted net income, Basic EPS to Adjusted Basic EPS and Diluted EPS to Adjusted Diluted EPS:

	Three Months Ended March 31,
(unaudited, dollars in millions, except per share data)	2026	2025
Net income (GAAP)	$112	$192
plus:
Recognition of the stepped-up basis in inventory (a)	63	—
Amortization expense	23	2
Acquisition-related expenses (b)	17	9
Depreciation of the stepped-up basis in property, plant and equipment (c)	13	—
Stock-based compensation expense (d)	7	6
Income tax effect on adjustments (e)	(19)	(3)
Adjusted Net Income (Non-GAAP)	216	206

Basic EPS (GAAP)	$1.35	$2.26
Diluted EPS (GAAP)	$1.33	$2.23
Adjusted Basic EPS (Non-GAAP) (f)	$2.60	$2.42
Adjusted Diluted EPS (Non-GAAP) (f)	$2.57	$2.40

(a)
Represents the recognition of the stepped-up basis in inventory related to the Acquisition (recorded in Cost of sales).
(b)
Represents expenses (recorded in Selling, general and administrative), primarily consulting and legal fees, related to the Acquisition.
(c)
Represents depreciation of the stepped-up basis in property, plant and equipment related to the Acquisition (recorded in Cost of sales).
(d)
Represents stock-based compensation expense (recorded in Selling, general and administrative).
(e)
Represents the income tax effect on the adjustments calculated by applying our effective tax rate.
(f)
Adjusted basic EPS and Adjusted diluted EPS are Non‑GAAP financial measures and are defined as Adjusted net income divided by the weighted average common shares outstanding and diluted weighted average shares outstanding, respectively, for the period. The weighted-average common shares outstanding and diluted weighted-average common shares outstanding are the same as those used in calculating the comparable GAAP measures.

Operating Segment Results

Allison Transmission - Comparison of the three months ended March 31, 2026 and 2025

The following table sets forth certain financial information for the three months ended March 31, 2026 and 2025 and should be read in conjunction with the information contained in our condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,
(unaudited, dollars in millions)	2026	2025	Variance %
Segment Net Sales	$733	$766	(4)%
Segment Operating Profit	252	271	(7)%

Segment Net Sales

	For the Three Months Ended March 31,
(unaudited, dollars in millions)	2026	2025	% Variance
North America On-Highway	$375	$435	(14)%
Outside North America On-Highway	110	112	(2)%
Global Off-Highway	8	18	(56)%
Defense	87	53	64%
Service Parts, Support Equipment and Other	153	148	3%
Total Segment Net Sales	$733	$766	(4)%

For a discussion of the year-over-year changes in Net sales in each end market, see “Results of Operations – Allison Consolidated Comparison of the three months ended March 31, 2026 and 2025 – Net Sales” above.

Segment Operating Profit

Segment Operating Profit for the three months ended March 31, 2026 was $252 million compared to $271 million for the three months ended March 31, 2025, a decrease of 7%. The decrease was principally driven by lower gross profit, as described in “Results of Operations – Allison Consolidated Comparison of the three months ended March 31, 2026 and 2025 – Gross Profit” above.

Allison Off-Highway - Operating results for the three months ended March 31, 2026

The Allison Off-Highway reportable segment is comprised solely of the Acquired Off-Highway Business acquired on January 1, 2026. The following table sets forth certain financial information for the three months ended March 31, 2026 and should be read in conjunction with the information contained in our condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Three Months Ended March 31,
(unaudited, dollars in millions)	2026
Segment Net Sales	$673
Segment Operating Loss (a)	$(21)

(a)
Includes expenses related to the recognition of the stepped-up basis in inventory, depreciation related to the stepped-up basis in property, plant and equipment and intangibles amortization related to the Acquisition.

Segment Net Sales

Three Months Ended March 31,
(unaudited, dollars in millions)	2026
Construction & Material Handling	$227
Agriculture	154
Industrial	90
Mining	50
Service Parts, Specialty and Other	152
Total Segment Net Sales	$673

Liquidity and Capital Resources

We generate cash primarily from our operations to fund our operating, investing and financing activities. Our principal uses of cash are operating expenses, capital expenditures, working capital needs, debt service, dividends on common stock, stock repurchases and strategic growth initiatives, including investments, acquisitions and collaborations. Our ability to generate cash in the future and our future uses of cash are subject to general economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control. We had total available cash and cash equivalents of $311 million and $1,495 million as of March 31, 2026 and December 31, 2025, respectively. Of the available cash and cash equivalents, $300 million was deposited in operating accounts and $11 million was primarily invested in U.S. government backed securities and time deposits as of March 31, 2026, compared to $1,361 million deposited in operating accounts and $134 million invested primarily in U.S. government backed securities and time deposits as of December 31, 2025.

As of March 31, 2026, the total of cash held by foreign subsidiaries was $263 million, the majority of which was at our subsidiaries located in China, Switzerland, India and the Netherlands. We manage our worldwide cash requirements considering available funds among the subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. As a result, we do not currently anticipate that local liquidity restrictions will preclude us from funding our targeted initiatives or operating needs with local resources.

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

Our liquidity requirements are significant, primarily due to our debt service requirements. In January 2026, we and ATI entered into Amendment No. 5 ("Amendment") to the Credit Agreement to increase the commitments under the existing Revolving Credit Facility from $750 million to $1,000 million and provide for the Incremental Term Loan in an aggregate principal amount equal to $1,200 million, which matures on January 2, 2033 with a springing maturity to the maturity date of the Term Loan in the event the Term Loan matures on any date prior to January 2, 2033. As of March 31, 2026, we had $508 million of indebtedness associated with ATI’s Term Loan, $1,200 million of indebtedness associated with ATI's Incremental Term Loan, $150 million of indebtedness associated with ATI's Revolving Credit Facility, $400 million of indebtedness associated with ATI’s 4.75% Senior Notes due October 2027 (“4.75% Senior Notes”), $500 million of indebtedness associated with ATI’s 5.875% Senior Notes due June 2029 (“5.875% Senior Notes 2029”), $1,000 million of indebtedness associated with ATI’s 3.75% Senior Notes due January 2031 (“3.75% Senior Notes”) and $500 million of indebtedness associated with ATI's 5.875% Senior Notes 2033 (together with the 4.75% Senior Notes, 5.875% Senior Notes 2029 and 3.75% Senior Notes, the “Senior Notes”). Our short-term and long-term debt service liquidity requirements consist of $1 million of minimum required quarterly principal payments on ATI’s Term Loan through its maturity date of March 2031, $3 million of minimum required quarterly principal payments on ATI's Incremental Term Loan through its maturity date of January 2033 and periodic interest payments on ATI’s Term Loan, Incremental Term Loan, Revolving Credit Facility and the Senior Notes. There are no required quarterly principal payments on the Senior Notes. Our long-term debt service liquidity requirements also consist of the payment in full of any remaining principal balance of ATI’s Term Loan, Incremental Term Loan and Senior Notes and any borrowings under the Revolving Credit Facility, upon their respective maturity dates.

We made $1 million of principal payments on the Term Loan during each of the three months ended March 31, 2026 and 2025. Our ability to make payments on and refinance our indebtedness and to fund planned capital expenditures and growth initiatives will depend on our ability to generate cash in the future.

The Senior Secured Credit Facility provides for a $1,000 million Revolving Credit Facility, net of an allowance for up to $75 million in outstanding letter of credit commitments. As of March 31, 2026, we had $845 million available under the Revolving Credit Facility, net of $150 million of revolving loans outstanding and $5 million in letters of credit. If we have commitments outstanding on the Revolving Credit Facility at the end of a fiscal quarter, the Senior Secured Credit Facility requires us to maintain a specified maximum first lien net leverage ratio of 5.50x. Additionally, within the terms of the Senior Secured Credit Facility, a first lien net leverage ratio at or below 4.00x results in the elimination of excess cash flow payments on the Senior Secured Credit Facility for the applicable year. As of March 31, 2026, our first lien net leverage ratio was 1.29x. The Senior Secured Credit Facility also provides certain financial incentives based on our first lien net leverage ratio. A first lien net leverage ratio at or below 4.00x and above 3.50x results in a 25 basis point reduction to the applicable margin on the Revolving Credit Facility. A first lien net leverage ratio at or below 3.50x results in an additional 25 basis point reduction to the applicable margin on the Revolving Credit Facility. These reductions remain in effect as long as we achieve a first lien net leverage ratio at or below the related threshold. As of March 31, 2026, the all-in rate on the Revolving Credit Facility was 4.92%.

In addition, the Credit Agreement includes, among other things, customary restrictions (subject to certain exceptions) on our ability to incur certain indebtedness, grant certain liens, make certain investments, engage in acquisitions, consolidations and mergers, declare or pay certain dividends, and repurchase shares of our common stock. The indentures governing the Senior Notes contain negative covenants restricting or limiting our ability to, among other things, incur or guarantee additional indebtedness, incur liens, pay dividends on, redeem or repurchase our capital stock, make certain investments, permit payment or dividend restrictions on certain of our subsidiaries, sell assets, engage in certain transactions with affiliates, and consolidate or merge or sell all or substantially all of our assets. As of March 31, 2026, we were in compliance with all covenants under the Senior Secured Credit Facility and indentures governing the Senior Notes.

Our credit ratings and outlook are reviewed periodically by Moody’s Ratings (“Moody’s”) and Fitch Ratings, Inc. (“Fitch”). As of March 31, 2026, our credit ratings from both Moody's and Fitch are shown in the table below:

March 31, 2026
Credit Ratings	Moody's	Fitch
Corporate Credit	Ba1	BB+
Term Loan due 2031	Baa2	BBB-
4.75% Senior Notes, due 2027	Ba2	BB+
5.875% Senior Notes, due 2029	Ba2	BB+
3.75% Senior Notes, due 2031	Ba2	BB+
5.875% Senior Notes due 2033	Ba2	BB+
Incremental Term Loan, due 2033	Baa2	BBB-

On February 20, 2025, our Board of Directors authorized us to repurchase an additional $1,000 million of our common stock pursuant to our stock repurchase program (the "Repurchase Program"), bringing the total amount authorized pursuant to the Repurchase Program to $5,000 million. During the three months ended March 31, 2026, we repurchased $20 million of our common stock under the Repurchase Program. Substantially all of the repurchase transactions during the three months ended March 31, 2026 were settled in cash during the same period. As of March 31, 2026, we had approximately $1,171 million available under the Repurchase Program.

The following table shows our sources and uses of funds for the three months ended March 31, 2026 and 2025 (dollars in millions):

	Three Months Ended March 31,
Statements of Cash Flows Data	2026	2025
Cash flows provided by operating activities	$156	$181
Cash flows used for investing activities	$(2,616)	$(26)
Cash flows provided by (used for) financing activities	$1,280	$(184)

Generally, cash provided by operating activities has been adequate to fund our operations. We have significant liquidity, including $311 million of cash and cash equivalents and $845 million available under the Revolving Credit Facility, net of $150 million of revolving loans outstanding and $5 million of letters of credit, as of March 31, 2026. At this time, we believe cash provided by operating activities, cash and cash equivalents and borrowing capacity under the Revolving Credit Facility will be sufficient to meet our known and anticipated cash requirements for the next twelve months and thereafter.

Cash provided by operating activities

Operating activities for the three months ended March 31, 2026 generated $156 million of cash compared to $181 million for the three months ended March 31, 2025. The decrease was principally driven by higher working capital funding requirements, higher cash interest expense, increased payments for expenses related to the Acquisition and higher cash income taxes, partially offset by lower cash incentive compensation payments.

Cash used for investing activities

Investing activities for the three months ended March 31, 2026 used $2,616 million of cash compared to $26 million for the three months ended March 31, 2025. The increase was due to the Acquisition and increased capital expenditures.

Cash provided by (used for) financing activities

Financing activities for the three months ended March 31, 2026 provided $1,280 million of cash compared to using $184 million for the three months ended March 31, 2025. The change was principally driven by $1,200 of proceeds from the Incremental Term Loan, $150 million of borrowings on the Revolving Credit Facility net of repayments and $130 million of lower stock repurchases under the Repurchase Program.

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

Critical Accounting Estimates

A discussion of our critical accounting estimates is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on February 24, 2026. The preparation of the condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the applicable reporting period. Actual results could differ materially from these estimates. Changes in estimates are recorded in results of operations in the period that the events or circumstances giving rise to such changes occur. Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different estimates being reported for the three months ended March 31, 2026.

Recently Issued Accounting Pronouncements

See "Note C. Summary of Significant Accounting Policies” in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. The words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Although forward-looking statements reflect management’s good faith beliefs, reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements speak only as of the date the statements are made. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to: the significant costs we are expected to incur in connection with the integration of the Acquired Off-Highway Business; our ability to successfully integrate the Acquired Off-Highway Business and its operations in the expected time frame; our ability to realize all of the anticipated benefits from the integration of the Acquired Off-Highway Business and its operations and to effectively manage our expanded operations; our participation in markets that are competitive; our ability to prepare for, respond to and successfully achieve our objectives relating to technological and market developments, competitive threats and changing customer needs, including with respect to electric hybrid and fully electric commercial vehicles; increases in cost, disruption of supply or shortage of labor, freight, raw materials, energy or components used to manufacture or transport our products or those of our customers or suppliers, including as a result of geopolitical risks, natural disasters, extreme weather events, wars and public health crises such as pandemics; global economic volatility; general economic and industry conditions, including the risk of prolonged inflation and recession; labor strikes, work stoppages or similar labor disputes, which could significantly disrupt our operations or those of our principal customers or suppliers; the highly cyclical industries in which certain of our end users operate; uncertainty in the global regulatory and business environments in which we operate; the concentration of our net sales in our top five customers and the loss of any one of these customers; cybersecurity risks to our operational systems, security systems or infrastructure owned by us or our third-party vendors and suppliers; the failure of markets outside North America to increase adoption of fully automatic transmissions; the success of our research and development efforts, the outcome of which is uncertain; U.S. and foreign defense spending; risks associated with our international operations, including acts of war and increased trade protectionism and tariffs; the discovery of defects in our products, resulting in delays in new model launches, recall campaigns and/or increased warranty costs and reduction in future sales or damage to our brand and reputation; our ability to identify, consummate and effectively integrate acquisitions and collaborations; and risks related to our indebtedness.

Important factors that could cause actual results to differ materially from our expectations are disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on February 24, 2026 and Part II, Item 1A of this Quarterly Report on Form 10-Q. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other SEC filings or public communications. You should evaluate all forward-looking statements made in this Quarterly Report on Form 10-Q in the context of these risks and uncertainties.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk consists of changes in interest rates, foreign currency rate fluctuations and movements in commodity prices.

Interest Rate Risk

Our principal interest rate exposure relates to outstanding amounts under our Senior Secured Credit Facility. Our Senior Secured Credit Facility provides for variable rate borrowings of up to $2,553 million, including our $508 million Term Loan, $1,200 million Incremental Term Loan and $845 million available under our Revolving Credit Facility, net of $150 million of revolving loans outstanding and $5 million of letters of credit. A one-eighth percent increase or decrease in assumed interest rates for the Senior Secured Credit Facility, if fully drawn as of March 31, 2026, would have an impact of approximately $3 million on interest expense per year.

Exchange Rate Risk

We conduct business in various locations throughout the world and transact in numerous foreign currencies. As a result, we are exposed to volatility in our results of operations related to movements in foreign currency exchange rates. The U.S. dollar is our reporting currency, but the functional currencies of our foreign subsidiaries are primarily the local currency in the country of domicile or the currency in which the subsidiary conducts its operations. To help manage these transaction and translation exposures to exchange rate changes, we intend to utilize derivative financial instruments, including foreign currency forward contracts and cross-currency interest rate swaps. As appropriate, we will designate these derivative financial instruments as hedges that qualify for hedge accounting.

Commodity Price Risk

We are subject to changes in our cost of sales caused by movements in underlying commodity prices. As of March 31, 2026, approximately 72% of our cost of sales consisted of purchased components. A substantial portion of the purchased parts are made of aluminum, steel and iron. The cost of aluminum parts includes an adjustment factor on future purchases for fluctuations in aluminum prices based on accepted industry indices. In addition, a substantial amount of iron- and steel-based contracts also include an index-based component. As our costs change, we are able to pass through a portion of the changes in commodity prices to certain of our customers according to our LTAs. We historically have not entered into long-term purchase contracts related to the purchase of aluminum, steel or iron.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. As permitted by SEC guidance for newly acquired businesses, the evaluation did not include an assessment of those disclosure controls and procedures that are subsumed by, and did not include as assessment of internal control over financial reporting as it relates to, Allison Off-Highway, which was acquired on January 1, 2026.

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

Changes in Internal Control over Financial Reporting

Except as set forth below, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On January 1, 2026, we completed the Acquisition. As part of our ongoing integration of the Acquired Off-Highway Business, we are continuing to incorporate our controls and procedures and to augment our company-wide controls to reflect the risks inherent in an acquisition of this type. As permitted by the SEC guidance for newly acquired businesses, our report on our internal control over financial reporting in our Annual Report on Form 10-K for the year ending December 31, 2026, will include a scope exception that excludes Allison Off-Highway in order for management to have sufficient time to evaluate and implement our internal control structure over the operations of the business.

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

Item 1A. Risk Factors

There have been no material changes from our risk factors as previously reported in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on February 24, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information related to our repurchases of our common stock on a monthly basis during the three months ended March 31, 2026:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 – January 31, 2026	24,216	$99.14	24,216	$1,189,194,413
February 1 – February 28, 2026	12,025	$124.68	12,025	$1,187,695,117
March 1 – March 31, 2026	141,590	$116.52	141,590	$1,171,197,717
	177,831	$114.70	177,831

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

Item 5. Other Information

Insider Trading Arrangements

The following table sets forth information related to the Company's directors and officers who adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) ("Rule 10b5-1 trading arrangement") or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(c) of Regulation S-K, during the three months ended March 31, 2026:

				Trading Arrangement
Name	Title	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares to be Sold	Expiration Date
Eric C Scroggins	Chief Legal Officer and Assistant Secretary	Adopted	3/10/2026	X		3,480	6/9/2027

* Intended to satisfy the affirmative defense of Rule 10b5-1(c)

** Not intended to satisfy the affirmative defense of Rule 10b5-1(c)

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Description

10.1

Amendment No. 5 to Credit Agreement, dated as of January 2, 2026, among Allison Transmission, Inc., Allison Transmission Holdings, Inc., Citibank, N.A., as administrative agent, and certain lenders and letter of credit issuers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 2, 2026)

10.2

Service Agreement, between Data UK Driveshaft Limited and Craig Price, dated as of January 12, 2026 (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2025 filed February 24, 2026)

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

101.INS	Inline XBRL Instance Document (filed herewith)

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document (filed herewith)

104	Cover Page Interactive Data File – The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL and contained in Exhibit 101

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

ALLISON TRANSMISSION HOLDINGS, INC.

Date: May 7, 2026	By:	/s/ David S. Graziosi

		Name:	David S. Graziosi
		Title:	Chair, President and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2026	By:	/s/ Scott Mell

		Name:	Scott Mell
		Title:	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)