Form 10-Q
period 2026-06-30
Allison Transmission Holdings Inc
filed 2026-08-05
CIK 1411207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 22, 2026, there were 82,578,038 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Allison Transmission Holdings, Inc.

Condensed Consolidated Balance Sheets

(unaudited, dollars in millions, except share and per share data)

	June 30, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$399	$1,495
Accounts receivable – net of allowance for doubtful accounts of $6 and $1, respectively	911	333
Inventories	840	316
Other current assets	239	89
Total Current Assets	2,389	2,233
Property, plant and equipment, net	1,660	862
Intangible assets, net	1,607	794
Goodwill	2,812	2,075
Other non-current assets	249	118
TOTAL ASSETS	$8,717	$6,082
LIABILITIES
Current Liabilities
Accounts payable	$806	$190
Product warranty liability	65	34
Current portion of long-term debt	20	5
Deferred revenue	73	34
Other current liabilities	358	197
Total Current Liabilities	1,322	460
Product warranty liability	63	50
Deferred revenue	105	103
Long-term debt	4,094	2,885
Deferred income taxes	839	557
Other non-current liabilities	315	160
TOTAL LIABILITIES	6,738	$4,215
Commitments and contingencies (see Note Q)
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 1,880,000,000 shares authorized, 82,665,641 shares issued and outstanding and 82,828,704 shares issued and outstanding, respectively	1	1
Non-voting common stock, $0.01 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Paid in capital	1,973	1,960
Retained earnings (accumulated deficit)	139	(38)
Accumulated other comprehensive loss, net of tax	(134)	(56)
TOTAL STOCKHOLDERS’ EQUITY	1,979	1,867
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$8,717	$6,082

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited, dollars in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	$1,566	$814	$2,972	$1,580
Cost of sales	1,051	411	2,051	799
Gross profit	515	403	921	781
Selling, general and administrative	168	104	325	191
Engineering — research and development	56	43	110	85
Operating income	291	256	486	505
Interest expense, net	(54)	(22)	(115)	(43)
Other (expense) income, net	(9)	8	(11)	13
Income before income taxes	228	242	360	475
Income tax expense	(47)	(47)	(67)	(88)
Net income	181	$195	293	$387
Basic earnings per share attributable to common stockholders	$2.18	$2.32	$3.53	$4.55
Diluted earnings per share attributable to common stockholders	$2.15	$2.29	$3.49	$4.50
Comprehensive income, net of tax	$136	$205	$215	$401

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited, dollars in millions)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$293	$387
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	121	57
Amortization expense	44	3
Stock-based compensation	17	14
Unrealized loss (gain) on marketable securities	9	(8)
Amortization of deferred financing fees	9	—
Inventory obsolescence	7	3
Deferred income taxes	(3)	(3)
Other	1	1
Changes in operating assets and liabilities, net of effects of the Acquisition
Accounts receivable	(236)	(8)
Inventories	34	(23)
Accounts payable	212	8
Other assets and liabilities	(40)	(66)
Net cash provided by operating activities	468	365
CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisition, net of cash acquired	(2,529)	—
Additions of long-lived assets	(84)	(57)
Proceeds from cross currency swaps	4	—
Payments on cross currency swaps	(4)	—
Investment in equities without a readily determinable fair value	(2)	—
Investment in equity method investee	(1)	(2)
Net cash used for investing activities	(2,616)	(59)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt	1,200	—
Proceeds from revolving credit facility	300	—
Payments on revolving credit facility	(300)	—
Repurchases of common stock	(66)	(255)
Dividend payments	(49)	(46)
Debt financing fees	(19)	(5)
Taxes paid related to net share settlement of equity awards	(15)	(15)
Proceeds from exercise of stock options	11	7
Payments on long-term debt	(6)	(2)
Net cash provided by (used for) financing activities	1,056	(316)
Effect of exchange rate changes on cash	(4)	7
Net decrease in cash and cash equivalents	(1,096)	(3)
Cash and cash equivalents at beginning of period	1,495	781
Cash and cash equivalents at end of period	$399	$778
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$(107)	$(60)
Income taxes paid	$(95)	$(95)
Interest received from interest rate swaps	$—	$4
Non-cash investing activities:
Capital expenditures in liabilities	$26	$17

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited, dollars in millions)

	Three Months Ended
	Common Stock	Non-voting Common Stock	Preferred Stock	Paid-in Capital	Retained earnings (accumulated deficit)	Accumulated Other Comprehensive (Loss) Income, net of tax	Stockholders' Equity
Balance at March 31, 2025	$1	$—	$—	$1,937	$(226)	$(47)	$1,665
Stock-based compensation	—	—	—	8	—	—	8
Pension and OPEB liability adjustment	—	—	—	—	—	(2)	(2)
Foreign currency translation adjustment	—	—	—	—	—	13	13
Interest rate swaps	—	—	—	—	—	(1)	(1)
Issuance of common stock	—	—	—	1	—	—	1
Repurchase of common stock	—	—	—	—	(104)	—	(104)
Dividends on common stock ($0.27 per share)	—	—	—	—	(22)	—	(22)
Net income	—	—	—	—	195	—	195
Balance at June 30, 2025	$1	$—	$—	$1,946	$(157)	$(37)	$1,753
Balance at March 31, 2026	$1	$—	$—	$1,962	$29	$(89)	$1,903
Stock-based compensation	—	—	—	10	—	—	10
Pension and OPEB liability adjustment	—	—	—	—	—	(1)	(1)
Foreign currency translation adjustment	—	—	—	—	—	(44)	(44)
Issuance of common stock	—	—	—	1	—	—	1
Repurchase of common stock	—	—	—	—	(47)	—	(47)
Dividends on common stock ($0.29 per share)	—	—	—	—	(24)	—	(24)
Net income	—	—	—	—	181	—	181
Balance at June 30, 2026	$1	$—	$—	$1,973	$139	$(134)	$1,979

The accompanying notes are an integral part of the condensed consolidated financial statements.

	Six Months Ended
	Common Stock	Non-voting Common Stock	Preferred Stock	Paid-in Capital	Retained earnings (accumulated deficit)	Accumulated Other Comprehensive (Loss) Income, net of tax	Stockholders' Equity
Balance at December 31, 2024	$1	$—	$—	$1,940	$(239)	$(51)	$1,651
Stock-based compensation	—	—	—	14	—	—	14
Pension and OPEB liability adjustment	—	—	—	—	—	(3)	(3)
Foreign currency translation adjustment	—	—	—	—	—	19	19
Interest rate swaps	—	—	—	—	—	(2)	(2)
Issuance of common stock	—	—	—	(8)	—	—	(8)
Repurchase of common stock	—	—	—	—	(259)	—	(259)
Dividends on common stock ($0.54 per share)	—	—	—	—	(46)	—	(46)
Net income	—	—	—	—	387	—	387
Balance at June 30, 2025	$1	$—	$—	$1,946	$(157)	$(37)	$1,753
Balance at December 31, 2025	$1	$—	$—	$1,960	$(38)	$(56)	$1,867
Stock-based compensation	—	—	—	17	—	—	17
Pension and OPEB liability adjustment	—	—	—	—	—	(2)	(2)
Foreign currency translation adjustment	—	—	—	—	—	(76)	(76)
Issuance of common stock	—	—	—	(4)	—	—	(4)
Repurchase of common stock	—	—	—	—	(67)	—	(67)
Dividends on common stock ($0.58 per share)	—	—	—	—	(49)	—	(49)
Net income	—	—	—	—	293	—	293
Balance at June 30, 2026	$1	$—	$—	$1,973	$139	$(134)	$1,979

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

On January 1, 2026 (the "Closing Date"), the Company completed the acquisition of Dana Incorporated's ("Dana") off-highway business (the "Acquired Off-Highway Business”) for a purchase price of approximately $2,628 million (the "Acquisition"). As a result of the Acquisition, the Company now offers an expanded portfolio of drivetrain, motion and propulsion solutions, providing complementary product breadth and an enhanced ability to support global customers across multiple end markets. The Acquired Off-Highway Business has historically served end markets with demand characteristics that differ from Allison's traditional on-highway markets, contributing to a more diversified portfolio.

Following the Acquisition, the Company continues to operate under the Allison name, but its operations are now comprised of two operating and reportable segments: Allison Transmission and Allison Off-Highway. Segment leadership is located globally, reflecting the international nature of the Company's operations and the importance of local market insights, sourcing, production and customer support. All prior period reportable segment information has been reclassified to conform to the current presentation. For additional discussion regarding the Company's segments, including the changes made, see “Note T. Segment Information.”

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

NOTE B. ACQUISITION

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

The Allison Off-Highway business is a leading provider of drivetrain and propulsion solutions. For segment reporting purposes, the Acquired Off-Highway Business comprises the entire Allison Off-Highway segment. The Company accounted for the Acquisition in accordance with authoritative accounting guidance on business combinations. The results of Allison Off-Highway have been included in the Company’s Condensed Consolidated Financial Statements from the Closing Date. See "Note T. Segment Information” for more details regarding Allison Off-Highway's results.

On January 1, 2026, the Company transferred $2,664 million of cash consideration to Dana based on the preliminary closing statement, of which $2 million was attributed to the effective settlement of the pre-existing accounts payable balance. The cash portion of the purchase price was subject to adjustment based upon the final calculation of the acquired cash, indebtedness and working capital, as defined by the Stock Purchase Agreement, as amended, with Dana, as of the Closing Date. During the six months ended June 30, 2026, the Company recorded a subsequent $34 million decrease to the purchase price and received a cash payment from Dana of $34 million to reflect the net deficiency in cash, indebtedness and working capital, resulting in a final purchase price of $2,628 million.

Assets acquired and liabilities assumed are recognized at their respective fair values as of the Closing Date. The process of estimating the fair values of certain tangible assets, identifiable intangible assets and assumed liabilities requires the use of judgment in determining the appropriate assumptions and estimates. The following table presents the preliminary purchase price allocation, including adjustments made during the quarter (measurement period adjustments) with corresponding changes to goodwill (dollars in millions):

	As of January 1, 2026 (as previously reported)	Measurement Period Adjustments (a)	As of January 1, 2026 (as adjusted)
Assets acquired:
Current Assets
Cash and cash equivalents	$101	-	$101
Accounts receivable	362	-	362
Inventories	577	-	577
Other current assets	115	-	115
Total Current Assets	1,155	-	1,155
Property, plant and equipment	843	24	867
Intangible assets	930	(54)	876
Goodwill	763	(8)	755
Other non-current assets	96	36	132
Total Assets Acquired	3,787	(2)	3,785
Liabilities Assumed:
Current Liabilities
Accounts payable	415	-	415
Product warranty liability	38	-	38
Current portion of long-term debt	3	-	3
Deferred revenue	31	-	31
Other current liabilities	185	-	185
Total Current Liabilities	672	-	672
Deferred income taxes	300	(2)	298
Finance lease liabilities	34	-	34
Other non-current liabilities	153	-	153
Total Liabilities	$1,159	(2)	$1,157
Total purchase price consideration	2,628	-	2,628

(a)
The changes in the estimated fair values are primarily to better reflect market participant assumptions about facts and circumstances existing as of the acquisition date. The measurement period adjustments resulted in an $8 million net decrease to goodwill and did not have a material impact on the Company's earnings. The measurement period adjustments did not result from intervening events subsequent to the acquisition date.

The preliminary fair values of the assets acquired and liabilities assumed in the Acquisition are subject to further change as the Company performs additional reviews of the assumptions utilized and as additional information related to the fair values of assets acquired, liabilities assumed, and tax implications thereon is assessed during the measurement period (up to one year from the Closing Date). Any such further adjustments will be accounted for prospectively. The final purchase accounting will be completed within the one-year measurement period following the Closing Date of the Acquisition.

The Company measured contract assets and contract liabilities acquired by applying the revenue recognition principles in Financial Accounting Standards Board ("FASB") authoritative guidance on revenue from contracts with customers. Consequently, contract liabilities recorded as of the Closing Date represent the transaction price allocated to unsatisfied performance obligations.

As of the Closing Date, contract liabilities totaling $31 million and no material contract assets were recognized as part of the Acquisition purchase price allocation. These amounts approximate those recognized by Dana prior to the Acquisition, reflecting the Company’s application of the related FASB authoritative guidance.

Goodwill represents the excess of the fair value of consideration transferred over the fair values of assets acquired and liabilities assumed. An estimated $81 million of goodwill is expected to be deductible for income tax purposes. The allocation of goodwill to reporting units has not been completed as of June 30, 2026. The goodwill recognized is primarily attributable to expected future economic benefits, including the value of the assembled workforce, anticipated customer demand, continued development of acquired technologies, and operational synergies from the integration with Allison Transmission.

The estimated fair values of the identifiable intangible assets acquired (all considered Level 3 measurements), their weighted-average useful lives, the related valuation methodology and key assumptions are as follows (dollars in millions):

	Fair Value	Weighted-average estimated useful life (in years)	Valuation Methodology	Key Assumptions
Customer relationships	$513	19 years	Multi-period excess earnings	Revenue growth rates, estimated earnings, discount rate, customer attrition rates
Trade names	128	8 years	Relief-from-royalty	Revenue growth rates, royalty rates, discount rate
Developed technology	235	6 years	Relief-from-royalty	Revenue growth rates, royalty rates, discount rate, obsolescence factors
Total identified intangible assets acquired	$876

Included in the Company's results for the three and six months ended June 30, 2026 were net sales of $706 million and $1,379 million, respectively, and $47 million and $26 million, respectively, of operating profit related to Allison Off-Highway. The Company recognized $9 million and $26 million of Acquisition-related expenses during the three and six months ended June 30, 2026, respectively, and $15 million and $24 million during the three and six months ended June 30, 2025, respectively, which were recorded in Selling, general and administrative in the Company's Condensed Consolidated Statements of Comprehensive Income and primarily consisted of consulting and legal fees.

Supplemental Pro-Forma Information (unaudited)

The following table presents supplemental pro-forma information for the three and six months ended June 30, 2026 as if the Acquisition had occurred on January 1, 2025. These amounts have been calculated after applying the Company's accounting policies and are based upon currently available information. The primary adjustments reflected in the pro-forma results relate to increased interest expense for debt used to fund the Acquisition, inclusion of Acquisition-related costs and the impact of purchase accounting adjustments primarily related to amortization of intangibles, depreciation of fixed assets and inventory step-up. Pre-Acquisition net sales and net income amounts for the Acquisition were derived from the books and records of the Acquired Off-Highway Business prepared prior to the Acquisition, are presented for informational purposes only and do not purport to be indicative of the results of future operations or of the results that would have been achieved had the Acquired Off-Highway Business been combined with the Company during the pre-Acquisition period presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	$1,566	$1,475	$2,972	$2,842
Net income	$189	$194	$371	$283

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

The Company recorded no material adjustments based on variable consideration during any of the three or six months ended June 30, 2026 or 2025.

Payment terms with our customers are established based on an assessment of the customer's credit worthiness and industry and regional practices and generally do not exceed 180 days. For certain goods or services, the Company receives consideration prior to satisfying the related performance obligation. Such consideration is recorded as a contract liability in current and non-current deferred revenue as of June 30, 2026 and December 31, 2025. See "Note K. Deferred Revenue” for more information, including the amount of revenue earned during each of the three and six months ended June 30, 2026 and 2025 that had been previously deferred. The Company had no material contract assets as of either June 30, 2026 or December 31, 2025.

The following presents revenue from the Company's two reportable segments, Allison Transmission and Allison Off-Highway, disaggregated by each segment and its respective end markets that best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Allison Transmission
North America On-Highway	$430	$417	$805	$852
Outside North America On-Highway	132	142	242	254
Global Off-Highway	22	16	30	34
Defense	99	63	186	116
Service Parts, Support Equipment and Other	177	176	330	324
Total Allison Transmission	860	814	1,593	1,580
Allison Off-Highway
Construction & Material Handling	249	—	476	—
Agriculture	152	—	306	—
Industrial	99	—	189	—
Mining	54	—	104	—
Service Parts, Specialty & Other	152	—	304	—
Total Allison Off-Highway	706	—	1,379	—
Total Net Sales	$1,566	$814	$2,972	$1,580

NOTE E. INVENTORIES

Inventories consisted of the following components (dollars in millions):

	June 30, 2026	December 31, 2025
Purchased parts and raw materials	$327	$168
Work in progress	241	19
Finished goods and service parts	272	129
Total inventories	$840	$316

Inventory components shipped to third parties, primarily cores, parts to re-manufacturers, and parts to contract manufacturers, which the Company has an obligation to buy back, are included in Purchased parts and raw materials, with an offsetting liability in Other current liabilities. See "Note M. Other Current Liabilities” for more information.

NOTE F. GOODWILL AND OTHER INTANGIBLE ASSETS

As of June 30, 2026 and December 31, 2025, the carrying value of the Company’s Goodwill was $2,812 million and $2,075 million, respectively. The following presents a summary of the changes in the carrying amount of Goodwill (dollars in millions):

Goodwill
Balance at December 31, 2025	$2,075
Acquired Off-Highway business(1)	755
Foreign currency translation	(18)
Net current period impact to goodwill	737
Balance at June 30, 2026	$2,812

(1) The allocation of goodwill to reporting units as of June 30, 2026 is preliminary and will be finalized upon finalization of purchase price accounting.

The following presents a summary of other intangible assets (dollars in millions):

	June 30, 2026			December 31, 2025
	Intangible assets, gross	Accumulated amortization	Intangible assets, net	Intangible assets, gross	Accumulated amortization	Intangible assets, net
Other intangible assets:
Trade name - indefinite-lived	$790	$—	$790	$790	$—	$790
Trade name - definite-lived	125	(6)	119	1	—	1
Customer relationships — commercial	1,338	(852)	486	839	(839)	—
Proprietary technology	719	(507)	212	484	(481)	3
Total	$2,972	$(1,365)	$1,607	$2,114	$(1,320)	$794

Amortization expense related to other intangible assets for the next five fiscal years is expected to be (dollars in millions):

	2027	2028	2029	2030	2031	Thereafter
Amortization expense	$82	$82	$81	$81	$81	$369

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

Level 3 — Certain inputs are unobservable or have little or no market data available. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At each balance sheet date, the Company performs an analysis of all instruments subject to authoritative accounting guidance and includes, in Level 3, all of those whose fair value is based on significant unobservable inputs. As of June 30, 2026 and December 31, 2025, the Company did not have any Level 3 financial assets or liabilities.

The following table summarizes the Company’s financial assets and (liabilities) measured at fair value as of June 30, 2026 and December 31, 2025 (dollars in millions):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		TOTAL
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Cash equivalents	$31	$134	$—	$—	$31	$134
Marketable securities	16	24	—	—	16	24
Rabbi trust assets	25	24	—	—	25	24
Deferred compensation obligation	(25)	(24)	—	—	(25)	(24)
Derivative assets	—	—	11	—	11	—
Derivative liabilities	—	—	(18)	—	(18)	—
Debt securities	—	—	3	3	3	3
Total	$47	$158	$(4)	$3	$43	$161

The Company’s valuation techniques used to calculate the fair value of cash equivalents, marketable securities, assets held in the rabbi trust and the deferred compensation obligation represent a market approach in active markets for identical assets that qualify as Level 1 in the fair value hierarchy. A description of the Company’s Level 1 assets and liabilities is as follows:

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

A description of the Company’s Level 2 assets and liabilities is as follows:

•
Derivative assets and liabilities consist of cross-currency swaps designated as hedging instruments against a net investment in the Company's euro-functional subsidiaries. The Company measures the fair value of its cross-currency swaps using discounted cash flow calculations based upon observable forward interest-rate yield curves. See "Note H. Derivatives" for more information regarding the Company's cross-currency swaps.
•
Debt securities are classified as available-for-sale and qualify as Level 2 in the fair value hierarchy.

The Company holds equity securities in unconsolidated entities without a readily determinable fair value. Each of these investments represents a less than 20% ownership interest in the respective privately-held entity, and the Company does not maintain significant influence over or control of any of the entities. The Company has elected the measurement alternative and measures the investments at cost, less any impairment, plus or minus adjustments related to observable price changes in orderly transactions for identical or similar investments of the same issuer. These equity investments are recorded in Other non-current assets in the Condensed Consolidated Balance Sheets, with changes in the value recorded in Other (expense) income, net in the Condensed Consolidated Statements of Comprehensive Income. As of June 30, 2026 and December 31, 2025, the Company held equity securities without a readily determinable fair value of $10 million and $8 million, respectively. During the three and six months ended June 30, 2026, no impairment charges or adjustments resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer occurred for any of these investments.

NOTE H. DERIVATIVES

The Company has global operations and utilizes derivative instruments to reduce its foreign exchange risk. As of June 30, 2026, the Company held cross-currency swap contracts that, in the aggregate, effectively hedge $1,000 million of the euro exposure associated with the Company's net investment in its euro-functional subsidiaries and expire over a seven-year period. The cross-currency swaps are a portfolio of designated hedging instruments that qualify for hedge accounting under the net investment hedge model using the spot method. Fair value adjustments of the Company's cross-currency swaps are recorded as foreign currency translation, a component of Accumulated other comprehensive loss, net of tax (“AOCL”), in the Condensed Consolidated Balance Sheets. Under the spot method, the hedge effectiveness is based solely on the changes in the spot foreign exchange rates, and it excludes the interest rate differential of the receive-fixed, pay-fixed cross-currency swaps. The effective portion is recorded in AOCL and will remain in AOCL until the corresponding net investments are sold or substantially liquidated. The excluded portion, the interest rate differential, is amortized into earnings using a systematic and rational method over the life of the derivative instrument.

During the six months ended June 30, 2026, the Company received $4 million and paid $4 million of cash interest rate settlements. The Company records these interest rate settlements as investing activities based on the nature of the derivative itself.

During each of the three and six months ended June 30, 2026, the Company reclassified $1 million of cross-currency swap interest rate settlement gains from AOCL into Interest expense, net. See "Note G. Fair Value of Financial Instruments” for information regarding the fair value of the Company’s cross-currency swaps.

The following tabular disclosures further describe the Company’s cross-currency swap derivatives qualifying and designated for hedge accounting and their impact on the financial condition of the Company (dollars in millions):

		Fair Value
	Balance Sheet Location	June 30, 2026	December 31, 2025
Derivative Assets:
Cross-currency swaps	Other current assets	$11	$—

Derivative Liabilities:
Cross-currency swaps	Other non-current liabilities	$18	$—

The balance of net derivative losses recorded in AOCL as of June 30, 2026 was $6 million and none as of December 31, 2025. See "Note P. Accumulated Other Comprehensive Loss” for information regarding activity recorded as a component of AOCL during the three and six months ended June 30, 2026 and 2025.

NOTE I. DEBT

Long-term debt and maturities are as follows (dollars in millions):

	June 30, 2026	December 31, 2025
Long-term debt:
Senior Notes, fixed 4.75%, due 2027	$400	$400
Senior Notes, fixed 5.875%, due 2029	500	500
Senior Notes, fixed 3.75%, due 2031	1,000	1,000
Senior Secured Credit Facility Term Loan, variable, due 2031	506	509
Senior Notes, fixed 5.875%, due 2033	500	500
Senior Secured Credit Facility Term Loan, variable, due 2033	1,197	—
Finance lease liabilities	37	—
Total long-term debt	$4,140	$2,909
Less: current maturities of long-term debt	20	5
Deferred financing costs, net	26	19
Total long-term debt, net	$4,094	$2,885

As of June 30, 2026, the Company had $4,140 million of indebtedness associated with ATI's 4.75% Senior Notes due October 2027 (“4.75% Senior Notes 2027”), ATI’s 5.875% Senior Notes due June 2029 (“5.875% Senior Notes 2029”), ATI’s 3.75% Senior Notes due January 2031 (“3.75% Senior Notes 2031”), ATI's 5.875% Senior Notes due December 2033 ("5.875% Senior Notes 2033" and, together with the 4.75% Senior Notes 2027, 5.875% Senior Notes 2029 and 3.75% Senior Notes 2031, the “Senior Notes”), the Second Amended and Restated Credit Agreement dated as of March 29, 2019, as amended (the “Credit Agreement”), governing ATI’s term loan facility in the amount of $506 million due March 2031 (“Term Loan”), ATI's incremental term loan in the amount of $1,197 million due January 2033 ("Incremental Term Loan"), ATI’s revolving credit facility with commitments in the amount of $1,000 million due January 2031 (the "Revolving Credit Facility" and, together with the Term Loan and Incremental Term Loan, the “Senior Secured Credit Facility”) and the Company's finance lease liabilities.

The fair value of the Company’s long-term debt obligations as of June 30, 2026 was $4,065 million. The fair value is based on quoted Level 2 market prices of the Company’s debt as of June 30, 2026. The difference between the fair value and carrying value of the long-term debt is driven primarily by trends in the financial markets.

Senior Secured Credit Facility

In January 2026, the Company and ATI entered into Amendment No. 5 ("Amendment No. 5") to the Credit Agreement to increase the commitments under the existing Revolving Credit Facility from $750 million to $1,000 million and provide for the Incremental Term Loan in an aggregate principal amount equal to $1,200 million, which matures on January 2, 2033 with a springing maturity to the maturity date of the Term Loan in the event the Term Loan matures on any date prior to January 2, 2033. With the exception of the items noted above, the terms of the Revolving Credit Facility were materially the same as they were prior to Amendment No. 5. The amendment to increase the commitments under the existing Revolving Credit Facility was treated as a modification under GAAP and the Incremental Term Loan was treated as new debt. The Company recorded $3 million and $12 million of deferred financing fees in the Condensed Consolidated Balance Sheet in the first quarter of 2026 associated with the amendment to increase the commitments under the existing Revolving Credit Facility and provide for the Incremental Term Loan, respectively.

In June 2026, the Company and ATI entered into Amendment No. 6 ("Amendment No. 6") to the Credit Agreement to lower the applicable margin on the Term Loan by 0.25%. Amendment No. 6 was treated as a modification to the Term Loan under GAAP.

The borrowings under the Senior Secured Credit Facility are collateralized by a lien on substantially all assets of the Company, ATI and certain existing and future U.S. subsidiary guarantors, as provided in the Credit

Agreement. Interest on the Incremental Term Loan, as of June 30, 2026, is either (a) 1.75% over a SOFR rate on deposits in U.S. dollars for one-, three- or six-month periods (or a twelve-month period if, at the time of the borrowing, consented to by all relevant lenders and the administrative agent) ("Term SOFR"), or (b) 0.75% over the greater of the prime lending rate as quoted by the administrative agent, the Term SOFR rate for an interest period of one month plus 1.00% and the federal funds effective rate published by the Federal Reserve Bank of New York plus 0.50%, subject to a 1.00% floor (the "Base Rate"). As of June 30, 2026, the Company elected to pay the lowest all-in rate of Term SOFR plus the applicable margin, or 5.38%, on the Incremental Term Loan.

Interest on the Term Loan, as of June 30, 2026, is either (a) 1.50% over the Term SOFR rate, or (b) 0.50% over the Base Rate. As of June 30, 2026, the Company elected to pay the lowest all-in rate of Term SOFR plus the applicable margin, or 5.12%, on the Term Loan.

The Credit Agreement requires minimum quarterly principal payments on the Term Loan and Incremental Term Loan, as well as prepayments from certain net cash proceeds of non-ordinary course asset sales and casualty and condemnation events, the incurrence of certain debt and from a percentage of excess cash flow, if applicable. The minimum required quarterly principal payment on the Term Loan through its maturity date of March 2031 is $1 million and the minimum required quarterly payment on the Incremental Term Loan through its maturity date of January 2033 is $3 million. As of June 30, 2026, there had been no payments required for certain net cash proceeds of non-ordinary course asset sales and casualty and condemnation events. The remaining principal balances are due upon maturity of the Term Loan and the Incremental Term Loan.

The Senior Secured Credit Facility also provides a Revolving Credit Facility, net of an allowance for up to $75 million in outstanding letters of credit commitments. During the six months ended June 30, 2026, the Company withdrew $300 million to partially fund the Acquisition and fully repaid the outstanding balance on the Revolving Credit Facility. The maximum amount outstanding at any time during the six months ended June 30, 2026 was $300 million. As of June 30, 2026, the Company had $995 million available under the Revolving Credit Facility, net of $5 million in letters of credit. Borrowings under the Revolving Credit Facility bear interest at a variable base rate plus an applicable margin based on the Company’s first lien net leverage ratio. When the Company’s first lien net leverage ratio is above 4.00x, interest on the Revolving Credit Facility is (a) 0.75% over the Base Rate or (b) 1.75% over the Term SOFR rate; when the Company’s first lien net leverage ratio is equal to or less than 4.00x and above 3.50x, interest on the Revolving Credit Facility is (i) 0.50% over the Base Rate or (ii) 1.50% over the Term SOFR rate; and when the Company’s first lien net leverage ratio is equal to or below 3.50x, interest on the Revolving Credit Facility is (y) 0.25% over the Base Rate or (z) 1.25% over the Term SOFR rate. In addition, there is an annual commitment fee, based on the Company’s first lien net leverage ratio, on the average unused revolving credit borrowings available under the Revolving Credit Facility. As of June 30, 2026, the commitment fee was 0.25%. Borrowings under the Revolving Credit Facility are payable at the option of the Company throughout the term of the Revolving Credit Facility with the balance due in January 2031.

The Senior Secured Credit Facility requires the Company to maintain a specified maximum first lien net leverage ratio of 5.50x when revolving loan commitments remain outstanding on the Revolving Credit Facility at the end of a fiscal quarter. As of June 30, 2026, the Company was in compliance with the maximum first lien net leverage ratio, achieving a 1.01x ratio. Additionally, within the terms of the Senior Secured Credit Facility, a first lien net leverage ratio at or below 4.00x results in the elimination of excess cash flow payments on the Senior Secured Credit Facility for the applicable year.

In addition, the Credit Agreement, among other things, includes customary restrictions (subject to certain exceptions) on the Company’s ability to incur certain indebtedness, grant certain liens, make certain investments, engage in acquisitions, consolidations and mergers, declare or pay certain dividends or repurchase shares of the Company’s common stock. As of June 30, 2026, the Company was in compliance with all covenants under the Credit Agreement.

Senior Notes

Each series of the Senior Notes is unsecured and is guaranteed by each of ATI’s domestic subsidiaries that is a borrower under or guarantees the Senior Secured Credit Facility and is unconditionally guaranteed, jointly and severally, by any of ATI’s future domestic subsidiaries that are borrowers under or guarantee the Senior Secured Credit Facility. None of ATI’s domestic subsidiaries currently guarantee its obligations under the Senior Secured Credit Facility, and therefore none of ATI’s domestic subsidiaries currently guarantee any series of the Senior Notes. The indentures governing the Senior Notes contain negative covenants restricting or limiting the Company’s ability to, among other things: incur or guarantee additional indebtedness, incur liens, pay dividends on, redeem or repurchase the Company’s capital stock, make certain investments, permit payment or dividend restrictions on certain of the Company’s subsidiaries, sell assets, engage in certain transactions with affiliates, and consolidate or merge or sell all or substantially all of the Company’s assets. As of June 30, 2026, the Company was in compliance with all covenants under the indentures governing the Senior Notes.

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

NOTE J. PRODUCT WARRANTY LIABILITIES

As of June 30, 2026, current and non-current product warranty liabilities were $65 million and $63 million, respectively. As of June 30, 2025, current and non-current product warranty liabilities were $32 million and $47 million, respectively.

Product warranty liability activities consisted of the following (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Beginning balance	$121	$73	$84	$67
Acquired warranty liabilities	—	—	38	—
Increase in liability (warranty issued during period)	14	8	27	17
Payments	(11)	(9)	(25)	(18)
Net adjustments to liability	4	7	4	13
Ending balance	$128	$79	$128	$79

NOTE K. DEFERRED REVENUE

As of June 30, 2026, current and non-current deferred revenue were $73 million and $105 million, respectively. As of June 30, 2025, current and non-current deferred revenue were $36 million and $100 million, respectively.

Deferred revenue activity consisted of the following (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Beginning balance	$179	$136	$137	$136
Increases	19	16	47	27
Revenue earned	(20)	(16)	(37)	(27)
Acquired deferred revenue	—	—	31	—
Ending balance	$178	$136	$178	$136

Deferred revenue recorded in current and non-current liabilities related to ETC as of June 30, 2026 was $33 million and $102 million, respectively. Deferred revenue recorded in current and non-current liabilities related to ETC as of June 30, 2025 was $29 million and $100 million, respectively.

NOTE L. LEASES

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

ROU assets are calculated as the related lease liability adjusted for lease incentives, any initial direct costs, prepayments and the effect of escalating lease payments on period expense. During the six months ended June 30, 2026, the Company recorded $72 million and $38 million of new ROU assets obtained in exchange for operating lease obligations and financing lease obligations, respectively, of which $53 million of the operating leases and $35 million of the finance leases were acquired in the Acquisition. The Company also acquired a below market lease in the Acquisition, resulting in the recognition of a favorable lease asset of $36 million. During the six months ended June 30, 2025, the Company recorded $1 million of new ROU assets obtained in exchange for operating lease obligations and no financing lease obligations.

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

The balances for the operating and finance leases where the Company is the lessee are presented as follows within the Company’s Condensed Consolidated Balance Sheets (dollars in millions):

	June 30, 2026	December 31, 2025
Operating leases:
Other non-current assets	$113	$18

Other current liabilities	$15	$5
Other non-current liabilities	65	13
Total operating lease liabilities	$80	$18

Finance leases:
Property, plant and equipment, net	$34	$—

Current portion of long-term debt	$3	$—
Long-term debt	34	$—
Total finance lease liabilities	$37	$—

The components of lease expense were as follows within the Company’s Condensed Consolidated Statements of Comprehensive Income (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease expense:
Operating lease expense	$5	$1	$10	$3

Finance lease expense:
Amortization of leased assets	$1	$—	$2	$—
Total lease expense	$6	$1	$12	$3

Other information related to leases where the Company is the lessee was as follows:

	June 30, 2026	December 31, 2025
Weighted-average remaining lease term (in years):
Operating leases	8.7	4.8
Finance leases	16.5	N/A

Weighted-average discount rate:
Operating leases	6.44%	4.86%
Finance leases	3.27%	N/A

The following table reconciles future undiscounted cash flows for operating leases and financing leases to total lease liabilities as of June 30, 2026 (dollars in millions):

	Operating Leases	Finance Leases
For the remainder of 2026	$10	$2
2027	17	4
2028	15	4
2029	9	4
2030	8	3
Thereafter	50	31
Total lease payments	109	48
Less: Interest	29	11
Present value of lease liabilities	80	37
Less: Current portion	15	3
Long-term portion of lease obligations	$65	$34

NOTE M. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following (dollars in millions):

	June 30, 2026	December 31, 2025
Payroll and related costs	$169	$34
Sales incentives	64	47
Accrued interest payable	30	28
Taxes payable	28	21
Vendor buyback obligation	19	21
Other accruals	48	46
Total	$358	$197

NOTE N. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost (credit) consisted of the following (dollars in millions):

	Pension Plans		Post-retirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2026	2025	2026	2025
Net periodic benefit cost (credit):
Service cost	$1	$1	$—	$—
Interest cost	4	2	1	1
Expected return on assets	(4)	(2)	—	—
Prior service credit	—	—	—	(1)
Recognized actuarial gain	—	—	—	(1)
Net periodic benefit cost (credit)	$1	$1	$1	$(1)

	Pension Plans		Post-retirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net periodic benefit cost (credit):
Service cost	$3	$2	$—	$—
Interest cost	8	4	2	2
Expected return on assets	(7)	(4)	—	—
Prior service credit	—	—	(1)	(2)
Recognized actuarial gain	—	—	—	(2)
Net periodic benefit cost (credit)	$4	$2	$1	$(2)

The components of net periodic benefit cost (credit) other than the service cost component are included in Other (expense) income, net in the Condensed Consolidated Statements of Comprehensive Income.

NOTE O. INCOME TAXES

For the three and six months ended June 30, 2026, the Company recorded total income tax expense of $47 million and $67 million, respectively. The effective tax rate for the three and six months ended June 30, 2026 was 21% and 19%, respectively. For the three and six months ended June 30, 2025, the Company recorded total income tax expense of $47 million and $88 million, respectively. The effective tax rate for each of the three and six months ended June 30, 2025 was 19%. The decrease in income tax expense for the six months ended June 30, 2026 compared to 2025 was principally driven by lower taxable income.

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

NOTE P. ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in components of AOCL consisted of the following (dollars in millions):

	Three Months Ended
	Pension and OPEB liability adjustments	Interest rate swaps	Cross-currency swaps	Foreign currency items	Total
AOCL as of March 31, 2025	$(4)	$4	$—	$(47)	$(47)
Other comprehensive income before reclassifications	—	1	—	13	14
Amounts reclassified from AOCL	(2)	(2)	—	—	(4)
Net current period other comprehensive (loss) income	$(2)	$(1)	$—	$13	$10
AOCL as of June 30, 2025	$(6)	$3	$—	$(34)	$(37)
AOCL as of March 31, 2026	$(21)	$—	$—	$(68)	$(89)
Other comprehensive income before reclassifications	—	—	(7)	(38)	(45)
Amounts reclassified from AOCL	(1)	—	(1)	—	(2)
Income tax benefit	—	—	2	—	2
Net current period other comprehensive loss	$(1)	$—	$(6)	$(38)	$(45)
AOCL as of June 30, 2026	$(22)	$—	$(6)	$(106)	$(134)

	Six Months Ended
	Pension and OPEB liability adjustments	Interest rate swaps	Cross-currency swaps	Foreign currency items	Total
AOCL as of December 31, 2024	$(3)	$5	$—	$(53)	$(51)
Other comprehensive income before reclassifications	—	1	—	19	20
Amounts reclassified from AOCL	(4)	(4)	—	—	(8)
Income tax benefit	1	1	—	—	2
Net current period other comprehensive (loss) income	$(3)	$(2)	$—	$19	$14
AOCL as of June 30, 2025	$(6)	$3	$—	$(34)	$(37)
AOCL as of December 31, 2025	$(20)	$—	$—	$(36)	$(56)
Other comprehensive income before reclassifications	—	—	(7)	(70)	(77)
Amounts reclassified from AOCL	(2)	—	(1)	—	(3)
Income tax benefit	—	—	2	—	2
Net current period other comprehensive loss	$(2)	$—	$(6)	$(70)	$(78)
AOCL as of June 30, 2026	$(22)	$—	$(6)	$(106)	$(134)

The following table shows the location in the Condensed Consolidated Statements of Comprehensive Income affected by reclassifications from AOCL (dollars in millions):

	Amounts reclassified from AOCL
AOCL Components	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Affected line item in the Condensed Consolidated Statements of Comprehensive Income
Cross-currency swaps	$1	$—	Interest expense, net
Interest rate swaps	—	2	Interest expense, net
Prior service credit	1	1	Other (expense) income, net
Recognized actuarial gain	—	1	Other (expense) income, net
Total reclassifications, before tax	$2	$4	Income before income taxes
Income tax expense	—	(1)	Income tax expense
Total reclassifications, net of tax	$2	$3

	Amounts reclassified from AOCL
AOCL Components	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	Affected line item in the Condensed Consolidated Statements of Comprehensive Income
Prior service credit	$2	$2	Other (expense) income, net
Cross-currency swaps	1	—	Interest expense, net
Interest rate swaps	—	4	Interest expense, net
Recognized actuarial gain	—	2	Other (expense) income, net
Total reclassifications, before tax	$3	$8	Income before income taxes
Income tax expense	(1)	(2)	Income tax expense
Total reclassifications, net of tax	$2	$6

Prior service credits and actuarial gains are included in the computation of the Company’s net periodic benefit cost (credit). See "Note N. Employee Benefit Plans” for additional details.

NOTE Q. COMMITMENTS AND CONTINGENCIES

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

NOTE R. EARNINGS PER SHARE

The following table reconciles the numerators and denominators used to calculate basic EPS and diluted EPS (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$181	$195	$293	$387
Weighted average shares of common stock outstanding	83	84	83	85
Dilutive effect of stock-based awards	1	1	1	1
Diluted weighted average shares of common stock outstanding	84	85	84	86
Basic earnings per share attributable to common stockholders	$2.18	$2.32	$3.53	$4.55
Diluted earnings per share attributable to common stockholders	$2.15	$2.29	$3.49	$4.50

The dilutive impact of stock-based compensation is calculated using the treasury stock method. The treasury stock method assumes that the Company uses the proceeds from the exercise of awards to repurchase common stock at the average market price during the period. For each of the three and six months ended June 30, 2026 and 2025, there were no outstanding stock options that were anti-dilutive and excluded from the diluted EPS calculation. Basic and diluted EPS for the full-year are calculated using the weighted average shares of common stock outstanding during the year while quarterly basic and diluted EPS are calculated using the weighted average shares of common stock outstanding during the quarter; therefore, the sum of each quarter's EPS may not equal full-year EPS.

NOTE S. COMMON STOCK

The Board of Directors has authorized the Company to repurchase up to $5,000 million of its common stock pursuant to a stock repurchase program (the "Repurchase Program"). During the three and six months ended June 30, 2026, the Company repurchased approximately $47 million and $67 million, respectively, of its common stock under the Repurchase Program, leaving $1,125 million of authorized repurchases remaining under the Repurchase Program as of June 30, 2026. The Repurchase Program has no termination date, and the timing and amount of stock purchases are subject to market conditions and corporate needs. The Repurchase Program may be modified, suspended or discontinued at any time at the Company’s discretion.

NOTE T. SEGMENT INFORMATION

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

The following presents a financial summary of the Company’s reportable segments (dollars in millions):

	Three Months Ended June 30, 2026
	Allison Transmission	Allison Off-Highway	Total Segments
Total sales	$860	$709	$1,569
less: Intersegment sales	—	3	3
Total Net Sales	860	706	1,566
less:
Cost of sales	463	588
Selling, general and administrative	75	56
Engineering — research and development	41	15
Segment Operating Profit	$281	$47	$328
Depreciation of property, plant and equipment	$31	$33
Amortization expense	$—	$21
Additions of long-lived assets	$20	$11

	Three Months Ended June 30, 2025
	Allison Transmission	Allison Off-Highway	Total Segments
Total sales	$814	$—	$814
less: Intersegment sales	—	—	—
Total Net Sales	814	—	814
less:
Cost of sales	411	—
Selling, general and administrative	72	—
Engineering — research and development	43	—
Segment Operating Profit	$288	$—	$288
Depreciation of property, plant and equipment	$29	$—
Amortization expense	$1	$—
Additions of long-lived assets	$31	$—

	For the Six Months Ended June 30, 2026
	Allison Transmission	Allison Off-Highway	Total Segments
Total sales	$1,593	$1,385	$2,978
less: Intersegment sales	—	6	6
Total Net Sales	1,593	1,379	2,972
less:
Cost of sales	840	1,211
Selling, general and administrative	140	112
Engineering — research and development	80	30
Segment Operating Profit	$533	$26	$559
Depreciation of property, plant and equipment	$61	$60
Amortization expense	$1	$43
Additions of long-lived assets	$64	$20

	For the Six Months Ended June 30, 2025
	Allison Transmission	Allison Off-Highway	Total Segments
Total sales	$1,580	$—	$1,580
less: Intersegment sales	—	—	—
Total Net Sales	1,580	—	1,580
less:
Cost of sales	799	—
Selling, general and administrative	137	—
Engineering — research and development	85	—
Segment Operating Profit	$559	$—	$559
Depreciation of property, plant and equipment	$57	$—
Amortization expense	$3	$—
Additions of long-lived assets	$57	$—

A reconciliation of reportable segments’ Total Segment Operating Profit to Income before income taxes included in the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2026 and 2025 is as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total Segment Operating Profit	$328	$288	$559	$559
Interest expense, net	(54)	(22)	(115)	(43)
Other (expense) income, net	(9)	8	(11)	13
Central group function costs (a)	(37)	(32)	(73)	(54)
Income before income taxes	$228	$242	$360	$475

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

On January 1, 2026 (the "Closing Date"), we completed the acquisition of Dana Incorporated's ("Dana") off-highway business (the "Acquired Off-Highway Business”) for a purchase price of approximately $2,628 million (the "Acquisition"). We have a global presence serving customers in North America, Asia, Europe, South America, and Africa and have further expanded our operations in these regions as a result of the Acquisition.

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

Following the Acquisition, we continue to operate under the Allison name, but our operations are now comprised of two operating and reportable segments: Allison Transmission and Allison Off-Highway Drive & Motion Systems ("Allison Off-Highway"). All prior period reportable segment information has been reclassified to conform to the current presentation. For additional discussion regarding our segments, including the changes made, see “Note T. Segment Information” in Part I, Item 1 of this Quarterly Report on Form 10-Q. Segment leadership is located globally, reflecting the international nature of our operations and the importance of local market insights, sourcing, production and customer support.

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

Trends Impacting Our Business

In 2026, we expect to have higher net sales driven by the addition of Allison Off-Highway and higher net sales in Allison Transmission driven primarily by the Defense and On-Highway end markets.

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

Cost of sales

Our primary components of cost of sales are purchased parts, the overhead expense related to our manufacturing operations and direct labor associated with the manufacture and assembly of vehicle propulsion solutions and parts. For the six months ended June 30, 2026, direct material costs were approximately 64%, overhead costs were approximately 30%, and direct labor costs were approximately 6% of cost of sales. We are subject to changes in our cost of sales caused by movements in underlying commodity prices. We seek to hedge against this risk by using long-term agreements (“LTAs”), as appropriate. See Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk” included below.

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

Results of Operations

Allison Consolidated Comparison of the three months ended June 30, 2026 and 2025

The following table sets forth certain financial information for the three months ended June 30, 2026 and 2025. The following table and discussion should be read in conjunction with the information contained in our condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Three Months Ended June 30,
(unaudited, dollars in millions)	2026	% of net sales	2025	% of net sales
Net sales	$1,566	100%	$814	100%
Cost of sales	1,051	67	411	50
Gross Profit	515	33	403	50
Operating Expenses:
Selling, general and administrative	168	11	104	13
Engineering — research and development	56	3	43	5
Total Operating Expenses	224	14	147	18
Operating Income	291	19	256	32
Interest expense, net	(54)	(3)	(22)	(3)
Other (expense) income, net	(9)	(1)	8	1
Income before income taxes	228	15	242	30
Income tax expense	(47)	(3)	(47)	(6)
Net income	$181	12%	$195	24%

Off-Highway acquisition

On January 1, 2026, we completed the Acquisition. Our results of operations include all activity of the Acquired Off-Highway Business since the Closing Date within the Allison Off-Highway reportable segment.

Net sales

The Allison Off-Highway segment generated $706 million of net sales for the three months ended June 30, 2026.

The Allison Transmission segment generated $860 million of net sales for the three months ended June 30, 2026. Net sales increased $46 million, or 6%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

The increase was principally driven by the following:

•
Defense end market net sales increased $36 million, or 57%, principally driven by increased demand for Tracked vehicle applications, price increases on certain products and the continued execution of our growth initiatives.
•
North America On-Highway end market net sales increased $13 million, or 3%, principally driven by price increases on certain products.
•
Global Off-Highway net sales increased $6 million, or 38%, principally driven by higher demand from the energy sector in North America.
•
Service Parts, Support Equipment and Other end market net sales increased $1 million, or 1%, principally driven by price increases on certain products.

These increases were partially offset by the following:

•
Outside North America On-Highway end market net sales decreased $10 million, or 7%, principally driven by lower demand in Asia.

Cost of sales

Cost of sales for the three months ended June 30, 2026 was $1,051 million compared to $411 million for the three months ended June 30, 2025, an increase of 156%. $588 million of cost of goods sold was attributable to Allison Off-Highway, including $18 million of depreciation expense related to the stepped-up basis in property, plant and equipment. The remaining increase of $52 million was principally driven by unfavorable direct material costs, higher direct material expense commensurate with increased net sales and higher incentive compensation expense, all within Allison Transmission.

Gross profit

Gross profit for the three months ended June 30, 2026 was $515 million compared to $403 million for the three months ended June 30, 2025, an increase of 28%. $118 million of the increase in gross profit was attributable to Allison Off-Highway, while gross profit attributable to Allison Transmission decreased $6 million, principally driven by unfavorable direct material costs and higher incentive compensation expense, partially offset by $34 million from price increases on certain products. Gross profit as a percent of net sales for the three months ended June 30, 2026 decreased 16.6 percentage points compared to the same period in 2025 principally driven by the addition of Allison Off-Highway, the products of which have a lower average gross profit as a percent of net sales profile compared to Allison Transmission products.

Selling, general and administrative

Selling, general and administrative expenses for the three months ended June 30, 2026 were $168 million compared to $104 million for the three months ended June 30, 2025, an increase of 62%. Selling, general and administrative expenses of $56 million were attributable to Allison Off-Highway, including $20 million of amortization expense for intangible assets recognized from the Acquisition. The remaining increase of $8 million was principally driven by increased commercial activities spending, partially offset by decreased expenses related to the Acquisition.

Engineering — research and development

Engineering expenses for the three months ended June 30, 2026 were $56 million compared to $43 million for the three months ended June 30, 2025, an increase of 30%. The increase was primarily due to engineering expenses of $15 million attributable to Allison Off-Highway.

Interest expense, net

Interest expense, net for the three months ended June 30, 2026 was $54 million compared to $22 million for the three months ended June 30, 2025, an increase of 145%. The increase was principally driven by $17 million of interest expense related to the Incremental Term Loan, $8 million of interest expense related to the 5.875% Senior Notes 2033 and $6 million of lower interest income.

Other (expense) income, net

Other (expense) income, net for the three months ended June 30, 2026 was other expense of ($9) million compared to other income of $8 million for the three months ended June 30, 2025. The change was principally driven by a $17 million change in unrealized mark-to-market adjustments for marketable securities.

Income tax expense

Income tax expense for the three months ended June 30, 2026 was $47 million, resulting in an effective tax rate of 21%, compared to $47 million of income tax expense and an effective tax rate of 19% for the three months ended June 30, 2025.

Allison Consolidated Comparison of the six months ended June 30, 2026 and 2025

The following table sets forth certain financial information for the six months ended June 30, 2026 and 2025. The following table and discussion should be read in conjunction with the information contained in our condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Six Months Ended June 30,
(unaudited, dollars in millions)	2026	% of net sales	2025	% of net sales
Net sales	$2,972	100%	$1,580	100%
Cost of sales	2,051	69	799	51
Gross Profit	921	31	781	49
Operating Expenses:
Selling, general and administrative	325	11	191	12
Engineering — research and development	110	4	85	5
Total Operating Expenses	435	15	276	17
Operating Income	486	16	505	32
Interest expense, net	(115)	(4)	(43)	(3)
Other (expense) income, net	(11)	—	13	1
Income before income taxes	360	12	475	30
Income tax expense	(67)	(2)	(88)	(6)
Net income	$293	10%	$387	24%

Net sales

The Allison Off-Highway segment generated $1,379 million of net sales for the six months ended June 30, 2026.

The Allison Transmission segment generated $1,593 million of net sales for the six months ended June 30, 2026. Net sales increased $13 million, or 1%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

The increase was principally driven by the following:

•
Defense end market net sales increased $70 million, or 60%, principally driven by increased demand for Tracked vehicle applications, price increases on certain products and the continued execution of our growth initiatives.
•
Service Parts, Support Equipment and Other end market net sales increased $6 million, or 2%, principally driven by price increases on certain products.

These increases were partially offset by the following:

•
North America On-Highway end market net sales decreased $47 million, or 6%, principally driven by lower demand for medium-duty trucks and class 8 vocational trucks, partially offset by price increases on certain products and increased demand for hybrid transit buses.
•
Outside North America On-Highway end market net sales decreased $12 million, or 5%, principally driven by lower demand in Asia and South America, partially offset by price increases on certain products.
•
Global Off-Highway end market net sales decreased $4 million, or 12%, principally driven by lower demand from the energy, mining and construction sectors outside of North America, partially offset by increased demand from the energy sector in North America.

Cost of sales

Cost of sales for the six months ended June 30, 2026 was $2,051 million compared to $799 million for the six months ended June 30, 2025, an increase of 157%. $1,211 million of cost of goods sold was attributable to Allison Off-Highway, including purchase price accounting allocations of $63 million of expense related to the stepped-up basis in inventory and $31 million of depreciation expense related to the stepped-up basis in property, plant and equipment. The remaining $41 million increase was principally driven by unfavorable direct material costs, higher incentive compensation expense and higher direct material expense commensurate with increased net sales in Allison Transmission.

Gross profit

Gross profit for the six months ended June 30, 2026 was $921 million compared to $781 million for the six months ended June 30, 2025, an increase of 18%. $168 million of the increase in gross profit was attributable to Allison Off-Highway, while the gross profit attributable to Allison Transmission decreased $28 million, principally driven by unfavorable direct material costs and higher incentive compensation expense, partially offset by $57 million of price increases on certain products. Gross profit as a percent of net sales for the six months ended June 30, 2026 decreased 18.4 percentage points compared to the same period in 2025 principally driven by the addition of Allison Off-Highway, the products of which have a lower average gross profit as a percent of net sales profile compared to Allison Transmission products.

Selling, general and administrative

Selling, general and administrative expenses were $325 million for the six months ended June 30, 2026 compared to $191 million for the six months ended June 30, 2025, an increase of 70%. Selling, general and administrative expenses of $112 million were attributable to Allison Off-Highway, including $41 million of amortization expense for intangible assets recognized from the Acquisition. The remaining increase of $22 million was principally driven by increased commercial activities spending and higher incentive compensation.

Engineering — research and development

Engineering expenses for the six months ended June 30, 2026 were $110 million compared to $85 million for the six months ended June 30, 2025, an increase of 29%. Engineering expenses of $30 million were attributable to Allison Off-Highway. The remaining decrease of $5 million was principally driven by reduced product initiatives spending in Allison Transmission.

Interest expense, net

Interest expense, net for the six months ended June 30, 2026 was $115 million compared to $43 million for the six months ended June 30, 2025, an increase of 167%. The increase was principally driven by $33 million of interest expense related to the Incremental Term Loan, $15 million of interest expense related to the 5.875% Senior Notes 2033, and $11 million of lower interest income.

Other (expense) income, net

Other (expense) income, net for the six months ended June 30, 2026 was other expense of ($11) million compared to other income of $13 million for the six months ended June 30, 2025. The change was principally driven by a $17 million change in unrealized mark-to-market adjustments for marketable securities and $8 million of unfavorable foreign exchange.

Income tax expense

Income tax expense for the six months ended June 30, 2026 was $67 million, resulting in an effective tax rate of 19%, compared to $88 million of income tax expense and an effective tax rate of 19% for the six months ended June 30, 2025. The decrease in income tax expense was principally driven by lower taxable income.

Non-GAAP Financial Measures

We use Adjusted Earnings before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) and Adjusted EBITDA as a percent of net sales to measure our operating profitability. We believe that Adjusted EBITDA and Adjusted EBITDA as a percent of net sales provide management, investors and creditors with useful measures of the operational results of our business and increase the period-to-period comparability of our operating profitability and comparability with other companies. Adjusted EBITDA as a percent of net sales is also used in the calculation of management’s incentive compensation program. The most directly comparable U.S. generally accepted accounting principles (“GAAP”) measures to Adjusted EBITDA and Adjusted EBITDA as a percent of net sales are Net income and Net income as a percent of net sales, respectively. Adjusted EBITDA is calculated as earnings before interest expense, net, income tax expense, amortization of intangible assets, depreciation of property, plant and equipment and other adjustments as defined by the Credit Agreement governing ATI's term loan facility in the amount of $506 million due March 2031 (“Term Loan”), the Incremental Term Loan and the Revolving Credit Facility (together, the "Senior Secured Credit Facility"). Adjusted EBITDA as a percent of net sales is calculated as Adjusted EBITDA divided by net sales.

In addition, we believe Adjusted net income, Adjusted basic earnings per share attributable to common stockholders ("Adjusted basic EPS") and Adjusted diluted earnings per share attributable to common stockholders ("Adjusted diluted EPS") provide management, investors and creditors with useful measures of our core business performance and trends and increase the period-to-period comparability of our results of operations. The most directly comparable GAAP measures to Adjusted net income, Adjusted basic EPS and Adjusted diluted EPS are Net income, Basic earnings per share attributable to common stockholders ("Basic EPS") and Diluted earnings per share attributable to common stockholders ("Diluted EPS"), respectively. Adjusted net income is calculated as net income excluding the effect of certain non-cash, non-recurring, infrequent or unusual items such as: amortization related to acquired intangible assets, depreciation of the stepped-up basis in property, plant and equipment related to the Acquisition, stepped-up basis in inventory related to the Acquisition, stock-based compensation expense, Acquisition-related expenses, impairment charges, other one-off adjustments and the tax effect of the adjustments. Adjusted basic EPS and Adjusted diluted EPS are calculated by dividing Adjusted net income by the weighted average shares of common stock outstanding and diluted weighted average shares of common stock outstanding, respectively.

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

The following is a reconciliation of Net income to Adjusted EBITDA, Net income as a percent of net sales to Adjusted EBITDA as a percent of net sales, and Net cash provided by operating activities to Adjusted free cash flow:

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited, dollars in millions)	2026	2025	2026	2025
Net income (GAAP)	$181	$195	$293	$387
plus:
Interest expense, net	54	22	115	43
Depreciation of property, plant and equipment	46	29	90	57
Income tax expense	47	47	67	88
Amortization of intangible assets	21	1	44	3
Recognition of stepped-up basis in inventory (a)	—	—	63	—
Depreciation related to stepped-up basis in assets (b)	18	—	31	—
Acquisition-related expenses (c)	9	15	26	24
Stock-based compensation expense (d)	10	8	17	14
Unrealized loss (gain) on marketable securities (e)	12	(5)	9	(8)
Unrealized loss on foreign exchange (f)	—	—	3	—
Loss associated with impairment of long-lived assets (g)	2	—	2	—
Other (h)	4	1	6	1
Adjusted EBITDA (Non-GAAP)	$404	$313	$766	$609
Net sales (GAAP)	$1,566	$814	$2,972	$1,580
Net income as a percent of Net sales (GAAP)	11.6%	24.0%	9.9%	24.5%
Adjusted EBITDA as a percent of Net sales (Non-GAAP)	25.8%	38.5%	25.8%	38.5%
Net cash provided by operating activities (GAAP) (i)	$312	$184	$468	$365
Deductions to reconcile to Adjusted free cash flow:
Additions of long-lived assets	(31)	(31)	(84)	(57)
Adjusted free cash flow (Non-GAAP) (i)	$281	$153	$384	$308

(a)
Represents the recognition of the stepped-up basis in inventory related to the Acquisition (recorded in Cost of sales).
(b)
Represents depreciation of the stepped-up basis in property, plant and equipment related to the Acquisition (recorded in Cost of sales).
(c)
Represents expenses (recorded in Selling, general and administrative), primarily consulting and legal fees, related to the Acquisition.
(d)
Represents stock-based compensation expense (recorded in Selling, general and administrative).
(e)
Represents unrealized losses (gains) (recorded in Other (expense) income, net) related to an investment in the common stock of Jing-Jin Electric Technologies Co. Ltd.
(f)
Represents losses (recorded in Other (expense) income, net) on intercompany financing transactions for our facility in Chennai, India.
(g)
Represents a charge associated with the impairment of long-lived assets related to the production of certain electrified products.
(h)
Represents other adjustments as defined by the Credit Agreement.
(i)
Net cash provided by operating activities (GAAP) and Adjusted free cash flow (Non-GAAP) included $12 million and $14 million for the three months ended June 30, 2026 and 2025, respectively, and $41 million and $17 million for the six months ended June 30, 2026 and 2025, respectively, of payments for expenses related to the Acquisition.

The following is a reconciliation of Net income to Adjusted net income, Basic EPS to Adjusted Basic EPS and Diluted EPS to Adjusted Diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited, dollars in millions, except per share data)	2026	2025	2026	2025
Net income (GAAP)	$181	$195	$293	$387
plus:
Recognition of the stepped-up basis in inventory (a)	—	—	63	—
Amortization expense	21	1	44	3
Depreciation of the stepped-up basis in property, plant and equipment (b)	18	—	31	—
Acquisition-related expenses (c)	9	15	26	24
Stock-based compensation expense (d)	10	8	17	14
Loss associated with impairment of long-lived assets (e)	2	—	2	—
Income tax effect on adjustments (f)	(12)	(5)	(31)	(8)
Adjusted Net Income (Non-GAAP)	229	214	445	420

Basic EPS (GAAP)	$2.18	$2.32	$3.53	$4.55
Diluted EPS (GAAP)	$2.15	$2.29	$3.49	$4.50
Adjusted Basic EPS (Non-GAAP) (g)	$2.76	$2.55	$5.36	$4.94
Adjusted Diluted EPS (Non-GAAP) (g)	$2.73	$2.52	$5.30	$4.88

(a)
Represents the recognition of the stepped-up basis in inventory related to the Acquisition (recorded in Cost of sales).
(b)
Represents depreciation of the stepped-up basis in property, plant and equipment related to the Acquisition (recorded in Cost of sales).
(c)
Represents expenses (recorded in Selling, general and administrative), primarily consulting and legal fees, related to the Acquisition.
(d)
Represents stock-based compensation expense (recorded in Selling, general and administrative).
(e)
Represents a charge associated with the impairment of long-lived assets related to the production of certain electrified products.
(f)
Represents the income tax effect on the adjustments calculated by applying our effective tax rate.
(g)
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

Operating Segment Results

Allison Transmission - Comparison of the three and six months ended June 30, 2026 and 2025

The following tables set forth certain financial information for the three and six months ended June 30, 2026 and 2025 and should be read in conjunction with the information contained in our condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Three Months Ended June 30,
(unaudited, dollars in millions)	2026	2025	Variance %
Segment Net Sales	$860	$814	6%
Segment Operating Profit	281	288	(2)%

	Six Months Ended June 30,
(unaudited, dollars in millions)	2026	2025	Variance %
Segment Net Sales	$1,593	$1,580	1%
Segment Operating Profit	533	559	(5)%

Segment Net Sales

	For the Three Months Ended June 30,
(unaudited, dollars in millions)	2026	2025	Variance %
North America On-Highway	$430	$417	3%
Outside North America On-Highway	132	142	(7)%
Global Off-Highway	22	16	38%
Defense	99	63	57%
Service Parts, Support Equipment and Other	177	176	1%
Total Segment Net Sales	$860	$814	6%

	For the Six Months Ended June 30,
(unaudited, dollars in millions)	2026	2025	Variance %
North America On-Highway	$805	$852	(6)%
Outside North America On-Highway	242	254	(5)%
Global Off-Highway	30	34	(12)%
Defense	186	116	60%
Service Parts, Support Equipment and Other	330	324	2%
Total Segment Net Sales	$1,593	$1,580	1%

For a discussion of the year-over-year changes in Net sales in each end market, see “Results of Operations – Allison Consolidated Comparison of the three months ended June 30, 2026 and 2025 – Net sales” and “Results of Operations – Allison Consolidated Comparison of the six months ended June 30, 2026 and 2025 – Net sales” above.

Segment Operating Profit

Segment Operating Profit for the three months ended June 30, 2026 and 2025 was $281 million and $288 million, respectively, a decrease of 2%. For the six months ended June 30, 2026 and 2025 Segment Operating Profit was $533 million and $559 million, respectively, a decrease of 5%. The decreases were principally driven by lower gross profit, as described in “Results of Operations – Allison Consolidated Comparison of the three months ended June 30, 2026 – Gross profit” and “Results of Operations – Allison Consolidated Comparison of the six months ended June 30, 2026 – Gross profit” above.

Allison Off-Highway - Operating results for the three and six months ended June 30, 2026

The Allison Off-Highway reportable segment is comprised solely of the Acquired Off-Highway Business. The following table sets forth certain financial information for the three and six months ended June 30, 2026 and should be read in conjunction with the information contained in our condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Three Months Ended June 30,	Six Months Ended June 30,
(unaudited, dollars in millions)	2026	2026
Segment Net Sales	$706	$1,379
Segment Operating Profit (a)	$47	$26

(a)
Includes expenses related to the recognition of the stepped-up basis in inventory, depreciation related to the stepped-up basis in property, plant and equipment and intangibles amortization related to the Acquisition.

Segment Net Sales

	Three Months Ended June 30,	Six Months Ended June 30,
(unaudited, dollars in millions)	2026	2026
Construction & Material Handling	$249	$476
Agriculture	152	306
Industrial	99	189
Mining	54	104
Service Parts, Specialty & Other	152	304
Total Segment Net Sales	$706	$1,379

Liquidity and Capital Resources

We generate cash primarily from our operations to fund our operating, investing and financing activities. Our principal uses of cash are operating expenses, capital expenditures, working capital needs, debt service, dividends on common stock, stock repurchases and strategic growth initiatives, including investments, acquisitions and collaborations. Our ability to generate cash in the future and our future uses of cash are subject to general economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control. We had total available cash and cash equivalents of $399 million and $1,495 million as of June 30, 2026 and December 31, 2025, respectively. Of the available cash and cash equivalents, $368 million was deposited in operating accounts and $31 million was primarily invested in U.S. government backed securities and time deposits as of June 30, 2026, compared to $1,361 million deposited in operating accounts and $134 million invested primarily in U.S. government backed securities and time deposits as of December 31, 2025.

As of June 30, 2026, the total of cash held by foreign subsidiaries was $331 million, the majority of which was at our subsidiaries located in China, Switzerland and India. We manage our worldwide cash requirements considering available funds among the subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. As a result, we do not currently anticipate that local liquidity restrictions will preclude us from funding our targeted initiatives or operating needs with local resources.

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

Our liquidity requirements are significant, primarily due to our debt service requirements. In January 2026, we and ATI entered into Amendment No. 5 to the Credit Agreement to increase the commitments under the existing Revolving Credit Facility from $750 million to $1,000 million and provide for the Incremental Term Loan in an aggregate principal amount equal to $1,200 million, which matures on January 2, 2033 with a springing maturity to the maturity date of the Term Loan in the event the Term Loan matures on any date prior to January 2, 2033. In June 2026, we and ATI entered into Amendment No. 6 to the Credit Agreement to lower the applicable margin on the Term Loan by 0.25%. As of June 30, 2026, we had $506 million of indebtedness associated with ATI’s Term Loan, $1,197 million of indebtedness associated with ATI's Incremental Term Loan, $400 million of indebtedness associated with ATI’s 4.75% Senior Notes due October 2027 (“4.75% Senior Notes”), $500 million of indebtedness associated with ATI’s 5.875% Senior Notes due June 2029 (“5.875% Senior Notes 2029”), $1,000 million of indebtedness associated with ATI’s 3.75% Senior Notes due January 2031 (“3.75% Senior Notes”) and $500 million of indebtedness associated with ATI's 5.875% Senior Notes 2033 (together with the 4.75% Senior Notes, 5.875% Senior Notes 2029 and 3.75% Senior Notes, the “Senior Notes”). Our short-term and long-term debt service liquidity requirements consist of $1 million of minimum required quarterly principal payments on ATI’s Term Loan through its maturity date of March 2031, $3 million of minimum required quarterly principal payments on ATI's Incremental Term Loan through its maturity date of January 2033 and periodic interest payments on ATI’s Term Loan, Incremental Term Loan, Revolving Credit Facility and the Senior Notes. There are no required quarterly principal payments on the Senior Notes. Our long-term debt service liquidity requirements also consist of the payment in full of any remaining principal balance of ATI’s Term Loan, Incremental Term Loan and Senior Notes and any borrowings under the Revolving Credit Facility upon their respective maturity dates.

We made $6 million of principal payments on the Term Loan and Incremental Term Loan during the six months ended June 30, 2026 and $2 million of principal payments on the Term Loan during the six months ended June 30, 2025. Our ability to make payments on and refinance our indebtedness and to fund planned capital expenditures and growth initiatives will depend on our ability to generate cash in the future.

The Senior Secured Credit Facility provides for a $1,000 million Revolving Credit Facility, net of an allowance for up to $75 million in outstanding letter of credit commitments. During the six months ended June 30, 2026, the Company withdrew $300 million to partially fund the Acquisition and fully repaid the outstanding balance on the Revolving Credit Facility. The maximum amount outstanding at any time during the six months ended June 30, 2026 was $300 million. As of June 30, 2026, we had $995 million available under the Revolving Credit Facility, net of $5 million in letters of credit. If we have commitments outstanding on the Revolving Credit Facility at the end of a fiscal quarter, the Senior Secured Credit Facility requires us to maintain a specified maximum first lien net leverage ratio of 5.50x. Additionally, within the terms of the Senior Secured Credit Facility, a first lien net leverage ratio at or below 4.00x results in the elimination of excess cash flow payments on the Senior Secured Credit Facility for the applicable year. As of June 30, 2026, our first lien net leverage ratio was 1.01x. The Senior Secured Credit Facility also provides certain financial incentives based on our first lien net leverage ratio. A first lien net leverage ratio at or below 4.00x and above 3.50x results in a 25 basis point reduction to the applicable margin on the Revolving Credit Facility. A first lien net leverage ratio at or below 3.50x results in an additional 25 basis point reduction to the applicable margin on the Revolving Credit Facility. These reductions remain in effect as long as we achieve a first lien net leverage ratio at or below the related threshold.

In addition, the Credit Agreement includes, among other things, customary restrictions (subject to certain exceptions) on our ability to incur certain indebtedness, grant certain liens, make certain investments, engage in acquisitions, consolidations and mergers, declare or pay certain dividends, and repurchase shares of our common stock. The indentures governing the Senior Notes contain negative covenants restricting or limiting our ability to, among other things, incur or guarantee additional indebtedness, incur liens, pay dividends on, redeem or repurchase our capital stock, make certain investments, permit payment or dividend restrictions on certain of our subsidiaries, sell assets, engage in certain transactions with affiliates, and consolidate or merge or sell all or substantially all of our assets. As of June 30, 2026, we were in compliance with all covenants under the Senior Secured Credit Facility and indentures governing the Senior Notes.

Our credit ratings and outlook are reviewed periodically by Moody’s Ratings (“Moody’s”) and Fitch Ratings, Inc. (“Fitch”). As of June 30, 2026, our credit ratings from both Moody's and Fitch are shown in the table below:

June 30, 2026
Credit Ratings	Moody's	Fitch
Corporate Credit	Ba1	BB+
Term Loan, due 2031	Baa2	BBB-
4.75% Senior Notes, due 2027	Ba2	BB+
5.875% Senior Notes, due 2029	Ba2	BB+
3.75% Senior Notes, due 2031	Ba2	BB+
5.875% Senior Notes, due 2033	Ba2	BB+
Incremental Term Loan, due 2033	Baa2	BBB-

On February 20, 2025, our Board of Directors authorized us to repurchase an additional $1,000 million of our common stock pursuant to our stock repurchase program (the "Repurchase Program"), bringing the total amount authorized pursuant to the Repurchase Program to $5,000 million. During the six months ended June 30, 2026, we repurchased $67 million of our common stock under the Repurchase Program. Substantially all of the repurchase transactions during the six months ended June 30, 2026 were settled in cash during the same period. As of June 30, 2026, we had approximately $1,125 million available under the Repurchase Program.

The following table shows our sources and uses of funds for the six months ended June 30, 2026 and 2025 (dollars in millions):

	Six Months Ended June 30,
Statements of Cash Flows Data	2026	2025
Cash flows provided by operating activities	$468	$365
Cash flows used for investing activities	$(2,616)	$(59)
Cash flows provided by (used for) financing activities	$1,056	$(316)

Generally, cash provided by operating activities has been adequate to fund our operations. We have significant liquidity, including $399 million of cash and cash equivalents and $995 million available under the Revolving Credit Facility, net of $5 million of letters of credit, as of June 30, 2026. At this time, we believe cash provided by operating activities, cash and cash equivalents and borrowing capacity under the Revolving Credit Facility will be sufficient to meet our known and anticipated cash requirements for the next twelve months and thereafter.

Cash provided by operating activities

Operating activities for the six months ended June 30, 2026 generated $468 million of cash compared to $365 million for the six months ended June 30, 2025. The increase was principally driven by higher gross profit, lower cash incentive compensation payments and lower working capital funding requirements, partially offset by higher cash interest expense and increased payments for expenses related to the Acquisition.

Cash used for investing activities

Investing activities for the six months ended June 30, 2026 used $2,616 million of cash compared to $59 million for the six months ended June 30, 2025. The increase was principally driven by the Acquisition and increased capital expenditures.

Cash provided by (used for) financing activities

Financing activities for the six months ended June 30, 2026 provided $1,056 million of cash compared to using ($316) million for the six months ended June 30, 2025. The change was principally driven by $1,200 million of proceeds from the Incremental Term Loan and $189 million of lower stock repurchases under the Repurchase Program.

Contingencies

We are a party to various legal actions and administrative proceedings and subject to various claims arising in the ordinary course of business, including those relating to commercial transactions, product liability, personal injury and workers’ compensation, safety, health, taxes, environmental and other matters. For more information, see "Note Q. Commitments and Contingencies” of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Critical Accounting Estimates

A discussion of our critical accounting estimates is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on February 24, 2026. The preparation of the condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the applicable reporting period. Actual results could differ materially from these estimates. Changes in estimates are recorded in results of operations in the period that the events or circumstances giving rise to such changes occur. Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different estimates being reported for the three and six months ended June 30, 2026.

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

Interest Rate Risk

Our principal interest rate exposure relates to outstanding amounts under our Senior Secured Credit Facility. Our Senior Secured Credit Facility provides for variable rate borrowings of up to $2,698 million, including our $506 million Term Loan, $1,197 million Incremental Term Loan and $995 million available under our Revolving Credit Facility, net of $5 million of letters of credit. A one-eighth percent increase or decrease in assumed interest rates for the Senior Secured Credit Facility, if fully drawn as of June 30, 2026, would have an impact of approximately $3 million on interest expense per year.

Exchange Rate Risk

We conduct business in various locations throughout the world and transact in numerous foreign currencies. As a result, we are exposed to volatility in our results of operations related to movements in foreign currency exchange rates. The U.S. dollar is our reporting currency, but the functional currencies of our foreign subsidiaries are primarily the local currency in the country of domicile or the currency in which the subsidiary conducts its operations. To help manage these transaction and translation exposures to exchange rate changes, we have entered into cross-currency swap contracts that, in the aggregate, effectively hedge $1,000 million of the euro exposure associated with our net investment in our euro-functional subsidiaries. We intend to expand our use of derivative financial instruments, including foreign currency forward contracts, to further hedge this exposure. As appropriate, we will designate these derivative financial instruments as hedges that qualify for hedge accounting.

Commodity Price Risk

We are subject to changes in our cost of sales caused by movements in underlying commodity prices. As of June 30, 2026, approximately 64% of our cost of sales consisted of purchased components. A substantial portion of the purchased parts are made of aluminum, steel and iron. The cost of aluminum parts includes an adjustment factor on future purchases for fluctuations in aluminum prices based on accepted industry indices. In addition, a substantial amount of iron- and steel-based contracts also include an index-based component. As our costs change, we are able to pass through a portion of the changes in commodity prices to certain of our customers according to our LTAs. We historically have not entered into long-term purchase contracts related to the purchase of aluminum, steel or iron.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. As permitted by SEC guidance for newly acquired businesses, the evaluation did not include an assessment of those disclosure controls and procedures that are subsumed by, and did not include an assessment of internal control over financial reporting as it relates to, Allison Off-Highway, which was acquired on January 1, 2026.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are a party to various legal actions in the normal course of our business, including those related to commercial transactions, product liability, personal injury and workers’ compensation, safety, health, taxes, environmental and other matters. Information pertaining to legal proceedings can be found in "Note Q. Commitments and Contingencies” in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes from our risk factors as previously reported in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on February 24, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information related to our repurchases of our common stock on a monthly basis during the three months ended June 30, 2026:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1 – April 30, 2026	123,509	$127.49	123,509	$1,155,451,248
May 1 – May 31, 2026	126,580	$118.49	126,580	$1,140,452,963
June 1 – June 30, 2026	133,582	$117.89	133,582	$1,124,704,600
	383,671	$121.18	383,671

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

Item 5. Other Information

Insider Trading Arrangements

The following table sets forth information related to the Company's directors and officers who adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) ("Rule 10b5-1 trading arrangement") or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(c) of Regulation S-K, during the three months ended June 30, 2026:

					Trading Arrangement
Name	Title	Action		Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares to be Sold	Expiration Date
Eric C. Scroggins	Chief Legal Officer and Assistant Secretary	Terminated	(a)	5/7/2026	X		3,480	6/9/2027

* Intended to satisfy the affirmative defense of Rule 10b5-1(c)

** Not intended to satisfy the affirmative defense of Rule 10b5-1(c)

(a) This Rule 10b5-1 trading arrangement was originally adopted on March 10, 2026.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Description

10.1

Amendment No. 6 to Credit Agreement, dated as of June 11, 2026, among Allison Transmission Holdings, Inc., Allison Transmission, Inc., as borrower, Fairfield Manufacturing Company, Inc., as subsidiary guarantor, and Citibank, N.A., as administrative agent, and as the 2026 refinancing term lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 16, 2026)

10.2	Ninth Amended and Restated Non-Employee Director Compensation Policy (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1

Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	Inline XBRL Instance Document (filed herewith)

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document (filed herewith)

104	Cover Page Interactive Data File – The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLISON TRANSMISSION HOLDINGS, INC.

Date: August 5, 2026	By:	/s/ David S. Graziosi

		Name:	David S. Graziosi
		Title:	Chair, President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2026	By:	/s/ Scott Mell

		Name:	Scott Mell
		Title:	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)