Form 10-Q
period 2026-09-30
Allison Transmission Holdings Inc
filed 2026-11-04
CIK 1411207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 22, 2026, there were 82,133,940 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Allison Transmission Holdings, Inc.

Condensed Consolidated Balance Sheets

(unaudited, dollars in millions, except share and per share data)

	September 30, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$497	$1,495
Accounts receivable – net of allowance for doubtful accounts of $4 and $1, respectively	882	333
Inventories	857	316
Other current assets	258	89
Total Current Assets	2,494	2,233
Property, plant and equipment, net	1,653	862
Intangible assets, net	1,582	794
Goodwill	2,828	2,075
Other non-current assets	232	118
TOTAL ASSETS	$8,789	$6,082
LIABILITIES
Current Liabilities
Accounts payable	$803	$190
Product warranty liability	61	34
Current portion of long-term debt	20	5
Deferred revenue	74	34
Other current liabilities	454	197
Total Current Liabilities	1,412	460
Product warranty liability	66	50
Deferred revenue	105	103
Long-term debt	3,992	2,885
Deferred income taxes	828	557
Other non-current liabilities	306	160
TOTAL LIABILITIES	6,709	$4,215
Commitments and contingencies (see Note Q)
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 1,880,000,000 shares authorized, 82,275,133 shares issued and outstanding and 82,828,704 shares issued and outstanding, respectively	1	1
Non-voting common stock, $0.01 par value, 20,000,000 shares authorized, none issued and outstanding	—	—
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding	—	—
Paid in capital	1,984	1,960
Retained earnings (accumulated deficit)	249	(38)
Accumulated other comprehensive loss, net of tax	(154)	(56)
TOTAL STOCKHOLDERS’ EQUITY	2,080	1,867
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$8,789	$6,082

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited, dollars in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	$1,534	$693	$4,506	$2,273
Cost of sales	1,029	363	3,080	1,162
Gross profit	505	330	1,426	1,111
Selling, general and administrative	142	83	467	274
Engineering — research and development	59	43	169	128
Operating income	304	204	790	709
Interest expense, net	(51)	(24)	(166)	(67)
Other (expense) income, net	(15)	2	(26)	15
Income before income taxes	238	182	598	657
Income tax expense	(47)	(45)	(114)	(133)
Net income	$191	$137	$484	$524
Basic earnings per share attributable to common stockholders	$2.30	$1.63	$5.83	$6.24
Diluted earnings per share attributable to common stockholders	$2.30	$1.63	$5.76	$6.16
Comprehensive income, net of tax	$171	$131	$386	$532

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited, dollars in millions)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$484	$524
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	177	87
Amortization expense	66	5
Stock-based compensation	25	20
Unrealized loss (gain) on marketable securities	11	(11)
Amortization of deferred financing fees	10	5
Inventory obsolescence	8	4
Deferred income taxes	(3)	46
Other	(1)	—
Changes in operating assets and liabilities, net of effects of the Acquisition
Accounts receivable	(200)	37
Inventories	15	(15)
Accounts payable	207	(38)
Other assets and liabilities	12	(71)
Net cash provided by operating activities	811	593
CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisition, net of cash acquired	(2,529)	—
Additions of long-lived assets	(149)	(101)
Proceeds from cross currency swaps	21	—
Payments on cross currency swaps	(17)	—
Investment in equity method investee	(3)	(4)
Investment in equities without a readily determinable fair value	(2)	—
Investment in debt securities	—	(3)
Net cash used for investing activities	(2,679)	(108)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt	1,200	—
Proceeds from revolving credit facility	300	—
Payments on revolving credit facility	(300)	—
Repurchases of common stock	(123)	(282)
Payments on long-term debt	(110)	(4)
Dividend payments	(72)	(69)
Debt financing fees	(20)	(6)
Taxes paid related to net share settlement of equity awards	(15)	(15)
Proceeds from exercise of stock options	14	8
Net cash provided by (used for) financing activities	874	(368)
Effect of exchange rate changes on cash	(4)	4
Net (decrease) increase in cash and cash equivalents	(998)	121
Cash and cash equivalents at beginning of period	1,495	781
Cash and cash equivalents at end of period	$497	$902
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$(152)	$(87)
Income taxes paid	$(143)	$(101)
Interest received from interest rate swaps	$—	$6
Non-cash investing activities:
Capital expenditures in liabilities	$31	$24

The accompanying notes are an integral part of the condensed consolidated financial statements.

Allison Transmission Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited, dollars in millions)

	Three Months Ended
	Common Stock	Non-voting Common Stock	Preferred Stock	Paid-in Capital	Retained earnings (accumulated deficit)	Accumulated Other Comprehensive (Loss) Income, net of tax	Stockholders' Equity
Balance at June 30, 2025	$1	$—	$—	$1,946	$(157)	$(37)	$1,753
Stock-based compensation	—	—	—	6	—	—	6
Other comprehensive loss, net of tax (Note P.)	—	—	—	—	—	(6)	(6)
Issuance of common stock	—	—	—	1	—	—	1
Repurchase of common stock	—	—	—	—	(27)	—	(27)
Dividends on common stock ($0.27 per share)	—	—	—	—	(23)	—	(23)
Net income	—	—	—	—	137	—	137
Balance at September 30, 2025	$1	$—	$—	$1,953	$(70)	$(43)	$1,841
Balance at June 30, 2026	$1	$—	$—	$1,973	$139	$(134)	$1,979
Stock-based compensation	—	—	—	8	—	—	8
Other comprehensive loss, net of tax (Note P.)	—	—	—	—	—	(20)	(20)
Issuance of common stock	—	—	—	3	—	—	3
Repurchase of common stock	—	—	—	—	(58)	—	(58)
Dividends on common stock ($0.29 per share)	—	—	—	—	(23)	—	(23)
Net income	—	—	—	—	191	—	191
Balance at September 30, 2026	$1	$—	$—	$1,984	$249	$(154)	$2,080

The accompanying notes are an integral part of the condensed consolidated financial statements.

	Nine Months Ended
	Common Stock	Non-voting Common Stock	Preferred Stock	Paid-in Capital	Retained earnings (accumulated deficit)	Accumulated Other Comprehensive (Loss) Income, net of tax	Stockholders' Equity
Balance at December 31, 2024	$1	$—	$—	$1,940	$(239)	$(51)	$1,651
Stock-based compensation	—	—	—	20	—	—	20
Other comprehensive income, net of tax (Note P.)	—	—	—	—	—	8	8
Issuance of common stock	—	—	—	(7)	—	—	(7)
Repurchase of common stock	—	—	—	—	(286)	—	(286)
Dividends on common stock ($0.81 per share)	—	—	—	—	(69)	—	(69)
Net income	—	—	—	—	524	—	524
Balance at September 30, 2025	$1	$—	$—	$1,953	$(70)	$(43)	$1,841
Balance at December 31, 2025	$1	$—	$—	$1,960	$(38)	$(56)	$1,867
Stock-based compensation	—	—	—	25	—	—	25
Other comprehensive loss, net of tax (Note P.)	—	—	—	—	—	(98)	(98)
Issuance of common stock	—	—	—	(1)	—	—	(1)
Repurchase of common stock	—	—	—	—	(125)	—	(125)
Dividends on common stock ($0.87 per share)	—	—	—	—	(72)	—	(72)
Net income	—	—	—	—	484	—	484
Balance at September 30, 2026	$1	$—	$—	$1,984	$249	$(154)	$2,080

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

NOTE B. ACQUISITION

On January 1, 2026, the Company completed the Acquisition for a purchase price of $2,628 million, subject to certain adjustments, using a combination of cash on hand, $500 million of proceeds from the issuance of the 5.875% Senior Notes due December 2033 ("5.875% Senior Notes 2033") by Allison Transmission, Inc. ("ATI"), the Company’s wholly-owned subsidiary, proceeds from borrowings under an incremental term loan facility under the Second Amended and Restated Credit Agreement dated as of March 29, 2019, as amended (the “Credit Agreement”), in an aggregate principal amount equal to $1,200 million (the “Incremental Term Loan”) and $300 million of borrowings under ATI's revolving credit facility with commitments in the amount of $1,000 million due January 2031 (the “Revolving Credit Facility”). In connection with the Acquisition, the Company entered into a commitment letter with a group of lenders (the "Lenders"), pursuant to which the Lenders committed to provide a 364-day senior unsecured bridge term loan facility (the “Bridge Facility”), in an aggregate principal amount of up to $2,000 million. As of December 31, 2025, the Bridge Facility aggregate commitment principal amount had been reduced to $500 million as a result of the issuance of the 5.875% Senior Notes 2033 and the Company's election to voluntarily reduce the aggregate commitments under the Bridge Facility. No amount was drawn from the Bridge Facility, and it was terminated upon the completion of the Acquisition on the Closing Date.

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

On January 1, 2026, the Company transferred $2,664 million of cash consideration to Dana based on the preliminary closing statement, of which $2 million was attributed to the effective settlement of the pre-existing accounts payable balance. The cash portion of the purchase price was subject to adjustment based upon the final calculation of the acquired cash, indebtedness and working capital, as defined by the Stock Purchase Agreement, as amended, with Dana, as of the Closing Date. During the nine months ended September 30, 2026, the Company recorded a subsequent $34 million decrease to the purchase price and received a cash payment from Dana of $34 million to reflect the net deficiency in cash, indebtedness and working capital, resulting in a final purchase price of $2,628 million.

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

	As of January 1, 2026	Measurement Period Adjustments (a)	As of January 1, 2026 (as adjusted)
Assets acquired:
Current Assets
Cash and cash equivalents	$101	$—	$101
Accounts receivable	362	—	362
Inventories	577	1	578
Other current assets	115	—	115
Total Current Assets	1,155	1	1,156
Property, plant and equipment	843	22	865
Intangible assets	930	(55)	875
Goodwill	763	7	770
Other non-current assets	96	36	132
Total Assets Acquired	$3,787	$11	$3,798
Liabilities Assumed:
Current Liabilities
Accounts payable	415	—	415
Product warranty liability	38	—	38
Current portion of long-term debt	3	—	3
Deferred revenue	31	—	31
Other current liabilities	185	9	194
Total Current Liabilities	672	9	681
Deferred income taxes	300	1	301
Finance lease liabilities	34	1	35
Other non-current liabilities	153	—	153
Total Liabilities	$1,159	$11	$1,170
Total Purchase Price Consideration	$2,628	$—	$2,628

(a)
The changes in the estimated fair values are primarily to better reflect market participant assumptions about facts and circumstances existing as of the acquisition date. The measurement period adjustments resulted in an $7 million net increase to goodwill and did not have a material impact on the Company's earnings. The measurement period adjustments did not result from intervening events subsequent to the acquisition date.

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

Goodwill represents the excess of the fair value of consideration transferred over the fair values of assets acquired and liabilities assumed. An estimated $81 million of goodwill is expected to be deductible for income tax purposes. As of September 30, 2026, the Company allocated the goodwill from the Acquisition to its reporting units, assigning $132 million of goodwill to the Allison Transmission reportable segment and $638 million to the Allison Off-Highway reportable segment. See "Note F. Goodwill and Other Intangible Assets" for the additional disclosures. The goodwill recognized is primarily attributable to expected future economic benefits, including the value of the assembled workforce, anticipated customer demand, continued development of acquired technologies and operational synergies from the integration with Allison Transmission.

The estimated fair values of the identifiable intangible assets acquired (all considered Level 3 measurements), their weighted-average useful lives, the related valuation methodology and key assumptions are as follows (dollars in millions):

	Fair Value	Weighted-average estimated useful life (in years)	Valuation Methodology	Key Assumptions
Customer relationships	$513	19 years	Multi-period excess earnings	Revenue growth rates, estimated earnings, discount rate, customer attrition rates
Trade names	127	8 years	Relief-from-royalty	Revenue growth rates, royalty rates, discount rate
Developed technology	235	6 years	Relief-from-royalty	Revenue growth rates, royalty rates, discount rate, obsolescence factors
Total identified intangible assets acquired	$875

Included in the Company's results for the three and nine months ended September 30, 2026 were Net sales of $653 million and $2,032 million, respectively, and $32 million and $58 million, respectively, of Operating income related to Allison Off-Highway. The Company recognized $4 million and $30 million of Acquisition-related expenses during the three and nine months ended September 30, 2026, respectively, and $14 million and $38 million during the three and nine months ended September 30, 2025, respectively, which were recorded in Selling, general and administrative in the Company's Condensed Consolidated Statements of Comprehensive Income and primarily consisted of consulting and legal fees.

Supplemental Pro-Forma Information (unaudited)

The following table presents supplemental pro-forma information for the three and nine months ended September 30, 2026 as if the Acquisition had occurred on January 1, 2025. These amounts have been calculated after applying the Company's accounting policies and are based upon currently available information. The primary adjustments reflected in the pro-forma results relate to increased interest expense for debt used to fund the Acquisition, inclusion of Acquisition-related costs and the impact of purchase accounting adjustments primarily related to amortization of intangibles, depreciation of fixed assets and inventory step-up. Pre-Acquisition net sales and net income amounts for the Acquisition were derived from the books and records of the Acquired Off-Highway Business prepared prior to the Acquisition, are presented for informational purposes only and do not purport to be indicative of the results of future operations or of the results that would have been achieved had the Acquired Off-Highway Business been combined with the Company during the pre-Acquisition period presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	$1,534	$1,320	$4,506	$4,162
Net income	$191	$158	$562	$441

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

Recently Adopted Accounting Standards

In November 2025, the FASB issued authoritative accounting guidance to amend certain aspects of the existing hedge accounting guidance to more closely align hedge accounting with the economics of an entity's risk management activities. The amendments simplified the requirements to designate a group of individual forecasted transactions from having a shared risk exposure to having a similar risk exposure. In addition, the application of hedge accounting no longer is limited by whether the execution of the nonfinancial purchase or sale transaction is in the spot or forward market. The guidance permits early adoption, which management has elected, and it has been applied prospectively. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements. See "Note H. Derivatives" and "Note P. Accumulated Other Comprehensive Loss" for more information on the Company's derivative instruments.

Recently Issued Accounting Pronouncements

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

The Company recorded no material adjustments based on variable consideration during any of the three or nine months ended September 30, 2026 or 2025.

Payment terms with our customers are established based on an assessment of the customer's credit worthiness and industry and regional practices and generally do not exceed 180 days. For certain goods or services, the Company receives consideration prior to satisfying the related performance obligation. Such consideration is recorded as a contract liability in current and non-current deferred revenue as of September 30, 2026 and December 31, 2025. See "Note K. Deferred Revenue” for more information, including the amount of revenue earned during each of the three and nine months ended September 30, 2026 and 2025 that had been previously deferred. The Company had no material contract assets as of either September 30, 2026 or December 31, 2025.

The following presents revenue from the Company's two reportable segments, Allison Transmission and Allison Off-Highway, disaggregated by each segment and its respective end markets that best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Allison Transmission
North America On-Highway	$462	$327	$1,267	$1,179
Outside North America On-Highway	129	122	371	376
Global Off-Highway	15	7	45	41
Defense	94	78	280	194
Service Parts, Support Equipment and Other	181	159	511	483
Total Allison Transmission	881	693	2,474	2,273
Allison Off-Highway
Construction & Material Handling	232	—	708	—
Agriculture	130	—	436	—
Industrial	92	—	281	—
Mining	53	—	157	—
Service Parts, Specialty & Other	146	—	450	—
Total Allison Off-Highway	653	—	2,032	—
Total Net Sales	$1,534	$693	$4,506	$2,273

NOTE E. INVENTORIES

Inventories consisted of the following components (dollars in millions):

	September 30, 2026	December 31, 2025
Purchased parts and raw materials	$331	$168
Work in progress	247	19
Finished goods and service parts	279	129
Total inventories	$857	$316

Inventory components shipped to third parties, primarily cores, parts to re-manufacturers, and parts to contract manufacturers, which the Company has an obligation to buy back, are included in Purchased parts and raw materials, with an offsetting liability in Other current liabilities. See "Note M. Other Current Liabilities” for more information.

NOTE F. GOODWILL AND OTHER INTANGIBLE ASSETS

As of September 30, 2026 and December 31, 2025, the carrying value of the Company’s Goodwill was $2,828 million and $2,075 million, respectively. As of September 30, 2026, the Company allocated the goodwill from the Acquisition to its reporting units, assigning $132 million of goodwill to the Allison Transmission reportable segment and $638 million to the Allison Off-Highway reportable segment. The following presents a summary of the changes in the carrying amount of Goodwill by reportable segment (dollars in millions):

	Allison Transmission	Allison Off-Highway	Goodwill
Balance at December 31, 2025	$2,075	$—	$2,075
Acquired Off-Highway business	132	638	770
Foreign currency translation	—	(17)	(17)
Net current period impact to goodwill	132	621	753
Balance at September 30, 2026	$2,207	$621	$2,828

The following presents a summary of other intangible assets (dollars in millions):

	September 30, 2026			December 31, 2025
	Intangible assets, gross	Accumulated amortization	Intangible assets, net	Intangible assets, gross	Accumulated amortization	Intangible assets, net
Other intangible assets:
Trade name - indefinite-lived	$790	$—	$790	$790	$—	$790
Trade name - definite-lived	123	(10)	113	1	—	1
Customer relationships — commercial	1,336	(858)	478	839	(839)	—
Proprietary technology	718	(517)	201	484	(481)	3
Total	$2,967	$(1,385)	$1,582	$2,114	$(1,320)	$794

Amortization expense related to other intangible assets for the next five fiscal years is expected to be (dollars in millions):

	2027	2028	2029	2030	2031	Thereafter
Amortization expense	$81	$81	$80	$80	$74	$375

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

Level 3 — Certain inputs are unobservable or have little or no market data available. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At each balance sheet date, the Company performs an analysis of all instruments subject to authoritative accounting guidance and includes, in Level 3, all of those whose fair value is based on significant unobservable inputs. As of September 30, 2026 and December 31, 2025, the Company did not have any Level 3 financial assets or liabilities.

The following table summarizes the Company’s financial assets and (liabilities) measured at fair value as of September 30, 2026 and December 31, 2025 (dollars in millions):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		TOTAL
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Cash equivalents	$117	$134	$—	$—	$117	$134
Marketable securities	14	24	—	—	14	24
Rabbi trust assets	25	24	—	—	25	24
Deferred compensation obligation	(25)	(24)	—	—	(25)	(24)
Derivative assets	—	—	15	—	15	—
Derivative liabilities	—	—	(14)	—	(14)	—
Debt securities	—	—	3	3	3	3
Total	$131	$158	$4	$3	$135	$161

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

A description of the Company’s Level 2 assets and liabilities is as follows:

•
Derivative assets and liabilities consist of cross-currency swaps and foreign exchange forward contracts. The cross-currency swaps are designated as hedging instruments against a net investment in the Company's euro-functional subsidiaries. The Company measures the fair value of its cross-currency swaps using discounted cash flow calculations based upon observable forward interest-rate yield curves. Certain of the foreign exchange forward contracts are cash flow hedges and others are non-designated hedges. The Company measures the fair value of its foreign exchange forward contracts using discounted cash flow calculations based upon observable forward interest-rate yield curves. See "Note H. Derivatives" for more information regarding the Company's cross-currency swaps and foreign exchange forward contracts.
•
Debt securities are classified as available-for-sale and qualify as Level 2 in the fair value hierarchy.

The Company holds equity securities in unconsolidated entities without a readily determinable fair value. Each of these investments represents a less than 20% ownership interest in the respective privately-held entity, and the Company does not maintain significant influence over or control of any of the entities. The Company has elected the measurement alternative and measures the investments at cost, less any impairment, plus or minus adjustments related to observable price changes in orderly transactions for identical or similar investments of the same issuer. These equity investments are recorded in Other non-current assets in the Condensed Consolidated Balance Sheets, with changes in the value recorded in Other (expense) income, net in the Condensed Consolidated Statements of Comprehensive Income. As of September 30, 2026 and December 31, 2025, the Company held equity securities without a readily determinable fair value of $10 million and $8 million, respectively. During the three and nine months ended September 30, 2026, no impairment charges or adjustments resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer occurred for any of these investments.

NOTE H. DERIVATIVES

The Company’s global operations expose it to fluctuations in foreign currency exchange rates. To manage this exposure, the Company uses cross‑currency swap contracts that are designated as net investment hedges and foreign exchange forward contracts, which are either designated as cash flow hedges or non-designated hedges. These derivative instruments are used in accordance with the Company's risk management strategy to reduce foreign currency exchange risk and are not intended to be speculative in nature. Hedge effectiveness is assessed at inception and quarterly thereafter.

The following table presents the fair value of the Company's derivative instruments and their location in the Condensed Consolidated Balance Sheets (dollars in millions):

		Fair Value
	Balance Sheet Location	September 30, 2026	December 31, 2025
Designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$1	$—
Cross-currency swaps	Other current assets	$12	$—
Foreign exchange forward contracts	Other current liabilities	$2	$—
Cross-currency swaps	Other non-current liabilities	$11	$—

Non-designated:
Foreign exchange forward contracts	Other current assets	$2	$—
Foreign exchange forward contracts	Other current liabilities	$1	$—

Cash Flow Hedges

The Company's foreign exchange forward contracts designated as cash flow hedges effectively hedge forecasted foreign currency cash flows over a rolling 15-month horizon, with hedge ratios declining from approximately 75% for the nearest months to 25% for the furthest months. As of September 30, 2026, the Company held foreign exchange forward contracts designated as cash flow hedges with an aggregate notional amount of $435 million in the following currencies: Hungarian forint, Indian rupee, United States dollar, euro, Chinese yuan, Norwegian krone and the offshore Chinese yuan.

Gains and losses on these foreign exchange forward contracts offset gains and losses of the underlying foreign currency exposures. These foreign exchange forward contracts are designated as cash flow hedges. Any unrealized changes in fair value are recorded in Accumulated Other Comprehensive Loss, net of tax (AOCL), within the Condensed Consolidated Balance Sheets. These amounts are reclassified into earnings when the hedged transactions occur and affect the same line in the Condensed Consolidated Statements of Comprehensive Income as the hedged item of Net sales, Cost of sales, Selling, general and administrative or Other (expense) income, net. All of these foreign exchange forward contracts were highly effective in hedging the variability in future cash flows attributable to changes in currency exchange rates at September 30, 2026. The balance of foreign exchange forward derivative net losses recorded in AOCL as of September 30, 2026 was $1 million and none as of December 31, 2025. See "Note P. Accumulated Other Comprehensive Loss” for information regarding activity recorded as a component of AOCL during the three and nine months ended September 30, 2026 and 2025.

During the next twelve months, $1 million of pretax gains on cash flow hedges are expected to be reclassified from AOCL into the correlated line in the Condensed Consolidated Statements of Comprehensive Income as the hedged forecasted transactions. No amounts were reclassified from AOCL into earnings during the three and nine months ended September 30, 2026 as a result of the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring.

Net Investment Hedges

The Company held cross-currency swap contracts that, in the aggregate, effectively hedge $1,000 million of the euro exposure associated with the Company's net investment in its euro-functional subsidiaries and expire over a seven-year period. The cross-currency swaps are a portfolio of designated hedging instruments that qualify for hedge accounting under the net investment hedge model using the spot method. Fair value adjustments of the Company's cross-currency swaps are recorded as foreign currency translation, a component of AOCL. Under the spot method, the hedge effectiveness is based solely on the changes in the spot foreign exchange rates, and it excludes the interest rate differential of the receive-fixed, pay-fixed cross-currency swaps. These amounts will remain in AOCL until the corresponding net investments are sold or substantially liquidated. The initial value of the excluded portion, the interest rate differential, is amortized into earnings using a systematic and rational method over the life of the derivative instrument, and any difference between the change in fair value of the excluded component and the amount recognized in earnings is recorded in foreign currency translation, a component of AOCL.

During the nine months ended September 30, 2026, the Company received $21 million and paid $17 million of cash interest rate settlements. The Company records these interest rate settlements as investing activities in the Condensed Consolidated Statements of Cash Flows, consistent with the nature of the derivative instruments. The Company recognizes the amounts excluded from the assessment of hedge effectiveness in Interest expense, net. During the three and nine months ended September 30, 2026, the Company recognized $3 million and $4 million, respectively, of interest income in Interest expense, net, related to these amounts. The Company did not have any cross-currency swaps in 2025. See "Note G. Fair Value of Financial Instruments” for information regarding the fair value of the Company’s cross-currency swaps.

During the three and nine months ended September 30, 2026, the Company recognized pretax gains of $8 million and $1 million, respectively, on the cross-currency swaps in foreign currency translation, a component of AOCL. The Company did not have any cross-currency swaps in 2025. See "Note P. Accumulated Other Comprehensive Loss” for information regarding activity recorded as a component of AOCL during the three and nine months ended September 30, 2026 and 2025.

Non-designated Hedges

The Company's non-designated foreign exchange forward contracts hedge foreign currency exposure on the Company's Condensed Consolidated Balance Sheets. As of September 30, 2026, the Company held non-designated foreign exchange forward contracts with an aggregate notional amount of $80 million in the following currencies: Hungarian forint, Indian rupee, United States dollar, euro, Norwegian krone and the offshore Chinese yuan,.

Gains and losses resulting from changes in fair value and trade settlements for the Company's foreign exchange forward contracts, not designated for hedge accounting, are recorded in Other (expense) income, net in the Condensed Consolidated Statements of Comprehensive Income. During each of the three and nine months ended September 30, 2026, net gains of $2 million were recorded on these contracts. The Company did not have any foreign exchange forward contracts in 2025.

NOTE I. DEBT

Long-term debt and maturities are as follows (dollars in millions):

	September 30, 2026	December 31, 2025
Long-term debt:
Senior Notes, fixed 4.75%, due 2027	$300	$400
Senior Notes, fixed 5.875%, due 2029	500	500
Senior Notes, fixed 3.75%, due 2031	1,000	1,000
Senior Secured Credit Facility Term Loan, variable, due 2031	505	509
Senior Notes, fixed 5.875%, due 2033	500	500
Senior Secured Credit Facility Term Loan, variable, due 2033	1,194	—
Finance lease liabilities	38	—
Total long-term debt	$4,037	$2,909
Less: current maturities of long-term debt	20	5
Deferred financing costs, net	25	19
Total long-term debt, net	$3,992	$2,885

As of September 30, 2026, the Company had $4,037 million of indebtedness associated with ATI's 4.75% Senior Notes due October 2027 (“4.75% Senior Notes 2027”), ATI’s 5.875% Senior Notes due June 2029 (“5.875% Senior Notes 2029”), ATI’s 3.75% Senior Notes due January 2031 (“3.75% Senior Notes 2031”), ATI's 5.875% Senior Notes due December 2033 ("5.875% Senior Notes 2033" and, together with the 4.75% Senior Notes 2027, 5.875% Senior Notes 2029 and 3.75% Senior Notes 2031, the “Senior Notes”), the Second Amended and Restated Credit Agreement dated as of March 29, 2019, as amended (the “Credit Agreement”), governing ATI’s term loan facility in the amount of $505 million due March 2031 (“Term Loan”), ATI's incremental term loan in the amount of $1,194 million due January 2033 ("Incremental Term Loan"), ATI’s revolving credit facility with commitments in the amount of $1,000 million due January 2031 (the "Revolving Credit Facility" and, together with the Term Loan and Incremental Term Loan, the “Senior Secured Credit Facility”) and the Company's finance lease liabilities.

The fair value of the Company’s long-term debt obligations as of September 30, 2026 was $3,898 million. The fair value is based on quoted Level 2 market prices of the Company’s debt as of September 30, 2026. The difference between the fair value and carrying value of the long-term debt is driven primarily by trends in the financial markets.

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

The borrowings under the Senior Secured Credit Facility are collateralized by a lien on substantially all assets of the Company, ATI and certain existing and future U.S. subsidiary guarantors, as provided in the Credit Agreement. Interest on the Incremental Term Loan, as of September 30, 2026, is either (a) 1.75% over a SOFR rate on deposits in U.S. dollars for one-, three- or six-month periods (or a twelve-month period if, at the time of the borrowing, consented to by all relevant lenders and the administrative agent) ("Term SOFR"), or (b) 0.75% over the greater of the prime lending rate as quoted by the administrative agent, the Term SOFR rate for an interest period of one month plus 1.00% and the federal funds effective rate published by the Federal Reserve Bank of New York plus 0.50%, subject to a 1.00% floor (the "Base Rate"). As of September 30, 2026, the Company elected to pay the lowest all-in rate of Term SOFR plus the applicable margin, or 5.54%, on the Incremental Term Loan.

Interest on the Term Loan, as of September 30, 2026, is either (a) 1.50% over the Term SOFR rate, or (b) 0.50% over the Base Rate. As of September 30, 2026, the Company elected to pay the lowest all-in rate of Term SOFR plus the applicable margin, or 5.29%, on the Term Loan.

The Credit Agreement requires minimum quarterly principal payments on the Term Loan and Incremental Term Loan, as well as prepayments from certain net cash proceeds of non-ordinary course asset sales and casualty and condemnation events, the incurrence of certain debt and from a percentage of excess cash flow, if applicable. The minimum required quarterly principal payment on the Term Loan through its maturity date of March 2031 is $1 million and the minimum required quarterly payment on the Incremental Term Loan through its maturity date of January 2033 is $3 million. As of September 30, 2026, there had been no payments required for certain net cash proceeds of non-ordinary course asset sales and casualty and condemnation events. The remaining principal balances are due upon maturity of the Term Loan and the Incremental Term Loan.

The Senior Secured Credit Facility also provides a Revolving Credit Facility, net of an allowance for up to $75 million in outstanding letters of credit commitments. During the nine months ended September 30, 2026, the Company withdrew $300 million to partially fund the Acquisition and fully repaid the outstanding balance on the Revolving Credit Facility. The maximum amount outstanding at any time during the nine months ended September 30, 2026 was $300 million. As of September 30, 2026, the Company had $996 million available under the Revolving Credit Facility, net of $4 million in letters of credit. Borrowings under the Revolving Credit Facility bear interest at a variable base rate plus an applicable margin based on the Company’s first lien net leverage ratio. When the Company’s first lien net leverage ratio is above 4.00x, interest on the Revolving Credit Facility is (a) 0.75% over the Base Rate or (b) 1.75% over the Term SOFR rate; when the Company’s first lien net leverage ratio is equal to or less than 4.00x and above 3.50x, interest on the Revolving Credit Facility is (i) 0.50% over the Base Rate or (ii) 1.50% over the Term SOFR rate; and when the Company’s first lien net leverage ratio is equal to or below 3.50x, interest on the Revolving Credit Facility is (y) 0.25% over the Base Rate or (z) 1.25% over the Term SOFR rate. In addition, there is an annual commitment fee, based on the Company’s first lien net leverage ratio, on the average unused revolving credit borrowings available under the Revolving Credit Facility. As of September 30, 2026, the commitment fee was 0.25%. Borrowings under the Revolving Credit Facility are payable at the option of the Company throughout the term of the Revolving Credit Facility with the balance due in January 2031.

The Senior Secured Credit Facility requires the Company to maintain a specified maximum first lien net leverage ratio of 5.50x when revolving loan commitments remain outstanding on the Revolving Credit Facility at the end of a fiscal quarter. As of September 30, 2026, the Company was in compliance with the maximum first lien net leverage ratio, achieving a 0.84x ratio. Additionally, within the terms of the Senior Secured Credit Facility, a first lien net leverage ratio at or below 4.00x results in the elimination of excess cash flow payments on the Senior Secured Credit Facility for the applicable year.

In addition, the Credit Agreement, among other things, includes customary restrictions (subject to certain exceptions) on the Company’s ability to incur certain indebtedness, grant certain liens, make certain investments, engage in acquisitions, consolidations and mergers, declare or pay certain dividends or repurchase shares of the

Company’s common stock. As of September 30, 2026, the Company was in compliance with all covenants under the Credit Agreement.

Senior Notes

In September 2026, the Company made a $100 million redemption payment on the 4.75% Senior Notes.

Each series of the Senior Notes is unsecured and is guaranteed by each of ATI’s domestic subsidiaries that is a borrower under or guarantees the Senior Secured Credit Facility and is unconditionally guaranteed, jointly and severally, by any of ATI’s future domestic subsidiaries that are borrowers under or guarantee the Senior Secured Credit Facility. None of ATI’s domestic subsidiaries currently guarantee its obligations under the Senior Secured Credit Facility, and therefore none of ATI’s domestic subsidiaries currently guarantee any series of the Senior Notes. The indentures governing the Senior Notes contain negative covenants restricting or limiting the Company’s ability to, among other things: incur or guarantee additional indebtedness, incur liens, pay dividends on, redeem or repurchase the Company’s capital stock, make certain investments, permit payment or dividend restrictions on certain of the Company’s subsidiaries, sell assets, engage in certain transactions with affiliates, and consolidate or merge or sell all or substantially all of the Company’s assets. As of September 30, 2026, the Company was in compliance with all covenants under the indentures governing the Senior Notes.

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

NOTE J. PRODUCT WARRANTY LIABILITIES

As of September 30, 2026, current and non-current product warranty liabilities were $61 million and $66 million, respectively. As of September 30, 2025, current and non-current product warranty liabilities were $34 million and $47 million, respectively.

Product warranty liability activities consisted of the following (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning balance	$128	$79	$84	$67
Acquired warranty liabilities	—	—	38	—
Increase in liability (warranty issued during period)	13	9	40	26
Payments	(10)	(9)	(35)	(27)
Net adjustments to liability	(4)	2	—	15
Ending balance	$127	$81	$127	$81

NOTE K. DEFERRED REVENUE

As of September 30, 2026, current and non-current deferred revenue were $74 million and $105 million, respectively. As of September 30, 2025, current and non-current deferred revenue were $35 million and $101 million, respectively.

Deferred revenue activity consisted of the following (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning balance	$178	$136	$137	$136
Increases	19	9	66	36
Revenue earned	(18)	(9)	(55)	(36)
Acquired deferred revenue	—	—	31	—
Ending balance	$179	$136	$179	$136

Deferred revenue recorded in current and non-current liabilities related to ETC as of September 30, 2026 was $33 million and $104 million, respectively. Deferred revenue recorded in current and non-current liabilities related to ETC as of September 30, 2025 was $29 million and $101 million, respectively.

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

ROU assets are calculated as the related lease liability adjusted for lease incentives, any initial direct costs, prepayments and the effect of escalating lease payments on period expense. During the nine months ended September 30, 2026, the Company recorded $76 million and $39 million of new ROU assets obtained in exchange for operating lease obligations and financing lease obligations, respectively, of which $53 million of the operating leases and $35 million of the finance leases were acquired in the Acquisition. The Company also acquired a below market lease in the Acquisition, resulting in the recognition of a favorable lease asset of $36 million. During the nine months ended September 30, 2025, the Company recorded $2 million of new ROU assets obtained in exchange for operating lease obligations and no financing lease obligations.

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

The balances for the operating and finance leases where the Company is the lessee are presented as follows within the Company’s Condensed Consolidated Balance Sheets (dollars in millions):

	September 30, 2026	December 31, 2025
Operating leases:
Other non-current assets	$112	$18

Other current liabilities	$15	$5
Other non-current liabilities	64	13
Total operating lease liabilities	$79	$18

Finance leases:
Property, plant and equipment, net	$37	$—

Current portion of long-term debt	$3	$—
Long-term debt	35	—
Total finance lease liabilities	$38	$—

The components of lease expense were as follows within the Company’s Condensed Consolidated Statements of Comprehensive Income (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease expense:
Operating lease expense	$5	$2	$15	$5

Finance lease expense:
Amortization of leased assets	$1	$—	$3	$—
Total lease expense	$6	$2	$18	$5

Other information related to leases where the Company is the lessee was as follows:

	September 30, 2026	December 31, 2025
Weighted-average remaining lease term (in years):
Operating leases	8.6	4.8
Finance leases	16.1	N/A

Weighted-average discount rate:
Operating leases	5.65%	4.86%
Finance leases	3.28%	N/A

The following table reconciles future undiscounted cash flows for operating leases and financing leases to total lease liabilities as of September 30, 2026 (dollars in millions):

	Operating Leases	Finance Leases
For the remainder of 2026	$5	$1
2027	18	4
2028	15	4
2029	10	4
2030	8	3
Thereafter	51	33
Total lease payments	107	49
Less: Interest	28	11
Present value of lease liabilities	79	38
Less: Current portion	15	3
Long-term portion of lease obligations	$64	$35

NOTE M. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following (dollars in millions):

	September 30, 2026	December 31, 2025
Payroll and related costs	$190	$34
Sales incentives	74	47
Accrued interest payable	38	28
Taxes payable	47	21
Vendor buyback obligation	21	21
Other accruals	84	46
Total	$454	$197

NOTE N. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost (credit) consisted of the following (dollars in millions):

	Pension Plans		Post-retirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2026	2025	2026	2025
Net periodic benefit cost (credit):
Service cost	$2	$—	$—	$—
Interest cost	4	1	1	—
Expected return on assets	(4)	(1)	—	—
Prior service credit	—	—	(1)	(1)
Recognized actuarial gain	—	—	—	(1)
Net periodic benefit cost (credit)	$2	$—	$—	$(2)

	Pension Plans		Post-retirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net periodic benefit cost (credit):
Service cost	$5	$2	$—	$—
Interest cost	12	5	3	2
Expected return on assets	(11)	(5)	—	—
Prior service credit	—	—	(2)	(3)
Recognized actuarial gain	—	—	—	(3)
Net periodic benefit cost (credit)	$6	$2	$1	$(4)

The components of net periodic benefit cost (credit) other than the service cost component are included in Other (expense) income, net in the Condensed Consolidated Statements of Comprehensive Income.

NOTE O. INCOME TAXES

For the three and nine months ended September 30, 2026, the Company recorded total income tax expense of $47 million and $114 million, respectively. The effective tax rate for the three and nine months ended September 30, 2026 was 20% and 19%, respectively. For the three and nine months ended September 30, 2025, the Company recorded total income tax expense of $45 million and $133 million, respectively. The effective tax rate for each of the three and nine months ended September 30, 2025 was 25% and 20%, respectively. The decrease in income tax expense for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was principally driven by lower taxable income. The decrease in the effective tax rate for the three months ended September 30, 2026 compared to the three months ended September 30,2025 was principally driven by impacts related to the One Big Beautiful Bill Act passed in 2025.

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

NOTE P. ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in components of AOCL consisted of the following (dollars in millions):

	Three Months Ended
	Pension and OPEB liability adjustments	Interest rate swaps	Cross-currency swaps	Foreign exchange forwards	Foreign currency items	Total
AOCL as of June 30, 2025	$(6)	$3	$—	$—	$(34)	$(37)
Other comprehensive loss before reclassifications	—	—	—	—	(1)	(1)
Amounts reclassified from AOCL	(2)	(2)	—	—	—	(4)
Income tax expense	—	(1)	—	—	—	(1)
Net current period other comprehensive loss	$(2)	$(3)	$—	$—	$(1)	$(6)
AOCL as of September 30, 2025	$(8)	$—	$—	$—	$(35)	$(43)
AOCL as of June 30, 2026	$(22)	$—	$(6)	$—	$(106)	$(134)
Other comprehensive income (loss) before reclassifications	—	—	8	(1)	(26)	(19)
Income tax expense	—	—	(1)	—	—	(1)
Net current period other comprehensive income (loss)	$—	$—	$7	$(1)	$(26)	$(20)
AOCL as of September 30, 2026	$(22)	$—	$1	$(1)	$(132)	$(154)

	Nine Months Ended
	Pension and OPEB liability adjustments	Interest rate swaps	Cross-currency swaps	Foreign exchange forwards	Foreign currency items	Total
AOCL as of December 31, 2024	$(3)	$5	$—	$—	$(53)	$(51)
Other comprehensive income before reclassifications	—	1	—	—	18	19
Amounts reclassified from AOCL	(6)	(6)	—	—	—	(12)
Income tax benefit	1	—	—	—	—	1
Net current period other comprehensive (loss) income	$(5)	$(5)	$—	$—	$18	$8
AOCL as of September 30, 2025	$(8)	$—	$—	$—	$(35)	$(43)
AOCL as of December 31, 2025	$(20)	$—	$—	$—	$(36)	$(56)
Other comprehensive income (loss) before reclassifications	—	—	1	(1)	(96)	(96)
Amounts reclassified from AOCL	(2)	—	—	—	—	(2)
Net current period other comprehensive (loss) income	$(2)	$—	$1	$(1)	$(96)	$(98)
AOCL as of September 30, 2026	$(22)	$—	$1	$(1)	$(132)	$(154)

The following table shows the location in the Condensed Consolidated Statements of Comprehensive Income affected by reclassifications from AOCL (dollars in millions):

	Amounts reclassified from AOCL
AOCL Components	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Affected line item in the Condensed Consolidated Statements of Comprehensive Income
Prior service credit	$—	$1	Other (expense) income, net
Recognized actuarial gain	—	1	Other (expense) income, net
Interest rate swaps	—	2	Interest expense, net
Total reclassifications, before tax	$—	$4	Income before income taxes
Income tax expense	—	(1)	Income tax expense
Total reclassifications, net of tax	$—	$3

	Amounts reclassified from AOCL
AOCL Components	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025	Affected line item in the Condensed Consolidated Statements of Comprehensive Income
Prior service credit	$2	$3	Other (expense) income, net
Recognized actuarial gain	—	3	Other (expense) income, net
Interest rate swaps	—	6	Interest expense, net
Total reclassifications, before tax	$2	$12	Income before income taxes
Income tax expense	—	(3)	Income tax expense
Total reclassifications, net of tax	$2	$9

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

NOTE R. EARNINGS PER SHARE

The following table reconciles the numerators and denominators used to calculate basic EPS and diluted EPS (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$191	$137	$484	$524
Weighted average shares of common stock outstanding	83	84	83	84
Dilutive effect of stock-based awards	—	—	1	1
Diluted weighted average shares of common stock outstanding	83	84	84	85
Basic earnings per share attributable to common stockholders	$2.30	$1.63	$5.83	$6.24
Diluted earnings per share attributable to common stockholders	$2.30	$1.63	$5.76	$6.16

The dilutive impact of stock-based compensation is calculated using the treasury stock method. The treasury stock method assumes that the Company uses the proceeds from the exercise of awards to repurchase common stock at the average market price during the period. For each of the three and nine months ended September 30, 2026 and 2025, there were no outstanding stock options that were anti-dilutive and excluded from the diluted EPS calculation. Basic and diluted EPS for the full-year are calculated using the weighted average shares of common stock outstanding during the year while quarterly basic and diluted EPS are calculated using the weighted average shares of common stock outstanding during the quarter; therefore, the sum of each quarter's EPS may not equal full-year EPS.

NOTE S. COMMON STOCK

The Board of Directors has authorized the Company to repurchase up to $5,000 million of its common stock pursuant to a stock repurchase program (the "Repurchase Program"). During the three and nine months ended September 30, 2026, the Company repurchased approximately $57 million and $124 million, respectively, of its common stock under the Repurchase Program, leaving $1,068 million of authorized repurchases remaining under the Repurchase Program as of September 30, 2026. The Repurchase Program has no termination date, and the timing and amount of stock purchases are subject to market conditions and corporate needs. The Repurchase Program may be modified, suspended or discontinued at any time at the Company’s discretion.

NOTE T. SEGMENT INFORMATION

The Company’s chief operating decision maker (“CODM”) is its Chair, President and Chief Executive Officer. The CODM evaluates the Company’s segment operating performance and makes decisions regarding the allocation of resources based on Segment Operating Profit.

The CODM assesses segment performance utilizing Segment Operating Profit primarily through comparisons of budgeted results to actual results and period‑over‑period variances. Certain variances identified through this analysis are evaluated to assist the CODM in assessing segment operating performance and making resource allocation decisions.

The significant expenses that are regularly provided to the CODM and included in Segment Operating Profit are cost of sales, selling, general and administrative expenses, and engineering — research and development expenses.

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

The following presents a financial summary of the Company’s reportable segments (dollars in millions):

	Three Months Ended September 30, 2026
	Allison Transmission	Allison Off-Highway	Total Segments
Total sales	$881	$657	$1,538
less: Intersegment sales	—	4	4
Total Net Sales	881	653	1,534
less:
Cost of sales	474	555
Selling, general and administrative	62	52
Engineering — research and development	45	14
Segment Operating Profit	$300	$32	$332
Depreciation of property, plant and equipment	$31	$25
Amortization expense	$1	$21
Additions of long-lived assets	$52	$13

	Three Months Ended September 30, 2025
	Allison Transmission	Allison Off-Highway	Total Segments
Total sales	$693	$—	$693
less: Intersegment sales	—	—	—
Total Net Sales	693	—	693
less:
Cost of sales	363	—
Selling, general and administrative	55	—
Engineering — research and development	43	—
Segment Operating Profit	$232	$—	$232
Depreciation of property, plant and equipment	$30	$—
Amortization expense	$2	$—
Additions of long-lived assets	$44	$—

	Nine Months Ended September 30, 2026
	Allison Transmission	Allison Off-Highway	Total Segments
Total sales	$2,474	$2,042	$4,516
less: Intersegment sales	—	10	10
Total Net Sales	2,474	2,032	4,506
less:
Cost of sales	1,314	1,766
Selling, general and administrative	202	164
Engineering — research and development	125	44
Segment Operating Profit	$833	$58	$891
Depreciation of property, plant and equipment	$92	$85
Amortization expense	$2	$64
Additions of long-lived assets	$116	$33

	Nine Months Ended September 30, 2025
	Allison Transmission	Allison Off-Highway	Total Segments
Total sales	$2,273	$—	$2,273
less: Intersegment sales	—	—	—
Total Net Sales	2,273	—	2,273
less:
Cost of sales	1,162	—
Selling, general and administrative	192	—
Engineering — research and development	128	—
Segment Operating Profit	$791	$—	$791
Depreciation of property, plant and equipment	$87	$—
Amortization expense	$5	$—
Additions of long-lived assets	$101	$—

A reconciliation of reportable segments’ Total Segment Operating Profit to Income before income taxes included in the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2026 and 2025 is as follows (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total Segment Operating Profit	$332	$232	$891	$791
Interest expense, net	(51)	(24)	(166)	(67)
Other (expense) income, net	(15)	2	(26)	15
Central group function costs (a)	(28)	(28)	(101)	(82)
Income before income taxes	$238	$182	$598	$657

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

The statements in this discussion regarding industry trends, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Cautionary Note Regarding Forward-Looking Statements” and Part II, Item 1A “Risk Factors” below, and in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the Securities and Exchange Commission ("SEC") on February 24, 2026 (the "2025 Annual Report on Form 10-K"). Our actual results may differ materially from those contained in or implied by any forward-looking statements.

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

Trends Impacting Our Business

In 2026, we expect to have higher net sales driven by the addition of Allison Off-Highway and higher net sales in Allison Transmission driven primarily by the On-Highway and Defense end markets.

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

Cost of sales

Our primary components of cost of sales are purchased parts, the overhead expense related to our manufacturing operations and direct labor associated with the manufacture and assembly of vehicle propulsion solutions and parts. For the nine months ended September 30, 2026, direct material costs were approximately 65%, overhead costs were approximately 29%, and direct labor costs were approximately 6% of cost of sales. We are subject to changes in our cost of sales caused by movements in underlying commodity prices. We seek to hedge against this risk by using long-term agreements (“LTAs”), as appropriate. See Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk” included below.

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

Results of Operations

Allison Consolidated Comparison of the three months ended September 30, 2026 and 2025

The following table sets forth certain financial information for the three months ended September 30, 2026 and 2025. The following table and discussion should be read in conjunction with the information contained in our condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Three Months Ended September 30,
(unaudited, dollars in millions)	2026	% of net sales	2025	% of net sales
Net sales	$1,534	100%	$693	100%
Cost of sales	1,029	67	363	52
Gross Profit	505	33	330	48
Operating Expenses:
Selling, general and administrative	142	9	83	12
Engineering — research and development	59	4	43	6
Total Operating Expenses	201	13	126	18
Operating Income	304	20	204	29
Interest expense, net	(51)	(3)	(24)	(3)
Other (expense) income, net	(15)	(1)	2	—
Income before income taxes	238	16	182	26
Income tax expense	(47)	(4)	(45)	(6)
Net income	$191	12%	$137	20%

Off-Highway acquisition

On January 1, 2026, we completed the Acquisition. Our results of operations include all activity of the Acquired Off-Highway Business since the Closing Date within the Allison Off-Highway reportable segment.

Net sales

The Allison Off-Highway segment generated $653 million of net sales for the three months ended September 30, 2026.

The Allison Transmission segment generated $881 million of net sales for the three months ended September 30, 2026. Net sales increased $188 million, or 27%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

The increase was principally driven by the following:

•
North America On-Highway end market net sales increased $135 million, or 41%, principally driven by higher demand for medium-duty trucks and class 8 vocational trucks, price increases on certain products and increased demand for hybrid transit buses.
•
Service Parts, Support Equipment and Other end market net sales increased $22 million, or 14%, principally driven by price increases on certain products.
•
Defense end market net sales increased $16 million, or 21%, principally driven by increased demand for Tracked vehicle applications, price increases on certain products and the continued execution of our growth initiatives.
•
Global Off-Highway net sales increased $8 million, or 114%, principally driven by higher demand from the energy sector outside North America.
•
Outside North America On-Highway end market net sales increased $7 million, or 6%, principally driven by increased demand in Europe.

Cost of sales

Cost of sales for the three months ended September 30, 2026 was $1,029 million compared to $363 million for the three months ended September 30, 2025, an increase of 183%. $555 million of cost of goods sold was attributable to Allison Off-Highway, including $10 million of depreciation expense related to the stepped-up basis in property, plant and equipment. The remaining increase of $111 million was principally driven by higher direct material and manufacturing expense commensurate with increased net sales, unfavorable direct material costs and higher incentive compensation expense in Allison Transmission.

Gross profit

Gross profit for the three months ended September 30, 2026 was $505 million compared to $330 million for the three months ended September 30, 2025, an increase of 53%. $98 million of the increase in gross profit was attributable to Allison Off-Highway, while gross profit attributable to Allison Transmission increased $77 million, principally driven by higher volume in the North America On-Highway end market and $39 million of price increases on certain products, partially offset by higher direct material and manufacturing expense commensurate with increased net sales, unfavorable direct material costs and higher incentive compensation expense. Gross profit as a percent of net sales for the three months ended September 30, 2026 decreased 14.7 percentage points compared to the same period in 2025 principally driven by the addition of Allison Off-Highway, the products of which have a lower average gross profit as a percent of net sales profile compared to Allison Transmission products.

Selling, general and administrative

Selling, general and administrative expenses for the three months ended September 30, 2026 were $142 million compared to $83 million for the three months ended September 30, 2025, an increase of 71%. Selling, general and administrative expenses of $52 million were attributable to Allison Off-Highway, including $20 million of amortization expense for intangible assets recognized from the Acquisition. The remaining increase was principally driven by increased incentive compensation expense, partially offset by decreased expenses related to the Acquisition.

Engineering — research and development

Engineering expenses for the three months ended September 30, 2026 were $59 million compared to $43 million for the three months ended September 30, 2025, an increase of 37%. The increase was primarily due to engineering expenses of $14 million attributable to Allison Off-Highway.

Interest expense, net

Interest expense, net for the three months ended September 30, 2026 was $51 million compared to $24 million for the three months ended September 30, 2025, an increase of 113%. The increase was principally driven by $17 million of interest expense related to the Incremental Term Loan, $7 million of interest expense related to the 5.875% Senior Notes 2033 and $6 million of lower interest income.

Other (expense) income, net

Other (expense) income, net for the three months ended September 30, 2026 was other expense of ($15) million compared to other income of $2 million for the three months ended September 30, 2025. The change was principally driven by $17 million of restructuring charges related to Allison Off-Highway footprint optimization activities.

Income tax expense

Income tax expense for the three months ended September 30, 2026 was $47 million, resulting in an effective tax rate of 20%, compared to $45 million of income tax expense and an effective tax rate of 25% for the three months ended September 30, 2025. The increase in income tax expense was principally driven by higher income before income taxes, partially offset by a lower effective tax rate. The decrease in the effective tax rate was primarily driven by impacts related to the One Big Beautiful Bill Act enacted in 2025.

Allison Consolidated Comparison of the nine months ended September 30, 2026 and 2025

The following table sets forth certain financial information for the nine months ended September 30, 2026 and 2025. The following table and discussion should be read in conjunction with the information contained in our condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Nine Months Ended September 30,
(unaudited, dollars in millions)	2026	% of net sales	2025	% of net sales
Net sales	$4,506	100%	$2,273	100%
Cost of sales	3,080	68	1,162	51
Gross Profit	1,426	32	1,111	49
Operating Expenses:
Selling, general and administrative	467	10	274	12
Engineering — research and development	169	4	128	6
Total Operating Expenses	636	14	402	18
Operating Income	790	18	709	31
Interest expense, net	(166)	(4)	(67)	(3)
Other (expense) income, net	(26)	(1)	15	1
Income before income taxes	598	13	657	29
Income tax expense	(114)	(2)	(133)	(6)
Net income	$484	11%	$524	23%

Net sales

The Allison Off-Highway segment generated $2,032 million of net sales for the nine months ended September 30, 2026.

The Allison Transmission segment generated $2,474 million of net sales for the nine months ended September 30, 2026. Net sales increased $201 million, or 9%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

The increase was principally driven by the following:

•
North America On-Highway end market net sales increased $88 million, or 7%, principally driven by higher demand for medium-duty trucks and class 8 vocational trucks, price increases on certain products and increased demand for hybrid transit buses.
•
Defense end market net sales increased $86 million, or 44%, principally driven by increased demand for Tracked vehicle applications, price increases on certain products and the continued execution of our growth initiatives.
•
Service Parts, Support Equipment and Other end market net sales increased $28 million, or 6%, principally driven by price increases on certain products.
•
Global Off-Highway end market net sales increased $4 million, or 10%, principally driven by increased demand from the global energy sector, partially offset by lower demand from the global mining and construction sectors.

These increases were partially offset by the following:

•
Outside North America On-Highway end market net sales decreased $5 million, or 1%, principally driven by lower demand in Asia and South America, partially offset by price increases on certain products and higher demand in Europe.

Cost of sales

Cost of sales for the nine months ended September 30, 2026 was $3,080 million compared to $1,162 million for the nine months ended September 30, 2025, an increase of 165%. $1,766 million of cost of goods sold was attributable to Allison Off-Highway, including purchase price accounting allocations of $64 million of expense related to the stepped-up basis in inventory and $41 million of depreciation expense related to the stepped-up basis in property, plant and equipment. The remaining $152 million increase was principally driven by higher direct material and manufacturing expense commensurate with increased net sales, unfavorable direct material costs and higher incentive compensation expense in Allison Transmission.

Gross profit

Gross profit for the nine months ended September 30, 2026 was $1,426 million compared to $1,111 million for the nine months ended September 30, 2025, an increase of 28%. $266 million of the increase in gross profit was attributable to Allison Off-Highway, while the gross profit attributable to Allison Transmission increased $49 million, principally driven by $96 million of price increases on certain products and increased net sales in the North America On-Highway and Defense end markets, partially offset by higher direct material and manufacturing expense commensurate with increased net sales, unfavorable direct material costs and higher incentive compensation expense. Gross profit as a percent of net sales for the nine months ended September 30, 2026 decreased 17.3 percentage points compared to the same period in 2025 principally driven by the addition of Allison Off-Highway, the products of which have a lower average gross profit as a percent of net sales profile compared to Allison Transmission products.

Selling, general and administrative

Selling, general and administrative expenses were $467 million for the nine months ended September 30, 2026 compared to $274 million for the nine months ended September 30, 2025, an increase of 70%. Selling, general and administrative expenses of $164 million were attributable to Allison Off-Highway, including $61 million of amortization expense for intangible assets recognized from the Acquisition. The remaining increase of $29 million was principally driven by higher incentive compensation expense and increased commercial activities spending, partially offset by decreased expenses related to the Acquisition and lower product warranty expense.

Engineering — research and development

Engineering expenses for the nine months ended September 30, 2026 were $169 million compared to $128 million for the nine months ended September 30, 2025, an increase of 32%. Engineering expenses of $44 million were attributable to Allison Off-Highway. The remaining decrease was principally driven by decreased product initiatives spending in Allison Transmission, partially offset by higher incentive compensation expense.

Interest expense, net

Interest expense, net for the nine months ended September 30, 2026 was $166 million compared to $67 million for the nine months ended September 30, 2025, an increase of 148%. The increase was principally driven by $49 million of interest expense related to the Incremental Term Loan, $22 million of interest expense related to the 5.875% Senior Notes 2033 and $17 million of lower interest income.

Other (expense) income, net

Other (expense) income, net for the nine months ended September 30, 2026 was other expense of ($26) million compared to other income of $15 million for the nine months ended September 30, 2025. The change was principally driven by a $22 million change in unrealized mark-to-market adjustments for marketable securities and $17 million of restructuring charges related to Allison Off-Highway footprint optimization activities.

Income tax expense

Income tax expense for the nine months ended September 30, 2026 was $114 million, resulting in an effective tax rate of 19%, compared to $133 million of income tax expense and an effective tax rate of 20% for the nine months ended September 30, 2025. The decrease in income tax expense was principally driven by lower taxable income.

Non-GAAP Financial Measures

We use Adjusted Earnings before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) and Adjusted EBITDA as a percent of net sales to measure our operating profitability. We believe that Adjusted EBITDA and Adjusted EBITDA as a percent of net sales provide management, investors and creditors with useful measures of the operational results of our business and increase the period-to-period comparability of our operating profitability and comparability with other companies. Adjusted EBITDA as a percent of net sales is also used in the calculation of management’s incentive compensation program. The most directly comparable U.S. generally accepted accounting principles (“GAAP”) measures to Adjusted EBITDA and Adjusted EBITDA as a percent of net sales are Net income and Net income as a percent of net sales, respectively. Adjusted EBITDA is calculated as earnings before interest expense, net, income tax expense, amortization of intangible assets, depreciation of property, plant and equipment and other adjustments as defined by the Credit Agreement governing ATI's term loan facility in the amount of $505 million due March 2031 (“Term Loan”), the Incremental Term Loan and the Revolving Credit Facility (together, the "Senior Secured Credit Facility"). Adjusted EBITDA as a percent of net sales is calculated as Adjusted EBITDA divided by net sales.

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

The following is a reconciliation of Net income to Adjusted EBITDA, Net income as a percent of net sales to Adjusted EBITDA as a percent of net sales, and Net cash provided by operating activities to Adjusted free cash flow:

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited, dollars in millions)	2026	2025	2026	2025
Net income (GAAP)	$191	$137	$484	$524
plus:
Interest expense, net	51	24	166	67
Depreciation of property, plant and equipment	46	30	136	87
Income tax expense	47	45	114	133
Amortization of intangible assets	22	2	66	5
Recognition of stepped-up basis in inventory (a)	1	—	64	—
Depreciation related to stepped-up basis in assets (b)	10	—	41	—
Acquisition-related expenses (c)	4	14	30	38
Stock-based compensation expense (d)	8	6	25	20
Restructuring charges (e)	17	—	17	—
Unrealized loss (gain) on marketable securities (f)	2	(3)	11	(11)
Unrealized loss on foreign exchange (g)	—	—	3	—
Loss associated with impairment of long-lived assets (h)	—	—	2	—
Other (i)	1	1	7	2
Adjusted EBITDA (Non-GAAP)	$400	$256	$1,166	$865
Net sales (GAAP)	$1,534	$693	$4,506	$2,273
Net income as a percent of Net sales (GAAP)	12.5%	19.8%	10.7%	23.1%
Adjusted EBITDA as a percent of Net sales (Non-GAAP)	26.1%	36.9%	25.9%	38.1%
Net cash provided by operating activities (GAAP) (j)	$343	$228	$811	$593
Deductions to reconcile to Adjusted free cash flow:
Additions of long-lived assets	(65)	(44)	(149)	(101)
Adjusted free cash flow (Non-GAAP) (j)	$278	$184	$662	$492

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
(e)
Represents restructuring charges (recorded in Other (expense) income, net) related to Allison Off-Highway footprint optimization activities.
(f)
Represents unrealized losses (gains) (recorded in Other (expense) income, net) related to an investment in the common stock of Jing-Jin Electric Technologies Co. Ltd.
(g)
Represents losses (recorded in Other (expense) income, net) on intercompany financing transactions.
(h)
Represents a charge associated with the impairment of long-lived assets related to the production of certain electrified products.
(i)
Represents other adjustments as defined by the Credit Agreement.
(j)
Net cash provided by operating activities (GAAP) and Adjusted free cash flow (Non-GAAP) included $5 million and $13 million for the three months ended September 30, 2026 and 2025, respectively, and $46 million and $30 million for the nine months ended September 30, 2026 and 2025, respectively, of payments for expenses related to the Acquisition.

The following is a reconciliation of Net income to Adjusted net income, Basic EPS to Adjusted Basic EPS and Diluted EPS to Adjusted Diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited, dollars in millions, except per share data)	2026	2025	2026	2025
Net income (GAAP)	$191	$137	$484	$524
plus:
Recognition of the stepped-up basis in inventory (a)	1	—	64	—
Amortization expense	22	2	66	5
Depreciation of the stepped-up basis in property, plant and equipment (b)	10	—	41	—
Acquisition-related expenses (c)	4	14	30	38
Stock-based compensation expense (d)	8	6	25	20
Restructuring charges (e)	17	—	17	—
Loss associated with impairment of long-lived assets (f)	—	—	2	—
Income tax effect on adjustments (g)	(12)	(6)	(43)	(14)
Adjusted Net Income (Non-GAAP)	241	153	686	573

Basic EPS (GAAP)	$2.30	$1.63	$5.83	$6.24
Diluted EPS (GAAP)	$2.30	$1.63	$5.76	$6.16
Adjusted Basic EPS (Non-GAAP) (h)	$2.90	$1.82	$8.27	$6.82
Adjusted Diluted EPS (Non-GAAP) (h)	$2.90	$1.82	$8.17	$6.74

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
(e)
Represents restructuring charges (recorded in Other (expense) income, net) related to Allison Off-Highway footprint optimization activities.
(f)
Represents a charge associated with the impairment of long-lived assets related to the production of certain electrified products.
(g)
Represents the income tax effect on the adjustments calculated by applying our effective tax rate.
(h)
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

Operating Segment Results

Allison Transmission - Comparison of the three and nine months ended September 30, 2026 and 2025

The following tables set forth certain financial information for the three and nine months ended September 30, 2026 and 2025 and should be read in conjunction with the information contained in our condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Three Months Ended September 30,
(unaudited, dollars in millions)	2026	2025	Variance %
Segment Net Sales	$881	$693	27%
Segment Operating Profit	$300	$232	29%

	Nine Months Ended September 30,
(unaudited, dollars in millions)	2026	2025	Variance %
Segment Net Sales	$2,474	$2,273	9%
Segment Operating Profit	$833	$791	5%

Segment Net Sales

	For the Three Months Ended September 30,
(unaudited, dollars in millions)	2026	2025	Variance %
North America On-Highway	$462	$327	41%
Outside North America On-Highway	129	122	6%
Global Off-Highway	15	7	114%
Defense	94	78	21%
Service Parts, Support Equipment and Other	181	159	14%
Total Segment Net Sales	$881	$693	27%

	For the Nine Months Ended September 30,
(unaudited, dollars in millions)	2026	2025	Variance %
North America On-Highway	$1,267	$1,179	7%
Outside North America On-Highway	371	376	(1)%
Global Off-Highway	45	41	10%
Defense	280	194	44%
Service Parts, Support Equipment and Other	511	483	6%
Total Segment Net Sales	$2,474	$2,273	9%

For a discussion of the year-over-year changes in Net sales in each end market, see “Results of Operations – Allison Consolidated Comparison of the three months ended September 30, 2026 and 2025 – Net sales” and “Results of Operations – Allison Consolidated Comparison of the nine months ended September 30, 2026 and 2025 – Net sales” above.

Segment Operating Profit

Segment Operating Profit for the three months ended September 30, 2026 and 2025 was $300 million and $232 million, respectively, an increase of 29%. For the nine months ended September 30, 2026 and 2025 Segment Operating Profit was $833 million and $791 million, respectively, an increase of 5%. The increases were principally driven by higher gross profit, as described in “Results of Operations – Allison Consolidated Comparison of the three months ended September 30, 2026 – Gross profit” and “Results of Operations – Allison Consolidated Comparison of the nine months ended September 30, 2026 – Gross profit” above.

Allison Off-Highway - Operating results for the three and nine months ended September 30, 2026

The Allison Off-Highway reportable segment is comprised solely of the Acquired Off-Highway Business. The following table sets forth certain financial information for the three and nine months ended September 30, 2026 and should be read in conjunction with the information contained in our condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Three Months Ended September 30,	Nine Months Ended September 30,
(unaudited, dollars in millions)	2026	2026
Segment Net Sales	$653	$2,032
Segment Operating Profit (a)	$32	$58

(a)
Includes expenses related to the recognition of the stepped-up basis in inventory, depreciation related to the stepped-up basis in property, plant and equipment and intangibles amortization related to the Acquisition.

Segment Net Sales

	Three Months Ended September 30,	Nine Months Ended September 30,
(unaudited, dollars in millions)	2026	2026
Construction & Material Handling	$232	$708
Agriculture	130	436
Industrial	92	281
Mining	53	157
Service Parts, Specialty & Other	146	450
Total Segment Net Sales	$653	$2,032

Liquidity and Capital Resources

We generate cash primarily from our operations to fund our operating, investing and financing activities. Our principal uses of cash are operating expenses, capital expenditures, working capital needs, debt service, dividends on common stock, stock repurchases and strategic growth initiatives, including investments, acquisitions and collaborations. Our ability to generate cash in the future and our future uses of cash are subject to general economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control. We had total available cash and cash equivalents of $497 million and $1,495 million as of September 30, 2026 and December 31, 2025, respectively. Of the available cash and cash equivalents, $380 million was deposited in operating accounts and $117 million was primarily invested in U.S. government backed securities and time deposits as of September 30, 2026, compared to $1,361 million deposited in operating accounts and $134 million invested primarily in U.S. government backed securities and time deposits as of December 31, 2025.

As of September 30, 2026, the total of cash held by foreign subsidiaries was $361 million, the majority of which was at our subsidiaries located in Switzerland, China and India. We manage our worldwide cash requirements considering available funds among the subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. As a result, we do not currently anticipate that local liquidity restrictions will preclude us from funding our targeted initiatives or operating needs with local resources.

We have not recognized any deferred tax liabilities associated with earnings in foreign subsidiaries, except for a subsidiary located in China, as they are intended to be permanently reinvested and used to support foreign operations or have no associated tax requirements. We have recorded a deferred tax liability of $3 million for the tax liability associated with the remittance of previously taxed income and unremitted earnings for our subsidiary located in China. The remaining deferred tax liabilities, if recorded, related to unremitted earnings that are indefinitely reinvested are not material.

Our liquidity requirements are significant, primarily due to our debt service requirements. In January 2026, we and ATI entered into Amendment No. 5 to the Credit Agreement to increase the commitments under the existing Revolving Credit Facility from $750 million to $1,000 million and provide for the Incremental Term Loan in an aggregate principal amount equal to $1,200 million, which matures on January 2, 2033 with a springing maturity to the maturity date of the Term Loan in the event the Term Loan matures on any date prior to January 2, 2033. In June 2026, we and ATI entered into Amendment No. 6 to the Credit Agreement to lower the applicable margin on the Term Loan by 0.25%. As of September 30, 2026, we had $505 million of indebtedness associated with ATI’s Term Loan, $1,194 million of indebtedness associated with ATI's Incremental Term Loan, $300 million of indebtedness associated with ATI’s 4.75% Senior Notes due October 2027 (“4.75% Senior Notes”), $500 million of indebtedness associated with ATI’s 5.875% Senior Notes due June 2029 (“5.875% Senior Notes 2029”), $1,000 million of indebtedness associated with ATI’s 3.75% Senior Notes due January 2031 (“3.75% Senior Notes”) and $500 million of indebtedness associated with ATI's 5.875% Senior Notes 2033 (together with the 4.75% Senior Notes, 5.875% Senior Notes 2029 and 3.75% Senior Notes, the “Senior Notes”). Our short-term and long-term debt service liquidity requirements consist of $1 million of minimum required quarterly principal payments on ATI’s Term Loan through its maturity date of March 2031, $3 million of minimum required quarterly principal payments on ATI's Incremental Term Loan through its maturity date of January 2033 and periodic interest payments on ATI’s Term Loan, Incremental Term Loan, Revolving Credit Facility and the Senior Notes. There are no required quarterly principal payments on the Senior Notes. Our long-term debt service liquidity requirements also consist of the payment in full of any remaining principal balance of ATI’s Term Loan, Incremental Term Loan and Senior Notes and any borrowings under the Revolving Credit Facility upon their respective maturity dates.

We made $10 million of principal payments on the Term Loan and Incremental Term Loan during the nine months ended September 30, 2026 and $4 million of principal payments on the Term Loan during the nine months ended September 30, 2025. During the three months ended September 30,2026, we made a $100 million redemption payment on the 4.75% Senior Notes. Our ability to make payments on and refinance our indebtedness and to fund planned capital expenditures and growth initiatives will depend on our ability to generate cash in the future.

The Senior Secured Credit Facility provides for a $1,000 million Revolving Credit Facility, net of an allowance for up to $75 million in outstanding letter of credit commitments. During the nine months ended September 30, 2026, the Company withdrew $300 million to partially fund the Acquisition and fully repaid the outstanding balance on the Revolving Credit Facility. The maximum amount outstanding at any time during the nine months ended September 30, 2026 was $300 million. As of September 30, 2026, we had $996 million available under the Revolving Credit Facility, net of $4 million in letters of credit. If we have commitments outstanding on the Revolving Credit Facility at the end of a fiscal quarter, the Senior Secured Credit Facility requires us to maintain a specified maximum first lien net leverage ratio of 5.50x. Additionally, within the terms of the Senior Secured Credit Facility, a first lien net leverage ratio at or below 4.00x results in the elimination of excess cash flow payments on the Senior Secured Credit Facility for the applicable year. As of September 30, 2026, our first lien net leverage ratio was 0.84x. The Senior Secured Credit Facility also provides certain financial incentives based on our first lien net leverage ratio. A first lien net leverage ratio at or below 4.00x and above 3.50x results in a 25 basis point reduction to the applicable margin on the Revolving Credit Facility. A first lien net leverage ratio at or below 3.50x results in an additional 25 basis point reduction to the applicable margin on the Revolving Credit Facility. These reductions remain in effect as long as we achieve a first lien net leverage ratio at or below the related threshold.

In addition, the Credit Agreement includes, among other things, customary restrictions (subject to certain exceptions) on our ability to incur certain indebtedness, grant certain liens, make certain investments, engage in acquisitions, consolidations and mergers, declare or pay certain dividends, and repurchase shares of our common stock. The indentures governing the Senior Notes contain negative covenants restricting or limiting our ability to, among other things, incur or guarantee additional indebtedness, incur liens, pay dividends on, redeem or repurchase our capital stock, make certain investments, permit payment or dividend restrictions on certain of our subsidiaries, sell assets, engage in certain transactions with affiliates, and consolidate or merge or sell all or substantially all of our assets. As of September 30, 2026, we were in compliance with all covenants under the Senior Secured Credit Facility and indentures governing the Senior Notes.

Our credit ratings and outlook are reviewed periodically by Moody’s Ratings (“Moody’s”) and Fitch Ratings, Inc. (“Fitch”). As of September 30, 2026, our credit ratings from both Moody's and Fitch are shown in the table below:

September 30, 2026
Credit Ratings	Moody's	Fitch
Corporate Credit	Ba1	BB+
Term Loan, due 2031	Baa2	BBB-
4.75% Senior Notes, due 2027	Ba2	BB+
5.875% Senior Notes, due 2029	Ba2	BB+
3.75% Senior Notes, due 2031	Ba2	BB+
5.875% Senior Notes, due 2033	Ba2	BB+
Incremental Term Loan, due 2033	Baa2	BBB-

On February 20, 2025, our Board of Directors authorized us to repurchase an additional $1,000 million of our common stock pursuant to our stock repurchase program (the "Repurchase Program"), bringing the total amount authorized pursuant to the Repurchase Program to $5,000 million. During the nine months ended September 30,

2026, we repurchased $124 million of our common stock under the Repurchase Program. Substantially all of the repurchase transactions during the nine months ended September 30, 2026 were settled in cash during the same period. As of September 30, 2026, we had approximately $1,068 million available under the Repurchase Program.

The following table shows our sources and uses of funds for the nine months ended September 30, 2026 and 2025 (dollars in millions):

	Nine Months Ended September 30,
Statements of Cash Flows Data	2026	2025
Cash flows provided by operating activities	$811	$593
Cash flows used for investing activities	$(2,679)	$(108)
Cash flows provided by (used for) financing activities	$874	$(368)

Generally, cash provided by operating activities has been adequate to fund our operations. We have significant liquidity, including $497 million of cash and cash equivalents and $996 million available under the Revolving Credit Facility, net of $4 million of letters of credit, as of September 30, 2026. At this time, we believe cash provided by operating activities, cash and cash equivalents and borrowing capacity under the Revolving Credit Facility will be sufficient to meet our known and anticipated cash requirements for the next twelve months and thereafter.

Cash provided by operating activities

Operating activities for the nine months ended September 30, 2026 generated $811 million of cash compared to $593 million for the nine months ended September 30, 2025. The increase was principally driven by higher gross profit and lower cash incentive compensation payments, partially offset by higher cash interest expense, higher cash income taxes, higher working capital funding requirements and increased payments for expenses related to the Acquisition.

Cash used for investing activities

Investing activities for the nine months ended September 30, 2026 used $2,679 million of cash compared to $108 million for the nine months ended September 30, 2025. The increase was principally driven by the Acquisition and increased capital expenditures.

Cash provided by (used for) financing activities

Financing activities for the nine months ended September 30, 2026 provided $874 million of cash compared to using $368 million for the nine months ended September 30, 2025. The change was principally driven by $1,200 million of proceeds from the Incremental Term Loan and $159 million of lower stock repurchases under the Repurchase Program, partially offset by a $100 million redemption payment on the 4.75% Senior Notes during the third quarter of 2026.

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

Critical Accounting Estimates

A discussion of our critical accounting estimates is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Annual Report on Form 10-K. The preparation of the condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the applicable reporting period. Actual results could differ materially from these estimates. Changes in estimates are recorded in results of operations in the period that the events or circumstances giving rise to such changes occur. Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different estimates being reported for the three and nine months ended September 30, 2026.

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

Important factors that could cause actual results to differ materially from our expectations are disclosed in Part I, Item 1A of our 2025 Annual Report on Form 10-K and Part II, Item 1A of this Quarterly Report on Form 10-Q. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other SEC filings or public communications. You should evaluate all forward-looking statements made in this Quarterly Report on Form 10-Q in the context of these risks and uncertainties.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk consists of changes in interest rates, foreign currency rate fluctuations and movements in commodity prices.

Interest Rate Risk

Our principal interest rate exposure relates to outstanding amounts under our Senior Secured Credit Facility. Our Senior Secured Credit Facility provides for variable rate borrowings of up to $2,695 million, including our $505 million Term Loan, $1,194 million Incremental Term Loan and $996 million available under our Revolving Credit Facility, net of $4 million of letters of credit. A one-eighth percent increase or decrease in assumed interest rates for the Senior Secured Credit Facility, if fully drawn as of September 30, 2026, would have an impact of approximately $3 million on interest expense per year.

Exchange Rate Risk

We conduct business in various locations throughout the world and transact in numerous foreign currencies. As a result, we are exposed to volatility in our results of operations related to movements in foreign currency exchange rates. The U.S. dollar is our reporting currency, but the functional currencies of our foreign subsidiaries are primarily the local currency in the country of domicile or the currency in which the subsidiary conducts its operations. To help manage these transaction and translation exposures to exchange rate changes, we have entered into cross-currency swap contracts and foreign exchange forward contracts. Our cross-currency swap contracts effectively hedge the euro exposure associated with our net investment in our euro-functional subsidiaries and our foreign exchange forward contracts hedge forecasted foreign currency cash flows and foreign currency exposure on the Company's Condensed Consolidated Balance Sheets. As appropriate, we will designate these derivative financial instruments as hedges that qualify for hedge accounting. See “Note H. Derivatives” for further information on our derivatives.

Commodity Price Risk

We are subject to changes in our cost of sales caused by movements in underlying commodity prices. As of September 30, 2026, approximately 65% of our cost of sales consisted of purchased components. A substantial portion of the purchased parts are made of aluminum, steel and iron. The cost of aluminum parts includes an adjustment factor on future purchases for fluctuations in aluminum prices based on accepted industry indices. In addition, a substantial amount of iron- and steel-based contracts also include an index-based component. As our costs change, we are able to pass through a portion of the changes in commodity prices to certain of our customers according to our LTAs. We historically have not entered into long-term purchase contracts related to the purchase of aluminum, steel or iron.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” of our 2025 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2025 Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or future results.

There have been no material changes to our risk factors as previously reported in Part I, Item 1A of our 2025 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information related to our repurchases of our common stock on a monthly basis during the three months ended September 30, 2026:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 – July 31, 2026	141,875	$116.29	141,875	$1,108,205,524
August 1 – August 31, 2026	153,565	$125.35	153,565	$1,088,956,784
September 1 – September 30, 2026	173,624	$120.94	173,624	$1,067,958,085
	469,064	$120.98	469,064

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

Item 5. Other Information

Insider Trading Arrangements

During the three months ended September 30, 2026, the Company's directors and officers did not adopt, modify or terminate any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) ("Rule 10b5-1 trading arrangement") or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(c) of Regulation S-K.

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

101.INS	Inline XBRL Instance Document (filed herewith)

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document (filed herewith)

104	Cover Page Interactive Data File – The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLISON TRANSMISSION HOLDINGS, INC.

Date: November 4, 2026	By:	/s/ David S. Graziosi

		Name:	David S. Graziosi
		Title:	Chair, President and Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2026	By:	/s/ Scott Mell

		Name:	Scott Mell
		Title:	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)